Form 10QSB
period 1996-03-31
SOUTHERN MISSOURI BANCORP INC
filed 1996-05-14
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                __________

                                FORM 10-QSB


(Mark One)

 x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       March 31, 1996


                                    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                    Commission file number   0-23406

               Southern Missouri Bancorp, Inc.
          (Exact name of registrant as specified in its charter)

         Delaware                               43-1665523
(State or jurisdiction of incorporation)   (IRS employer id. no.)

   531 Vine Street       Poplar Bluff, MO            63901
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code  573-785-1421

       Not Applicable
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X     No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,724,013 as of April 30, 1996.

                      SOUTHERN MISSOURI BANCORP, INC.

                                FORM 10-QSB

                   FOR THE QUARTER ENDED MARCH 31, 1996

                                   INDEX



                                                         Page No.

PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition         1-2

     Consolidated Statements of Income                      3-4

     Consolidated Statements of Cash Flows                  5-6

     Notes to Consolidated Financial Statements             7-8
      (Unaudited)


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                   9-15


PART II - Other Information

   Item 1.  Legal Proceedings                                16

   Item 2.  Changes in Securities                            16

   Item 3.  Defaults upon Senior Securities                  16

   Item 4.  Submission of Matters to a
             Vote of Security-Holders                        16

   Item 5.  Other Information                                16

   Item 6.  Exhibits and Reports on Form 8-K                 16

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)



                                        March 31,       June 30,
          ASSETS                          1996            1995


Cash and cash equivalents           $   7,267,667      2,985,898
Certificates of deposit                   186,519        276,741
Investment and mortgage-backed and
 related securities:
Available for sale
 - at estimated market value
 (amortized cost of $52,280,200 and
 $17,938,084 at March 31, 1996 and
 June 30, 1995, respectively)          52,144,966     17,762,860
Held to maturity - at amortized cost
 (estimated market value of $5,682,192
 and $39,442,358 at March 31, 1996 and
 June 30, 1995, respectively)           5,621,340     38,969,530
     Total investment and mortgage-
      backed and related securities    57,766,306     56,732,390

Stock in Federal Home Loan Bank
 of Des Moines                          1,519,700      1,489,700
Loans receivable, net                  91,489,764     82,886,563
Accrued interest receivable             1,088,172      1,194,993
Foreclosed real estate, net               680,403        727,518
Premises and equipment                  1,319,945      1,294,741
Prepaid expenses and other assets         673,409        734,438

     Total assets                   $ 161,991,885    148,322,982
























See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)




                                        March 31,       June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY      1996            1995

Deposits                            $ 121,882,519    118,152,385
Advances from borrowers for taxes
  and insurance                           284,711        472,846
Advances from FHLB of Des Moines       11,554,083      1,314,474
Federal income taxes payable              191,681          8,243
Accounts payable and other liabilities    514,318        529,773
Accrued interest payable                  992,661        798,285
     Total liabilities                135,419,973    121,276,006

Commitments and contingencies

Preferred stock, $.01 par value;
 500,000 shares authorized; none
 issued and outstanding                       --             --
Common stock, $.01 par value;
 3,000,000 shares authorized;
 1,803,201 shares issued                   18,032         18,032
Additional paid-in capital             17,408,733     17,325,586
Common stock acquired by ESOP            (969,217)    (1,122,251)
Common stock acquired by MRP             (433,681)      (540,805)
Retained earnings
 -substantially restricted             11,987,290     11,491,096
Unrealized loss on investment
 securities and mortgage-backed
 and related securities available
 for sale, net                            (66,430)      (115,647)
Minimum pension plan liability             (9,035)        (9,035)
Treasury stock, 79,188 shares at cost  (1,363,780)           --
     Total stockholders' equity        26,571,912     27,046,976

     Total liabilities and
      stockholders' equity          $ 161,991,885    148,322,982

















See accompanying notes to consolidated financial statements.





              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                            Three Months Ended
                                                  March 31,
                                               1996        1995
Interest income:
   Loans receivable                      $ 1,777,607   1,448,084
   Investment securities                     456,387     492,602
   Mortgage-backed and related securities    580,779     426,526
   Other interest-earning assets              68,285      42,834
     Total interest income                 2,883,058   2,410,046

Interest expense:
   Deposits                                1,455,890   1,308,478
   Other borrowings                               -          172
   Advances from FHLB of Des Moines          166,011      16,243
     Total interest expense                1,621,901   1,324,893

     Net interest income                   1,261,157   1,085,153

Provision for loan losses                     15,000      15,000
     Net interest income after
      provision for loan losses            1,246,157   1,070,153

Noninterest income:
   Gain on sale of investment
    securities, available for sale               --          --
   Gain (loss) on sale of mortgage-backed
    securities, available for sale            40,337         --
   Gain on sale of mortgage-backed
    securities, held to maturity              54,487         --
   Insurance commissions                      66,864      69,874
   Banking service charges                    32,027      28,840
   Net income on foreclosed real estate       (7,513)    (15,626)
   Loan late charges                          20,393       8,075
   Other                                       5,573       5,766
     Total noninterest income                212,168      96,929

Noninterest expense:
   Compensation and benefits                 534,358     514,490
   Occupancy and equipment                    62,634      70,378
   SAIF deposit insurance premium             68,672      66,432
   Gain on foreclosed real estate, net       (30,322)     (9,121)
   Professional fees                          25,743      48,917
   Advertising                                19,260      25,030
   Postage and office supplies                29,994      31,549
   Other                                      82,930      76,463
     Total noninterest expense               793,269     824,138

Income before income taxes                   665,056     342,944
Income taxes                                 210,706      96,985

Net income                               $   454,350     245,959

Earnings per share                       $       .29         .16

Dividends per share                      $      .125        .125

See accompanying notes to consolidated financial statements.






              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                             Nine Months Ended
                                                  March 31,
                                               1996        1995
Interest income:
   Loans receivable                      $ 5,222,927   4,300,144
   Investment securities                   1,459,518   1,469,133
   Mortgage-backed and related securities  1,348,407   1,253,988
   Other interest-earning assets             152,275     132,652
     Total interest income                 8,183,127   7,155,917

Interest expense:
   Deposits                                4,450,499   3,714,796
   Other borrowings                              --        1,551
   Advances from FHLB of Des Moines          276,289      28,935
     Total interest expense                4,726,788   3,745,282

     Net interest income                   3,456,339   3,410,635

Provision for loan losses                     45,000      20,000
     Net interest income after
      provision for loan losses            3,411,339   3,390,635

Noninterest income:
   Gain on sale of investment
    securities, available for sale            75,633      85,172
   Gain (loss) on sale of mortgage-backed
    securities, available for sale           (12,720)    (74,295)
   Gain on sale of mortgage-backed
    securities, held to maturity              63,748         --
   Insurance commissions                     224,484     214,986
   Banking service charges                   106,339      90,372
   Net income on foreclosed real estate      (17,981)    (32,970)
   Loan late charges                          40,546      26,323
   Other                                      11,035      10,705
     Total noninterest income                491,084     320,293

Noninterest expense:
   Compensation and benefits               1,581,570   1,454,801
   Occupancy and equipment                   222,255     240,582
   SAIF deposit insurance premium            205,587     209,008
   Gain on foreclosed real estate, net       (64,075)    (47,357)
   Professional fees                          99,986     126,384
   Advertising                                66,431      68,919
   Postage and office supplies                82,690      80,212
   Other                                     223,458     223,705
     Total noninterest expense             2,417,902   2,356,254

Income before income taxes                 1,484,521   1,354,674
Income taxes                                 425,062     385,127

Net income                               $ 1,059,459     969,547

Earnings per share                       $       .65         .61

Dividends per share                      $      .375        .275

See accompanying notes to consolidated financial statements.






              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Nine Months Ended
                                                  March 31,
                                              1996         1995

Cash flows from operating activities:
Net income                              $  1,059,459     969,547
  Items not requiring (providing) cash:
   Depreciation and amortization             131,727     156,957
   MRP expense and ESOP expense              343,305     260,158
   Gain on sale of investment
    securities - available for sale          (75,633)    (85,172)
   Loss on sale of mortgage-backed
    securities - available for sale           12,720      74,295
   Gain on sale of mortgage-backed
    securities, held to maturity             (63,748)        --
   Provision for loan losses                  45,000      20,000
   FHLB stock dividend                       (30,000)        --
   Gain on foreclosed real estate, net       (64,075)    (47,357)
   Net amortization of deferred income,
    premiums, and discounts                  155,904     (46,160)
  Changes in:
   Accrued interest receivable               106,821      36,088
   Prepaid expenses and other assets          61,029    (118,204)
   Accounts payable and other liabilities    (15,455)   (220,877)
   Federal income taxes payable              183,438      17,673
   Accrued interest payable                  194,376     497,638
     Net cash provided by
      operating activities                 2,044,868   1,514,586

Cash flows from investing activities:
  Net increase in loans                   (8,632,133) (6,027,213)
  Proceeds from sales of investment
   securities, available for sale          5,903,998   2,792,770
  Proceeds from maturing investment
   securities, available for sale          8,775,000   3,250,000
  Proceeds from maturing investment
   securities, held to maturity            2,900,000   1,040,000
  Purchase of investment securities,
   available for sale                    (7,457,104)  (1,095,361)
  Purchase of investment securities,
   held to maturity                        (500,000)  (4,279,568)
  Proceeds from sales of mortgage-backed
   securities, held to maturity            1,161,028         --
  Proceeds from sales of mortgage-backed
   securities, available for sale          5,120,870     369,256
  Proceeds from maturing mortgage-backed
   securities, available for sale          4,086,474     884,064
  Proceeds from maturing mortgage-backed
   securities, held to maturity            1,064,529   2,043,818
  Purchase of mortgage-backed securities,
   held to maturity                              --   (3,426,640)
  Purchase of mortgage-backed securities,
   available for sale                    (22,094,619)         --
  Purchase of certificates of deposits
   of other financial institutions               --     (500,000)







             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Nine Months Ended
                                                  March 31,
                                              1996         1995

  Proceeds from maturing certificates
   of deposit                           $     90,000     340,000
  Purchase of premises and equipment        (114,784)   (178,150)
  Proceeds from sale of foreclosed
   real estate                                79,079      11,475
     Net cash used in
      investing activities                (9,617,662) (4,775,549)

Cash flows from financing activities:
  Net increase in deposits                 3,730,134   4,506,395
  Net decrease in advances from borrowers
   for taxes and insurance                  (188,135)   (110,141)
  Repayment of other borrowings                  --      (84,250)
  Proceeds from advances from FHLB
   of Des Moines                          15,250,000   2,000,000
  Repayment of advances from FHLB
   of Des Moines                          (5,010,391) (2,010,143)
  Dividends on common stock                 (563,265)   (495,880)
  Sale of treasury stock                     108,120         --
  Payments to acquire treasury stock      (1,471,900)        --
     Net cash provided by
      financing activities                11,854,563   3,805,981

Increase in cash and cash equivalents      4,281,769     545,018

Cash and cash equivalents
 at beginning of period                    2,985,898   5,094,873

Cash and cash equivalents
 at end of period                       $  7,267,667   5,639,891


Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities

Conversion of loans to
 foreclosed real estate                 $     77,824      44,450
Conversion of foreclosed
 real estate to loans                   $     93,892      58,845


Cash paid during the period for
Interest (net of interest credited)     $  1,534,387   1,069,124
Income taxes                            $    241,500     352,400





See accompanying notes to consolidated financial statements.










              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 1996 are not indicative of the results of operations for the entire fiscal year.

(2) The Savings Bank is a member of the Savings Association Insurance fund (SAIF). Legislation has been introduced in the United State Congress that would require financial institutions that are members of SAIF to pay a one-time premium to recapitalize the SAIF, which is expected to be approximately 85 basis points applied to insured deposits. If this legislation is enacted into law, it is likely that the premium would be immediately charged against current earnings and therefor would serve to reduce the capital of the Company by the amount of the premium, net of related income taxes. Based upon the Savings Bank's level of insured deposits at March 31, 1995, the measurement date proposed in the legislation and the provisions of the legislation currently proposed, the potential one-time premium would be approximately $1,008,000. Management cannot predict whether the proposed legislation will be enacted or, if enacted, the amount of the one-time premium.

    Proposed legislation before the U.S. Congress contains a provision that repeals the reserve method of accounting for thrift bad debt reserves (including the percentage-of-taxable-income) for tax years beginning after December 31, 1995. This would require the Savings Bank to account for bad debts using the specific charge-off method. Under the proposed legislation, the change in accounting method that eliminates the reserve method would trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. However, at December 31, 1995 the Savings Bank had no post-1987 excess reserves. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement would be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to be the average of the institution's loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997. Management cannot predict whether the legislation providing for the recapture




              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




    of bad debt reserves will be enacted, or, if enacted, the final form of such legislation and its ultimate impact on the Savings Bank.

(3) A recent interpretation of Statement of Financial Accounting Standards (SFAS) No. 115 permitted a one-time opportunity, through December 1995, to transfer investment and mortgage-backed and related securities from held to maturity classification to the available for sale classification. SFAS No. 115 permits transfer from the held to maturity classification to the available for sale classification only in rare circumstances. The Company transferred $23,041,000 of investment and mortgage-backed and related securities from the held to maturity classification to the available for sale classification. The transfer under this one-time opportunity was made in order to increase investment management flexibility. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of tax effect, are reported as a separate component of stockholders' equity. Stockholders' equity will be subject to increased volatility to the extent that changes in interest rates affect the fair value of securities available for sale.


             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS





General

On April 13, 1994, Southern Missouri Savings Bank (Savings Bank) completed its conversion from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, Southern Missouri Bancorp, Inc. (Company). The Company sold 1,785,375 shares of common stock at $10 per share in conjunction with the subscription offering to the Savings Bank Employee Stock Ownership Plan (ESOP), eligible account holders and other members of the Savings Bank. In addition, 17,826 shares of authorized common stock were granted to the Savings Bank's Management Recognition Plan to fulfill its order in the subscription offering. Net proceeds of the sale of common stock in the subscription offering were $15,160,161, after deduction of conversion costs of $729,369. The Company retained 50% of the net conversion proceeds less the funds used to make the ESOP loan to the Savings Bank for the purchase of shares of common stock for the Savings Bank's ESOP and used the balance of the net proceeds to purchase all of the stock of the Savings Bank in the conversion.

The Company has no significant assets other than common stock of the Savings Bank and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates primarily to the Savings Bank and its operations.

Supervisory Agreement

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the OTS as a result of its latest OTS examination. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and more specifically focuses on the reporting, monitoring and assessment of interest rate risk in connection with the Savings bank's portfolio of collateralized mortgage obligations (CMOs). As part of the Supervisory agreement, the Savings Bank has hired an investment officer who will augment the Savings Bank's expertise and facilitate compliance with regard to the Savings bank's portfolio of CMOs. The investment officer is expected to become the Savings Bank's Chief Financial Officer. In addition, the Savings Bank has revised its Investment Policy to conform more closely to the OTS's policy on securities activities and the Savings Bank's Board of Directors are expected to implement additional procedures to review the Savings Bank's investment activities and monitor its interest rate risk management.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued





Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, and net income. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines (FHLB of Des Moines) to provide cash advances, should the need for additional funds be required. Commitments to originate fixed rate and adjustable-rate mortgage loans at March 31, 1996 were approximately $289,000 and $4,144,000, respectively.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short term borrowings. The minimum level of liquidity required by OTS regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 11.71% at March 31, 1996. The Savings Bank maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

The savings and loan industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. In recent years, the Savings Bank has originated primarily mortgage loans which permit adjustment of the interest rate after an initial term of one year in order to reduce inherent interest rate risk.

Investment and mortgage-backed and related securities with a carrying value of $52,145,000 are classified as available for sale at March 31, 1996. Such securities are carried at fair value and can be liquidated with no further impact on capital. The Company's unrealized gains and losses on investment and mortgage-backed and related securities net of applicable income taxes, are recorded in stockholders' equity.

The Savings Bank must maintain core capital equal to 3% of adjusted total assets and tangible capital equal to 1.5% of adjusted total assets. The Savings Bank must maintain an 8% risk-based capital.

In November, 1994 the OTS adopted a regulation which excludes unrealized losses or gains on debt securities classified as available for sale and unrealized gains on equity securities for regulatory capital purposes.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued




The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at March 31, 1996:
                                            Unaudited Regulatory
                                                   Capital
                                            Tangible     Core

Stockholders' equity per
 consolidated financial statements      $ 26,571,912  26,571,912
Stockholders' equity of Southern
 Missouri Bancorp, Inc. not available
 for regulatory capital purposes           6,937,504   6,937,504
GAAP capital                              19,634,408  19,634,408
General valuation allowances                     --          --
Non-includable unrealized loss on
 investment and mortgage-backed and
 related securities available for sale        89,255      89,255
Non-includable deferred tax assets          (309,980)   (309,980)
Non-includable intangible assets             (95,124)    (95,124)
Regulatory capital                        19,318,559  19,318,559
Regulatory capital requirement             2,346,000   4,692,000
Regulatory capital - excess             $ 16,972,559  14,626,559
Regulatory capital ratio                       12.33%      12.33%
Regulatory capital requirement                  1.50        3.00

Regulatory capital ratio - excess              10.83%       9.33%

                                             Unaudited Regulatory
                                                   Capital
                                                  Risk-Based
Stockholders' equity per
 consolidated financial statements             $ 26,571,912
Stockholders' equity of Southern
 Missouri Bancorp, Inc. not available
 for regulatory capital purposes                  6,937,504
GAAP capital                                     19,634,408
General valuation allowances                        612,535
Non-includable unrealized loss on
 investment and mortgage-backed and
 related securities available for sale               89,255
Non-includable deferred tax assets                 (300,980)
Non-includable intangible assets                    (95,124)
Regulatory capital                               19,940,094
Regulatory capital requirement                    6,077,000
Regulatory capital - excess                    $ 13,863,094
Regulatory capital ratio                              26.24%
Regulatory capital requirement                         8.00

Regulatory capital ratio - excess                     18.24%









                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued





Financial Condition

Total assets increased from $148.3 million at June 30, 1995 to $162.0 million at March 31, 1996. Cash flows from the maturities, sales and prepayments of securities, deposits and advances from the FHLB of Des Moines were used to originate loans, purchase securities and cash and cash equivalents. The Savings Bank intends to borrow from the FHLB when the cost is less than the overall cost of retail deposits. Foreclosed real estate, net decreased due to the sale of certain properties. Premises and equipment increased due to the purchase of an automatic teller machine to be installed at the Poplar Bluff branch in the fourth quarter. Advances from borrowers for taxes and insurance decreased as a result of real estate taxes being paid in December for loan customers. Federal income taxes payable increased due to the timing of federal income tax payments. Accrued interest payable increased due to the timing of interest payments on a promotional nine-month certificate. Additional paid-in capital and common stock acquired by the ESOP and MRP changed as a result of the recognition of compensation expense for the ESOP and MRP. Unrealized loss on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a loss $116,000 at June 30, 1995 to a loss of $66,000 at March 31, 1996. The balance is expected to fluctuate in the future based on changes in interest rates, as well as the amount and maturities of securities and mortgage-backed securities available for sale.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS
ENDED MARCH 31, 1996 AND 1995

Net Income

Net income for the three-months ended March 31, 1996 was $454,000 compared to $246,000 for the three-months ended March 31, 1995. Net income increased due to higher net interest income and higher noninterest income and lower noninterest expense. Net income for the nine months ended March 31, 1996 was $1,059,000 compared to $970,000 for the nine months ended March 31, 1995. The increase was due to higher net interest income and noninterest income, offset by higher provision for loan losses and noninterest expense.

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued





Net Interest Income

Net interest income increased from $1.08 million for the three months ended March 31, 1995 to $1.26 million for the comparable three month period in 1996. Net interest income increased from $3.41 million for the nine months ended March 31, 1995 to $3.46 million for the comparable nine month period in 1996. The interest rate spread increased due to an increase in average interest earnings assets and weighted average rates. This increase was offset, in part, by an increase in interest expense due to higher weighted average rates on interest-bearing liabilities, as well as an increase in average interest-bearing liabilities. Interest rates in 1996 were generally higher than in 1995.

Interest Income

Interest income was $2.41 million for the three months ended March 31, 1995 compared to $2.88 million for the comparable three month period in 1996. Interest income was $7.16 million for the nine months ended March 31, 1995 compared to $8.18 million for the comparable nine month period in 1996.

Interest on loans receivable increased for both the three months and nine months periods ended March 31, 1996 compared to 1995 periods as a result of higher average loans outstanding for 1996, and a higher yield. The weighted-average rate on loans increased from 7.15% at March 31, 1995 to 7.83% at March 31, 1996. New loans originated in 1996 generally had a higher interest rate than those originated in 1995. In addition, adjustable-rate mortgage loans repriced upwards to reflect higher interest rates in 1996. Interest on mortgage-backed securities (MBSs) increased due to a higher average balance outstanding in the three and nine month periods ended March 31, 1996 compared to the 1995 periods, offset by lower weighted-average yield on MBSs. The weighted-average rate on MBSs decreased from 6.64% at March 31, 1995 to 6.33% at March 31, 1996. Interest on investment securities decreased in the three and nine month periods ended March 31, 1996 compared to the 1995 periods due to lower average balance outstanding, offset by a higher weighted-average yield. The weighted average rate on investment securities increased from 6.51% at March 31, 1995 to 6.82% at March 31, 1996.

Interest on other interest-earning assets increased in the three months ended March 31, 1996 from the comparable period in 1995 due to higher average balance and higher interest rates on overnight funds and short term deposits. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, investment securities, and MBSs.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued





In the prevailing interest rate environment, the Savings Bank was able to take advantage of investment opportunities resulting from the interest rate differential between the yield earned on investment securities and the rate paid on advances from the FHLB of Des Moines. During the quarter ended December 31, 1995, the Savings Bank borrowed $11.2 million from the FHLB of Des Moines at an average rate of 5.68% and invested such funds in adjustable rate MBSs with an average yield of 6.53%. The Savings Bank expects to continue to evaluate these arbitrage opportunities as they arise.

Interest Expense

Interest expense increased due to higher interest rates and higher average balances. The weighted-average rate on interest-bearing liabilities was 4.73% at March 31, 1995 as compared to 4.85% at March 31, 1996.

Provision for Loan Losses

Provision for loan losses are charged to income to bring the total allowance for loan losses to a level considered adequate by management to provide for loan losses based on prior loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Management also considers other factors relating to the collectibility of the Savings Bank's loan portfolio.

For the three months ended March 31, 1996 and 1995 the Savings Bank established a provision for loan losses of $15,000. For the nine months ended March 31, 1996 the Savings Bank established a provision for loan losses of $45,000 compared with $20,000 for the nine months ended March 31, 1995.

The book value of nonaccrual loans at March 31, 1996 was $867,000 compared to $737,000 at June 30, 1995. The average balance of nonaccrual loans for the nine months ended March 31, 1996 was approximately $771,000. Allowance for losses on nonaccrual loans amounted to approximately $25,000 at March 31, 1996. For the three months and nine months ended March 31, 1996, gross interest income which would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to approximately $18,000 and $55,000, respectively. The amount of interest income included in the Company's net earnings for the three months and nine months ended March 31, 1996 was approximately $11,000 and $48,000, respectively.


                    SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued





Noninterest Income

Noninterest income increased from $97,000 for the three months ended March 31, 1995 to $212,000 for 1996. Noninterest income increased from $320,000 for the nine months ended March 31, 1995 to $491,000 for 1996. The Savings Bank realized net gains on sales of securities and MBSs of $95,000 for the three months ended March 31, 1996 compared to none in 1995. Such gains were $127,000 for the nine months ended March 31, 1996, compared to $11,000 in 1995. Gains on sales of securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Gain on sale of MBSs held to maturity relate to small balance pools, which are permitted to be sold prior to maturity under Statement of Financial Accounting Standards No. 115.

Banking service charges increased for both the three and nine months ended March 31, 1996 over comparable periods in 1995 due to increased checking account activity. Loan late charges increased for both periods in 1996 over 1995 periods due to the collection of more late charges. In prior years the Savings Bank waived late charges for many borrowers. Although past due loans over 30 days have increased slightly, there was no significant change in the trend of delinquent loans.

Noninterest Expense

Noninterest expense decreased from $824,000 for the three months ended March 31, 1995 to $793,000 for the three months ended March 31, 1996. Noninterest expense increased from $2,356,000 for the nine months ended March 31, 1995 to $2,418,000 for the nine months ended March 31, 1996. The increase is due primarily to higher compensation and benefits in 1996 due to higher Employee Stock Ownership (ESOP) expense, hiring of an additional officer and salary increases, offset by lower bonuses. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock, which increased substantially during 1996. ESOP expense will fluctuate in the future based on changes in the market price of the Company's stock. Occupancy and equipment expense decreased as a result of lower repairs in 1996. Professional fees decreased as a result of services performed in connection with the supervisory agreement in 1995.

Income Taxes

Income taxes increased for the three and nine months ended March 31, 1996 compared with the same periods in 1995 due to higher earnings before income taxes and a higher effective tax rate, as a result of lower nontaxable municipal interest income.

                       SOUTHERN MISSOURI BANCORP, INC.

                         PART II - OTHER INFORMATION



Item 1 -  Legal Proceedings

    There are no material legal proceedings to which the Holding Company or the Savings Bank is a party or of which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

Item 2 -  Changes in Securities

    None

Item 3 -  Defaults upon Senior Securities

    Not applicable

Item 4 -  Submission of Matters to a Vote of Security-Holders

    None

Item 5 -  Other Information

    None

Item 6 -  Exhibits and Reports on Form 8-K

    (a)  Exhibits: none

    (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.



                               SIGNATURES
Persuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN MISSOURI BANCORP, INC.
                                     (Registrant)


Date:    May 10, 1996     BY: Donald R. Crandell
                              Donald R. Crandell,
                              Chief Executive Officer
                              Chief Financial Officer and
                              Duly Authorized Officer