Form 10QSB
period 1996-09-30
SOUTHERN MISSOURI BANCORP INC
filed 1996-11-14
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                __________

                                FORM 10-QSB


(Mark One)

 x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     September 30, 1996

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   1,637,813 as of October 31, 1996.








                      SOUTHERN MISSOURI BANCORP, INC.

                                FORM 10-QSB

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                   INDEX


                                                      Page No.

PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)

    Consolidated Statements of Financial Condition        1

    Consolidated Statements of Income                     2

    Consolidated Statements of Cash Flows                 3-4

    Notes to Consolidated Financial Statements            5
     (Unaudited)


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
           of Operations                                  6-11


PART II - Other Information

   Item 1.  Legal Proceedings                             12

   Item 2.  Changes in Securities                         12

   Item 3.  Defaults upon Senior Securities               12

   Item 4.  Submission of Matters to a
           Vote of Security-Holders                       12

   Item 5.  Other Information                             12

   Item 6.  Exhibits and Reports on Form 8-K              12

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)

                                       September 30,    June 30,
           ASSETS                          1996           1996


Cash and cash equivalents              $   3,681,133   4,477,872
Certificates of deposit                      186,371     186,512
Investment and mortgage-backed and
 related securities:
  Available for sale - at estimated
   market value (amortized cost of
   $47,359,809 and $50,615,727 at
      September 30, 1996 and June 30, 1996,
   respectively)                          46,869,818  49,980,348
  Held to maturity - at amortized cost
   (estimated market value of $4,902,906
   and $4,888,427 at September 30, 1996
   and June 30, 1996, respectively)        4,837,198   4,851,454
Stock in Federal Home Loan Bank
 of Des Moines                             1,519,700   1,519,700
Loans receivable, net                     99,636,565  95,534,657
Accrued interest receivable                1,058,560   1,141,099
Foreclosed real estate, net                  161,394      60,133
Premises and equipment                     1,538,453   1,411,247
Prepaid expenses and other assets            634,421     684,701

  Total assets                         $ 160,123,613 159,847,723

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                               $ 119,566,585 120,138,066
Advances from borrowers for taxes
 and insurance                               433,325     353,895
Advances from FHLB of Des Moines          12,546,801  11,550,478
Income taxes payable                          55,521     136,210
Accounts payable and other liabilities     1,262,252     459,971
Accrued interest payable                   1,055,198     981,809

  Total liabilities                      134,919,682 133,620,429



















                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

Commitments and contingencies

Preferred stock, $.01 par value;
 500,000 shares authorized; none
 issued and outstanding                            -           -
Common stock, $.01 par value;
 3,000,000 shares authorized;
 1,803,201 shares issued and outstanding      18,032      18,032
Additional paid-in capital                17,471,250  17,449,978
Retained earnings -
 substantially restricted                 11,901,715  12,192,583
Treasury stock of 165,388 shares
 at September 30, 1996 and 102,188
 shares at June 30, 1996, at cost         (2,674,618) (1,691,030)
Common stock acquired by ESOP               (867,194)   (918,207)
Common stock acquired by MRP                (365,473)   (397,972)
Unrealized loss on investment and
 mortgage-backed securities available
 for sale                                   (273,476)   (419,785)
Minimum pension liability                     (6,305)     (6,305)

  Total stockholders' equity              25,203,931  26,227,294

  Total liabilities and
   stockholders' equity                $ 160,123,613 159,847,723






See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                           Three Months Ended
                                              September 30,
                                            1996         1995
Interest income:
      Loans receivable                     $  1,949,722    1,641,763
      Investment securities                     344,681      525,659
      Mortgage-backed related securities        566,246      398,187
      Other interest-earning assets              15,399       47,862
        Total interest income                 2,876,048    2,613,471
Interest expense:
      Deposits                                1,412,466    1,510,736
      Advances from FHLB                        169,677       16,520
        Total interest expense                1,582,143    1,527,256

        Net interest income                   1,293,905    1,086,215
Provision for loan losses                        17,500       15,000
        Net interest income after
         provision for loan losses            1,276,405    1,071,215

Noninterest income:
      Gain on investment securities,
       available for sale                             -       63,097
      Loss on mortgage-backed securities,
       available for sale                             -      (57,497)
      Gain on sale of mortgage-backed
       securities, held to maturity                   -        9,261
      Insurance commissions                      89,706       72,459
      Banking service charges                    38,645       36,098
      Net income on foreclosed real estate       (2,532)      (2,650)
      Loan late charges                          10,542        9,848
      Other                                       7,910        2,932
        Total noninterest income                144,271      133,548
Noninterest expense:
      General and administrative:
        Compensation and benefits               555,749      532,832
        Occupancy and equipment                  79,825       90,222
        SAIF special assessment                 779,184            -
        SAIF deposit insurance premium           70,322       68,193
        Provisions for losses on
         foreclosed real estate                  (3,422)     (38,451)
        Professional fees                        24,108       31,469
        Advertising                              22,352       24,134
        Postage and office supplies              23,176       26,913
        Other                                    64,292       64,189
          Total noninterest expense           1,615,586      799,501

    (Loss) income before income taxes          (194,910)     405,262

    Income taxes                                (96,663)     103,175

    Net (loss) income                      $    (98,247)     302,087

    Earnings per share                     $       (.06)         .18
    Dividends per share                    $       .125         .125

See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                           Three Months Ended
                                              September 30,
                                          1996           1995
Cash flows from operating activities:
Net (loss) income                      $    (98,247)     302,391
 Items not requiring (providing) cash:
  Depreciation and amortization              41,159       50,968
  MRP expense and ESOP expense              104,784      112,863
  Gain on sale of investment
   securities - available for sale                -      (63,097)
  Loss on sale of mortgage-backed
   securities - available for sale                -       57,497
  Gain on sale of mortgage-backed
   securities, held to maturity                   -       (9,261)
  Provision for loan losses                  17,500       15,000
  Gain on foreclosed real estate, net        (3,422)     (38,451)
  Net amortization of deferred income,
   premiums, and discounts                   31,872       17,859
Changes in:
  Accrued interest receivable                82,539       80,373
  Prepaid expenses and other assets          42,462      107,604
  Accounts payable and other liabilities    802,281     (134,783)
  Federal income taxes payable              (80,689)     101,409
  Accrued interest payable                   73,389      583,414
     Net cash provided by
      operating activities                1,013,628    1,183,786

Cash flows from investing activities:
Net increase in loans                    (4,224,069)  (3,894,593)
Proceeds from sales of investment
 securities, available for sale                   -    1,999,134
Proceeds from maturing investment
 securities, available for sale           1,933,400    1,445,000
Proceeds from maturing investment
 securities, held to maturity                30,000    1,650,000
Purchase of investment securities,
 available for sale                               -   (3,889,062)
Purchase of investment securities,
 held to maturity                                 -     (500,000)
Proceeds from sales of mortgage-backed
 securities, held to maturity                     -      978,784
Proceeds from sales of mortgage-backed
 securities, available for sale                   -    2,544,231
Proceeds from maturing mortgage-backed
 securities, available for sale           1,266,979      249,994
Proceeds from maturing mortgage-backed
 securities, held to maturity                12,576      638,592
Purchase of mortgage-backed securities,
 available for sale                               -   (2,817,997)
Purchase of premises and equipment         (160,716)     (28,908)
Proceeds from sale of
 foreclosed real estate                       3,400       74,500
     Net cash used in
      investing activities               (1,138,430)  (1,550,325)

See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                (Unaudited)

                                           Three Months Ended
                                              September 30,
                                          1996           1995
Cash flows from financing activities:
Net (decrease) increase in deposits    $   (571,481)   3,205,050
Net increase in advances from borrowers
 for taxes and insurance                     79,430       44,920
Proceeds from advances from FHLB
 of Des Moines                            1,000,000    2,000,000
Repayment of advances from FHLB
 of Des Moines                               (3,677)  (3,003,395)
Dividends on common stock                  (192,621)    (225,400)
Payments to acquire treasury stock         (983,588)           -

Net cash (used) provided by
 financing activities                      (671,937)   2,021,175

(Decrease) increase in cash
 and cash equivalents                      (796,739)   1,654,636

Cash and cash equivalents
 at beginning of period                   4,477,872    2,985,898

Cash and cash equivalents
 at end of period                     $   3,681,133    4,640,534


Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities
Conversion of loans to
 foreclosed real estate               $     112,660            -
Conversion of foreclosed
 real estate to loans                 $      11,400       18,000

Cash paid during the period for
Interest (net of interest credited)   $     506,334      382,793
Income taxes                          $           -            -












See accompanying notes to consolidated financial statements

             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Supervisory Agreement

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the Office of Thirft Supervision (OTS), its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and more specifically focuses on the reporting, monitoring and assessment of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations (CMOs). As part of the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities implemented additional procedures to review the investment activities and monitor interest rate risk management. The Supervisory Agreement will remain in effect until it is terminated by the OTS.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued




Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net income. The Savings Bank has an agreement with the Federal Home Loan Bank
(FHLB) of Des Moines to provide cash advances, should the need for additional funds be required. Commitments to originate fixed rate and adjustable-rate mortgage loans at September 30, 1996 were approximately $133,000 and $4,217,000, respectively.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by OTS regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 10.6% at September 30, 1996. The Savings Bank maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

The savings and loan industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. In recent years, the Savings Bank has originated primarily mortgage loans which permit adjustment of the interest rate after an initial term of one to three years in order to reduce inherent interest rate risk.

Investment and mortgage-backed and related securities with a carrying value of $46,870,000 are classified as available for sale at September 30, 1996. Such securities are carried at fair value and can be liquidated with no further impact on capital. The Company's unrealized gains and losses on investment and mortgage-backed and related securities net of applicable income taxes, are recorded in stockholders' equity.

The Savings Bank must maintain core capital equal to 3% of adjusted total assets and maintain tangible capital equal to 1.5% of adjusted total assets. The Savings Bank must maintain risk-based capital of 8% of risk adjusted total assets.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at September 30, 1996:

                                 Unaudited Regulatory Capital
                             Tangible      Core       Risk-Based

Stockholders' equity per
 consolidated financial
 statements              $ 25,203,931   25,203,931    25,203,931
Stockholders' equity of
 Southern Missouri Bancorp,
 Inc. not available for
 regulatory capital
 purposes                   5,529,412    5,529,412     5,529,412
GAAP capital               19,674,519   19,674,519    19,674,519
General valuation allowances        -            -       645,064
Non-includable unrealized
 loss on investment and
 mortgage-backed and
 related securities
 available for sale           288,518      288,518       288,518
Non-includable deferred
 tax assets                  (341,630)    (341,630)     (341,630)
Non-includable
 intangible assets            (79,488)     (79,488)      (79,488)
Regulatory capital         19,541,919   19,541,919    20,186,983
Regulatory capital
 requirement                2,335,000    4,670,000     6,286,000

Regulatory capital
 - excess                  17,206,919   14,871,919    13,900,983


Regulatory capital ratio        12.50        12.50         25.60
Regulatory capital
 requirement                    (1.50)       (3.00)        (8.00)

Regulatory capital ratio
 - excess                      11.00%        9.50%        17.60%















              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Financial Condition

Total assets increased slightly from $159,848,000 at June 30, 1996 to $160,124,000 at September 30, 1996. Cash flows from sales, maturities and prepayments of securities, advances from the FHLB of Des Moines, and cash and cash equivalents were used to originate loans. The Savings Bank intends to borrow from the FHLB when the cost of such borrowings is less than the overall cost of retail deposits. Foreclosed real estate, net, increased due to foreclosure of two additional properties. Premises and equipment increased due to remodeling of the main banking facility, and an automatic teller machine added to the Van Buren, MO branch. Legislation was enacted September 30, 1996 to recapitalize the Savings Association Insurance Fund (SAIF). The Savings Bank will be assessed .657 percent of deposits at March 31, 1995. The assessment of approximately $779,000 is expected to be paid on November 28, 1996. Accounts payable and other liabilities increased due to the accrual of the assessment.

Additional paid-in capital and common stock acquired by the ESOP and MRP changed as a result of the recognition of compensation expense for the ESOP and MRP. Unrealized loss on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a loss of $420,000 at June 30, 1996 to a loss of $273,000 at September 30, 1996. The balance is expected to fluctuate in the future based on changes in interest rates, as well as the amount and maturities of securities and mortgage-backed securities available for sale.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995

Net Income

Net income for the three-months ended September 30, 1996 was a loss of $98,000 compared with net income of $302,000 for the three-months ended September 30, 1995. The loss was due to recording a charge to income of $779,000 related to a special assessment for the SAIF. Effective January 1, 1997, SAIF assessments are expected to be lower than the assessment rate paid in recent years. The effect of the non-recurring special assesment was offset, in part, by a higher interest rate spread (difference between weighted-average rate on all interest-bearing assets and all interest bearing liabilities).

Net Interest Income

Net interest income increased by $208,000 from $1.09 million for 1995 to $1.29 million in 1996. Net interest income increased due to a higher interest rate spread and higher interest-earning assets. Interest expense increased due to an increase in average interest-bearing liabilities, offset by a decrease in weighted-average rate on interest-bearing liabilities.

Interest Income

Interest income was $2.61 million for the three-months ended
September 30, 1995 compared with $2.88 million for 1996.

Interest on loans receivable increase from $1.64 million in 1995 to $1.95 million in 1996 as a result of higher average loans outstanding for 1996, and a higher yield. The weighted-average yield on loans increased from 7.55% for 1995 to 7.84% for 1996.
New loans originated in 1996 generally had a higher interest rate than those originated in 1995. In addition, adjustable-rate mortgage loans (AMLs) repriced upwards to reflect higher rates in 1996. Interest on mortgage-backed securities (MBSs) increased due to a higher average balance offset by a lower weighted average yield. The weighted-average yield on mortgage-backed securities decreased from 6.75% in 1995 to 6.53% in 1996. Interest on investment securities decreased due to slightly lower interest rates and a lower average balance. The weighted-average yield on investment securities decreased from 6.53% in 1995 to 6.46% in 1996.

Interest on other interest-earning assets decreased as a result of a lower average balance offset by higher interest rates on overnight funds and short term deposits. Cash and cash equivalents were used to originate loans. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, investment securities, and MBSs.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Interest Expense

Interest expense increased by $55,000 from $1.53 million in 1995 to $1.58 million in 1996 due to higher average interest-bearing liabilities offset by lower interest rates. The weighted-average rate on interest-bearing liabilities decreased from 5.02% for the three-months ended September 30, 1995 to 4.78% for the three-months ended September 30, 1996.

Provision for Loan Losses

Provision for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for loan losses based on prior loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Management also considers other factors relating to the collectibility of the Savings Bank's loan portfolio.

For the three-months ended September 30, 1996, the Savings Bank established a provision for loan losses of $17,500 compared with $15,000 for the three-months ended September 30, 1995.

The book value of non-accrual loans at September 30, 1996 was $977,000 compared to $546,000 at June 30, 1996. The average balance of nonaccrual loans for the three months ended September 30, 1996 was approximately $725,000. Allowance for losses on nonaccrual loans amounted to approximately $31,000 at September 30, 1996. For the three months ended September 30, 1996 and 1995, gross interest income which would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to approximately $13,000 and $14,000, respectively. The amount of interest income included in the Company's net earnings for the three months ended September 30, 1996 and 1995 was approximately $13,000 and $16,000, respectively.

Noninterest Income

Noninterest income increased from $134,000 for the three-months ended September 30, 1995 to $144,000 for 1996. The Savings Bank realized net gains on sales of securities and MBSs of $15,000 in 1995, compared to none in 1996. Gains on sales of securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Gain on sale of mortgage-backed securities held to maturity related to small balance MBS's pools, which are permitted to be sold prior to maturity under Statement of Financial Accounting Standards No.
115. Commissions on insurance increased from $72,000 for 1995 to $90,000 for 1996. Banking service charges increased from $36,000 for 1995 to $39,000 for 1996 due to increased checking account activity.





              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued




Noninterest Expense

Noninterest expense increased from $800,000 for the three months ended September 30, 1995 to $1,616,000 for the three months ended September 30, 1996. Compensation and benefits increased from $533,000 for 1995 to $556,000 for 1996 due salary increases and additional employees. Occupancy and equipment expense decreased $10,000 from $90,000 for 1995 to $80,000 for 1996 as result of lower repairs and maintenance expenses. Provision for losses on foreclosed real estate was a net credit of $38,000 for 1995 and a net credit of $3,000 for 1996 as a result of recognition of gain on sales of foreclosed real estate. Professional fees, which includes supervisory examination fees, decreased from $31,000 for 1995 to $24,000 for 1996.

Income Taxes

Income tax expense was $103,000 in 1995 compared to a tax benefit of $97,000 for 1996 as a result of the SAIF special assessment.
The effective rate of the tax benefit was affected by the relationship of nontaxable municipal interest income to income before income taxes.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY

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


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SOUTHERN MISSOURI BANCORP, INC.
                                    (Registrant)


Date: November 5, 1996      BY: Donald R. Crandell
                         Donald R. Crandell,
                         Chief Executive Officer
                         Chief Financial Officer and
                         Duly Authorized Officer