Form 10QSB
period 1996-12-31
SOUTHERN MISSOURI BANCORP INC
filed 1997-02-14
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                __________

                                FORM 10-QSB


(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     December 31, 1996

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   1,637,913 as of January 31, 1997.

                      SOUTHERN MISSOURI BANCORP, INC.

                                FORM 10-QSB

                  FOR THE QUARTER ENDED DECEMBER 31, 1996

                                   INDEX



                                                         Page No.


PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition       1

     Consolidated Statements of Income                    2

     Consolidated Statements of Cash Flows               3-4

     Notes to Consolidated Financial Statements           5
      (Unaudited)


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                               6-12


PART II - Other Information

   Item 1.  Legal Proceedings                             13

   Item 2.  Changes in Securities                         13

   Item 3.  Defaults upon Senior Securities               13

   Item 4.  Submission of Matters to a
             Vote of Security-Holders                     13

   Item 5.  Other Information                             13

   Item 6.  Exhibits and Reports on Form 8-K              14

             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)


                                       December 31,    June 30,
ASSETS                                     1996          1996

Cash and cash equivalents            $    5,627,388    4,477,872
Certificates of deposit                      91,355      186,512
Investment and mortgage-backed and
 related securities:
 Available for sale - at estimated
  market value (amortized cost of
  $42,246,318 and $50,615,727 at
  December 31, 1996 and June 30, 1996,
  respectively)                          42,244,939   49,980,348
 Held to maturity - at amortized cost
  (estimated market value of $4,902,906
   and $4,888,427 at December 31, 1996
   and June 30, 1996, respectively)       4,831,267    4,851,454
Stock in Federal Home Loan Bank
  of Des Moines                           1,519,700    1,519,700
Loans receivable, net                   102,128,136   95,534,657
Accrued interest receivable               1,011,506    1,141,099
Foreclosed real estate, net                 151,585       60,133
Premises and equipment                    1,646,825    1,411,247
Prepaid expenses and other assets           400,407      684,701

  Total assets                        $ 159,653,108  159,847,723




























See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)


                                      December 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY      1996          1996

Deposits                             $ 118,738,220   120,138,066
Advances from borrowers for taxes
  and insurance                            135,980       353,895
Advances from FHLB of Des Moines        13,543,050    11,550,478
Income taxes payable                       132,693       136,210
Accounts payable and other liabilities     418,738       459,971
Accrued interest payable                   870,879       981,809
  Total liabilities                    133,839,560   133,620,429

Commitments and contingencies

Preferred stock, $.01 par value;
  500,000 shares authorized; none
  issued and outstanding                        -             -
Common stock, $.01 par value;
  3,000,000 shares authorized;
  1,803,201 shares issued and
  outstanding                               18,032        18,032
Additional paid-in capital              17,492,420    17,449,978
Retained earnings -
  substantially restricted              12,133,644    12,192,583
Treasury stock of 165,388 shares at
  December 31, 1996 and 102,188
  shares at June 30, 1996, at cost      (2,674,618)  (1,691,030)
Common stock acquired by ESOP             (816,183)    (918,207)
Common stock acquired by MRP              (332,973)    (397,972)
Unrealized loss on investment and
  mortgage-backed securities
  available for sale                          (469)    (419,785)
Minimum pension liability                   (6,305)      (6,305)
  Total stockholders' equity            25,813,548   26,227,294

  Total liabilities and
    stockholders' equity             $ 159,653,108  159,847,723












See accompanying notes to consolidated financial statements.





              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Three Months Ended
                                               December 31,
                                           1996           1995
Interest income:
 Loans receivable                      $ 2,002,973     1,803,557
 Investment securities                     256,879       477,472
 Mortgage-backed and related securities    548,215       369,441
 Other interest-earning assets              14,568        36,128
   Total interest income                 2,822,635     2,686,598
Interest expense:
 Deposits                                1,368,068     1,483,873
 Advances from FHLB of Des Moines          170,409        93,758
   Total interest expense                1,538,477     1,577,631
   Net interest income                   1,284,158     1,108,967
Provision for loan losses                   22,500        15,000
   Net interest income after
    provision for loan losses            1,261,658     1,093,967
 Noninterest income:
   Gain on sale of investment
    securities, available for sale          53,389        12,536
   Gain (loss) on sale of mortgage-backed
    securities, available for sale         (53,424)        4,440
   Gain on sale of mortgage-backed
    securities, held to maturity                -             -
   Insurance commissions                    92,668        85,161
   Banking service charges                  46,471        38,214
  Net income on foreclosed real estate      (9,214)       (7,818)
  Loan late charges                         13,705        10,305
  Other                                      5,958         2,530
    Total noninterest income               149,553       145,368
 Noninterest expense:
  Compensation and benefits                502,335       514,380
  Occupancy and equipment                   78,808        69,399
  SAIF special assessment                       -             -
  SAIF deposit insurance premium            69,858        68,722
  Gain on foreclosed real estate, net      (14,738)        4,698
  Professional fees                         36,603        42,774
  Advertising                               27,111        23,037
  Postage and office supplies               28,513        25,783
  Other                                     77,219        76,339
    Total noninterest expense              805,709       825,132
 Income before income taxes                605,502       414,203
 Income taxes                              180,950       111,181
 Net income                            $   424,552       303,022

 Earnings per share                    $       .27           .18

 Dividends per share                   $      .125          .125

      See accompanying notes to consolidated financial statements.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Six Months Ended
                                               December 31,
                                            1996         1995
Interest income:
 Loans receivable                     $  3,952,695     3,445,320
 Investment securities                     601,560     1,003,131
 Mortgage-backed and related securities  1,114,461       767,628
 Other interest-earning assets              29,967        83,990
   Total interest income                 5,698,683     5,300,069
Interest expense:
 Deposits                                2,780,534     2,994,609
 Advances from FHLB of Des Moines          340,086       110,278
   Total interest expense                3,120,620     3,104,887
   Net interest income                   2,578,063     2,195,182
Provision for loan losses                   40,000        30,000
   Net interest income after
    provision for loan losses            2,538,063     2,165,182
Noninterest income:
 Gain on sale of investment
  securities, available for sale            53,389        75,633
 Gain (loss) on sale of mortgage-backed
  securities, available for sale           (53,424)      (53,057)
 Gain on sale of mortgage-backed securities,
  held to maturity                              -          9,261
 Insurance commissions                     182,374       157,620
 Banking service charges                    85,116        74,312
 Net income on foreclosed real estate      (11,746)      (10,468)
 Loan late charges                          24,247        20,153
 Other                                      13,868         5,462
   Total noninterest income                293,824       278,916
Noninterest expense:
 Compensation and benefits               1,058,084     1,047,212
 Occupancy and equipment                   158,633       159,621
 SAIF special assessment                   779,184            -
 SAIF deposit insurance premium            140,180       136,915
 Gain on foreclosed real estate, net       (18,160)      (33,753)
 Professional fees                          60,711        74,243
 Advertising                                49,463        47,171
 Postage and office supplies                51,689        52,696
 Other                                     141,511       140,528
   Total noninterest expense             2,421,295     1,624,633
Income before income taxes                 410,592       819,465
Income taxes                                84,287       214,356
Net income                                 326,305       605,109

Earnings per share                     $       .21           .36

Dividends per share                    $      .250          .250






See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Six Months Ended
                                               December 31,
                                                   1996
 Cash flows from operating activities:
   Net income                                $   326,305
  Items not requiring (providing) cash:
    Depreciation and amortization                 83,409
    MRP expense and ESOP expense                 209,465
    Gain on sale of investment securities -
     available for sale                          (53,389)
    Loss on sale of mortgage-backed
     securities - available for sale              53,424
    Gain on sale of mortgage-backed
     securities - held to maturity                    -
    Provision for loan losses                     40,000
    FHLB stock dividend                               -
    Gain on foreclosed real estate, net          (18,160)
    Net amortization of deferred income,
     premiums, and discounts                      58,393
 Changes in:
   Accrued interest receivable                   129,593
   Prepaid expenses and other assets             284,294
   Accounts payable and other liabilities        (41,233)
   Federal income taxes payable                   (3,517)
   Accrued interest payable                     (110,930)
     Net cash provided by operating activities   957,654

 Cash flows from investing activities:
  Net increase in loans                       (6,867,375)
  Proceeds from sales of investment
   securities, available for sale              1,578,200
  Proceeds from maturing investment
   securities, available for sale              3,538,955
  Proceeds from maturing investment
   securities, held to maturity                   30,000
  Purchase of investment securities,
   available for sale                                 -
  Purchase of investment securities,
   held to maturity                                   -
  Proceeds from sales of mortgage-backed
   securities - held to maturity                      -
  Proceeds from sales of mortgage-backed
   securities, available for sale                639,376
  Proceeds from maturing mortgage-backed
   securities, available for sale              2,453,518
  Proceeds from maturing mortgage-backed
   securities, held to maturity                   16,860
  Purchase of mortgage-backed securities,
   available for sale                                 -






              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


  Proceeds from maturing certificates
   of deposit                                     95,000
  Purchase of premises and equipment            (303,351)
  Proceeds from sale of foreclosed real estate     4,700
    Net cash used in investing activities      1,185,883

 Cash flows from financing activities:
  Net (decrease) increase in deposits        $(1,399,846)
  Net decrease in advances from
   borrowers for taxes and insurance            (217,915)
  Net increase in advances from
  FHLB of Des Moines                           1,992,572
  Dividends on common stock                     (385,244)
  Payments to acquire treasury stock            (983,588)
    Net cash provided by
    financing activities                        (994,021)

Increase (decrease) in cash and
 cash equivalents                              1,149,516

Cash and cash equivalents at
 beginning of period                           4,477,872

Cash and cash equivalents
 at end of period                            $ 5,627,388


Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities

Conversion of loans to foreclosed
 real estate                                 $   132,446
Conversion of foreclosed real
 estate to loans                             $    39,100


Cash paid during the period for
Interest (net of interest credited)          $ 1,063,670
Income taxes                                 $     8,500













See accompanying notes to consolidated financial statements
              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Six Months Ended
                                              December 31,
                                                  1995
 Cash flows from operating activities:
   Net income                                    605,109
  Items not requiring (providing) cash:
    Depreciation and amortization                 95,596
    MRP expense and ESOP expense                 232,266
    Gain on sale of investment securities -
     available for sale                          (75,633)
    Loss on sale of mortgage-backed
     securities - available for sale              53,057
    Gain on sale of mortgage-backed
     securities - held to maturity               ( 9,261)
    Provision for loan losses                     30,000
    FHLB stock dividend                          (30,000)
    Gain on foreclosed real estate, net          (33,753)
    Net amortization of deferred income,
     premiums, and discounts                     106,755
 Changes in:
   Accrued interest receivable                    66,441
   Prepaid expenses and other assets             120,686
   Accounts payable and other liabilities         (5,974)
   Federal income taxes payable                  130,686
   Accrued interest payable                      122,092
     Net cash provided by operating activities 1,408,067

 Cash flows from investing activities:
  Net increase in loans                       (5,215,700)
  Proceeds from sales of investment
   securities, available for sale              5,903,998
  Proceeds from maturing investment
   securities, available for sale              3,295,000
  Proceeds from maturing investment
   securities, held to maturity                2,900,000
  Purchase of investment securities,
   available for sale                         (3,889,062)
  Purchase of investment securities,
   held to maturity                             (500,000)
  Proceeds from sales of mortgage-backed
   securities - held to maturity                 978,784
  Proceeds from sales of mortgage-backed
   securities, available for sale              3,430,168
  Proceeds from maturing mortgage-backed
   securities, available for sale              1,375,759
  Proceeds from maturing mortgage-backed
   securities, held to maturity                1,055,216









              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


  Purchase of mortgage-backed securities,
   available for sale                        (16,021,007)
  Proceeds from maturing certificates
   of deposit                                         -
  Purchase of premises and equipment             (64,847)
  Proceeds from sale of foreclosed real estate    74,500
    Net cash used in investing activities     (6,677,191)

 Cash flows from financing activities:
  Net (decrease) increase in deposits        $ 1,451,674
  Net decrease in advances from
   borrowers for taxes and insurance            (307,105)
  Net increase in advances from
   FHLB of Des Moines                         10,243,142
  Dividends on common stock                     (416,497)
  Payments to acquire treasury stock          (1,321,900)
    Net cash provided by financing activities  9,649,314

Increase (decrease) in cash and
  cash equivalents                             4,380,190

Cash and cash equivalents at
 beginning of period                           2,985,898

Cash and cash equivalents
 at end of period                            $ 7,366,088


Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities

Conversion of loans to foreclosed
 real estate                                 $    15,000
Conversion of foreclosed real
 estate to loans                             $    18,000


Cash paid during the period for
Interest (net of interest credited)          $ 1,002,332
Income taxes                                 $    88,000














See accompanying notes to consolidated financial statements
              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results of operations for the entire fiscal year.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On April 13, 1994, Southern Missouri Savings Bank (Savings Bank) completed its conversion from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company,Southern Missouri Bancorp, Inc. (Company). The Company sold 1,785,375 shares of common stock at $10 per share in conjunction with the subscription offering to the Savings Bank Employee Stock Ownership Plan (ESOP), eligible account holders and other members of the Savings Bank. In addition, 17,826 shares of authorized common stock were granted to the Savings Bank's Management
Recognition Plan to fulfill its order in the subscription offering. Net proceeds of the sale of common stock in the subscription offering were $15,160,161, after deduction of conversion costs of $729,369. The Company retained 50% of the net conversion proceeds less the funds used to make the ESOP loan to the Savings Bank for the purchase of shares of common stock for the Savings Bank's
ESOP and used the balance of the net proceeds to purchase all of the stock of the Savings Bank in the conversion.

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


























              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Supervisory Agreement and Regulatory Matters

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the Office of Thrift Supervision
(OTS), its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and, more specifically, focuses on the reporting, monitoring, and assessment of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations (CMO's). In an effort to comply with the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management. The regulatory examination of the Savings Bank conducted during the fourth quarter of 1996 noted noncompliance with the Supervisory Agreement, and numerous additional actions required by management to achieve compliance and improve the operations of the Savings Bank. Among the actions being taken by management is a review of the activities in borrower's escrow accounts to determine whether a material amount of escrowed funds has been used to make payments of principal and interest rather than to pay taxes and insurance. Failure to achieve compliance with the Supervisory Agreement could lead to further regulatory enforcement actions, including the assessment of civil money penalties against the Savings Bank and/or its officers and directors. The Supervisory Agreement will remain in effect until it is terminated by the OTS. As a result of the Savings Bank's current regulatory status, the Savings Bank will no longer be eligible for the lowest assessment rate for deposit insurance. Consequently, the previously anticipated reduction will not occur. Instead, the assessment rate is expected to increase somewhat beginning June 30, 1997.

In a letter dated October 20, 1995, addressed to the Board of Directors of the Savings Band, the OTS stated: "Southern
Missouri Savings Bank continues to be designated a `problem' institution and in need of more than normal supervision. Accordingly, the institution is subject to the provisions of Regulatory Bulletin
No. 3a-1 governing growth and to other restrictions and requirements in various other OTS regulations and memoranda." Regulatory
Bulletin No. 3a-1 states, in pertinent part: "As a general rule, associations `requiring more than normal supervision' . . . will be permitted little to no growth under this policy, subject to District Director discretion and waiver authority . . . Without the prior written approval of the District Director, any association requiring more than normal supervision shall not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities (or earnings credited on








8
              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

share accounts) during the quarter." The continued existence of growth restrictions could have a material effect on the operations of the Savings Bank and, consequently, on the operations of the Company.

Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, and net income. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines (FHLB of Des Moines) to provide cash advances, should the need for additional funds be required. Commitments to originate fixed rate and adjustable-rate mortgage loans at December 31, 1996 were approximately $239,000 and $2,849,000, respectively.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short term borrowings. The minimum level of liquidity required by OTS regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 10.6% at December 31, 1996. The Savings Bank maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

Investment and mortgage-backed and related securities with a carrying value of $42,245,000 are classified as available for sale at December 31, 1996. Such securities are carried at fair value and can be liquidated with no further impact on capital. The
Company's unrealized gains and losses on investment and mortgage-backed and related securities net, of applicable income taxes, are recorded in stockholders' equity.

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














              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS





The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at December 31,
1996:
                       Unaudited Regulatory Capital
                                          Tangible
Stockholders' equity per
 consolidated financial statements    $  25,813,548
Stockholders' equity of Southern
 Missouri Bancorp, Inc. not available
 for regulatory capital purposes         (5,474,409)
GAAP capital                             20,339,139
General valuation allowances                     -
Non-includable unrealized loss on
 investment and mortgage-backed and
 related securities available for sale       30,196
Non-includable deferred tax assets         (208,556)
Non-includable intangible assets            (71,670)
Regulatory capital                       20,089,109
Regulatory capital requirement           (2,326,000)
  Regulatory capital - excess         $  17,763,109
Regulatory capital ratio                      12.95%
Regulatory capital requirement                 1.50

Regulatory capital ratio -  excess            11.45%

                       Unaudited Regulatory Capital
                                         Core       Risk-Based
Stockholders' equity per
 consolidated financial statements  $  25,813,548   25,813,548
Stockholders' equity of Southern
 Missouri Bancorp, Inc. not available
 for regulatory capital purposes       (5,474,409)  (5,474,409)
GAAP capital                           20,339,139   20,339,139
General valuation allowances                   -       661,539
Non-includable unrealized loss on
 investment and mortgage-backed and
 related securities available for sale     30,196       30,196
Non-includable deferred tax assets       (208,556)    (208,556)
Non-includable intangible assets          (71,670)     (71,670)
Regulatory capital                     20,089,109   20,750,648
Regulatory capital requirement         (4,659,000)  (6,325,000)
Regulatory capital - excess           $15,430,109   14,425,648
Regulatory capital ratio                    12.95%       26.24%
Regulatory capital requirement               3.00         8.00

Regulatory capital ratio - excess            9.95%       18.24%

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued



Financial Condition

Total assets decreased slightly from $159,848,000 at June 30, 1996 to $159,653,000 at December 31, 1996. Cash flows from sales, maturities and prepayments of securities, and advances from the FHLB of Des Moines were used to originate loans and fund deposits. The Savings Bank intends to borrow from the FHLB when the cost of such borrowings is less than the overall cost of retail deposits.
Premises and equipment increased due to the ongoing remodeling of the main banking facility, and an automatic teller machine added to the Van Buren, Missouri, branch. Foreclosed real estate, net, increased due to foreclosure of certain loans. Advances by borrowers for taxes and insurance decreased since real estate taxes are paid on behalf of borrowers in December of each year.
Accrued interest payable decreased due to the timing of interest payments on certificates of deposit. Additional paid-in capital and common stock acquired by the ESOP and MRP changed as a result of the recognition of shares committed to be released for the ESOP and MRP. Unrealized loss on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a loss of $420,000 at June 30, 1996 to none at December 31, 1996. The balance is expected to fluctuate in the future based on changes in interest rates, as well as the amount and maturities of securities and mortgage-backed securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS
ENDED DECEMBER 31, 1996 AND 1995

Net Income

Net income for the three-months ended December 31, 1996 was $425,000 compared with $303,000 for the three-months ended
December 31, 1995. Net income for the six months ended December 31, 1996 was $326,000 compared with $605,000 for the six months ended
December 31, 1995.

Net Interest Income

Net interest income increased from $1.11 million for the three months ended December 31, 1995 to $1.28 million for the comparable three month period in 1996. Net interest income increased from $2.20 million for the six months ended December 31, 1995 to $2.58 million for the comparable six month period in 1996. Net interest income increased due to a higher interest rate spread.




              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income

Interest income was $2.69 million for the three-months ended December 31, 1995 compared with $2.82 million for the comparable three month period in 1996. Interest income was $5.30 million for the six months ended December 31, 1995 compared with $5.70 million for the comparable six month period in 1996.

Interest on loans receivable increased for both the three months and six months periods ended December 31, 1996 compared to the 1995 periods as a result of higher average loans outstanding for 1996, offset by a slightly lower yield. The weighted-average rate on loans decreased from 7.79% at December 31, 1995 to 7.73% at December 31, 1996. Interest on mortgage-backed securities (MBSs) increased due to a higher average balance in the three and six month periods ended December 31, 1996 compared to the 1995 periods, offset by lower weighted-average yield on repricing of adjustable-rate MBSs. The weighted-average rate on MBSs decreased from 7.09% at December 31, 1995 to 6.67% at December 31, 1996. Interest on investment securities decreased due to lower interest rates and lower average balances. The weighted-average rate on investment securities decreased from 6.53% at December 31, 1995 to 6.33% at December 31, 1996.

Interest on other interest-earning assets decreased due to lower average balance and lower interest rates on overnight funds and short term deposits. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, investment securities, and MBSs.

Interest Expense

Interest expense decreased due to lower interest rates offset by slightly higher average balances. The weighted-average rate on interest-bearing liabilities was 4.90% at December 31, 1995 as compared to 4.67% at December 31, 1996.

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




              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For the three months ended December 31, 1996, the Savings Bank established a provision for loan losses of $23,000 compared with $15,000 for the three months ended December 31, 1995. For the six months ended December 31, 1996, the Savings Bank established a provision for loan losses of $40,000 compared with $30,000 for the six months ended December 31, 1995.

The book value of nonaccrual loans at December 31, 1996 was $822,000 compared to $546,000 at June 30, 1996. The average balance of nonaccrual loans for the six months ended December 31, 1996 was approximately $898,000. Allowance for losses on nonaccrual loans amounted to approximately $41,000 at December 31, 1996.
For the three months and six months ended December 31, 1996, gross interest income which would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to approximately $16,000 and $21,000, respectively. The amount of interest income included in the Company's net earnings for the three months and six months ended December 31, 1996 was approximately $9,000 and $23,000, respectively.

Noninterest Income

Noninterest income increased from $145,000 for the three months ended December 31, 1995 to $150,000 for 1996. Noninterest income increased from $279,000 for the six months ended December 31,1995 to $294,000 for 1996. The Savings Bank realized net gains on sales of securities and MBSs of $17,000 for the three months ended December 31, 1995, compared to none in 1996. Such gains were $32,000 for the six months ended December 31, 1995, compared to none in 1996. Gains on sales of securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Gain on sale of MBSs held to maturity relate to small balance pools, which are permitted to be sold prior to maturity under Statement of Financial Accounting Standards No. 115.

Commissions on insurance increased for both the three and six months ended December 31, 1996 over the comparable periods in 1995 due to increased activity. Banking service charges increased for both periods in 1996 over 1995 periods due to increased checking account activity. Miscellaneous income increased for both periods in 1996 over the 1995 periods due to fees received from the new automatic teller machines installed within the past year.








              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Noninterest Expense

Noninterest expense decreased from $825,000 for the three months ended December 31, 1995 to $806,000 for the three months ended December 31, 1996. Noninterest expense increased from $1.62 million for the six months ended December 31, 1995 to $2.42 million for the six months ended December 31, 1996.

Compensation and benefits decreased for the three month period in 1996 over 1995 due to lower ESOP expense and lower bonuses partially offset by salary increases. Compensation and benefits increased for the six month period in 1996 over 1995 due to salary increases, partially offset by lower bonuses and ESOP expense. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock, which has been lower during 1996 as compared to 1995. ESOP expense will fluctuate in the future based on changes in the market price of the Company's stock. Occupancy and equipment increased for the three month period ended December 31, 1996 over the comparable period in 1995 as a result of higher repair and maintenance charges.

The SAIF special assessment recorded for the six month period ended December 31, 1996 is a result of legislation enacted September 30,1996 to recapitalize the Savings Association Insurance Fund. The Savings Bank was assessed .657% of deposits at March 31, 1995.
The assessment of $779,000 was paid on November 28, 1996.

Income Taxes

Income tax expense increased from $111,000 for the three months ended December 31, 1995 to $181,000 for 1996 due to an increase in income before income taxes. Income taxes decreased from $214,000 for the six months ended December 31, 1995 to $84,000 for 1996.
This decrease is a result of the lower income before income taxes for this period. The effective rate of income taxes is affected by the relationship of nontaxable municipal interest income to income before income taxes.

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

     None

Item 3 - Defaults upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of Stockholders of the Company (Meeting) was held on October 28, 1996. The results of the vote on the matters presented at the Meeting are as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                         Vote For  Vote Withheld

          Robert A. Seifert             1,403,592      55,801
          James W. Tatum                1,403,592      55,801

          The terms of Directors Samuel H. Smith, Thadis R.
          Seifert, Leonard W. Ehlers, and Donald R. Crandell continued after the meeting.

          Broker non-votes totalled          0 .


Item 5 - Other Information

     None









              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY

                        PART II - OTHER INFORMATION

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

                                SOUTHERN MISSOURI BANCORP,INC.
                                               (Registrant)


Date: February 12, 1997             BY:  Donald R. Crandell
                                    Donald R. Crandell,
                                    Chief Executive Officer
                                    Chief Financial Officer and
                                    Duly Authorized Officer