Form 10QSB
period 1997-03-31
SOUTHERN MISSOURI BANCORP INC
filed 1997-05-14
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                __________

                                FORM 10-QSB


(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1997


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,637,913, as of April 30, 1997.
                      SOUTHERN MISSOURI BANCORP, INC.

                                FORM 10-QSB

                   FOR THE QUARTER ENDED MARCH 31, 1997

                                   INDEX



                                                     Page No.

PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition

     Consolidated Statements of Income

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements
      (Unaudited)


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations


PART II - Other Information

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults upon Senior Securities

   Item 4.  Submission of Matters to a
            Vote of Security-Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)



                                           March 31,     June 30,
          ASSETS                             1997          1996

Cash and cash equivalents             $  10,377,394    4,477,872
Certificates of deposit                      91,277      186,512
Investment and mortgage-backed and
 related securities:
  Available for sale - at estimated
   market value (amortized cost of
   $40,482,098 and $50,615,727 at
   March 31, 1997 and June 30, 1996,
   respectively)                         40,207,495   49,980,348
  Held to maturity - at amortized cost
   (estimated market value of $4,869,920
   and $4,888,427 at March 31, 1997 and
   June 30, 1996, respectively)           4,787,323    4,851,454
Stock in Federal Home Loan Bank
 of Des Moines                            1,519,700    1,519,700
Loans receivable, net                   105,381,564   95,534,657
Accrued interest receivable                 945,077    1,141,099
Foreclosed real estate, net                 120,264       60,133
Premises and equipment                    1,707,552    1,411,247
Prepaid expenses and other assets           550,519      684,701

          Total assets                $ 165,688,165  159,847,723























               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)


   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                              $ 124,309,184  120,138,066
Advances from borrowers for taxes
  and insurance                             239,473      353,895
Advances from FHLB of Des Moines         13,539,224   11,550,478
Federal income taxes payable                152,675      136,210
Accounts payable and other liabilities      460,813      459,971
Accrued interest payable                  1,029,155      981,809
          Total liabilities             139,730,524  133,620,429

Commitments and contingencies

Preferred stock, $.01 par value;
 500,000 shares authorized; none
 issued and outstanding                       -            -
Common stock, $.01 par value;
 3,000,000 shares authorized;
 1,803,201 shares issued                     18,032       18,032
Additional paid-in capital               17,521,753   17,449,978
Retained earnings - substantially
 restricted                              12,344,661   12,192,583
Treasury stock of 165,288 shares at
 March 31, 1997 and 102,188 shares at
 June 30, 1996, at cost                  (2,673,618)  (1,691,030)
Common stock acquired by ESOP              (765,172)    (918,207)
Common stock acquired by MRP               (300,472)    (397,972)
Unrealized loss on investment and
 mortgage-backed securities available
 for sale                                  (181,238)    (419,785)
Minimum pension liability                    (6,305)      (6,305)
          Total stockholders' equity     25,957,641   26,227,294

          Total liabilities and
           stockholders' equity       $ 165,688,165  159,847,723








See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                           Three Months Ended
                                               March 31,
                                            1997        1996
Interest income:
  Loans receivable                      $ 2,016,137   1,777,607
  Investment securities                     259,845     456,387
  Mortgage-backed and related securities    495,557     580,779
  Other interest-earning assets              49,961      68,285
     Total interest income                2,821,500   2,883,058
Interest expense:
  Deposits                                1,386,323   1,455,890
  Advances from FHLB of Des Moines          221,049     166,011
     Total interest expense               1,607,372   1,621,901
     Net interest income                  1,214,128   1,261,157

Provision for loan losses                    22,500      15,000
    Net interest income after
     provision for loan losses            1,191,628   1,246,157
Noninterest income:
  Gain on sale of investment
   securities, available for sale             5,073         -
  Gain (loss) on sale of mortgage-backed
   securities, available for sale            29,874      40,337
  Gain on sale of mortgage-backed
   securities, held to maturity                  -       54,487
  Insurance commissions                      78,716      66,864
  Banking service charges                    41,453      32,027
  Net income on foreclosed real estate       (2,036)     (7,513)
  Loan late charges                          11,251      20,393
  Other                                         349       5,573
    Total noninterest income                164,680     212,168
Noninterest expense:
  Compensation and benefits                 561,430     534,358
  Occupancy and equipment                    85,164      74,338
  SAIF special assessment                        -           -
  SAIF deposit insurance premium              4,122      68,672
  Gain on foreclosed real estate, net       (53,291)    (30,322)
  Professional fees                          46,308      35,275
  Advertising                                21,137      20,340
  Postage and office supplies                36,415      32,449
  Other                                      52,927      58,159
    Total noninterest expense               754,212     793,269
Income before income taxes                  602,096     665,056
Income taxes                                186,964     210,706
Net income                              $   415,132     454,350

Earnings per share                      $       .26         .27
Dividends per share                     $      .125        .125

See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Nine Months Ended
                                                March 31,
                                             1997        1996
Interest income:
  Loans receivable                      $ 5,968,832   5,222,927
  Investment securities                     861,405   1,459,518
  Mortgage-backed and related securities  1,610,017   1,348,407
  Other interest-earning assets              79,929     152,275
     Total interest income                8,520,183   8,183,127
Interest expense:
  Deposits                                4,166,857   4,450,499
  Advances from FHLB of Des Moines          561,135     276,289
     Total interest expense               4,727,992   4,726,788
     Net interest income                  3,792,191   3,456,339

Provision for loan losses                    62,500      45,000
     Net interest income after
      provision for loan losses           3,729,691   3,411,339
Noninterest income:
  Gain on sale of investment
   securities, available for sale            58,462      75,633
  Gain (loss) on sale of mortgage-backed
   securities, available for sale           (23,550)    (12,720)
  Gain on sale of mortgage-backed
   securities, held to maturity                  -       63,748
  Insurance commissions                     261,090     224,484
  Banking service charges                   126,569     106,339
  Net income on foreclosed real estate      (13,782)    (17,981)
  Loan late charges                          35,498      40,546
  Other                                      14,217      11,035
     Total noninterest income               458,504     491,084
Noninterest expense:
  Compensation and benefits               1,619,514   1,581,570
  Occupancy and equipment                   243,797     233,959
  SAIF special assessment                   779,184          -
  SAIF deposit insurance premium            144,302     205,587
  Gain on foreclosed real estate, net       (71,451)    (64,075)
  Professional fees                         107,019     109,518
  Advertising                                70,600      67,511
  Postage and office supplies                88,104      85,145
  Other                                     194,438     198,687
     Total noninterest expense            3,175,507   2,417,902
Income before income taxes                1,012,688   1,484,521
Income taxes                                271,251     425,062
Net income                              $   741,437   1,059,459

Earnings per share                      $       .45         .63
Dividends per share                     $      .375        .375

See accompanying notes to consolidated financial statements.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                           Nine Months Ended
                                                March 31,
                                         1997           1996

Cash flows from operating activities:
Net income                             $   741,437      1,059,459
Items not requiring (providing) cash:
  Depreciation and amortization            133,774        131,727
  MRP expense and ESOP expense             322,310        343,305
  Gain on sale of investment securities -
   available for sale                      (58,462)       (75,633)
  Loss on sale of mortgage-backed
   securities - available for sale          23,550         12,720
  Gain on sale of mortgage-backed
   securities, held to maturity                 -         (63,748)
  Provision for loan losses                 62,500         45,000
  FHLB stock dividend                           -         (30,000)
  Gain on foreclosed real estate, net      (71,451)       (64,075)
  Net amortization of deferred income,
   premiums, and discounts                  88,450        155,904
Changes in:
  Accrued interest receivable              196,022        106,821
  Prepaid expenses and other assets        134,182         61,029
  Accounts payable and other liabilities       842        (15,455)
  Federal income taxes payable              16,465        183,438
  Accrued interest payable                  47,346        194,376
     Net cash provided by operating
      activities                         1,636,965      2,044,868

Cash flows from investing activities:
  Net increase in loans                (10,043,301)    (8,632,133)
  Proceeds from sales of investment
   securities, available for sale        2,085,304      5,903,998
  Proceeds from maturing investment
   securities, available for sale        3,738,955      8,775,000
  Proceeds from maturing investment
   securities, held to maturity             90,000      2,900,000
  Purchase of investment securities,
   available for sale                   (3,762,604)    (7,457,104)
  Purchase of investment securities,
   held to maturity                             -        (500,000)
  Proceeds from sales of mortgage-backed
   securities, held to maturity                 -       1,161,028
  Proceeds from sales of mortgage-backed
   securities, available for sale        4,088,134      5,120,870
  Proceeds from maturing mortgage-backed
   securities, available for sale        3,822,374      4,086,474

  Proceeds from maturing mortgage-backed
   securities, held to maturity             59,178      1,064,529
  Purchase of mortgage-backed securities,
   available for sale                           -     (22,094,619)
  Proceeds from maturing certificates
   of deposit                               95,000         90,000
  Purchase of premises and equipment      (403,578)      (114,784)
  Proceeds from sale of foreclosed
   real estate                              19,600         79,079
       Net cash used in investing
        activities                        (210,938)    (9,617,662)

Cash flows from financing activities:
  Net increase in deposits            $  4,171,118      3,730,134
  Net decrease in advances from borrowers
   for taxes and insurance                (114,422)      (188,135)
  Net increase in advances from FHLB
   of Des Moines                         1,988,746     10,239,609
  Dividends on common stock               (589,359)      (563,265)
  Sale of treasury stock                     1,000        108,120
  Payments to acquire treasury stock      (983,588)    (1,471,900)
      Net cash provided by
       financing activities              4,473,495     11,854,563

Increase in cash and cash equivalents    5,899,522      4,281,769

Cash and cash equivalents at beginning
 of period                               4,477,872      2,985,898

Cash and cash equivalents at end
 of period                            $ 10,377,394      7,267,667


Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities

Conversion of loans to foreclosed
 real estate                          $    135,118         77,824

Conversion of foreclosed real estate
 to loans                             $     55,100         93,892

Transfer of investment and
 mortgage-backed and related
 securities from held to maturity
  to available for sale               $          -     23,041,000

Unrealized loss at transfer date      $          -        227,000

Cash paid during the period for
Interest (net of interest credited)   $  1,582,886      1,534,387
Income taxes                          $    172,500        241,500

See accompanying notes to consolidated financial statements

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the three and nine month periods ended March 31, 1997 are not indicative of the results of operations for the entire fiscal year.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

On April 13, 1994, Southern Missouri Savings Bank (Savings Bank) completed its conversion from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, Southern Missouri Bancorp, Inc. (Company). The Company sold 1,785,375 shares of common stock at $10 per share in conjunction with the subscription offering to the Savings Bank Employee Stock Ownership Plan (ESOP), eligible account holders and other members of the Savings Bank. In addition, 17,826 shares of authorized common stock were granted to the Savings Bank's Management Recognition Plan (MRP) to fulfill its order in the subscription offering. Net proceeds of the sale of common stock in the subscription offering were $15,160,161, after deduction of conversion costs of $729,369. The Company retained 50% of the net conversion proceeds less the funds used to make the ESOP loan to the Savings Bank for the purchase of shares of common stock for the Savings Bank's ESOP and used the balance of the net proceeds to purchase all of the stock of the Savings Bank in the conversion.

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


In an effort to comply with the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management. The regulatory examination of the Savings Bank conducted during the fourth quarter of 1996 noted noncompliance with the Supervisory Agreement, and numerous additional actions required by management to achieve compliance and improve the operations of the Savings Bank. As a part of the required actions, management contracted with an independent accounting firm to perform certain agreed upon procedures. Among other things, the procedures were designed to assist in determining whether the level of past due loans had been understated and/or whether net income had been overstated because funds in borrower's escrow accounts had been used to make payments of principal and interest rather than to pay taxes and insurance. Based upon the report received in April 1997, management has concluded payments of principal and interest from escrowed funds were immaterial in amount and neither past due loans nor net income were materially misstated. Failure to achieve compliance with the Supervisory Agreement could lead to further regulatory enforcement actions, including the assessment of civil money penalties against the Savings Bank and/or its officers and directors. The Supervisory Agreement will remain in effect until it is terminated by the OTS. As a result of the Savings Bank's current regulatory status, the Savings Bank will no longer be eligible for the lowest assessment rate for deposit insurance. Instead, the assessment rate is expected to increase from .065% to .095% of deposits beginning July 1, 1997. This will translate into approximately an additional $9,000 per quarter charged for deposit insurance.

In a letter dated October 20, 1995, addressed to the Board of Directors of the Savings Bank, the OTS stated: "Southern Missouri Savings Bank continues to be designated a `problem' institution and in need of more than normal supervision. Accordingly, the institution is subject to the provisions of Regulatory Bulletin No. 3a-1 governing growth and to other restrictions and requirements in various other OTS regulations and memoranda." Regulatory Bulletin No. 3a-1 states, in pertinent part: "As a general rule, associations `requiring more than normal supervision' . . . will be permitted little to no growth under this policy, subject to District Director discretion and waiver authority . . . Without the prior written approval of the District Director, any association requiring more than normal supervision shall not increase its total assets during any quarter in excess of an amount equal to net interest credited on

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


deposit liabilities (or earnings credited on share accounts) during the quarter." The Savings Bank has experienced growth in excess of the amount permitted by the foregoing restrictions. Management intends to seek approval from the District Director of the OTS for the growth that has already occurred and request advanced approval for a reasonable amount of additional growth. Excessive asset growth by any savings association, as determined by the District Director of the OTS on the basis of the association's management and asset quality, capital adequacy, interest rate risk profile, and operation controls and procedures, is an unsafe and unsound practice. A savings association engaging in unsafe and unsound practices is subject to a variety of regulatory enforcement actions. The continued existence of growth restrictions could have a material effect on the operations of the Savings Bank, and, consequently, on the operations of the Company.


Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, and net income. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines (FHLB of Des Moines) to provide cash advances, should the Savings Bank need additional funds. Commitments to originate fixed rate and adjustable-rate mortgage loans at March 31, 1997 were approximately $1,186,000 and $3,255,000, respectively.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short term borrowings. The minimum level of liquidity required by OTS regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 11.1% at March 31, 1997. The Savings Bank maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

Investment and mortgage-backed and related securities (MBSs) with a carrying value of $40,207,000 are classified as available for sale at March 31, 1997. Such securities are carried at fair

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


value and can be liquidated with no further impact on capital.
The Company's unrealized gains and losses on investment and mortgage-backed and related securities net of applicable income taxes, are recorded in stockholders' equity.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Savings Bank is required to maintain tangible capital, core capital, tier 1 risk-based capital (core capital to risk-weighted assets), and risk based capital of 1.5%, 4%, 4% and 8%. The Savings Bank met such capital requirements at March 31, 1997.

The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at March 31,
1997:
                         Unaudited Regulatory Capital
                             Tangible      Core
Stockholders' equity
  per consolidated
  financial statements    $ 25,957,641   25,957,641
Stockholders' equity of
 Southern Missouri
 Bancorp, Inc. not
 available for regulatory
 capital purposes          (5,393,110)  (5,393,110)
GAAP capital               20,564,531   20,564,531
General valuation
 allowances                       -            -
Non-includable unrealized
 loss on investment and
 mortgage-backed and
 related securities
 available for sale           196,021      196,021
Non-includable deferred
 tax assets                  (293,981)    (293,981)
Non-includable intangible
 assets                       (63,852)     (63,852)
Regulatory capital         20,402,719   20,402,719
Regulatory capital
 requirement               (2,422,000)  (6,459,000)
Regulatory capital
 - excess                $ 17,980,719   13,943,719
Regulatory capital ratio        12.61%       12.61%

Regulatory capital
 requirement                     1.50         4.00

Regulatory capital
 ratio - excess                 11.11%        8.61%

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


                         Unaudited Regulatory Capital
                             Tier 1
                           Risk-Based   Risk-Based

 Stockholders' equity
  per consolidated
  financial statements   $ 25,957,641   25,957,641
Stockholders' equity of
 Southern Missouri
 Bancorp, Inc. not
 available for regulatory
 capital purposes          (5,393,110) (5,393,110)
GAAP capital               20,564,531  20,564,531
General valuation
 allowances                        -      684,039
Non-includable unrealized
 loss on investment and
 mortgage-backed and
 related securities
 available for sale           196,021     196,021
Non-includable deferred
 tax assets                  (293,981)   (293,981)
Non-includable intangible
 assets                       (63,852)    (63,852)
Regulatory capital         20,402,719  21,086,758
Regulatory capital
 requirement               (3,372,000) (6,744,000)
Regulatory capital
 - excess                $ 17,030,719  14,342,758
Regulatory capital ratio        24.20%      25.01%
Regulatory capital
 requirement                     4.00        8.00

Regulatory capital
 ratio - excess                 20.20%      17.01%

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued





Financial Condition

Total assets increased from $159,848,000 at June 30, 1996 to $165,688,000 at March 31, 1997. Cash flows from sales, maturities and prepayments of securities, deposits and advances from FHLB of Des Moines were used to originate loans, purchase securities and cash and cash equivalents. The Savings Bank intends to borrow from the FHLB when the cost is less than the overall cost of retail deposits. Premises and equipment increased due to the remodeling of the main banking facility, and an automatic teller machine added to the Van Buren, Missouri branch. Foreclosed real estate, net, increased due to foreclosure of certain loans. Advances from borrowers for taxes and insurance decreased as a result of real estate taxes being paid in December for loan customers. Additional paid-in capital and common stock acquired by the ESOP and MRP changed as a result of the recognition of shares committed to be released for the ESOP and MRP. Unrealized loss on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a loss of $420,000 at June 30, 1996 to a loss of $181,000 at March 31, 1997. The balance is expected to fluctuate in the future based on changes in interest rates as well as the amount and maturities of securities and MBSs available for sale.



COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS
ENDED MARCH 31, 1997 AND 1996

Net Income

Net income for the three months ended March 31, 1997 was $415,000 compared to $454,000 for the three months ended March 31, 1996. Net income for the nine months ended March 31, 1997 was $741,000 compared to $1,059,000 for the nine months ended March 31, 1996.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Net Interest Income

Net interest income decreased from $1.26 million for the three months ended March 31, 1996 to $1.21 million for the comparable three month period in 1997. Net interest income decreased for this three month period due to a lower interest rate spread. Net interest income increased from $3.46 million for the nine months ended March 31, 1996 to $3.79 million for the comparable nine month period in 1997. Net interest income increased due to a higher interest rate spread.


Interest Income

Interest income was $2.88 million for the three months ended March 31, 1996 compared to $2.82 million for the comparable three month period in 1997. Interest income was $8.18 million for the nine months ended March 31, 1996 compared to $8.52 million for the comparable nine month period in 1997.

Interest on loans receivable increased for both the three months and nine month periods ended March 31, 1997 compared to 1996 periods as a result of higher average loans outstanding for 1997, offset by a lower yield. The weighted-average rate on loans decreased from 7.83% at March 31, 1996 to 7.66% at March 31, 1997. Interest on mortgage-backed securities decreased from $581,000 for the three month period ended March 31, 1996 compared to $496,000 for the comparable three month period in 1997. This decrease was a result of a lower average balance outstanding in the three month period for 1997 compared to the 1996 period, offset by a higher weighted-average yield on MBSs. Interest on MBSs increased from $1.35 million for the nine month period ended March 31, 1996 compared to $1.61 million for the comparable nine month period in 1997. This increase was a result of a higher average balance and weighted-average yield on MBSs. The weighted-average rate on MBSs increased from 6.51% at March 31, 1996 to 6.92% at March 31, 1997. Interest on investment securities decreased due to lower average balances and slightly lower interest rates. The weighted-average rate on investment securities decreased from 6.82% at March 31, 1996 to 6.77% at March 31, 1997.

Interest on other interest-earning assets decreased due to lower average balances. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, investment securities, and MBSs.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Interest Expense

Interest expense remained substantially the same for all periods.
This was a result of a higher average balance offset by a decrease in interest rates. The weighted-average rate on interest-bearing liabilities was 4.85% at March 31, 1996 as compared to 4.73% at March 31, 1997.

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

For the three months ended March 31, 1997 the Savings Bank established a provision for loan losses of $22,500 compared with $15,000 for the three months ended March 31, 1996. For the nine months ended March 31, 1997 the Savings Bank established a provision for loan losses of $62,500 compared with $45,000 for the nine months ended March 31, 1996.

Following is a summary of activity in the allowance for loan losses for the nine months ended March 31, 1997 and 1996:

                                              1997      1996
          Balance, beginning of period   $ 627,564  572,341
          Loans charged off - consumer      (6,025)  (5,167)
          Recoveries of loans previously
           charged off - consumer               -        360
          Net charge offs                   (6,025)   (4,807)
          Provision charged to expense      62,500    45,000
          Balance, end of period         $ 684,039   612,534
          Ratio of net charge-offs during
           the period to average loans
           outstanding during the period       .01%      .01%

The book value of nonaccrual loans at March 31, 1997 was $1.70 million compared to $546,000 at June 30, 1996. The average balance of nonaccrual loans for the nine months ended March 31, 1997 was approximately $1.03 million. Allowance for losses on nonaccrual loans amounted to approximately $85,000 and $27,000 at March 31, 1997 and June 30, 1996, respectively. For the three months and nine months ended March 31, 1997, gross interest income which would have been recorded had nonaccrual loans been

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

current in accordance with their original terms amounted to approximately $37,000 and$52,000, respectively. The amount of interest income included in the Company's net earnings for these loans for the three months and nine months ended March 31, 1997 was approximately $13,000 and $82,000, respectively.

The following table sets forth information with respect to the Savings Bank's nonaccrual loans at March 31, 1997 and June 30,
1996:

                                      1997      1996
                                   (Dollars in thousands)
          Loans accounted for on
            a nonaccrual basis
          Residential real estate  $   896       480
          Commercial real estate       106         -
          Commercial                   365        21
          Consumer                     100        45
          Mobile Homes                 232         -

                                   $ 1,699        546

      Total loans delinquent 90 days
       or more to net loans           1.61%       .57%


Nonaccrual loans increased due to a number of factors. In response to requests by the Office of Thrift Supervision, the Savings Bank no longer charges advances from borrowers for taxes and insurance for delinquent mortgage payments, nor dealer reserve for delinquent consumer loan payments. The Savings Bank has a dealer reserve account which exceeds mobile home loans included above. A commercial loan with a past due balance of $324,000 was brought current in April, 1997. Management believes that the loan is well secured, and no loss is anticipated.

Also in response to a recent OTS examination, collections duties were reassigned to other officers. However, decentralized collection efforts of the Savings Bank have not been as effective as the former method. Management is currently reviewing collection efforts in order to reduce the level on nonperforming loans. Management believes that the allowance for loan losses is adequate. See Provision for Loan Losses. The Savings Bank does not accrue interest on loans more than 90 days past due.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued




Noninterest Income

Noninterest income decreased from $212,000 for the three months ended March 31, 1996 to $165,000 for the three months ended March 31, 1997. Noninterest income decreased from $491,000 for the nine months ended March 31, 1996 to $459,000 for the nine months ended March 31, 1997. The Savings Bank realized net gains on sales of securities and MBSs of $35,000 for the three months ended March 31, 1997 compared to $95,000 in 1996. Such gains were $35,000 for the nine months ended March 31, 1997, compared to $127,000 in 1996. Gains on sales of securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Gain on sale of MBSs held to maturity relate to the sale of small balance pools, which are permitted to be sold prior to maturity under Statement of Financial Accounting Standards No. 115.

Commissions on insurance and banking service charges increased for both the three months and nine months ended March 31, 1997 over the comparable periods in 1996 due to increased activity. Loan late charges decreased for both periods in 1997 over 1996 periods due to the collection of fewer late charges.

Noninterest Expense

Noninterest expense decreased from $793,000 for the three months ended March 31, 1996 to $754,000 for the three months ended March 31, 1997. Noninterest expense increased from $2.42 million for the nine months ended March 31, 1996 to $3.18 million for the nine months ended March 31, 1997.

Compensation and benefits increased due to hiring of additional employees, and salary increases, partially offset by lower ESOP expense and lower bonuses. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock, which has been lower during 1997 as compared to 1996. ESOP expense will fluctuate in the future based on changes in the market price of the Company's stock. Occupancy and equipment expense increased as a result of higher depreciation expense being recorded on the main office remodeling and the purchase of ATM machines.

The SAIF special assessment recognized during the nine month period ended March 31, 1997 is a result of legislation enacted September 30, 1996 to recapitalize the Savings Association Insurance Fund. The Savings Bank was assessed .657% of deposits at March 31, 1995. The assessment of $779,000 was paid on

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


November 28, 1996. SAIF deposit insurance premium decreased as a result of a substantially lower assessment rate. Professional fees increased for the three month period ended March 31, 1997 over the comparable period in 1996 as a result of services performed in connection with the supervisory agreement and other regulatory concerns.

Income Taxes

Income taxes decreased for the three and nine months ended March 31, 1997 compared with the same periods in 1996 due to lower earnings before income taxes. The effective rate of income taxes is affected by the relationship of nontaxable municipal interest income to income before income taxes.

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

(a)  Exhibits: Exhibit 11

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


                         SOUTHERN MISSOURI BANCORP, INC.
                                 (Registrant)


Date:   May 10, 1997        BY:
                                     Donald R. Crandell,
                                     Chief Executive Officer
                                     Chief Financial Officer and
                                     Duly Authorized Officer
Exhibit 11