Form 10KSB40
period 1997-06-30
SOUTHERN MISSOURI BANCORP INC
filed 1997-09-30
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                  ---------------------------

                                          FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number:  0-23406

                                SOUTHERN MISSOURI BANCORP, INC.
-------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                 Delaware                                 43-1665523
---------------------------------------------       ---------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

531 Vine Street, Poplar Bluff, Missouri                     63901
---------------------------------------------       ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (573) 785-1421
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per
                                                            share
                                                            -----------------
                                                             (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  x  NO
    ---    ---

      Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. YES x NO
                                                  ---    ---

      The registrant's revenues for the fiscal year ended June 30, 1997 were $12,026,796.

      As of September 15, 1997, there were issued and outstanding 1,613,163 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "SMBC." Based on the average of the bid and asked prices for the Common Stock on September 15, 1997, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $29,036,934 (1,613,163 shares at $18.00 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 ("Annual Report") (Parts I and II).

      2. Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                              ---    ---

                                            PART I

Item 1. Description of Business
-------------------------------

General

        Southern Missouri Bancorp, Inc. ("Southern Missouri Bancorp" or the "Company"), a Delaware corporation, was incorporated on December 30, 1993 for the purpose of becoming the holding company for Southern Missouri Savings Bank, FSB ("Southern Missouri" or the "Savings Bank") upon the Savings Bank's conversion from a state chartered mutual to a state chartered stock savings and loan association ("Conversion"). The Conversion was completed on April 13, 1994 through the sale and issuance of 1,785,375 shares of common stock by the Company. At June 30, 1997, the Company had total assets of $160.4 million, total deposits of $118.7 million and stockholders' equity of $26.4 million. Southern Missouri Bancorp has not engaged in any significant activity other than holding the stock of Southern Missouri. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

        Southern Missouri was chartered as a Missouri savings and loan association in 1887. On June 20, 1995, the Savings Bank converted to a federally chartered stock savings bank and took its current name, Southern Missouri Savings Bank, FSB. The Savings Bank conducts its business from its home office in Poplar Bluff and seven full service branch facilities in Poplar Bluff, Van Buren, Dexter, Malden, Kennett, Doniphan and Ellington, Missouri. The deposits of the Savings Bank are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

        The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one- to four-family residential mortgage loans and, to a lesser extent, consumer and commercial real estate loans, including loans secured by farm properties, for its loan portfolio. The Savings Bank also invests in mortgage-backed and related securities, obligations of state and political subdivisions and U.S. Government and agency securities, and other assets.

Market Area

        The Savings Bank is headquartered in Poplar Bluff, Missouri, which is the economic hub of the Savings Bank's primary market area. The Savings Bank's primary market area has a population of approximately 127,000. The largest employer in the primary market area is Briggs & Stratton which has a small engine manufacturing facility and employs approximately 750 persons. Other employers in the market area are Gates Rubber Co., Rowe Furniture Co., Lucy Lee Hospital, John Pershing VA Hospital, Doctors Regional Hospital, Poplar Bluff School District, Arvin, Noranda and Paramount Cap Manufacturing Company. The economy of the primary market area is primarily rural in nature and also encompasses Shannon, Wayne, New Madrid and Pemiscott counties. Farming is significant to the local economy with the primary emphasis on livestock, rice, timber, soybeans, wheat, watermelons, corn and cotton.

Risk Factors

        Supervisory Agreement. On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the OTS, its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and, more specifically, focuses on the reporting, monitoring, and assessment of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations. In an effort to comply with the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management.

        In connection with the Savings Bank's most recent regulatory examination conducted during the fourth quarter of 1996, OTS examiners noted the Savings Bank's noncompliance with the Supervisory Agreement. Accordingly, additional actions, primarily relating to the Savings Bank's internal operations and lending activities, have been imposed by the OTS on the Savings Bank's management to achieve compliance and improve the operations of the Savings Bank. As a result of the most recent OTS examination and existing Supervisory Agreement, certain growth restrictions have been placed on the Savings Bank. In particular, the Savings Bank may not increase its total assets during any quarter in excess of the amount credited on deposit liabilities during the quarter. Additionally, as a result of the Savings Bank's current regulatory status, the Savings Bank will no longer be eligible for the lowest assessment rate for deposit insurance. Instead, the assessment rate is expected to increase from .065% to .095% of deposits beginning July 1, 1997. This will result in approximately $9,000 in additional costs per quarter for deposit insurance.

        During the third quarter of fiscal 1997, the Savings Bank exceeded the growth restrictions imposed by the Supervisory Agreement and, as a result, may be subject to sanction for violation of the Supervisory Agreement. The Savings Bank sought an exemption from compliance with the terms of the Supervisory Agreement for its growth during the third quarter and the request was denied. If the OTS determines that a material violation has occurred the OTS may impose the sanctions discussed below. The Savings Bank achieved compliance with the growth limitations during the fourth quarter and has requested a waiver of these growth limitations for future periods.

        A savings association engaging in unsafe and unsound practices is subject to a variety of regulatory enforcement actions. Management believes that the growth restrictions have not, to date, had an adverse effect on the Savings Bank's results of operations. In the future, the continued existence of growth restrictions could have a material adverse effect on the operations of the Savings Bank, and, consequently, on the operations of the Company. Failure to achieve compliance with the Supervisory Agreement could lead to further regulatory enforcement actions, including the assessment of civil money penalties against the Savings Bank and/or its officers and directors. To the Savings Bank's knowledge, no such actions have been initiated. The Supervisory Agreement will remain in effect until it is terminated by the OTS.

Selected Consolidated Financial Information

        This information is incorporated by reference from pages 3 and 4 of the 1997 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Yields Earned and Rates Paid

        The information contained under the section captioned "Yields Earned and Rates Paid" in the Annual Report is incorporated herein by reference.

Rate/Volume Analysis

        The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                              Years Ended June 30,        Years Ended June 30,
                             1997 Compared to 1996       1996 Compared to 1995
                              Increase (Decrease)         Increase (Decrease)
                                   Due to                      Due to
                            -------------------------   ----------------------
                                          Rate/                     Rate/
                                          Vol-                Vol-  Vol-
                            Rate  Volume  ume     Net   Rate  ume   ume   Net
                            ----  ------  -----   ---   ----  ----  ----- ---
                                             (Dollars in thousands)
Interest-earning assets:
 Loans receivable(1)....... $(36) $1,088  $(6)  $1,046  $451  $708  $55 $1,214
 Mortgage-backed and
  related securities.......   34      39    1       74   (68)  372  (15)   289
 Investment securities.....  (70)   (616)  24     (662)   89  (252) (11)  (174)
 Other interest-earning
  deposits.................  (42)    (23)   5      (60)   33     6    1     40
                            ----  ------  ----  ------  ----  ----  --- ------
Total net change in
 income on interest
 -earning assets........... (114)    488   24      398   505   834   30  1,369
                            ----  ------  ----  ------  ----  ----  --- ------
Interest-bearing liabilities:
  Deposits................. (282)    (23)   1     (304)  513   184   19    716
  FHLB advances and other
   borrowings..............    1     312    1      314    (1)  414   (8)   405


Total net change in expense
 on interest-bearing
 liabilities............... (281)    289    2       10   512   598   11  1,121
                            ----  ------  ---   ------  ----  ----  --- ------

Net change in net interest
 income....................$ 167  $  199  $22   $  388  $ (7) $236  $19 $  248
                           =====  ======  ===   ======  ====  ====  === ======

(1)  Does not include interest on loans 90 days or more past due.

Asset and Liability Management

        The Savings Bank employs various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing for a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Savings Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of adjustable-rate mortgage loans ("ARMs") secured by one to four family residential real estate and the origination of consumer and other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans.

        Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Savings Bank to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows the Savings Bank to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

        The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value ("NPV") of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's assets, liabilities and off-balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Beginning

July 1, 1994, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Utilizing this measurement concept, at June 30, 1997, the change in the Savings Bank's NPV as a percent of the present value of its assets was negative 2.36% in the event of a 200 basis point increase in interest rates. The interest rate risk rule did not have a significant effect on risk based capital at June 30, 1997.

        The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). The model first estimates the level of the Savings Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented below is based on information provided by the Savings Bank as calculated by the OTS as of June 30, 1997.

                                                          NPV as % of
                                Net Portfolio             PV of Assets

     Change
     in Rates      $ Amount     $ Change     % Change   NPV Ratio     Change
     --------      --------     --------     --------   ---------     ------
                                          (Dollars in thousands)

     +400 bp       $13,510      $(10,375)      (43)%      9.23%      (582) bp
     +300 bp        16,650        (7,235)      (30)      11.10       (395) bp
     +200 bp        19,455        (4,430)      (19)      12.69       (236) bp
     +100 bp        21,927        (1,957)       (8)      14.03       (101) bp
        0 bp        23,885                               15.04
     -100 bp        25,246         1,361         6       15.72         67 bp
     -200 bp        26,308         2,424        10       16.21        117 bp
     -300 bp        27,455         3,571        15       16.75        170 bp
     -400 bp        28,878         4,993        21       17.40        236 bp

Lending Activities

        General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four- family owner occupied homes within its primary market area. In an attempt to diversify its lending portfolio, however, the Savings Bank also engages in community banking activities and originates real estate loans, consumer loans, mobile home dealer paper, home improvement loans, commercial real estate loans, commercial business loans, agricultural loans, student loans, and loans secured by deposit accounts.

        At June 30, 1997, the Savings Bank's net loans receivable totaled approximately $107.8 million representing approximately 67.2% of total assets. Since 1983, the Savings Bank has originated primarily adjustable rate mortgage ("ARM") loan products. At June 30, 1997, ARM loans accounted for $86.1 million, or 79.9% of the net loan portfolio. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.

        Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan and type of security as of the dates indicated.

                                       At June 30,
             -------------------------------------------------------------
                     1997                 1996                 1995
             -------------------   -------------------   -----------------
             Amount      Percent   Amount      Percent   Amount    Percent
             ------      -------   ------      -------   ------    -------
                                    (Dollars in thousands)
Type of Loan:
------------
Mortgage
 Loans:
 Conven-
  tional.... $ 77,895    72.27%    $68,330      71.52%    $60,521    73.02%
 Commer-
  cial......   18,293    16.97      16,584      17.36      14,775    17.82
 Constr-
  uction....    3,822     3.55       4,283       4.48       4,587     5.53
             --------   ------     -------     ------     -------   ------
  Total
  mort-
  gage
  loans..... $100,010              $89,197                $79,883
             ========              =======                =======

Other Loans:
 Loans
  secured
  by
  deposit
  accounts.. $    721      .67     $   753        .79     $   726      .88

 Home
  equity
  and
  second
  mortgage
  loans.....      745      .69         689        .72         493      .59
 Auto-
 mobile
 loans......    4,862     4.51       3,196       3.35       1,252     1.51
 Other......    4,083     3.78       5,157       5.40       2,616     3.16
  Total
  other
  loans.....   10,411                9,795                  5,087
             --------   ------     -------     ------     -------   ------
  Total
  loans..... $110,421   102.44     $98,992     103.62     $84,970   102.51
             ========   ------     =======     ------     =======   ------

Less:
 Undis-
  bursed
  loans
  in
  process... $  1,838    (1.70)    $ 2,610      (2.73)    $ 1,260    (1.52)
 Unearned
  dis-
  counts
  on
  loans
  origin-
  ated
  and
  purch-
  ased......       --       --          --         --           4       --
 Deferred
  gain
  on
  sale
  of
  other
  real
  estate....       13     (.01)        131       (.14)        172     (.21)
 Unamortized
  loan
  origin-
  ation
  fees,
  net or
  direct
  costs.....       80     (.07)         89       (.09)         75     (.09)
 Allowance
  for
  loan
  losses....      707     (.66)        627       (.66)        572     (.69)
             --------    -----     -------      -----     -------    -----
  Total
  loans
  receiv-
  able,
  net....... $107,783   100.00%    $95,535     100.00%    $82,887   100.00%
             ========   ======     =======     ======     =======   ======

Type of Security:
----------------
Residential
 real estate
  One- to
   four-
   family... $ 78,359    72.70%    $69,368      72.61%    $62,626    75.56%
  Other
   dwell-
   ings.....      583      .54       2,663       2.79       3,616     4.36
Commercial
 real
 estate.....   20,246    18.78      15,612      16.34      12,666    15.28
Land........      822      .76       1,554       1.63         975     1.17
Savings
 accounts...      721      .67         753        .79         726      .88
Consumer
 and other..    9,690     8.99       9,042       9.46       4,361     5.26
             --------    -----     -------      -----     -------    -----
 Total
 loans...... $110,421    102.44    $98,992      103.62    $84,970   102.51
             ========              =======                =======

                             (table continued on following page)

                                       At June 30,
             -------------------------------------------------------------
                     1997                 1996                 1995
             -------------------   -------------------   -----------------
             Amount      Percent   Amount      Percent   Amount    Percent
             ------      -------   ------      -------   ------    -------
                                    (Dollars in thousands)

Less:
 Due to
  borro-
  wers on
  constr-
  uction
  loans.... $  1,838      (1.70)   $ 2,610      (2.73)    $ 1,260    (1.52)
 Unamort-
  ized
  loan
  fees.....       80      ( .07)       89        (.09)         75     (.09)
 Unearned
  discount
  on loans
  purch-
  ased.....       --         --        --                       4       --
 Deferred
  gain on
  sale of
  other
  real
  estate...       13      ( .01)      131        (.14)        172     (.21)
 Allowance
  for poss-
  ible loan
  losses         707      ( .66)      627        (.66)        572     (.69)
            --------     ------    -------     ------     -------   ------
 Total
 loans
 receiv-
 able,
 net....... $107,783     100.00%   $95,535     100.00%    $82,887   100.00%
            ========     ======    =======     ======     =======   ======

        One- to Four-Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one- to four- family homes or refinance existing debt on their homes. At June 30, 1997, approximately $78.4 million, or 72.7% of the Savings Bank's net loan portfolio consisted of loans secured by one- to four-family residential real estate.

        The Savings Bank presently originates ARM loans secured by one- to four-family properties with loan terms of 15 to 20 years in its primary market area. Since 1983, the Savings Bank has originated primarily ARM loan products. Initially, ARMs were indexed to the semi annual national average cost of funds for federally insured institutions. In 1986, the Savings Bank discontinued the use of the District Cost of Funds Index and changed to the Savings Bank's cost of funds index. On June 21, 1995, the Savings Bank began to use the 11th District cost of funds for ARMs indexing.

        The Savings Bank's long-term, fixed-rate loans are originated with terms of up to 15 to 20 years, and are amortized on a monthly basis with principal and interest due each month. At June 30, 1997, the Savings Bank had $10.7 million of long-term, fixed-rate mortgage loans in its portfolio or 9.9% of its total loan portfolio.

        The loan fees charged, interest rates and other provisions of the Savings Bank's ARMs are determined by the Savings Bank on the basis of its own pricing criteria and competitive market conditions. At June 30, 1997, the Savings Bank charged an origination fee on its ARMs ranging from 0% to 1% of the principal amount of the loan. Interest rates and payments on the Savings Bank's ARMs generally are adjusted annually to a rate typically equal to 250 to 375 basis points above the ARM index used by the Savings Bank.

        The Savings Bank offers ARMs with initial rates below those which would prevail under the foregoing computations, determined by the Savings Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At June 30, 1997, the initial interest rate being offered on the Savings Bank's ARMs ranged from 7.5% to 8.5% per annum. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Savings Bank's ARMs is generally 100 to 200 basis points and the maximum lifetime interest rate cap is 12% and there is generally a minimum interest rate of 5%. The Savings Bank underwrites ARMs based on the borrower's ability to repay the loan using the first year adjusted rate to qualify the borrower.

        While single-family residential real estate loans are normally originated with 15-year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed interest rate loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The

Savings Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity, which the Savings Bank estimates is between seven to 10 years, is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. On loans originated since 1980, a total of 2,960 real estate mortgage loans have prepaid as of June 30, 1997 with an average estimated life of approximately 8.5 years. On all loans originated by the Savings Bank, a total of 1,668 estate mortgage loans have prepaid during the past three fiscal years and these loans had an average estimated life of
8.5 to 9.0 years.

        The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property. Loan requests for 80 to 90% can be approved by the loan committee, discount committee, or the Board of Directors. The Savings Bank requires title insurance or an abstract extension and attorney's opinion, and fire, flood (if applicable) and casualty coverage on all mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due-on-sale" clauses. At June 30, 1997, the maximum loan-to-value ratio on loans to borrowers was 90%.

        At June 30, 1997, the Savings Bank had $3.8 million in interim construction loans in its portfolio with maximum loan to value ratios of 90%. Most of these loans are residential construction loans for one- to four- or multi-family dwelling units. All of these loans automatically convert into permanent residential real estate loans. The Savings Bank also has a construction loan on a local motel project.

        Multi-Family Residential Loans. At June 30, 1997, approximately $583,000, or .54% of the Savings Bank's net loan portfolio consisted of loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 15 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one- to four- family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending. See "-- Consumer and Commercial Business Loans."

        Commercial Real Estate and Land Loans. The Savings Bank had land and commercial real estate loans outstanding of $21.1 million or 19.5% of the loan portfolio at June 30, 1997. Commercial real estate loans amounted to approximately $20.2 million or 18.8% of the loan portfolio at that date, as compared to $15.6 million or 16.3% of the loan portfolio at June 30, 1996. The commercial real estate loans originated by the Savings Bank traditionally have been secured by motels, medical centers, churches, industrial buildings and fast food restaurants. The Savings Bank expanded its commercial real estate portfolio in fiscal 1997, 1996 and 1995 by targeting a more diverse group of commercial borrowers, such as farmers, rental property owners, manufacturing concerns and small business entities. Land loans on property located primarily in the Savings Bank's primary market area amounted to $822,000 or .76% of the total loan portfolio at that date. The Savings Bank's land loans generally are secured by undeveloped lots, farm land, crops, equipment and livestock and involve the risks associated with general agricultural conditions.

        Currently, the Savings Bank originates commercial real estate loans to select borrowers known to the Savings Bank and secured by properties in its primary market area. The origination of commercial loans in excess of $500,000 was restricted from August 1989 to January 1993 in connection with a Supervisory Agreement entered into by the Savings Bank with the Federal Home Loan Bank Board ("FHLBB"), the predecessor to the OTS. At June 30, 1997, commercial real estate loans outstanding ranged in principal balance from approximately $25,000 to $1.9 million, with an average balance of approximately $212,000. At June 30, 1997, the Savings Bank's largest commercial real estate loan was a $1.9 million loan secured by a forge and dye operation located in Doniphan, Missouri, which was performing according to its terms. Subject to market conditions, the Savings Bank intends to originate commercial real estate loans in excess of $500,000 and, since the Supervisory Agreement was lifted in January 1993, the Savings Bank has originated ten loans in excess of $500,000 (that amounted to $9.0 million in the aggregate at June 30, 1997). At June 30, 1997, the Savings Bank also had two other commercial loans that were each in excess of $500,000 that had been originated prior to the Supervisory Agreement and at June 30, 1997 totaled approximately $2.5 million.

        Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. To diversify the risks inherent in such lending, the Savings Bank's income property collateral is not concentrated in any one industry or area. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired. Moreover, to the extent that the properties constitute new ventures, projections regarding their operating results are inherently speculative, and cash flow and other financial problems may take some time to develop. If these borrowers develop problems, because of the relatively large size of such loans, such problems may require increased reserves and may result in significant reductions in net income. The Savings Bank's general loan-to-value maximum at origination for commercial and industrial property loans is 70%.

        Consumer and Other Loans. The Savings Bank's consumer loans consist of car loans, mobile home loans, deposit account loans, student loans and various other consumer loans. At June 30, 1997, the Savings Bank's consumer loans totaled approximately $10.4 million, or 9.6% of the Savings Bank's loans receivable. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

        The Savings Bank has purchased mobile home loans that are originated by a local dealer. Such loans are made by the Savings Bank to the dealer's customers. At June 30, 1997, such loans amounted to $1.2 million. These loans are originated by the mobile home dealer and underwritten by the Savings Bank. Payments are made to the Savings Bank by the borrower. Of these loans, $155,000 are past due over 90 days and are on nonaccrual. There is a total of $64,000 past due 61 to 90 days and $165,000 past due 30 to 60 days. Management has assigned an officer to these loans in an effort to reduce the level of past due loans. In June 1997, the Savings Bank charged to the dealer's reserve account $146,000 for mobile homes that had been repossessed by the dealer. Also in June 1997, the Savings Bank charged off $126,000 in loans that were severely past due. The dealer is cooperating with the Savings Bank in bringing the mobile homes to his lot, refurbishing them and then reselling them. The mobile homes that were charged to the dealer's reserve account will be credited back whenever he resells them. Reserves for losses maintained by the dealers at June 30, 1997 totaled $63,000.

        The Savings Bank's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the borrower's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings

Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. The Savings Bank historically has had a low level of delinquencies on its consumer loans. See "-- Non-Performing Assets and Delinquencies." At June 30, 1997, $179,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.


Loan Maturity and Repricing

       The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                 Within     After One Year     After 3 Years    After 5 Years       Beyond
                One Year    Through 3 Years    Through 5 Years  Through 10 Years   10 Years   Total
                --------    ---------------    ---------------  ----------------  ---------   -----
                                             (In thousands)
Real estate
 mortgage......  $66,899        $1,656             $2,527            $5,388        $1,425         $77,895
Commercial
 real estate...   17,108           578                290               127           190          18,293
Construction
  (net of
  undisbursed
  proceeds)....    3,822            --                 --                --            --           3,822
Consumer.......    2,289         2,388              2,622               706            23           8,028
Commercial.....    1,935           275                 93                80            --           2,383
                 -------       -------           --------          --------      --------        --------
  Total loans..  $92,053        $4,897             $5,532            $6,301        $1,638        $110,421
                 =======        ======             ======            ======        ======        ========



        The following table sets forth the dollar amount of all loans due one year after June 30, 1997, which have fixed interest rates and which do not reprice within one year.

                                Fixed
                                Rates
                               -------
                            (In thousands)

Real estate mortgage.......... $10,676
Commercial real estate........   1,952
Construction..................      --
Consumer......................   8,028
Commercial....................   1,748
                               -------
     Total.................... $22,404
                               =======
                                              10


        The following table sets forth scheduled contractual amortization of loans at June 30, 1997 and June
30, 1996, and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                          At June 30, 1997                               At June 30, 1996
               --------------------------------------      ---------------------------------------
                                    Commercial                                   Commercial
               Mortgage   Consumer  Business    Total      Mortgage   Consumer   Business    Total
                 Loans      Loans     Loans     Loans      Loans      Loans      Loans       Loans
               -------    -------   -------     -----      --------   --------   ----------  -----
                                                   (In thousands)
Amounts
due:
 Within one
  year....... $ 87,829   $ 2,289    $ 1,935   $ 92,053     $74,009    $1,881     $2,508     $78,398
 After
  one year
  through
  three
  years......    2,234     2,388        275      4,897       3,430     1,785        329       5,544
 After three
  years
  through
  five years.    2,817     2,622         93      5,532       2,103     1,733        308       4,144
 After five
  years......    7,130       729         80      7,939       9,655       907        344      10,906
              --------   -------    -------   --------     -------    ------     ------     -------
    Total.... $100,010   $ 8,028    $ 2,383   $110,421     $89,197    $6,306     $3,489     $98,992
              ========   =======    =======   ========     =======    ======     ======     =======

Interest rate
 terms on
 amounts due
 after one
 year:
  Fixed......  $14,534    $8,028     $1,748    $24,310     $18,889    $6,306     $1,206     $26,401
  Adjustable.   85,476        --        635     86,111      70,308        --      2,283      72,591

                                              11

        Loan Solicitation and Processing. A majority of the loans originated by the Savings Bank are made to existing customers. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a residential real estate loan, an appraisal of the real estate intended to secure the proposed loan is required. Since June 30, 1994 the Savings Bank has used outside appraisers for the majority of its real estate loans.

        Certain individual officers have loan approval authority up to $100,000. The Savings Bank's President, Donald R. Crandell, or Senior Vice President, Kent Nichols, may approve a loan of between $100,000 and $150,000 and all loans over that amount are submitted to the Board of Directors or a Discount Committee consisting of members of the Board of Directors. Upon approval, a commitment letter is issued to the customer with a commitment period generally not exceeding 30 days. All loans are subsequently reviewed by the full Board of Directors.

        Loan Commitments. The Savings Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored generally for up to 30 days from approval, depending on the type of transaction. The Savings Bank had outstanding mortgage loan commitments of approximately $2.1 million at June 30, 1997 including $1.8 million of commitments for construction loans. See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report.

        Loan Originations, Purchases and Sales. The Savings Bank has originated loans for its portfolio and not with a view toward sale in the secondary market and many of the loans would not be eligible for sale in the secondary market.

        The Savings Bank has infrequently purchased loans primarily because the Savings Bank's primary market area has provided the Savings Bank with a sufficient demand for lendable funds and because of the uncertain credit risks associated with such purchases.

        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                  Year Ended June 30,
                                              ---------------------------
                                               1997      1996       1995
                                              ------     ----      ------
                                                     (In thousands)

Total mortgage loans at beginning
  of period................................. $ 89,197   $79,883   $72,400
                                             --------   -------   -------
Loans originated:
 One- to four- family residential...........   21,993    16,032    13,489
 Multi-family residential and
  commercial real estate....................    5,618     5,781     2,671
 Construction loans.........................    2,086     3,242     4,113
                                             --------   -------   -------
   Total loans originated...................   29,697    25,055    20,273

Loans purchased:
  Total loans purchased.....................       --        --        --

Loans sold:
    Total loans sold........................       --        --        --

Mortgage loan principal repayments..........  (18,763)  (15,620)  (12,770)


Foreclosures................................     (121)     (121)      (20)
                                             --------   -------   -------

Net loan activity...........................   10,813     9,314     7,483
                                             --------   -------   -------

Total mortgage loans
 at end of period........................... $100,010   $89,197   $79,883
                                             ========   =======   =======

        Loan Origination and Other Fees. The Savings Bank, in many instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Savings Bank usually charges origination fees of 0% to 1% on one- to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale. The Savings Bank had $80,000 of net deferred loan fees at June 30, 1997.

        Non-Performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment by the end of the grace period in which the payment is due, the Savings Bank generally institutes collection procedures. The first notice is generally mailed to the borrower within 15 days of the end of the grace period, and if necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, if it is not possible to work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, lost jobs, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank. The Savings Bank institutes the same collection procedures for non-mortgage loans.

        The Board of Directors is informed monthly as to the status of all mortgage and non-mortgage loans that are delinquent 60 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

        The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. All loans are placed on non-accrual status after 90 days or prior to that period, when the Savings Bank determines there is little if any likelihood they will be repaid. The loans are fully reserved at that time, through appropriate loss reserves are kept on the books as long as some principal is being repaid. The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans. The Savings Bank would have recorded interest income of $26,000, $25,000 and $32,000 on non-accrual loans during the years ended June 30, 1997, 1996 and 1995, respectively, if such loans had been performing during such periods. The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 1997, 1996 and 1995.

        The following table sets forth information with respect to the Savings Bank's non-performing assets as of the dates indicated. At the dates indicated, the Savings Bank had no restructured loans within the meaning of SFAS 15.

                                             At June 30,
                             -----------------------------------------
                             1997     1996     1995      1994     1993
                             ----     ----     ----      ----     ----
                                          (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate -
   Residential............  $  922   $480    $  700    $  641   $  907
   Commercial.............     279     --        14        47      413
  Consumer................     179     45        14         8        9
  Commercial..............      --     21         9        --       --
                            ------   ----    ------    ------   ------
      Total...............  $1,380   $546    $  737    $  696   $1,329
                            ======   ====    ======    ======   ======

  Total of nonaccrual and
   90 days past due loans.  $1,380   $546    $  737    $  696   $1,329
                            ======   ====    ======    ======   ======

Real estate owned.........      55     60    $  727    $  778   $1,128
Other non-performing
 assets...................      --     --        --        --       --
                            ------   ----    ------    ------   ------
  Total nonperforming
   assets.................  $1,435   $606    $1,464    $1,474   $2,457
                            ======   ====    ======    ======   ======

Total loans delinquent
  90 days or more to
  net loans...............    1.28%   .57%      .89%      .93%    1.85%

Total loans delinquent
  90 days or more to
  total assets............     .86    .34       .50       .49      .99

Total nonperforming
  assets to total assets..     .89    .38       .99      1.04     1.82

     Nonaccrual residential real estate loans consist of 53 loans in the Savings Bank's market area that range in balances from $3,000 to $78,000. On a majority of these loans the borrowers are communicating and cooperating with the Savings Bank and are making payments, but are unable to bring their loans to a current status. Management anticipates no significant losses on these loans. See "-- One- to Four-Family Loans."

     Nonaccrual consumer loans have increased principally due to an increase in nonperforming mobile home loans of $155,000. These loans are made by a local dealer and underwritten by the Savings Bank. Management has assigned one officer to these loans in an effort to reduce the level of nonperforming loans. Reserves for losses maintained by the dealer at June 30, 1997 totaled $63,000. Management believes that all losses on these loans have been recognized as of June 30, 1997, and anticipates no significant losses on these loans in the future. See "-- Consumer and Other Loans."

        Asset Classification. The OTS has adopted various changes in its regulations regarding problem assets of savings institutions. These regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for these asset losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Savings Bank.

        At June 30, 1997 and 1996 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                         At June 30,
                                   ----------------------
                                   1997              1996
                                   ----              ----
                                       (In thousands)

Loss............................. $   --           $  --
Doubtful.........................     --              --
Substandard assets...............  1,377             560
Special mention..................     --              --
                                  ------           -----
   Total classified assets....... $1,377           $ 560
                                  ======           =====

General loss allowances.......... $  707           $ 627
Specific loss allowances.........    335             335
                                  ------           -----
   Total allowances.............. $1,042           $ 962
                                  ======           =====
Charge-offs......................  $(162)           $ (5)
                                   =====            =====

        Substandard assets have increased principally due to an increase in nonperforming mobile home loans and residential real estate loans. For a discussion of the increase in these loans, see "-- Consumer and Other Loans" and "Non-Performing Assets and Delinquencies."

        The following is a discussion of the Savings Bank's substandard loans of special concern:

        At June 30, 1997 the Savings Bank had an aggregate of $277,000 of loans to a borrower that were secured by commercial property. As of that date, these loans were 90 to 120 days past due and were on nonaccrual status. Management believes that the value of the property is sufficient, and no loss is anticipated.

        Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value less estimated selling costs with any adjustments made through the establishment of a specific reserve. At June 30, 1997, the Savings Bank's real estate owned was $55,000 and included 17 properties.

Allowance for Loan Losses

        The Savings Bank's management evaluates the need to establish reserves for losses on loans based on estimated losses on specific loans when a finding is made that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. The Savings Bank had allowance for loan losses at June 30, 1997, 1996 and 1995 of $706,000, $627,000 and $572,000,
respectively. Management believes that loan loss reserves were adequate at June 30, 1997. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

        There has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions nationwide, undertaken as part of the examination of the institution by the FDIC, OTS, or other federal regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for potential loan losses. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to significantly increase its allowance for loan losses. Any material increase in reserves may adversely affect the Savings Bank's financial condition and earnings.

        The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                        Year Ended June 30,
                             -----------------------------------------
                             1997    1996       1995     1994     1993
                             ----    ----       ----     ----     ----
                                        (Dollars in thousands)

Allowance at beginning
 of period................   $627    $572       $477     $261     $274
Provision for loan losses.    241      60         95      230       26
Recoveries................     --      --         --       --       --

Charge offs:
 Residential real estate..     --      --         --       14       24
 Consumer.................    162       5         --       --       15
                             ----    ----       ----     ----     ----
   Total charge offs......    162       5         --       14       39
                             ----    ----       ----     ----     ----
   Net charge offs........    162       5         --       14       39
                             ----    ----       ----     ----     ----
    Balance at end of
     period...............   $706    $627       $572     $477     $261
                             ====    ====       ====     ====     ====

Ratio of allowance to
 total loans outstanding
 at the end of the period.    .64%    .63%       .67%     .62%     .36%
Ratio of net charge offs
 to average loans out-
 standing during the
 period...................    .16%    .01%        --      .02%     .05%


       The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                            At June 30,
                     ------------------------------------------------------------------------------------
                           1997             1996             1995             1994             1993
                     ---------------- ---------------- ---------------- ---------------- ----------------
                             Percent          Percent          Percent
                             of Loans         of Loans         of Loans         Percent          Percent
                             in Each          in Each          in Each          of Loans         of Loans
                             Category         Category         Category         in Each          in Each
                             to               to               to               Category         Category
                             Total            Total            Total            Total            Total
                             Gross            Gross            Gross            Gross            Gross
                     Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                     ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                     (Dollars in thousands)
Residential
 mortgage........... $647    71.38%    $562   72.77%   $562    77.96%   $467    80.23%   $251    82.49%
Consumer............   59     9.56       65    9.89      10     5.99      10     5.90      10     4.64
Unallocated.........   --       --       --      --      --       --      --       --      --       --
                     ----    -----     ----   -----    ----    -----    ----    -----    ----    -----

  Total allowance
   for loan losses.. $706              $627            $572             $ 477            $261
                     ====              ====            ====             =====            ====

                                                                   17

Investment Activities

        The Savings Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION -- Federal Regulation of Savings Banks -- Federal Home Loan Bank System." The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

        The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other security investments. See "REGULATION" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report. The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At June 30, 1997, the Savings Bank's regulatory liquidity was 9.9% which is in excess of the required 5%. It is the intention of management to hold securities with short maturities in the Savings Bank's investment portfolio in order to enable the Savings Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

        Investment decisions are made by the Investment Officer and Chief Executive Officer, who act within policies established by the Board of Directors, and are reported monthly to the Board. Those investments include corporate securities, federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations and U.S. Government agencies. Securities are purchased for investment purposes and are determined to be either held until maturity or available for sale at the time of purchase. The goals of the Savings Bank's investment policy are to obtain the highest yield consistent with maintaining flexibility through diversification of investments. At June 30, 1997, the Savings Bank's securities investment portfolio totaled $19.6 million and consisted primarily of federal agency obligations securities, corporate bonds, and municipal bonds. For further information concerning the Savings Bank's investment securities portfolio, see
Note 2 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

        The Savings Bank invests in various corporate bonds, rated BAA or better, generally in amounts up to $1.0 million. At June 30, 1997, its investments included bonds in Associates Corp., Sears Roebuck & Co., Ford Motor Company, Salomon, Inc., Bell Atlantic, and Phillip Morris. At June 30, 1997, such bonds ranged in maturity from 1997 to 1998 at interest rates of 5.65% to 6.80%.

        As part of its investment activities, the Savings Bank also purchases state and local municipal obligations. It has purchased non-rated municipal obligations of local and surrounding areas within the State of Missouri and rated obligations of municipalities located outside of its market area. At June 30, 1997, the Savings Bank had $6.5 million outstanding in obligations of states and political subdivisions.

        On June 30, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which allows debt securities to be classified as "held to maturity" and reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities classified as "available for sale" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 1997, investments and mortgage-backed and related securities totaling $39.5 million (book value) were classified as available for sale. See Notes 1 and 2 of Notes to Consolidated Financial Statements contained in the Annual Report.


Investment Securities Analysis

        The following table sets forth the Company's investment securities portfolio at carrying value
(including securities classified held to maturity and securities classified as available for sale) at the dates indicated.

                                                             At June 30,
                           ------------------------------------------------------------------------------
                                      1997                       1996                     1995
                           ------------------------   ------------------------   ------------------------
                           Carrying      Percent of   Carrying      Percent of   Carrying      Percent of
                           Value(1)      Portfolio    Value(1)      Portfolio    Value(1)      Portfolio
                           --------      ----------   --------      ----------   --------      ----------
                                                         (Dollars in thousands)
U.S. government treasury
 and obligations of U.S.
 government agencies.......$10,046          51.15%     $ 8,023          37.64%    $13,737         40.82%
Obligations of states and
 political subdivisions....  6,528          33.23        8,856          41.55      13,562         40.30
Corporate securities.......  1,548           7.88        2,915          13.68       4,860         14.45
Capital Stock - Federal
 Home Loan Bank of Des
 Moines....................  1,520           7.74        1,520           7.13       1,490          4.43
                           -------         ------      -------         ------     -------        ------
Total......................$19,642         100.00%     $21,314         100.00%    $33,649        100.00%
                           =======         =======     =======         =======    =======        =======

----------------------
(1)    The market value of the Company's investment securities portfolio amounted to $19.8 million, $21.3 million and $33.9 million at June 30, 1997, 1996 and 1995, respectively.

                                              19

       The following table sets forth the maturities and weighted average yields of the debt securities in the Company's investment securities portfolio (including securities classified held to maturity and securities classified as available for sale) at June 30, 1997.

                                            Securities Held to Maturity
                                                June 30, 1997
                                       ----------------------------------
                                                   Estimated    Weighted
                                        Book        Market      Average
                                        Value        Value       Yield
                                       -------      -------      -----
                                                (Dollars in Thousands)
U.S. government treasury and
 obligations of U.S.
 government agencies:
  Due within 1 year                     $    --      $    --        --
  Due after 1 year but within 5 years       600          577      6.00%
  Due after 5 years but within 10 years      --           --        --
  Due after 10 years                         --           --        --
                                        -------      -------      ----
                                            600          577      6.00
                                        -------      -------      ----

Obligations of states and political
 subdivisions:
  Due within 1 year                          --           --        --
  Due after 1 year but within 5 years     1,795        1,841      5.37
  Due after 5 years but within 10 years   1,444        1,496      5.33
  Due after 10 years                        811          858      5.55
                                        -------      -------      ----
                                          4,050        4,195      5.39
                                        -------      -------      ----
Total Held to Maturity                  $ 4,650      $ 4,772      5.47%
                                        =======      =======      ====

                                        Securities Available for Sale
                                                 June 30, 1997
                                       ----------------------------------
                                                      Book/      Weighted
                                       Amortized   Estimated     Average
                                          Cost     Market Value    Yield
                                          ----     ------------    -----
                                                (Dollars in Thousands)
U.S. government treasury and
 obligations of U.S.
 government agencies:
  Due within 1 year                     $   999      $   996      5.12%
  Due after 1 year but within 5 years     2,996        2,997      6.98
  Due after 5 years but within 10 years   4,578        4,501      6.99
  Due after 10 years                        985          953      6.63
                                        -------      -------      ----
                                          9,558        9,447      6.75
                                        -------      -------      ----
Obligations of states and political
 subdivisions:
  Due within 1 year                          55           55      5.84
  Due after 1 year but within 5 years       520          520      4.48
  Due after 5 years but within 10 years     530          534      5.45
  Due after 10 years                      1,278        1,368      5.25
                                       --------     --------      ----
                                          2,383        2,477      5.14
                                       --------     --------      ----
Corporate Securities
  Due within 1 year                        1,049        1,051      6.54
  Due after 1 year but within 5 years        501          497      5.45
  Due after 5 years but within 10 years       --           --        --
  Due after 10 years                          --           --        --
                                        --------     --------      ----
                                           1,550        1,548      6.19
                                        --------     --------      ----
Total Available for Sale                 $13,491      $13,472      6.40%
                                         =======      =======      ====

        Mortgage-Backed and Related Securities. To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed and related securities. Although such securities are either held to maturity or available for sale, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report. The Savings Bank invests in securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") and also invests in CMOs.

        As of June 30, 1997, the Savings Bank had $26.2 million of mortgage-backed and related securities purchased as investments to supplement the Savings Bank's mortgage lending activities. The Savings Bank has invested in CMOs which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with predetermined priority to various classes of securities issued by the entity. As a result of supervisory criticism, the Savings Bank has discontinued its investment in CMOs and is closely monitoring its portfolio. See "-- Supervisory Agreement." In connection with the OTS examination and subsequent to June 30, 1994, the Savings Bank sold one CMO at a loss of $74,300 due to a reclassification under OTS policies as a high risk. The Savings Bank's CMOs are collateralized by federal agency securities with weighted average lives of 9.1 years. As of June 30, 1997, the Savings Bank had CMOs with both a carrying value and an estimated market value of $3.1 million. The Savings Bank does not invest in interest only, principal only, or similar types of CMOs.

        The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS TB 52, which deals with the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products.

        The following table sets forth certain information at June 30, 1997 regarding the dollar amount of mortgage-backed and related securities maturing in the Savings Bank's portfolio (including securities classified held to maturity and securities classified available for sale) based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                     At June 30,
                                                        1997
                                                        ----
                                                   (In thousands)
               Amounts due:
                 Within 1 year..................        $    53
                 After 1 year through 3 years...          1,254
                 After 3 year through 5 years...          2,251
                 After 5 years..................         22,652
                                                        -------
                   Total........................        $26,210
                                                        =======

        The following table sets forth the dollar amount of all mortgage-backed and related securities due one year after June 30, 1997, which have fixed interest rates and have floating or adjustable rates.

                                                     At June 30,
                                                        1997
                                                        ----
                                                   (In thousands)

               Interest rate terms on
               amounts due after 1 year:
                 Fixed..........................       $10,477
                 Adjustable.....................        15,680
                                                       -------
                  Total.........................       $26,157
                                                       =======

       The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities) which had an aggregate book value in excess of 10% of the Savings Bank's retained earnings at the dates indicated.

                                          At June 30,
               ----------------------------------------------------------
                       1997                   1996                  1995
               ----------------------------------------------------------
               Carrying   Market   Carrying   Market   Carrying    Market
               Value      Value    Value      Value     Value      Value
               --------   ------   --------   ------    --------   ------
                                       (In thousands)

FHLMC
 Certi-
 ficates...   $ 4,986    $ 4,989  $ 8,614    $ 8,616    $ 8,695   $ 8,858
GNMA
 Certi-
 ficates...    11,770     11,770   10,644     10,644      2,377     2,463
FNMA
 Certi-
 ficates...     6,391      6,391   12,323     12,325      6,068     6,077

Collat-
 eralized
 mortgage
 obliga-
 tions.....     3,089      3,089    3,456      3,456      7,433     7,433
              -------    -------  -------    -------    -------   -------
  Total....   $26,236    $26,239  $35,037    $35,041    $24,573   $24,831
              =======    =======  =======    =======    =======   =======

Deposit Activities and Other Sources of Funds

        General. Deposits and loan repayments are the major source of the Savings Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

        Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing weekly, and adjusts it as necessitated by liquidity needs, the gap position and competition. Management believes deposits have remained relatively stable to decreasing slightly, net of interest credited, despite withdrawals as depositors sought increased yields on alternative investments in the marketplace.


        The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1997.

                                                                                                  Percentage
Interest                                                       Minimum                             of Total
Rate             Term            Category                      Amount                Balance       Deposits
----             ----            --------                      ------                -------       --------
                                                                                  (In thousands)
2.55%            None        Now Accounts                     $   100               $  8,957         7.55%
2.75             None        Savings Accounts                      50                  7,640         6.44
2.67             None        Money Market Deposit Accounts      1,000                  8,301         6.99

                 Certificate of Deposit
                 ----------------------

5.25             90-day      Fixed-term/Fixed-rate                500                    100          .08
4.13             91-day      Fixed-term/Fixed-rate                500                    683          .58
5.19             5 month     Fixed-term/Fixed-rate                500                  7,888         6.64
4.95             6 month     Fixed-term/Fixed-rate                500                 10,988         9.26
4.94             6 month     IRA Fixed-term/Fixed-rate            500                     27          .02
5.23             9 month     Fixed-term/Fixed-rate                500                 26,912        22.67
5.75             9 month     IRA Fixed-term/Fixed-rate            500                  8,557         7.21
5.15             11 month    Fixed-term/Fixed-rate                500                  3,540         2.98
5.27             12 month    Fixed-term/Fixed-rate                500                 15,983        13.46
4.75             12 month    IRA Fixed-term/Fixed-rate            500                    220          .19
5.01             15 month    Fixed-term/Fixed-rate                500                  1,899         1.60
4.51             24 month    Fixed-term/Fixed-rate                500                  4,023         3.39
5.00             24 month    IRA Fixed-term/Fixed-rate            500                    249          .21
4.73             36 month    Fixed-term/Fixed-rate                500                  2,788         2.35
5.25             36 month    IRA Fixed-term/Fixed-rate            500                  5,135         4.33
5.02             48 month    Fixed-term/Fixed-rate                500                    464          .39
5.81             60 month    Fixed-term/Fixed-rate                500                  4,270         3.60
7.80             72 month    Fixed-term/Fixed-rate                500                     14          .01
8.08             96 month    Fixed-term/Fixed-rate                500                     67          .05
                                                                                    --------       ------
                                                                                   $118,705        100.00%
                                                                                    ========       ======



     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1997. Jumbo certificates of deposit require minimum deposits of
$100,000 and rates paid on such accounts are negotiable.

                                      Jumbo
                                   Certificates
Maturity Period                    of Deposits
---------------                    ------------
                                  (In thousands)
Three months or less............   $ 1,914
Over three through six months...     9,345
Over six through twelve months..     8,117
Over 12 months.................        517
                                   -------
     Total......................   $19,893
                                   =======



Time Deposits by Rates

    The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                                 At June 30,
                               --------------------------------------------
                               1997                1996                1995
                               ----                ----                ----
                                               (In thousands)
  2.00 - 2.99%..............  $    --           $    --             $   276
  3.00 - 3.99%..............       --                --               2,584
  4.00 - 4.99%..............   21,004            24,741              33,389
  5.00 - 5.99%..............   72,566            66,530              15,438
  6.00 - 6.99%..............      123             5,139              41,241
  7.00 - 7.99%..............       28             1,236               1,545
  8.00 - 8.99%..............       68                63                 267
  9.00 - 9.99%..............       18                17                  15
                              -------           -------             -------
     Total..................  $93,807           $97,726             $94,755
                              =======           =======             =======



    The following table sets forth the amount and maturities of time deposits at June 30, 1997.


                                                   Amount Due
                           -----------------------------------------------------------------
                                                                                                   Percent
                                                                                                   of Total
                           Less Than   1-2       2-3         3-4         After                    Certificate
                           One Year    Years     Years       Years      4 Years      Total         Accounts
                           --------    -----     -----       -----      -------      -----        -----------
                                                        (In thousands)
  4.00 - 4.99%............ $17,001     $2,972    $1,031      $ --        $ --       $21,004          22.39%
  5.00 - 5.99%............  68,111      2,919       503       460         573        72,566          77.36
  6.00 - 6.99%............      10         --       113        --          --           123            .13
  7.00 - 7.99%............       9          5         5         9          --            28            .03
  8.00 - 8.99%............      --         --        --        --          68            68            .07
  9.00 - 9.99%............      18         --        --        --          --            18            .02
                           -------     ------    ------      ----        ----       -------         ------
     Total................ $85,149     $5,896    $1,652      $469        $641       $93,807         100.00%
                           =======     ======    ======      ====        ====       =======         ======
                                             24



Deposit Flow

      The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                                 At June 30,
                            -----------------------------------------------------------------------------
                                        1997                              1996                     1995
                            ----------------------------   ----------------------------   ---------------
                                     Percent                          Percent                     Percent
                                        of    Increase                  of    Increase              of
                            Amount    Total   (Decrease)   Amount     Total  (Decrease)   Amount   Total
                            ------    -----   ----------   ------     -----  ----------   ------   -----
                                                             (Dollars in thousands)
Noninterest bearing...... $  1,170      .99%  $   399    $    771      .64%  $ (235)   $  1,006     .85%
NOW checking.............    7,787     6.56       521       7,266     6.05     1,031      6,235    5.28
Regular savings accounts.    7,640     6.44       659       6,981     5.81       (26)     7,007    5.93
Money market deposit.....    8,301     6.99       906       7,395     6.16    (1,754)     9,149    7.74
Fixed-rate certificates
 which mature (1):
  Within one year........   85,149    71.73     2,584      82,565    68.72     5,750     76,815   65.01
  Within three years.....    7,548     6.36    (6,834)     14,382    11.97    (1,397)    15,779   13.36
  After three years......    1,110      .93       332         778      .65    (1,383)     2,161    1.83
   Less: Premium on
    deposits
     acquired............       --       --        --          --       --        --         --      --
                          --------   ------   -------    --------   ------   -------   --------  ------
     Total............... $118,705   100.00%  $(1,433)   $120,138   100.00%  $ 1,986   $118,152  100.00%
                          ========   ======   =======    ========   ======   =======   ========  ======
----------
     (1) At June 30, 1997, 1996 and 1995 jumbo certificates (in thousands) amounted to $19,893, $18,298 and
$11,319, respectively, and IRAs (in thousands) equalled $14,188, $13,841 and $13,710 at those dates, respectively.

                                               25

        The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                  Year Ended June 30,
                             ----------------------------
                             1997        1996        1995
                             ----        ----        ----
                                    (In thousands)

Beginning Balance..........$120,138    $118,152    $114,127
                           --------    --------    --------
Net increase (decrease)
 before interest credited..  (4,977)     (2,059)        577

Interest credited..........   3,544       4,045       3,448
                           --------    --------    --------

Net increase (decrease)
  in savings deposits......  (1,433)      1,986       4,025
                           --------    --------    --------

Ending balance.............$118,705    $120,138    $118,152
                           ========    ========    ========

        In the unlikely event the Savings Bank is liquidated, depositors will be entitled to payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

        Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1997, the Savings Bank had $13.5 million borrowed for short-term purposes, due July 31, 1997. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. At June 30, 1997, the Savings Bank also had $266,000 of borrowings from the FHLB-Des Moines at a weighted average interest rate of 5.9% which mature in 2008. Such advances were obtained in connection with a matched borrowing program which enables the Savings Bank to originate 15-year fixed rate loans without any significant increase in interest rate risk. Under the program, advances may not be prepaid within the first year, but may be prepaid at any time after one year without penalty.

        The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. The FHLB-Des Moines determines specific lines of credit for each member institution.

        The following table sets forth certain information regarding borrowings by the Savings Bank at the end of and during the periods indicated:

                                                 Year Ended June 30,
                                                ---------------------
                                                  1997         1996
                                                --------      -------
                                                (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances................................  $14,544     $11,559
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances................................   13,067       7,645
  Other long term borrowings...................       --          --

Approximate weighted average rate paid on:(1)
  FHLB advances................................     5.79%       5.78%

---------------
(1) Computed using the weighted rates of each individual transaction.

Subsidiary Activities

        The Savings Bank may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporation at June 30, 1997 did not exceed the limits applicable to federal savings and loan associations.

        The Savings Bank has one subsidiary, SMS Financial Services, Inc., which is a full-service insurance agency selling various types of insurance to individuals and businesses. It also leases computer equipment to the Savings Bank. The activities of the subsidiary are not significant to the financial condition or results of operations of the Savings Bank.

Competition

        The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Carter, Reynolds, Butler, Stoddard, Ripley and Dunklin counties, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas. The Savings Bank's offices are located in Poplar Bluff, Van Buren, Dexter, Malden, Kennett, Doniphan and Ellington, Missouri.

        The Savings Bank is one of 20 banks and thrifts located in the primary market area. The Savings Bank faces strong competition in the attraction of savings deposits and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence and some of which have greater resources than the Savings Bank. Additionally, the Savings Bank faces significant competition from the FHA and Farm Credit System and other financial entities in lending. The Savings Bank also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.

        Management considers the Savings Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its community orientation as well as its relatively stable core deposit base.

                                          REGULATION

General

        The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Banks

        Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the FHLBB. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

        Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

        The Savings Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Savings Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $1.5 million at June 30, 1997.

        Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

        Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

        The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Savings Bank's assessments expensed for the year ended June 30, 1997 equaled $943,000 (including the FDIC SAIF assessment of $779,000).

        Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

        The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

        Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

        Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

        An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

        At June 30, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

        Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

        Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of the Savings Bank were approximately 80.8% of its portfolio assets.

        Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

        OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Banks -- Prompt Corrective Action."

        As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.
Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

        Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

        The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk- weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

        The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk- based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

        The following table presents the Savings Bank's capital levels as of June 30, 1997.

                                         At June 30, 1997
                                     ------------------------
                                                   Percent of
                                     Amount          Assets
                                     ------        ----------
                                        (Dollars in thousands)

Tangible capital.....................$20,816         13.35%
Minimum required
 tangible capital....................  2,340          1.50
                                     -------         -----
Excess...............................$18,476         11.85%
                                     =======         =====

Core capital.........................$20,816         13.35%
Minimum required core
 capital.............................  4,680          4.00
                                     -------         -----
Excess...............................$16,136          9.35%
                                     =======         =====

Risk-based capital...................$21,253         25.62%
Minimum risk-based
 capital requirement(1)..............   6,722         5.00
                                     --------       ------
Excess...............................$14,531         20.62%
                                     =======         =====

        Limitations On Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

        A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

        The Savings Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

        Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Savings Bank's limit on loans to one borrower was $3.2 million. At June 30, 1997, the Savings Bank's largest aggregate amount of loans to one borrower was $2.3 million.

        Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

        The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

        Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

        Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

        The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Company Regulations

        Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

        Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution,
(v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

        Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                    TAXATION

Federal Taxation

        General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

        Tax Bad Debt Reserves. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

        In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

        Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

        Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

        Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

        Other Federal Tax Matters. Other recent changes in the federal tax system could also affect the business of the Savings Bank. These changes include limitations on the deduction of personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Savings Bank does not believe these changes will have a material effect on its operations.

Missouri Taxation

          Missouri-based thrift institutions, such as the Savings Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carry forwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, Southern Missouri is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

        There have not been any IRS audits of the Savings Bank's Federal income tax returns or audits of the Savings Bank's state income tax returns during the past five years.

        For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

        As of June 30, 1997, the Company had 52 full-time employees and eight part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.  Description of Properties
----------------------------------

        The following table sets forth certain information regarding the Savings Bank's offices as of June 30, 1997.

                                          Building Net
                                           Book Value     Land         Building
                         Year              as of June     Owned/       Owned/
Location                 Opened            30, 1997       Leased       Leased
--------                 ------          --------------   ------       --------
                                       (Dollars in thousands)
Main Office
-----------

531 Vine Street
Poplar Bluff, Missouri    1966               $484         Owned           Owned

Branch Offices
--------------

Highway 60
Van Buren, Missouri       1982                145         Owned           Owned

1330 Highway 67
Poplar Bluff, Missouri    1976                 --         Leased(1)       Owned

                              (table continued on following page)

                                          Building Net
                                           Book Value     Land         Building
                         Year              as of June     Owned/       Owned/
Location                 Opened            30, 1997       Leased       Leased
--------                 ------          --------------   ------       ------

Business 60 West
Dexter, Missouri          1979               $186         Owned          Owned

100 South Madison
Malden, Missouri          1974                 --         Leased(2)      Leased

308 First Street
Kennett, Missouri         1982                 97         Owned          Owned

116 Washington
Doniphan, Missouri        1976                 --         Leased(3)      Leased

Highway 106 & 2nd Street
Ellington, Missouri       1987                 --         Leased(4)      Leased

--------------
(1)     Lease expires on September 3, 1999 and has one 5-year option remaining.
(2)     Lease is month-to-month.
(3)     Lease is month-to-month.
(4)     Lease is month-to-month.

Item 3.  Legal Proceedings
--------------------------

        In the opinion of management, the Savings Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Savings Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Savings Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. Aside from such pending claims and lawsuits which are incident to the conduct of the Savings Bank's ordinary business, the Savings Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
--------------------------------------------------------------

        The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

        Independent Auditors Report*
        (a) Consolidated Statements of Financial Condition as of June 30, 1997 and 1996*
        (b) Consolidated Statements of Income for the Years Ended June
            30, 1997, 1996 and 1995*
        (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1997, 1996 and 1995*
        (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1997, 1996 and 1995*
        (e) Notes to Consolidated Financial Statements*

        * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

        No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                           PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

        The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

        The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

                          Age at
                          June 30,
Name                       1997                        Position
----                      -------           -------------------------------
                                            Company            Savings Bank
                                            -------------------------------
Robert A. Seifert          76               Chairman of        Director
                                            the Board

Donald R. Crandell         63               President          President
                                            and Chief          and Chief
                                            Executive          Executive
                                            Officer            Officer

Leonard W. Ehlers          78               Director           Chairman of
                                                               the Board

Samuel H. Smith            59               Secretary/         Director
                                            Treasurer

        In addition to the above, the Savings Bank's executive officers group includes:

                          Age at
                          June 30,
Name                       1997             Position
----                      -------           --------

James W. Tatum             71               Vice Chairman

Wilma F. Case              58               Senior Vice President and Chief
                                            Operations Officer

Kent Nichols               43               Senior Vice President and Chairman
                                            Loan Department

Wilma J. Pratte            62               Secretary

Robert Stanley Jones       45               Vice President and Chief Financial
                                            Officer

       The principal occupation of each executive officer of the Company is set forth below. All of the officers listed above have held positions with or been employed by the Company for five years unless otherwise stated. All executive officers reside in Poplar Bluff, Missouri. There are no family relationships among or between the executive officers, unless otherwise stated.

        Robert A. Seifert served as President of the Savings Bank from 1960 until 1995. He has been a director of the Savings Bank since 1960. Mr. Seifert was the Butler County Recorder of Deeds in Poplar Bluff until his retirement in 1990. He is active in a variety of organizations, including the American Red Cross, the United Gospel Rescue Mission, the Poplar Bluff Museum Board and also serves as Treasurer of the Butler County Historical Society and as an Advisory Member of the Southeast Missouri Mental Health Commission. Mr. Seifert is the brother of Thadis R. Seifert.

        Donald R. Crandell joined the Savings Bank in 1985 and served as Executive Vice President and Chief Executive Officer from 1986 to 1995. In November 1994 he became President of the Savings Bank and also continues to serve as Chief Executive Officer. From 1973 to 1985, Mr. Crandell served as Executive Vice President of First National Bank of Salem, Missouri. Mr. Crandell is past President and a Board Member of the Poplar Bluff Chamber of Commerce and the Kiwanis Club.

        Leonard W. Ehlers served as the Official Court Reporter of the 36th Judicial Circuit and was the owner of Ehlers Reporting Service for over 39 years until his retirement in 1984. Mr. Ehlers is a Board Member of the Willhaven Residential Complex, Inc. and the United Gospel Rescue Mission.

        Samuel H. Smith is President, Chief Executive Office and a majority stockholder of S H Smith and Company, Inc., an engineering consulting firm in Poplar Bluff, Missouri. He is a member of the Board of Trustees of the Poplar Bluff Public Library; a member of the Board of Directors of the Poplar Bluff Museum; a Board member of the Poplar Bluff Downtown Development Committee; a Haitism Volunteer of the Engineering Ministries, Ltd; and a Board Member of the Poplar Bluff Historical Commission.

        James W. Tatum was a member and a Partner of Kraft, Miles & Tatum, CPA's, an accounting firm, for over 40 years until his retirement in 1989. He is a past member of the Kiwanis Club and the Poplar Bluff Chamber of Commerce, the American Institute of CPA's and the Missouri Society of CPA's.

        Wilma F. Case has been affiliated with the Savings Bank for 28 years and has served as Senior Vice President since 1992 and was appointed Chief Operations Officer in 1995. Ms. Case is active in a variety of organizations and currently serves as President of the American Cancer Society, as Director of the Kiwanis Club and is a member of the Business and Professional Women's Association and the Poplar Bluff Chamber of Commerce.

        Kent Nichols has been affiliated with the Savings Bank for 14 years, has served as Senior Vice President since 1994 and was appointed Chairman of the Loan Department in 1995. Mr. Nichols is active in the Kiwanis Club.

        Wilma J. Pratte has been affiliated with the Savings Bank for 34 years and has served as Secretary since 1994. Mrs. Pratte served as Assistant Treasurer of the Savings Bank for 24 years.

        Robert Stanley Jones was hired in 1995 as the investment officer of the Savings Bank. In 1996 he was appointed as the Chief Financial Officer of the Savings Bank. He is a member of the Lion's Club.

Item 10.  Executive Compensation
--------------------------------

        The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners

              Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

         (b)  Security Ownership of Management

              Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" of the Proxy Statement.

         (c)  Changes in Control

              The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions."

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)     Exhibits

                 (3)(a) Certificate of Incorporation of the Registrant*

                 (3)(b) Bylaws of the Registrant*

                 10(a)  Registrant's 1994 Stock Option Plan**

                 10(b) Southern Missouri Savings Bank, FSB Management Recognition and Development Plans**

                 10(c)  Employment Agreement with Donald R. Crandell***

                 10(d)  Director's Retirement Agreements***
                        (i)     Robert A. Seifert
                        (ii)    Thadis R. Seifert
                        (iv)    Leonard W. Ehlers
                        (v)     James W. Tatum
                        (vi)    Samuel H. Smith

                 10(e)  Tax Sharing Agreement***

                 (11)   Statement Regarding Computation of Per Share Earnings

                 (13)   1997 Annual Report to Stockholders

                 (21)   Subsidiaries of the Registrant

                 (23)   Consent of Auditors

                 (27)   Financial Data Schedule

         (b)     Report on Form 8-K

                 No Forms 8-K were filed during the quarter ended June 30, 1997.

---------------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
** Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
*** Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.

                                    SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOUTHERN MISSOURI BANCORP,INC.



Date:  September 24, 1997                      By: /s/ Donald R. Crandell
                                                   -----------------------
                                                   Donald R. Crandell
                                                   President and Chief
                                                     Executive Officer
                                                   (Duly Authorized
                                                    Representative)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Donald R. Crandell                            September 24, 1997
    -------------------------------------------
    Donald R. Crandell
    President and Chief Executive Officer
    (Principal Executive and Financial Officer)



By: /s/ Robert A. Seifert                             September 24, 1997
    -------------------------------------------
    Robert A. Seifert
    President and Director
    (Principal Accounting Officer)



By: /s/ Leonard W. Ehlers                             September 24, 1997
    -------------------------------------------
    Leonard W. Ehlers
    Director



By: /s/ Thadis R. Seifert                             September 24, 1997
    -------------------------------------------
    Thadis R. Seifert
    Director



By: /s/ Samuel H. Smith                               September 24, 1997
    -------------------------------------------
    Samuel H. Smith
    Director



By: /s/ James W. Tatum                                September 24, 1997
    --------------------------------------------
    James W. Tatum
    Director

                                    Exhibit 11

             Statement Regarding Computation of Per Share Earnings

Exhibit 11

                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                          Year Ended June 30,
                                     1997          1996        1995
                                   --------      --------     -------


Primary:
  Average shares outstanding...... 1,560,534     1,597,163  1,680,773
  Net effect of dilutive stock
   options -- based on the
   treasury stock method using
   average market price...........    38,326        41,059     38,757
                                   ---------     ---------  ---------
        Totals.................... 1,598,860     1,638,222  1,719,530
                                   =========     =========  =========
Net income........................$1,054,687     1,466,522  1,247,457
                                   =========     =========  =========
Per share amount..................$      .66     $     .90        .73
                                   =========     =========  =========


Fully diluted:
Average shares outstanding........ 1,560,534     1,597,163  1,680,773
Net effect of dilutive stock
 options -- based on the
 treasury stock method using
 quarter end market price or
 average market price which-
 ever is greater..................    48,444        41,886     40,592
                                   ---------     ---------  ---------
       Totals..................... 1,608,978     1,639,049  1,721,365
                                   =========     =========  =========
Net income........................$1,054,687     1,466,522  1,247,457
                                   =========     =========  =========
Per share amount..................$      .66           .89        .72
                                   =========     =========  =========

                                    Exhibit 13

                         1997 Annual Report to Stockholders

               [Logo]    SOUTHERN MISSOURI BANCORP, INC.

                        1997 ANNUAL REPORT TO STOCKHOLDERS

                                          TABLE OF CONTENTS

                                                            Page

Letter to Stockholders                                        1

Business of the Company and the Savings Bank                  2

Common Stock                                                  2

Selected Consolidated Financial Condition,
  Operating and Other Data                                    3-4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         5-14

Independent Auditors' Report                                  15

Consolidated Financial Statements:

      Consolidated Statements of Financial Condition
       as of June 30, 1997 and 1996                           16

      Consolidated Statements of Income for the
       years ended June 30, 1997, 1996 and 1995               17

      Consolidated Statements of Stockholders' Equity
       for the years ended June 30, 1997, 1996 and 1995       18

      Consolidated Statements of Cash Flows for the
       years ended June 30, 1997, 1996 and 1995               19-20

Notes to Consolidated Financial Statements                    21-46

Directors and Officers                                        47

Corporate Information                                         48

                  [Letterhead of Southern Missouri Bancorp, Inc.]




September 1, 1997

A MESSAGE TO OUR STOCKHOLDERS:

On behalf of the Board of Directors, Officers and Employees of Southern Missouri Bancorp, Inc. and its wholly owned subsidiary Southern Missouri Savings Bank, we are pleased to submit our Annual Report.

During the fiscal year ending June 30, 1997, the Company's stock traded as high as $18.00 per share and as low as $13.50 per share. Our return on average assets was 0.65%, with a return on average equity of 4.09%. Net income for the year ended June 30, 1997 was $1.05 million with earnings per share of $0.66. These numbers reflect an added expense for the fiscal year of $490,000 net of income tax, which was a one-time industry-wide special assessment by the Federal Deposit Insurance Corporation to recapitalize the Savings Association Insurance Fund. Without this special assessment, earnings for the fiscal year would have been approximately $1.55 million or $0.97 per share. The return on average assets would have been .96%, with an estimated return on equity of 5.99%.

The total assets as of June 30, 1997 were $160.4 million as compared to $159.8 million as of June 30, 1996. Loan volume continues to be strong with a 12.8% increase of outstanding loans in 1997.

The Company has continuously paid a quarterly dividend since becoming a public company in 1994. The dividend has remained steady at $0.125 per share each quarter.

The Board of Directors and Management remain firm in our pledge to continue to be a community oriented financial institution providing affordable financial services and products to the citizens of this area. All of us at Southern Missouri Bancorp, Inc. appreciate your taking stock in our future and look forward to a long lasting and profitable relationship.

Very truly yours,

/s/Donald R. Crandell
Donald R. Crandell
President and Chief Executive Officer

BUSINESS OF THE COMPANY AND THE SAVINGS BANK

The Savings Bank operates as a Federally-chartered stock savings bank, originally chartered by the State of Missouri in 1887. The Savings Bank converted from a state-chartered stock savings and loan association to a Federally-chartered stock savings bank effective June 20, 1995. The Savings Bank's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

The Savings Bank's primary business is the origination of mortgage loans secured by one-to four-family residences. The Savings Bank conducts its business through its home office located in Poplar Bluff and seven full service branch facilities in Poplar Bluff, Van Buren, Dexter, Malden, Kennett, Doniphan, and Ellington, Missouri. Lending activities are funded through the attraction of deposit accounts, consisting of certificate accounts with terms of 60 months or less, passbook accounts and money-market deposit accounts and advances from the Federal Home Loan Bank of Des Moines. To a lesser extent, the Savings Bank also originates mortgage loans on commercial real estate, construction loans on single-family residences and commercial properties, consumer loans, and loans secured by deposit accounts.

COMMON STOCK

The common stock of the Company is traded in the over-the-counter market and quoted on the Nasdaq Stock Market under the symbol "SMBC".

The following table sets forth per share market price and dividend information for the Company's common stock. As of September 1, 1997, there were approximately 438 stockholders of record. This does not reflect the number of persons or entities who hold stock in nominee or "street name."

   Fiscal 1997           High         Low         Dividend Paid
   -----------           ----         ---         -------------
   First Quarter       $ 14.75      $ 13.50          $ .125
   Second Quarter        15.00        14.00            .125
   Third Quarter         17.25        14.25            .125
   Fourth Quarter        18.00        15.50            .125

   Fiscal 1996           High         Low         Dividend Paid
   -----------           ----         ---         -------------
   First Quarter       $ 17.25      $ 14.75          $ .125
   Second Quarter        17.50        15.00            .125
   Third Quarter         15.50        13.50            .125
   Fourth Quarter        14.75        13.50            .125

Any future dividend declarations and payments are subject to the discretion of the Board of Directors of the Company. The ability of the Company to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Company. For a discussion of the restrictions on the Savings Bank's ability to pay dividends, see Note 15 of Notes to Consolidated Financial Statements included elsewhere in this report.

                          SELECTED CONSOLIDATED FINANCIAL CONDITION,
                                   OPERATING AND OTHER DATA

                                              At June 30,
                          ----------------------------------------------------
                                             (In thousands)

FINANCIAL CONDITION DATA: 1997        1996        1995        1994        1993
                          ----        ----        ----        ----        ----

Total assets           $160,393    $159,848    $148,323    $141,824    $134,818
Loans receivable, net   107,783      95,535      82,887      74,932      71,742
Mortgage-backed and
 related securities      26,236      35,037      24,574      24,144      25,926
Cash, interest-bearing
 deposits and
 investment securities   21,638      24,459      35,421      37,540      33,463
Deposits                118,705     120,138     118,152     114,127     124,117
Borrowings               13,535      11,550       1,314         412         185
Stockholders' equity     26,400      26,227      27,047      25,793       9,207

                                          Year Ending June 30,
                          ----------------------------------------------------
                                             (In thousands)

OPERATING DATA:           1997        1996        1995        1994        1993
--------------            ----        ----        ----        ----        ----

Interest income        $ 11,408    $ 11,010    $  9,640    $  9,219    $ 10,322
Interest expense          6,318       6,308       5,187       4,725       5,458
                         ------     -------     -------     -------     -------

Net interest income       5,090       4,702       4,453       4,494       4,864
Provision for loan
 losses                     241          60          95         230          26
                         ------     -------     -------     -------     -------

Net interest income
 after provision for
 loan losses              4,849       4,642       4,358       4,264       4,838

Noninterest income          618         639         455         571         554
Noninterest expense       3,972       3,161       3,112       2,731       2,328
                         ------     -------     -------     -------     -------

Income before income
 taxes and cumulative
 effect of change in
 accounting principle     1,495       2,120       1,701       2,104       3,064
Income tax expense          440         653         454         626         930
                         ------     -------     -------     -------     -------

Income before
 cumulative effect of
 change in accounting
 principle                1,055       1,467       1,247       1,478       2,134


Cumulative effect of
 change in accounting
 principle, income taxes      -           -           -          279          -
                        -------     -------     -------     -------     ------

Net income            $   1,055    $  1,467    $  1,247    $  1,757    $  2,134
                        =======     =======     =======     =======     =======

                                              At June 30,
                          ---------------------------------------------------
OTHER DATA:               1997       1996        1995        1994        1993
----------                ----       ----        ----        ----        ----

Number of:

  Real estate loans      3,040       3,053       3,082       3,278       3,381
  Deposit accounts      12,542      12,626      12,837      12,917      14,141
  Full service offices       8           8           8           8           8


KEY OPERATING RATIOS:                At or For the Year Ended June 30,
--------------------     ----------------------------------------------------
                          1997        1996        1995        1994       1993
                          ----        ----        ----        ----       ----
Return on assets (net
 income divided by
 average assets)          0.65%       0.93%       0.86%       1.30%       1.59%

Return on average equity
 (net income divided by
 average equity)          4.09        5.48        4.68       13.34       26.48

Average equity to
 average assets          16.01       17.05       18.30        9.73        6.00

Interest rate spread
 (spread between
 weighted average
 rate on all
 interest-earning
 assets and all
 interest-bearing
 liabilities)              2.51        2.29        2.39        3.13        3.61

Net interest margin
 (net interest
 income as a
 percentage of
 average interest-
 earning assets)           3.25        3.09        3.16        3.44        3.77

Noninterest expense
 to average assets         2.46        2.01        2.14        2.02        1.73

Average interest-
 earning assets to
 interest-bearing
 liabilities             118.32      119.42      121.09      108.59      103.91

Allowance for loan
 losses to total
 loans at end of
 period                     .64         .63         .67         .62         .36

Allowance for loan
 losses to
 nonperforming loans      51.19      114.94       77.66       68.53       19.64

Net charge offs to
 average out-
 standing loans
 during the period          .16         .01         .00         .02         .05

Ratio of nonperforming
 assets to total assets     .89         .38         .99        1.04        1.82

Dividend payout ratio       .65         .52         .47         N/A         N/A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The business of the Savings Bank consists primarily of attracting deposits from the general public and using such deposits to originate mortgage loans secured by one-to four-family residences and, to a lesser extent, commercial real estate loans and loans secured by deposit accounts. The Savings Bank's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments. The operations of the Savings Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation. The Savings Bank's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

The Savings Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Savings Bank, as other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

ASSET/LIABILITY MANAGEMENT

Key components of a successful asset/liability management strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios.

The Savings Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Savings Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for its portfolio of one-year, adjustable-rate mortgage loans (AMLs) secured by one-to four-family residential real estate and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, advances from the Federal Home Loan Bank (FHLB) of Des Moines and net earnings. The Savings Bank has an agreement with the FHLB of Des Moines to provide cash advances, should the Savings Bank need additional funds.
                                              5

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The present minimum level of liquidity required by regulation is 5%. The Savings Bank's liquidity ratio at June 30, 1997, was approximately 9.9%.

The Savings Bank has $85.1 million in certificates due within one year and $24.9 million in other deposits without specific maturity at June 30, 1997. Management estimates that most of the deposits will be retained or replaced by new deposits.

Total assets increased slightly from $159.8 million at June 30, 1996 to $160.4 million at June 30, 1997. Cash flows from sales, maturities and prepayments of securities available for sale, and advances from the FHLB of Des Moines were used to originate loans, purchase securities available for sale and fund deposits. The Savings Bank intends to borrow from the FHLB when the cost of such funds is less than the cost of retail deposits. Accrued interest receivable decreased due to the reduction of securities available for sale, partially offset by an increase in interest receivable on loans. Premises and equipment increased principally due to the remodeling of the main banking facility, an automatic teller machine added to the Van Buren, Missouri branch, and upgrading the electronic data processing equipment. Prepaid expenses and other assets decreased principally due to a reduction of deferred income tax benefits from unrealized losses on securities available for sale. Accrued interest payable decreased due to a decrease in certificates of deposits and lower interest rates. Additional paid-in capital and common stock acquired by the Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP) changed as a result of the recognition of shares committed to be released for the ESOP and MRP. Unrealized loss on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a loss of $420,000 at June 30, 1996 to a net unrealized gain of $3,000 at June 30, 1997. The balance is expected to fluctuate in the future based on changes in interest rates as well as the amount and maturities of securities and mortgage-backed securities (MBSs) available for sale.

Commitments to originate mortgage loans are legally binding agreements to lend to the Savings Bank's customers. Commitments at June 30, 1997 to originate mortgage loans and fund loans in process and letters of credit were approximately $4.0 million. Loan commitments normally expire in 180 days or less.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR ENDED JUNE 30, 1997 AND
1996

Net Income. Net income for the year ended June 30, 1997 was $1.1 million or $.66 per share compared with $1.5 million or $.90 per share for 1996. The decrease was due to higher noninterest expense, in particular the SAIF special assessment, slightly lower noninterest income, offset by higher net interest income and lower income taxes.

Net Interest Income. Net interest income increased by $388,000 from $4.7 million in 1996 to $5.1 million in 1997. The increase was due to a higher interest rate spread (difference between weighted-average rate on all interest-bearing assets and all interest-bearing liabilities) and interest-earning assets increased by $4.5 million. The interest rate spread increased from 2.29% in 1996 to 2.51% in 1997.

Interest Income. Interest income was $11.4 million in 1997 compared with $11.0 million for 1996. The weighted-average yield on interest-earning assets increased slightly from 7.24% in 1996 to 7.28% for 1997. The increase in the weighted-average rate was accompanied by an increase in average interest-earning assets from $152.2 million in 1996 to $156.6 million in 1997.

Interest on loans receivable increased from $7.0 million in 1996 to $8.1 million in 1997 as a result of higher average loans for 1997. The weighted-average rates on loans decreased slightly in 1997 as compared to 1996. Interest on MBSs increased due to a higher average balance and a slightly higher weighted-average rate. Interest on investment securities decreased due to a lower average balance accompanied by a decrease in the average rate. Interest on other interest-earning assets decreased as a result of a lower average balance and lower rates earned on overnight funds. Components of interest income vary from time to time based on the availability and interest rates of loans, investments and MBSs and other interest bearing assets.

Interest Expense. Interest expense increased slightly due to higher average balances offset by lower weighted average rates. While average deposits decreased slightly for 1997 as compared to 1996, average balances for FHLB advances increased $5.4 million in 1997 over the 1996 averages. The weighted-average rate on interest-bearing liabilities decreased from 4.95% for 1996 to 4.77% for 1997.

Provision for Loan Losses. Provision for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for loan losses based on prior loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Management also considers other factors relating to the collectibility of the Savings Bank's loan portfolio.

For the year ended June 30, 1997, the Savings Bank established a provision for loan losses of $241,000 compared with $60,000 for the year ended June 30, 1996. The book value of non-accrual loans at June 30, 1997 was $1.4 million compared to $546,000 at June 30, 1996.

Nonaccrual loans have increased principally due to an increase in nonperforming mobile home loans of approximately $155,000 and a nonperforming commercial real estate loan of $277,000. The Savings Bank has a dealer reserve account which was $63,000 at June 30, 1997 for these mobile home loans. Management believes the commercial real estate loan is well secured, and no loss is anticipated. Also in response to a recent OTS examination, collection duties were reassigned to other officers. However, decentralized collection efforts of the Savings Bank were not as effective as the former method. Management has subsequently assigned collection to one officer in an effort to reduce the level of nonperforming loans.

The above provisions were made based on management's analysis of the various factors which affect the loan portfolio and management's desire to hold the allowance at a level considered adequate. Management performed a detailed analysis of the Savings Bank's loan portfolio, including types of loans and reviews of the Savings Bank's charge-off history and an analysis of the Savings Bank's allowance for loan losses. Management also considered that the Savings Bank has continued to originate a significant amount of multi-family, construction, commercial real estate, and commercial business loans (such as loans secured by business equipment, farm equipment, and inventory). Such loans bear an inherently higher level of credit risk than one-to four-family residential real estate loans. Subject to market conditions, management of the Savings Bank expects that these trends in its lending activities will continue. While management believes the allowance for losses at June 30, 1997 is adequate to cover all losses inherent in the Savings Bank's portfolio, there can be no assurance that in the future the Savings Bank's regulators will not require further increases in the allowance or actual losses will not exceed the allowance.

Noninterest Income. Noninterest income decreased from $639,000 in 1996 to $618,000 in 1997. The Savings Bank realized net gains on sales of securities and MBSs of $48,000 in 1997, compared to $131,000 in 1996. Gains on sales of securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Commissions on insurance increased from $309,000 for 1996 to $334,000 for 1997. Banking service charges increased from $140,000 for 1996 to $172,000 for 1997.

Noninterest Expense. Noninterest expense increased from $3.2 million for 1996 to $4.0 million for 1997. Compensation and benefits increased from $2.1 million for 1996 to $2.2 million for 1997. Compensation and benefits increased due to salary increases and the hiring of additional employees during the year. This was partially offset with the termination of the defined benefit pension plan late in 1996 and lower bonuses in 1997.

The SAIF special assessment recognized during 1997 is a result of legislation enacted September 30, 1996 to recapitalize the Savings Association Insurance Fund. The Savings Bank was assessed .657% of deposits at March 31, 1995. The assessment of $779,000 was paid on November 28, 1996. SAIF deposit insurance premium decreased from $275,000 for 1996 to $164,000 for 1997 as a result of a substantially lower assessment rate effective January 1, 1997.

Provision for losses on foreclosed real estate was a net credit of $84,000 for 1996 compared to a net credit of $177,000 for 1997 as a result of recognition of gain on sales of foreclosed real estate. Professional fees, which includes supervisory examination fees, increased from $150,000 for 1996 to $161,000 for 1997. Advertising expenses increased from $85,000 for 1996 to $111,000 for 1997 as a result of an increased advertising budget. Other expenses increased by $96,000 for 1997 over 1996 principally due to an increase in insurance, automatic teller machine fees and other miscellaneous expenses.

Income Taxes. Income taxes decreased due to lower earnings before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR ENDED JUNE 30, 1996 AND
1995

Net Income. Net income for the year ended June 30, 1996 was $1.5 million or $.90 per share compared with $1.2 million or $.73 per share for 1995. The increase was due to a higher net interest income, higher noninterest income, offset by slightly higher noninterest expense and higher income taxes.

Net Interest Income. Net interest income increased by $248,000 from $4.5 million for 1995 to $4.7 million in 1996. The Savings Bank increased its interest-bearing assets and interest-bearing liabilities by approximately $11.0 million in 1996. Although the interest rate spread decreased from 2.39% for 1995 to 2.29% for 1996, the Savings Bank earned an interest rate spread on the $11.0 million.

Interest Income. Interest income for 1996 was $11.0 million compared with $9.6 million for 1995. The weighted-average yield on interest-earning assets increased from 6.85% for 1995 to 7.24% for 1996. The increase in the weighted-average rate was accompanied by an increase in average interest-earning assets from $140.8 million for 1995 to $152.2 million for 1996.

Interest on loans receivable increased from $5.8 million in 1995 to $7.0 million in 1996 as a result of higher average loans outstanding for 1996 and a higher average interest rate. Interest on mortgage-backed securities increased due to a higher average balance, offset by a lower weighted-average rate. Interest on investment securities decreased due to a lower average balance, offset by an increase in the average rate. Interest on other interest-earning assets increased as a result of higher interest rates on overnight funds, and a slightly higher average balance.

Interest Expense. Interest expense increased due to higher average balances and interest rates. Average balances for deposits and FHLB advances increased by $4.1 million and $7.0 million, respectively, in 1996 over the 1995 averages. The weighted-average rate on interest-bearing liabilities increased from 4.46% for 1995 to 4.95% for 1996.

Provision for Loan Losses. Provision for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for loan losses based on prior loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Management also considers other factors relating to the collectibility of the Savings Bank's loan portfolio.

For the year ended June 30, 1996, the Savings Bank established a provision for loan losses of $60,000 compared with $95,000 for the year ended June 30, 1995. The book value of non-accrual loans at June 30, 1996 was $546,000 compared to $737,000 at June 30, 1995.

Noninterest Income. Noninterest income increased from $455,000 for 1995 to $639,000 for 1996. The Savings Bank realized net gains on sales of securities and MBSs of $131,000 in 1996, compared to $11,000 in 1995. Gains on sales of securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Commissions on insurance increased from $291,000 for 1995 to $309,000 for 1996. Banking service charges increased from $121,000 for 1995 to $140,000 for 1996.

Net loss from foreclosed real estate was $30,000 for 1995 and $18,000 for 1996. Substantially all foreclosed real estate has been sold by the Savings Bank.

Noninterest Expense. Noninterest expense increased from $3.1 million for 1995 to $3.2 million for 1996. Compensation and benefits increased from $1.9 million for 1995 to $2.1 million for 1996. Compensation and benefits increased due to salary increases and the hiring of additional employees during the year. Stock benefit plans established in connection with the conversion were in effect for the full year ended June 30, 1995 and 1996. In addition, under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock, which increased expense $66,000 in 1996 over 1995. ESOP expense will fluctuate in the future based on changes in the market price of the Company's stock.

Occupancy and equipment expense decreased from $314,000 for 1995 to $302,000 for 1996 as result of lower repairs. Provision for losses on foreclosed real estate was a net credit of $59,000 for 1995 compared to a net credit of $84,000 for 1996 as a result of recognition of gain on sales of foreclosed real estate. Professional fees, which includes supervisory examination fees, decreased from $182,000 for 1995 to $150,000 for 1996. Other expenses decreased due principally to a decrease in dues and subscriptions, annual report printing, and other miscellaneous expenses.

Income Taxes. Income taxes increased due to higher earnings before income taxes as well as a higher effective tax rate. The effective tax rate increased in 1996 as a result of higher state taxes, and relatively smaller effect of tax exempt income of state and municipal obligations. State taxes in years prior to 1996 were lower due to the availability of state tax credits and other non-recurring items. See Note 10 of Notes to Consolidated Financial Statements.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Savings Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Savings Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements for a discussion of the impact of recent accounting pronouncements.

SUPERVISORY AGREEMENT

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the OTS, its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and, more specifically, focuses on the reporting, monitoring, and assessment of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations. In an effort to comply with the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management.

In connection with the Savings Bank's most recent regulatory examination conducted during the fourth quarter of 1996, OTS examiners noted the Savings Bank's noncompliance with the Supervisory Agreement. Accordingly, additional actions, primarily relating to the Savings Bank's internal operations and lending activities, have been imposed by the OTS on the Savings Bank's management to achieve compliance and improve the operations of the Savings Bank. As a result of the most recent OTS examination and existing Supervisory Agreement, certain growth restrictions have been placed on the Savings Bank. In particular, the Savings Bank may not increase its total assets during any quarter in excess of the amount credited on deposit liabilities during the quarter. Additionally, as a result of the Savings Bank's current regulatory status, the Savings Bank will no longer be eligible for the lowest assessment rate for deposit insurance. Instead, the assessment rate is expected to increase from .065% to .095% of deposits beginning July 1, 1997. This will result in approximately $9,000 in additional costs per quarter for deposit insurance.

During the third quarter of fiscal 1997, the Savings Bank exceeded the growth restriction imposed by the Supervisory Agreement and, as a result, may be subject to sanction for violation of the Supervisory Agreement. The Savings Bank sought an exemption from compliance with the terms of the Supervisory Agreement for its growth during the third quarter and the request was denied. If the OTS determines that a material violation has occurred the OTS may impose the sanctions discussed below. The Savings Bank achieved compliance with the growth limitations during the fourth quarter and has requested a waiver of these growth limitations for future periods.

A savings association engaging in unsafe and unsound practices is subject to a variety of regulatory enforcement actions. Management believes that the growth restrictions have not to date had an adverse effect on the Savings Bank's operations. In the future, the continued existence of growth restrictions could have a material adverse effect on the operations of the Savings Bank, and, consequently, on the operations of the Company. Failure to achieve compliance with the Supervisory Agreement could lead to further regulatory enforcement actions, including the assessment of civil money penalties against the Savings Bank and/or its officers and directors. To the Savings Bank's knowledge, no such actions have been initiated. The Supervisory Agreement will remain in effect until it is terminated by the OTS.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average month-end balance of assets or liabilities, respectively, for the periods indicated. During the periods indicated, nonaccrual loans are included in the net loan category.

The table also presents information for the periods indicated with respect to the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities, or "interest rate spread," which financial institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net yield on interest-earning assets," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                              Year Ended June 30,
               --------------------------------------------------------------------------------------------
                            1997                         1996                                1995
               --------------------------   -------------------------------  ------------------------------
                         Interest                       Interest                           Interest
               Average      and     Yield/    Average      and       Yield/    Average       and      Yield/
               Balance   Dividends   Cost     Balance   Dividends     Cost     Balance     Dividends   Cost
               -------   ---------  -----   ---------   ---------    ------    -------     ---------  -----
                                             (Dollars in thousands)
Interest-
 earning
 assets:

  Mortgage
   loans      $ 90,387     $ 6,988    7.73%    $ 80,275     $  6,244   7.78%    $ 74,564    $  5,412   7.26%
  Other
   loans        12,534       1,076    8.58        8,806          775   8.80        4,824         393   8.15
               -------      ------              -------      -------             -------     -------
    Total
     net
     loans     102,921       8,064    7.84       89,081        7,019   7.88       79,388       5,805   7.31

  Mortgage-
   backed
   and
   related
   securities  31,296       2,050    6.55       30,690        1,976   6.44       25,157       1,688   6.71
  Investment
   securities  18,473       1,159    6.27       27,935        1,821   6.52       31,964       1,995   6.24
  Other
   interest-
   earning
   assets       3,934         135    3.43        4,461          194   4.35        4,291         153   3.57
              -------      ------              -------      -------             -------     -------
  Total
   interest-
   earning
   assets     156,624      11,408    7.28      152,167       11,010   7.24      140,800       9,641   6.85

Non-interest-
 earning
 assets:
  Office
   properties
   and equip-
   ment, net    1,603           -               1,307            -                1,340           -
  Real estate,
   net            118           -                 676            -                  736           -
  Other
   noninterest-
    earning
    assets      2,874           -               2,964            -                2,566           -
              -------      ------             -------      -------              -------      ------
  Total
   assets    $161,219     $11,408            $157,114     $ 11,010             $145,442    $  9,641
              =======      ======             =======      =======              =======     =======


 Interest-
 bearing
 liabilities:

  Passbook
   accounts  $  7,221     $   200    2.77     $  6,783     $    180   2.65     $  7,670    $    212   2.77
  NOW
   accounts     7,316         178    2.43        6,478          159   2.45        6,257         154   2.46
  Money
   market
   accounts     8,572         237    2.76        8,786          264   3.00       10,737         327   3.05
  Certifi-
   cates of
   deposit     96,197       4,947    5.14       97,728        5,263   5.39       90,986       4,457   4.90
              -------      ------              -------      -------             -------     -------
  Total
   deposits   119,306       5,562    4.66      119,775        5,866   4.90      115,650       5,150   4.45

  Other
   interest-
   bearing
   liabilities 13,067         756    5.79        7,645          442   5.78          627          37   5.90
              -------      ------              -------     --------             -------     -------
  Total
   interest-
   bearing
   liabili-
   ties       132,373       6,318    4.77      127,420        6,308   4.95      116,277       5,187   4.46

Noninterest-
 bearing
 liabilities:

  Noninterest-
   bearing
   deposits       806          -                   735           -                  609           -
  Other
   liabilities  2,229          -                 2,169           -                1,935           -
              -------     ------               -------     -------              -------      ------
  Total
   liabili-
   ties        35,408                          130,324           -              118,821       5,187

Stockholders'
 equity        25,811          -                26,790           -               26,621           -
              -------     ------               -------     -------              -------      ------
  Total
   liabili-
   ties and
   stock-
   holders'
   equity    $161,219    $ 6,318              $157,114    $  6,308             $145,442    $  5,187
              =======     ======               =======     =======              =======     =======

Net interest
 income             -    $ 5,090        -            -    $  4,702      -             -    $  4,454     -
Interest rate
 spread             -          -      2.51%          -           -    2.29%           -           -  2.39%
Net interest
 margin             -          -      3.25%          -           -    3.09%           -           -  3.16%
Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities   118.32%         -         -      119.42%          -       -      121.09%           -     -



YIELDS EARNED AND RATES PAID:
----------------------------

The following table sets forth for the periods and at the dates indicated, the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                               At
                                             June 30,   Year Ended June 30,
                                             ------    -----------------------
                                              1997     1997     1996      1995
                                              ----     ----     ----      ----

Weighted-average yield on loan portfolio      7.72%    7.84%    7.88%     7.31%

Weighted-average yield on mortgage-backed
 and related securities                       6.53     6.55     6.44      6.71

Weighted-average yield on investment
 portfolio                                    6.16     6.27     6.52      6.24

Weighted-average yield on other
 interest-earning assets                      3.55     3.43     4.35      3.57

Weighted-average yield on all
 interest-earning assets                      7.29     7.28     7.24      6.85

Weighted-average rate paid on deposits        4.62     4.66     4.90      4.45

Weighted-average rate paid on FHLB
 advances and other borrowings                5.71     5.79     5.78      5.90

Weighted-average rate paid on all
 interest-bearing liabilities                 4.73     4.77     4.95      4.46

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities)                2.56     2.51     2.29      2.39

Net interest margin (net interest income
 as a percentage of average interest-
 earning assets)                                 -     3.25     3.09      3.16

                               [Letterhead of Kraft, Miles & Tatum]

                                 INDEPENDENT AUDITORS' REPORT

Board of Directors
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated statements of financial condition of Southern Missouri Bancorp, Inc. and Subsidiary (Company) as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

/s/Kraft, Miles & Tatum
Kraft, Miles & Tatum

Poplar Bluff, Missouri
August 12, 1997

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             JUNE 30, 1997 AND 1996

            ASSETS                                1997              1996
            ------                                ----              ----

Cash and cash equivalents                  $   3,425,175         4,477,872
Certificates of deposit                           91,199           186,512
Investment and mortgage-backed and
 related securities: (Note 2)
  Available for sale - at estimated
   market value (amortized cost
   $39,571,322 and $50,615,727 at
   June 30, 1997 and 1996,
   respectively)                             39,577,474         49,980,348
  Held to maturity - at amortized cost
   (estimated market value $4,904,989
   and $4,888,427 at June 30, 1997 and
   1996, respectively)                        4,780,845          4,851,454
Stock in Federal Home Loan Bank of
 Des Moines                                   1,519,700          1,519,700
Loans receivable, net (Note 3)              107,782,977         95,534,657
Accrued interest receivable (Note 4)          1,079,967          1,141,099
Foreclosed real estate, net (Note 5)             54,838             60,133
Premises and equipment (Note 6)               1,682,075          1,411,247
Prepaid expenses and other assets               398,784            684,701
                                            -----------        -----------

            Total assets                  $ 160,393,034        159,847,723
                                            ===========        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Deposits (Note 7)                         $ 118,704,601        120,138,066
Advances from borrowers for taxes
 and insurance                                  321,609            353,895
Advances from FHLB of Des Moines
 (Note 8)                                    13,535,321         11,550,478
Accounts payable and other liabilities          582,825            596,181
Accrued interest payable                        848,435            981,809
                                            -----------        -----------
            Total liabilities               133,992,791        133,620,429
                                            -----------        -----------

Commitments and contingencies (Note 12)

Preferred stock, $.01 par value;
 500,000 shares authorized; none
 issued and outstanding                               -                 -
Common stock, $.01 par value; 3,000,000
 shares authorized; 1,803,201 shares
 issued                                          18,032            18,032
Additional paid-in capital                   17,579,778        17,449,978
Retained earnings-substantially
 restricted                                  12,476,753        12,192,583
Treasury stock of 169,898 shares in
 1997 and 102,188 shares in 1996, at
 cost                                        (2,680,183)       (1,691,030)
Common stock acquired by ESOP                  (714,160)         (918,207)
Common stock acquired by MRP                   (279,368)         (397,972)
Unrealized gain (loss) on investment
 and mortgage-backed securities
 available for sale                               2,966          (419,785)
Minimum pension liability (Note 9)               (3,575)           (6,305)
                                            -----------       -----------
            Total stockholders' equity       26,400,243        26,227,294
                                            -----------       -----------

            Total liabilities and
             stockholders' equity         $ 160,393,034       159,847,723
                                            ===========       ===========

See accompanying notes to consolidated financial statements.

                      SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                        YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                1997              1996              1995
                                ----              ----              ----
Interest income:
    Loans receivable        $ 8,064,447           7,018,869         5,805,021
    Investment securities     1,159,386           1,820,703         1,994,815
    Mortgage-backed and
     related securities       2,049,764           1,976,216         1,687,766
    Other interest-earning
     assets                     134,871             194,646           153,336
                             ----------          ----------        ----------
            Total interest
             income          11,408,468          11,010,434         9,640,938
                             ----------          ----------        ----------

Interest expense:
    Deposits (Note 7)         5,562,266           5,866,482         5,149,849
    Other borrowings                  -                   -             1,380
    Advances from FHLB          756,340             442,247            36,053
                             ----------          ----------        ----------
            Total interest
             expense          6,318,606           6,308,729         5,187,282
                             ----------          ----------        ----------
            Net interest
             income           5,089,862           4,701,705         4,453,656

Provision for loan losses
 (Note 3)                       241,300              60,000            95,000
                             ----------          ----------        ----------
            Net interest
             income after
             provision for
             loan losses      4,848,562           4,641,705         4,358,656
                             ----------          ----------        ----------

Noninterest income:
    Gain on sale of
     investment securities,
     available for sale          58,462              75,632            85,172
    Loss on sale of mortgage-
     backed securities,
     available for sale         (10,386)             (8,722)          (74,295)
    Gain on sale of mortgage-
     backed securities,
     held to maturity                 -              63,748                 -
    Insurance commissions       333,519             308,634           290,834
    Banking service charges     171,789             140,237           121,110
    Net income on foreclosed
     real estate                (15,971)            (17,945)          (29,889)
    Loan late charges            49,103              52,611            34,755
    Other                        31,812              25,182            27,623
                             ----------          ----------        ----------
            Total non-
             interest
             income             618,328             639,377           455,310
                             ----------          ----------        ----------

Noninterest expense:
    General and
     administrative:
      Compensation and
       benefits               2,177,532            2,075,615         1,920,641
      Occupancy and
       equipment                306,218              302,126           314,309
      SAIF special assessment   779,184                    -                 -
      SAIF deposit insurance
       premium                  163,711              275,488           275,441
      Provisions for losses
       on foreclosed
       real estate (Note 5)    (176,533)             (84,252)          (58,574)
      Professional fees         160,522              149,940           181,945
      Advertising               110,986               84,612            94,665
      Postage and office
       supplies                 115,580              117,917           112,206
      Other                     335,203              239,703           271,572
                             ----------           ----------        ----------
            Total
             noninterest
             expense          3,972,403            3,161,149         3,112,205
                             ----------           ----------        ----------

Income before income taxes    1,494,487            2,119,933         1,701,761
                             ----------           ----------        ----------

Income taxes (Note 10)
   Current                      440,700              590,513           470,858
   Deferred                        (900)              62,898           (16,554)
                             ----------           ----------        ----------
                                439,800              653,411           454,304
                             ----------           ----------        ----------

Net income                  $ 1,054,687            1,466,522         1,247,457
                             ==========           ==========        ==========
Net income per common share $       .66                  .90               .73
                             ==========           ==========        ==========

See accompanying notes to consolidated financial statements.

                               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                           Unrealized
                                                Common    Common          Gain (Loss) on             Total
                          Additional             Stock     Stock            Securities   Minimum     Stock-
                 Common    Paid-in    Retained  Acquired  Acquired Treasury Available    Pension    holders'
                  Stock    Capital    Earnings   by ESOP    by MRP    Stock  For Sale   Liability    Equity
                  ------  ---------  ---------- ---------- -------- -------- ---------  ---------  ----------
Balance at June
 30, 1994       $ 18,032 17,284,609  10,829,679 (1,428,320) (683,637)      -  (227,484)        -  25,792,879
Change in
 unrealized loss
 on securities
 available
 for sale, net         -          -           -          -        -        -   111,837          -    111,837
Minimum pension
 liability             -          -           -          -        -        -         -     (9,035)    (9,035)
Amortization of
 ESOP awards           -     37,977           -    306,069        -        -         -          -    344,046
MRP expense            -          -           -          -  142,832        -         -          -    142,832
Tax benefit of MRP     -      3,000           -          -        -        -         -          -      3,000
Dividends declared
 ($.325 per share)     -          -    (586,040)         -        -        -         -          -   (586,040)
Net income             -          -   1,247,457          -        -        -         -          -  1,247,457
                  ------ ----------  ----------  --------- -------- --------  --------    ------- ----------
Balance at June
 30, 1995         18,032 17,325,586  11,491,096 (1,122,251)(540,805)       -  (115,647)    (9,035)27,046,976
Change in
 unrealized loss
 on securities
 available
 for sale, net         -          -           -          -        -        -  (304,138)         -   (304,138)
Minimum pension
 liability             -          -           -          -        -        -         -      2,730      2,730
Amortization of
 ESOP awards           -    104,392           -    204,044        -        -         -          -    308,436
MRP expense            -          -           -          -  142,833        -         -          -    142,833
Tax benefit of MRP     -     20,000           -          -        -        -         -          -     20,000
Dividends declared
 ($.50 per share)      -          -    (765,035)         -        -        -         -          -   (765,035)
Purchase of treasury
 stock                 -          -           -          -        -(1,799,150)       -          - (1,799,150)
Exercise of stock
 options               -          -           -          -        -   108,120        -          -    108,120
Net income             -          -   1,466,522          -        -         -        -          -  1,466,522
                  ------ ----------  ----------  --------- -------- --------- --------    ------- ----------
Balance at June
 30, 1996         18,032 17,449,978  12,192,583   (918,207)(397,972)(1,691,030)(419,785)   (6,305)26,227,294
Change in
 unrealized gain
 (loss) on
 securities
 available for
 sale, net             -          -           -         -        -          -   422,751        -     422,751
Minimum pension
 liability             -          -           -         -        -          -         -    2,730       2,730
Amortization of
 ESOP awards           -    104,800           -   204,047        -          -         -        -     308,847
MRP expense            -          -           -         -  118,604          -         -        -     118,604
Tax benefit of MRP     -     25,000           -         -        -          -         -        -      25,000
Dividends declared
 ($.50 per share)      -          -    (770,517)        -        -          -         -        -    (770,517)
Purchase of treasury
 stock                 -          -           -         -        - (1,010,153)        -        -  (1,010,153)
Exercise of stock
 options               -          -           -         -        -     21,000         -        -      21,000
Net income             -          -   1,054,687         -        -          -         -        -   1,054,687
                  ------ ----------  ---------- ---------  -------  ---------   -------    -----  ----------
Balance at June
 30, 1997       $ 18,032 17,579,778  12,476,753  (714,160)(279,368)(2,680,183)    2,966   (3,575) 26,400,243
                  ====== ==========  ========== =========  =======  =========   =======    =====  ==========

See accompanying notes to consolidated financial statements.



              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                              1997        1996        1995
                                              ----        ----        ----
Cash flows from operating activities:
 Net income                               $ 1,054,687   1,466,522   1,247,457
 Items not requiring (providing) cash:
   Depreciation and amortization              188,521     156,377     205,507
   MRP expense and ESOP expense               427,451     451,269     486,878
   Gain on sale of investment
     securities, available for sale           (58,462)    (75,632)    (85,172)
   Loss on sale of mortgage-backed
    securities, available for sale             10,386       8,722      74,295
   Gain on sale of mortgage-backed
    securities, held to maturity                    -     (63,748)          -
   Provision for loan losses                  241,300      60,000      95,000
   FHLB stock dividend                              -     (30,000)          -
   (Gain) loss on foreclosed real
    estate, net                              (176,533)    (84,252)    (58,574)
   Net amortization of deferred income,
    premiums, and discounts                   236,149     140,058      53,457
 Changes in:
   Accrued interest receivable                 61,132      53,894    (129,527)
   Prepaid expenses and other assets           35,206      19,251     (37,504)
   Accounts payable and other liabilities     (13,356)     58,165    (294,149)
   Accrued interest payable                  (133,374)    183,524     559,573
                                           ----------  ----------   ---------
     Net cash provided by
      operating activities                  1,873,107   2,344,150   2,117,241
                                           ----------  ----------   ---------

Cash flows from investing activities:
 Net increase in loans                    (12,431,883)(11,827,066) (7,923,565)
 Proceeds from sales of investment
  securities, available for sale            2,081,950   5,841,202   2,792,770
 Proceeds from maturing investment
  securities, available for sale            3,965,556  10,535,000   3,525,419
 Proceeds from maturing investment
  securities, held to maturity                      -   3,600,000   4,530,672
 Purchase of investment securities,
  available for sale                       (4,251,016)(72,457,104) (2,996,506)
 Purchase of investment securities,
  held to maturity                                  -    (500,000) (8,194,729)
 Proceeds from sales of mortgage-backed
  securities, held to maturity                      -   1,161,028           -
 Proceeds from sales of mortgage-backed
  securities, available for sale            6,475,469   8,087,727     369,256
 Proceeds from maturing mortgage-backed
  securities, available for sale            5,168,146   6,223,361     712,350
 Proceeds from maturing mortgage-backed
  securities, held to maturity                 64,070   1,131,708   2,452,546
 Purchase of mortgage-backed
  securities, available for sale           (2,461,989)(27,239,834)          -
   Purchase of mortgage-backed
  securities, held to maturity                      -           -  (3,660,481)
 Purchase of certificates of deposit
  of other financial institutions                   -           -    (500,000)
 Proceeds from maturing certificates
  of deposit                                   95,000      90,000     590,000
   Purchase of premises and equipment        (428,079)   (239,666)   (232,241)
   Proceeds from sale of foreclosed
      real estate                              37,550      94,799      14,775
                                           ----------  ----------   ---------
     Net cash used in
      investing activities                 (1,685,226)(10,498,845) (8,519,734)
                                           ----------  ----------  ----------

See accompanying notes to consolidated financial statements.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                          1997          1996            1995
                                          ----          ----            ----
Cash flows from financing activities:
 Net increase (decrease) in demand
  deposits and savings accounts      $  2,485,172      (985,489)    (5,591,614)
 Net (decrease) increase in
  certificates of deposit              (3,918,637)    2,971,170      9,617,176
 Net decrease in advances from
  borrowers for taxes and insurance       (32,286)     (118,951)       (48,830)
 Repayment of other borrowings                  -             -        (84,250)
 Net increase in advances from FHLB
  of Des Moines                         1,984,843    10,236,004        987,076
 Dividends on common stock               (770,517)     (765,035)      (586,040)
 Exercise of stock options                 21,000       108,120              -
 Payments to acquire treasury stock    (1,010,153)   (1,799,150)             -
                                       ----------    ----------     ----------
    Net cash (used in) provided by
     financing activities              (1,240,578)    9,646,669      4,293,518
                                       ----------    ----------     ----------

(Decrease) increase in cash
 and cash equivalents                  (1,052,697)    1,491,974     (2,108,975)

Cash and cash equivalents
 at beginning of period                 4,477,872     2,985,898      5,094,873
                                       ----------    ----------     ----------

Cash and cash equivalents
 at end of period                    $  3,425,175     4,477,872      2,985,898
                                       ==========    ==========     ==========

Supplemental disclosures of
 cash flow information:

Noncash investing and
---------------------
 financing activities
 --------------------
Conversion of loans to
 foreclosed real estate              $    121,050      124,279          46,105

Conversion of foreclosed
 real estate to loans                $    152,150      680,839          81,725

Transfer of investment and mortgage-
 backed and related securities from
 held to maturity to available for
 sale                                           -   23,041,000               -

Unrealized loss at transfer date                -      227,000               -

Cash paid during the period for
-------------------------------
Interest (net of interest credited) $  2,018,878     1,939,186       1,739,282

Income taxes                        $    441,560       422,306         563,369


See accompanying notes to consolidated financial statements.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997, 1996 and 1995

NOTE 1:  Organization and Summary of Significant Accounting Policies

     Organization
     ------------

     Southern Missouri Bancorp, Inc., a Delaware corporation (the Company) was organized in 1994 and is the parent company of Southern Missouri Savings Bank (the Savings Bank) and the Savings Bank's wholly-owned subsidiary S.M.S. Financial Services, Inc. Substantially all of the Company's consolidated revenues are derived from the operations of the Savings Bank, and the Savings Bank represented substantially all of the Company's consolidated assets and liabilities.

     Basis of Financial Statement Presentation
     -----------------------------------------

     The financial statements of the Company have been prepared in conformity with generally accepted accounting principles and general practices within the savings and loan industry. In the normal course of business, the Company encounters two significant types of risk; economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the value of the Company's investment in real estate.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The determination of the provision for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to changes in the economic environment and market conditions. These balances may be adjusted in the future based on such changes, or based on requirements of regulatory examiners of the Company's subsidiaries.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Savings Bank, and the Savings Bank's wholly-owned subsidiary, S.M.S. Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated.

                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997, 1996 and 1995


NOTE 1:  Organization and Summary of Significant Accounting Policies
           (Continued)

     Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest bearing deposits in other depository institutions were $1,411,857, and $2,541,950 at June 30, 1997 and 1996, respectively.

     Investment and Mortgage-Backed and Related Securities
     -----------------------------------------------------

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading" securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as "available for sale" securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of deferred tax effects). No securities have been classified as trading securities.

     In accordance with an interpretation of SFAS No. 115 the Company transferred $23,041,000 of investment and mortgage-backed and related securities in December 1995 from the held to maturity classification to the available for sale classification. The transfer under this one-time opportunity was made in order to increase investment management flexibility.

     Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using the level yield method. Gain or loss on the sale of securities is based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     The Company does not invest in collateralized mortgage obligations that are considered high risk.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 and 1995


NOTE 1:  Organization and Summary of Significant Accounting Policies
           (Continued)

     Loans Receivable, Net
     ---------------------

     Loans receivable, net are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan origination fees, deferred gain on real estate and unearned discounts.

     Discounts on mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity adjusted for prepayments. Discounts on consumer loans are recognized over the lives of the loans using the interest method.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     Uncollectible interest on loans that are contractually past due 90 days or more is charged-off. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     Effective July 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured under SFAS No. 114 and 118 include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single family loans and troubled debt restructurings. Such loans are placed on nonaccrual status at the point they become contractually delinquent 90 days or more. Impairment losses are recognized through an increase in the allowance for loan losses. There were no impaired loans under SFAS No. 114 and 118 at June 30, 1997 or 1996.

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995


NOTE 1:  Organization and Summary of Significant Accounting Policies
           (Continued)

     Loan Origination Fees
     ---------------------

     Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans.

     Foreclosed Real Estate
     ----------------------

     Real estate acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value less estimated selling costs. Costs for development and improvement of the property are capitalized.

     Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value, less estimated selling costs.

     Loans to facilitate the sale of real estate acquired in foreclosure are discounted if made at less than market rates. Discounts are amortized over the fixed interest period of each loan using the interest method.

     Income Taxes
     ------------

     The Company and its subsidiary file consolidated income tax returns. Deferred income taxes are provided on temporary differences between the financial reporting bases and income tax bases of the Company's assets and liabilities.

     Premises and Equipment
     ----------------------

     Premises and equipment are stated at cost less accumulated depreciation and include expenditures for major betterments and renewals. Maintenance, repairs, and minor renewals are expensed as incurred. When property is retired or sold, the retired asset and related accumulated depreciation are removed from the accounts and the resulting gain or loss taken into income.

     Depreciation is computed by use of straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are generally twenty to fifty years for premises, and five to seven years for equipment.

     Earnings Per Share
     ------------------

     Earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The weighted-average shares outstanding during the years ended June 30, 1997, 1996 and 1995 were 1,598,860, 1,638,222 and
     1,719,530, respectively.

                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 and 1995

NOTE 1:  Organization and Summary of Significant Accounting Policies
           (Continued)

The following paragraphs summarize the impact of new accounting pronouncements:

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement focuses on the issues of accounting for transfers and servicing of financial assets, extinguishments of liabilities and financial assets subject to prepayment. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring generally after December 31, 1996, and for certain transactions after December 31, 1997. The provisions of SFAS No. 125 for financial assets subject to prepayment is effective for financial assets held on or acquired after January 1, 1997. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Company.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The Statements supersede APB Opinion No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share. The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for
     Stock-Based Compensation." SFAS No. 123 suggests that compensation cost for stock-based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an institution to use the intrinsic value based method under APB Opinion No. 25. Stock-based employee compensation plans include stock purchase plans, stock options, restricted stock and stock appreciation rights. Employee stock ownership plans are not covered by this Statement. SFAS No. 123 is effective for transactions entered into in fiscal years which begin after December 15, 1995. Pro forma disclosures required by this Statement shall include the effects of all awards granted in fiscal years that begin after December 31, 1994. The Company will continue to recognize compensation expense for stock-based employee compensation plans under APB Opinion No. 25. The disclosure requirements under SFAS No. 123 are not applicable since the Company's stock-based employee compensation plans were granted on April 13, 1994.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997, 1996 and 1995


NOTE 2:  Investment and Mortgage-Backed and Related Securities

  Available for Sale - The amortized cost, gross unrealized gains, gross unrealized losses and estimated market value of securities available for sale consisted of the following:

                                                 June 30, 1997
                               ------------------------------------------------
                                              Gross        Gross      Estimated
                               Amortized    Unrealized   Unrealized     Market
                                  Cost        Gains        Losses       Value
                               ---------    ----------   ----------   ---------
Investment securities:
      U.S. government and
       federal agency
       obligations           $  9,558,290     8,753        120,623    9,446,420
      Corporate securities      1,549,812     2,567          4,264    1,548,115
      Obligations of states
       and political
       subdivisions             2,382,809    95,186            639    2,477,356
                               ----------   -------        -------   ----------
         Total investment
          securities           13,490,911   106,506        125,526   13,471,891
                               ----------   -------        -------   ----------

Mortgage-backed and related
 securities:
      GNMA certificates        11,614,442   155,490             -    11,769,932
      FNMA certificates         6,379,872    42,321        31,454     6,390,739
      FHLMC certificates        4,820,668    60,418        25,521     4,855,565
      Collateralized mortgage
       obligations              3,265,429         -       176,082     3,089,347
                               ----------   -------       -------    ----------
         Total mortgage-backed
          and related
          securities           26,080,411   258,229       233,057    26,105,583
                               ----------   -------       -------    ----------

         Total               $ 39,571,322   364,735       358,583    39,577,474
                               ==========   =======       =======    ==========


                                                 June 30, 1996
                               ------------------------------------------------
                                              Gross        Gross      Estimated
                               Amortized    Unrealized   Unrealized     Market
                                  Cost        Gains        Losses       Value
                               ---------    ----------   ----------   ---------

Investment securities:
      U.S. government and
       federal agency
       obligations           $  7,650,697   18,858       246,437     7,423,118
      Corporate securities      2,896,630   27,067         8,075     2,915,622
      Obligations of states
       and political
       subdivisions             4,705,308  111,171        16,630     4,799,849
                               ----------  -------     ---------    ----------
         Total investment
          securities           15,252,635  157,096       271,142    15,138,589
                               ----------  -------     ---------    ----------

Mortgage-backed and
 related securities:

      GNMA certificates        10,740,300   39,386       135,231    10,644,455
      FNMA certificates        12,427,572   23,964       175,542    12,275,994
      FHLMC certificates        8,547,444   39,982       122,476     8,464,950
      Collateralized mortgage
       obligations              3,647,776        -       191,416     3,456,360
                               ----------  -------    ----------    ----------
         Total mortgage-backed
          and related
          securities           35,363,092  103,332       624,665    34,841,759
                               ----------  -------    ----------    ----------

         Total               $ 50,615,727  260,428       895,807    49,980,348
                               ==========  =======    ==========    ==========

                     SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997, 1996 AND 1995

   Held to Maturity - The amortized costs, gross unrealized gains, gross unrealized losses and estimated market value of securities held to maturity consisted of the following:

                                                 June 30, 1997
                               ------------------------------------------------
                                              Gross        Gross      Estimated
                               Amortized    Unrealized   Unrealized     Market
                                  Cost        Gains        Losses       Value
                               ---------    ----------   ----------   ---------
Investment securities:
      U.S. government and
       federal agency
       obligations           $   600,000           -         23,266     576,734
      Obligations of states
       and political
       subdivisions            4,050,121     144,697              -   4,194,818
                               ---------     -------         ------   ---------
          Total investment
           securities          4,650,121     144,697         23,266   4,771,552
                               ---------     -------         ------   ---------

Mortgage-backed securities:
      FHLMC certificates         130,724       2,713              -     133,437
                               ---------     -------         ------   ---------
          Total mortgage-
           backed
           securities            130,724       2,713              -     133,437
                               ---------     -------         ------   ---------

          Total              $ 4,780,845     147,410         23,266   4,904,989
                               =========     =======         ======   =========


                                                 June 30, 1996
                               ------------------------------------------------
                                              Gross        Gross      Estimated
                               Amortized    Unrealized   Unrealized     Market
                                  Cost        Gains        Losses       Value
                               ----------   -----------  -----------  ---------
Investment securities:
      U.S. government and
       federal agency
       obligations           $    600,000          -        34,020     565,980
      Obligations of states
       and political
       subdivisions             4,055,830     71,412         4,455   4,122,787
                               ----------  ---------    ----------  ----------
         Total investment
          securities            4,655,830     71,412        38,475   4,688,767
                               ----------  ---------    ----------  ----------
Mortgage-backed securities:
      FHLMC certificates          148,689      2,727            70     151,346
      FNMA certificates            46,935      1,379             -      48,314
                               ----------  ---------    ----------  ----------
         Total mortgage-backed
          securities              195,624      4,106            70     199,660
                               ----------  ---------    ----------  ----------

         Total               $  4,851,454     75,518        38,545   4,888,427
                               ==========  =========    ==========  ==========

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

     The amortized cost and estimated market value of investment and mortgage-backed and related securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 June 30, 1997
                               ------------------------------------------------
                                 Available for Sale         Held to Maturity
                               -----------------------   ----------------------
                                             Estimated                Estimated
                               Amortized       Market    Amortized      Market
                                  Cost         Value        Cost        Value
                               ----------    ---------   ---------   ----------


     Due in one year or less  $  2,103,071    2,102,743           -           -
     Due after one year
      thru 5 years               4,017,251    4,014,356   2,394,642   2,417,947
     Due after 5 years
      thru 10 years              5,107,697    5,034,785   1,444,040   1,495,349
     Due after 10 years          2,262,892    2,320,007     811,439     858,256
                                ----------   ----------   ---------   ---------
          Total investment
           securities           13,490,911   13,471,891   4,650,121   4,771,552
                                ----------   ----------   ---------   ---------
     Mortgage-backed and
      related securities        26,080,411   26,105,583     130,724     133,437
                                ----------   ----------   ---------   ---------

          Total               $ 39,571,322   39,577,474   4,780,845   4,904,989
                                ==========   ==========   =========   =========

     Proceeds from sales of investment and mortgage-backed and related securities and gross realized gains and losses are summarized below.

                                                     June 30,
                                      ----------------------------------------
                                         1997          1996            1995
                                         ----          ----            ----
      Proceeds from sales:
        Investment securities         $ 2,081,950     5,841,202      2,792,770
        Mortgage-backed and related
         securities                     6,475,469     9,248,755        369,256

      Gross realized gains:
        Investment securities              58,462        86,947         85,172
        Mortgage-backed and related
         securities                        44,854       148,477              -

      Gross realized losses:
        Investment securities                   -       (11,315)             -
        Mortgage-backed and related
         securities                       (55,240)      (93,451)       (74,295)

     Included in the gross realized gains on mortgage-backed and related securities are sales of small balance pools of mortgage-backed securities held to maturity, that had an amortized cost of $1,161,028, which met the condition described under paragraph 11b of SFAS No. 115 and are permitted to be sold prior to maturity.

     The amortized cost of investment and mortgage-backed securities pledged as collateral to secure public deposits amounted to $21,814,982 and $17,900,762 at June 30, 1997 and 1996, respectively.

     Adjustable rate mortgage loans included in mortgage-backed and related securities at June 30, 1997 and 1996 amounted to $13,639,675 and $21,733,920, respectively. All adjustable rate mortgage-backed and related securities at June 30, 1997 and 1996 are recorded as available for sale.

                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995


NOTE 3:  Loans Receivable, net

     Loans receivable, net are summarized as follows:

                                                     June 30,
                                        -----------------------------------
                                             1997                   1996
                                             ----                   ----
      Real estate loans:
        Conventional                     $  77,895,000          68,330,068
        Construction                         3,822,259           4,283,294
        Commercial                          18,293,158          16,583,759
      Loans secured by deposit accounts        721,403             752,514
      Consumer loans                         9,689,237           9,042,171
                                           -----------          ----------
                                           110,421,057          98,991,806

      Loans in process                      (1,837,746)         (2,609,546)
      Deferred loan fees, net                  (80,413)            (89,341)
      Deferred gain on sale of real estate     (13,434)           (130,698)
      Allowance for loan losses               (706,487)           (627,564)
                                           -----------          ----------
                                         $ 107,782,977          95,534,657
                                           ===========         ==========

     Adjustable-rate loans included in the loan portfolio amounted to $86,111,104, and $74,040,220 at June 30, 1997 and 1996, respectively.

     One-to four-family residential real estate loans amounted to $78,359,000 and $69,368,000 at June 30, 1997 and 1996, respectively.

     Real estate construction loans are secured principally by single and multi-family dwelling units.

     Commercial real estate loans are secured principally by motels, medical centers, churches and fast food restaurants.

     Following is a summary of activity in the allowance for loan losses:

                                                  June 30,
                                   ----------------------------------------
                                      1997           1996            1995
                                      ----           ----            ----

      Balance, beginning of period $ 627,564        572,341        477,341
                                     -------        -------        -------
      Loans charged-off             (162,377)        (5,167)             -
      Recoveries of loans
       previously charged off              -            390              -
                                     -------        -------         ------
      Net charge-offs               (162,377)        (4,777)             -
                                     -------        -------         ------

      Provision charged to expense   241,300         60,000         95,000
                                     -------        -------        -------
      Balance, end of period       $ 706,487        627,564        572,341
                                     =======        =======        =======

     The Company ceased recognition of interest income on loans with a book value of $1,380,000, $546,000 and $737,000 for June 30, 1997, 1996 and
     1995, respectively. The average balance of nonaccrual loans for the year ended June 30, 1997 was approximately $1,200,000. Allowance for losses on nonaccrual loans amounted to approximately $67,000 at June 30, 1997. Interest income of approximately $98,000, $22,000 and $27,000 was recognized on these loans for the years ended June 30, 1997, 1996 and 1995, respectively. Gross interest income would have been approximately $124,000, $47,000 and $59,000 for the years ended June 30, 1997, 1996 and
     1995, respectively, if the interest payments had been received in accordance with the original terms.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 and 1995


     Following is a summary of loans to directors, executive officers and loans to corporations in which executive officers and directors have a substantial interest:

     Balance, June 30, 1995                          $  465,922
       Additions                                        244,577
       Repayments                                      (254,765)
                                                       --------
     Balance, June 30, 1996                             455,734
       Additions                                        175,900
       Repayments                                       (57,629)
                                                       --------
     Balance, June 30, 1997                          $  574,005
                                                       ========


     These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

NOTE 4:  Accrued Interest Receivable

     Accrued interest receivable is summarized as follows:

                                             June 30,
                                   --------------------------
                                        1997           1996
                                        ----           ----
      Investment securities        $   371,414        421,536
      Mortgage-backed and related
       securities                      172,435        239,801
      Loans receivable                 536,118        479,762
                                     ---------      ---------

                                   $ 1,079,967      1,141,099
                                     =========      =========

NOTE 5:  Foreclosed Real Estate

     Foreclosed real estate consists of the following:

                                             June 30,
                                   --------------------------
                                       1997           1996
                                       ----           ----

     Foreclosed real estate        $  390,135        395,430
     Allowance for losses            (335,297)      (335,297)
                                     --------      ---------

                                   $   54,838         60,133
                                     ========      =========


Activity in the allowance for losses for foreclosed real estate is as follows:

                                                     June 30,
                                 ------------------------------------------
                                       1997           1996            1995
                                       ----           ----            ----

   Balance, beginning of period  $  335,297          419,109        444,798
   Charge-offs and recoveries,
    net                             176,533              440         32,885
   Provisions for losses on
    foreclosed real estate         (176,533)         (84,252)       (58,574)
                                   --------        ---------      ---------

   Balance, end of period        $  335,297          335,297        419,109
                                   ========        =========      =========

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997, 1996 and 1995


NOTE 6:  Premises and Equipment

Following is a summary of premises and equipment:

                                                       June 30,
                                            --------------------------
                                                  1997         1996
                                                  ----         ----

  Land                                      $    342,042      342,042
  Buildings and improvements                   2,227,863    1,992,331
  Furniture, fixtures, and equipment           1,395,624    1,203,077
  Automobiles                                     58,246       58,246
                                              ----------   ----------
                                               4,023,775    3,595,696

  Less accumulated depreciation               (2,341,700)  (2,184,449)
                                              ----------   ----------

                                            $  1,682,075    1,411,247
                                              ==========   ==========

     Depreciation expense for the years ended June 30, 1997, 1996 and 1995 was $157,252, $123,160 and $127,806, respectively.

NOTE 7: Deposits

     Deposits are summarized as follows:

                                                       June 30,
                                             --------------------------
                                                  1997         1996
                                                  ----         ----

     Non-interest bearing NOW accounts      $   1,170,071      770,735
     NOW accounts 2.55%                         7,786,764    7,266,140
     Money market deposit accounts 2.67%        8,300,850    7,394,864
     Savings accounts 2.75%                     7,639,863    6,980,637
                                              -----------  -----------
             Total transactions accounts       24,897,548   22,412,376
                                              -----------  -----------

     Certificates:
             4.00 - 4.99%                      21,003,577   24,741,332
             5.00 - 5.99%                      72,566,220   66,529,484
             6.00 - 6.99%                         123,112    5,138,828
             7.00 - 7.99%                          28,339    1,236,070
             8.00 - 8.99%                          67,455       63,289
             9.00 - 9.99%                          18,350       16,687
                                              -----------  -----------
             Total certificates, 5.13%
              and 5.21%, respectively          93,807,053   97,725,690
                                              -----------  -----------

             Total deposits                 $ 118,704,601  120,138,066
                                              ===========  ===========

         Weighted-average rates - deposits           4.62%        4.72%
                                              ===========  ===========

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $19,892,987 and $18,297,762 at June 30, 1997 and 1996,
respectively.

Certificate maturities at June 30, 1997 are summarized as follows:

             July 1, 1997 to June 30, 1998                $ 85,148,881
             July 1, 1998 to June 30, 1999                   5,896,767
             July 1, 1999 to June 30, 2000                   1,651,694
             July 1, 2000 to June 30, 2001                     469,019
             July 1, 2001 to June 30, 2002                     573,237
             Thereafter                                         67,455
                                                            ----------
                                                          $ 93,807,053
                                                            ==========
                                    31

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997, 1996 and 1995


             Interest expense on deposits is summarized as follows:

                                         Year Ended June 30,
                             -------------------------------------------
                                   1997            1996           1995
                                   ----            ----           ----

     NOW accounts            $    178,055        159,335         154,393
     Money market deposit
      accounts                    236,953        259,926         326,907
     Savings accounts             199,583        178,847         210,717
     Certificates of deposit    4,947,675      5,268,374       4,457,832
                               ----------     ----------      ----------

                             $  5,562,266       5,866,482      5,149,849
                               ==========      ==========     ==========


NOTE 8:  Advances from FHLB of Des Moines

    Advances from Federal Home Loan Bank of Des Moines are summarized as follows:

                                                       June 30,
                                         ---------------------------------
                                             1997                   1996
                                             ----                   ----
             FHLB advances, due at
             various dates through
             2008, with interest
             rates from 5.70% to 5.97%
             and a weighted average
             rate of 5.71% at June 30,
             1997, and from 5.52% to
             5.97% and a weighted
             average rate of 5.68% at
             June 30, 1996.              $ 13,535,321             11,550,478
                                           ==========             ==========


    Advances from FHLB of Des Moines are secured by FHLB stock and single-family mortgage loans of $20,303,000. Principal maturities of advances from FHLB of Des Moines over the next five years are as follows:


             July 1, 1996 to June 30, 1998               $ 13,267,381
             July 1, 1997 to June 30, 1999                     18,435
             July 1, 1998 to June 30, 2000                     19,553
             July 1, 1999 to June 30, 2001                     20,738
             July 1, 2000 to June 30, 2002                     21,996

NOTE 9:  Employee Benefits

    On July 1, 1995 the Savings Bank adopted a 401(k) profit sharing plan that covers substantially all eligible employees. Contributions to the plan are at the discretion of the Board of Directors of the Savings Bank. During 1997 and 1996 there were no contributions made to the plan.

    In connection with the conversion from mutual to stock form, the Savings Bank established a tax-qualified employee stock ownership plan (ESOP). The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The ESOP purchased 142,832 shares of the Company's common stock at $10 per share with funds loaned by the Company.

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995


    The Savings Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated ESOP shares used to repay the ESOP Loan. Dividends on allocated ESOP shares are paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan.

    Shares are released from collateral and allocated to participants based on pro-rata compensation as the loan is repaid over seven years. Benefits are vested over five years. Forfeitures are allocated on the same basis as other contributions. Benefits are payable upon a participant's retirement, death, disability or separation of service. The purchase of the shares of the ESOP has been recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. As shares are committed to be released from collateral, the Savings Bank reports compensation expense equal to the average fair value of the ESOP shares committed to be released. The ESOP expense for 1997, 1996 and 1995 was $308,847, $308,436, and $242,021, respectively.

    The number of ESOP shares at June 30, 1997 were as follows:

             Allocated shares                       71,416
             Unreleased shares                      71,416
                                                  --------
                 Total ESOP shares                 142,832
                                                  ========

    The fair value of unreleased ESOP shares at June 30, 1997 was $1,249,780.

    In connection with the conversion, the Board of Directors of the Savings Bank adopted a management recognition plan (MRP) for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors). The Savings Bank contributed 53,590 shares to the MRP. Subsequent to the reorganization an additional 17,826 shares were purchased from the Company by the MRP. The Savings Bank has granted 17,854 shares of common stock to non-employee directors and 46,193 shares to officers and key employees. The shares granted are in the form of restricted stock payable at the rate of 20% of such shares per year following completion of the conversion. Compensation expense in the amount of the fair market value of the common stock at the date of grant will be recognized pro rata over the five years during which the shares are payable.

    The Board of Directors can terminate the MRPs at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for 1997, 1996 and 1995 was $118,604, $142,833 and $142,832, respectively.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997, 1996 and 1995


    The Board of Directors adopted a stock option plan in connection with the conversion. The purpose of the plan is to provide additional incentive to certain directors, officers and key employees of the Savings Bank. The Savings Bank has granted non-incentive options for 53,560 shares to non-employee directors and incentive options for 72,489 shares to certain officers and key personnel and the remaining 52,491 shares are unallocated. The stock options were granted at $10 per share which was equal to the market value at the date of grant. All options expire in April 2004.

      Changes in options outstanding were as follows:

                                              Number of
                                                Shares
                                              ---------
          Balance at June 30, 1994             126,049
          Granted                                    -

          Exercised                                  -
                                               -------
          Balance at June 30, 1995             126,049

          Granted                                    -
          Exercised                             10,812
                                               -------
          Balance at June 30, 1996             115,237
          Granted                                    -

          Exercised                              2,100
                                               -------
          Balance at June 30, 1997             113,137
                                               =======

     The Savings Bank adopted a directors' retirement plan. The directors' retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board, whether before or after the reorganization date, according to the following schedule:

      Full Years of Service   Non-Employee Director's
          on the Board           Vested Percentage
      ---------------------   -----------------------

          Less than 5                     0%
            5 to 9                       50%
           10 to 14                      75%
          15 or more                    100%

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995

     In the event that the participant dies before collecting any or all of the benefits, the Savings Bank shall pay the participant's beneficiary. No benefits shall be payable to anyone other than the beneficiary, and shall terminate on the death of the beneficiary.

     The following table sets forth the directors' retirement plan's funded status and amounts recognized in the financial statements at June 30, 1997, 1996 and 1995:

                                                     1997       1996    1995
                                                     ----       ----    ----
     Actuarial present value of benefit
      obligations:
          Vested accumulated benefits            $ 169,458   156,830   144,166
          Nonvested accumulated benefits            15,478    13,689    12,911
                                                   -------   -------   -------
                  Total accumulated benefits       184,936   170,519   157,077
          Unrecognized prior service cost
           being recognized over four years         29,643    60,131    90,619
          Unrecognized net obligation being
           recognized over four years                3,575     6,305     9,035
          Adjustment to recognize minimum
           liability                               (33,218)  (66,436)  (99,654)
          (Under) over accrual                      (2,175)    1,340       835
                                                   -------   -------   -------

                  Accrued pension cost           $ 182,761   171,859   157,912
                                                   =======   =======   =======

     Net pension cost includes the following
          components:
          Service costs - benefits earned
           during the year                       $   2,783     2,783     3,928
          Interest cost on benefit obligation       11,634    10,659    10,019
          Amortization of prior service cost
           and net obligation                       33,218    33,218    33,218
          (Under) over accrual                      (2,175)    1,340       835
                                                   -------   -------   -------

                  Net pension cost               $  45,460    48,000    48,000
                                                   =======   =======   =======

     A discount rate of 7% was used in determining net pension cost.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997, 1996 and 1995


NOTE 10:  Income Taxes

     The Company and its subsidiary file consolidated Federal income tax returns. If certain conditions are met in determining taxable income, the Company is allowed a special bad-debt deduction based on a percentage of taxable income (presently 8 percent) or on specified experience formulas.

     On August 20, 1996 the Small Business Job Protection Act of 1996 was signed into law. Under the Act, tax bad debt reserves in excess of the base year level (June 30, 1988) are subject to recapture and payable in equal amounts over six years in tax years beginning July 1, 1996. Since the Savings Bank's tax bad debt reserves were less than its base year level and other conditions were met, the Savings Bank did not have any recapture. Provisions of the Act repealed the percentage of taxable income method for the Savings Bank effective July 1, 1996.

     SFAS No. 109 requires the Savings Bank to establish a deferred tax liability for the tax bad debt reserves over the base year amounts. The Savings Bank's base year tax bad debt reserves are $1,798,626. The estimated deferred tax liability on such amount is approximately $611,000, which has not been recorded in the accompanying consolidated financial statements. If these tax bad debt reserves are used for other than loan losses, the amount will be subject to Federal income taxes at the then prevailing corporate rate.

     The components of net deferred tax assets are summarized as follows:

                                                      1997     1996
                                                      ----     ----
     Deferred tax assets:
       Provision for losses on loans
        and foreclosed real estate                $ 354,224  363,358
       Accrued compensation and benefits             83,635   66,815
       Base year tax bad debt reserve at 12/31/87
        in excess of current tax bad debt reserve 11,482 88,273 Unrealized loss on available for sale
        securities                                        -  218,583
                                                    -------  -------

       Gross deferred tax assets                    449,341  737,029
       Valuation allowance                          (11,482) (88,273)
                                                    -------  -------
          Total deferred tax assets                 437,859  648,756
                                                    -------  -------
     Deferred tax liabilities:
       FHLB stock dividends                         166,566  166,566
       Purchase accounting adjustments               62,150   66,072
       Premises and equipment, tax vs book
        accumulated depreciation                     28,192   17,484
       Unrealized gain on available for sale
        securities                                    3,187        -
                                                    -------  -------
            Total deferred tax liabilities          260,095  250,122
                                                    -------  -------

     Net deferred tax assets                      $ 177,764  398,634
                                                    =======  =======

     The valuation allowance decreased by $76,791 during the year ended June 30, 1997.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997, 1996 and 1995


     Income taxes are summarized as follows:

                                                       Year Ended June 30,
                                              --------------------------------
                                                1997         1996       1995
                                                ----         ----       ----
     Current:
        Federal                                $ 358,000   496,658     434,411
        State                                     82,700    93,855      36,447
                                                 -------   -------     -------
                                                 440,700   590,513     470,858
                                                 -------   -------     -------
     Deferred:
        Federal                                     (900)   60,898    (11,354)
        State                                          -     2,000     (5,200)
                                                 -------   -------    -------
                                                    (900)   62,898    (16,554)
                                                 -------   -------    -------
                                               $ 439,800   653,411    454,304
                                                 =======   =======    =======

      The provision for income taxes varies from the amount of income tax determined by applying the statutory Federal income tax rate to income before income taxes as a result of the following differences:

                                                       Year Ended June 30,
                                              --------------------------------
                                                1997         1996       1995
                                                ----         ----       ----

       Tax at statutory Federal rate          $ 508,125   720,777    578,599
       Increase (reduction) in taxes
        resulting from:
         Nontaxable municipal income           (121,946) (150,428)  (152,203)
         State tax, net of Federal benefit       54,582    63,264     20,623
         Nondeductible ESOP expenses             35,632    38,625     14,051
        Other, net                              (36,593)  (18,827)    (6,766)
                                                -------   -------    -------

       Actual provision                       $ 439,800   653,411    454,304
                                                =======   =======    =======


       Deferred income tax expense represents the tax effects of reporting income and expense in different periods for financial reporting purposes than tax purposes as follows:

                                                       Year Ended June 30,
                                              --------------------------------
                                                1997         1996       1995
                                                ----         ----       ----

       FHLB stock dividend                    $      -     10,200          -
       Accrued income and expense              (16,820)   (10,302)    (5,519)
       Purchase accounting adjustments          (3,922)    31,554     11,979
       Provision for losses on loans
        and foreclosed real estate               9,134     15,664    (24,716)
       Premises and equipment, tax vs
        book accumulated depreciation           10,708     15,782      1,702
                                               -------    -------    -------

                                              $   (900)    62,898    (16,554)
                                               =======    =======    =======

     State income tax for 1995 reflects credits of $72,536 as a result of settling litigation with the State of Missouri. All remaining credits were utilized in 1995.

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 AND 1995


NOTE 11: Stockholders' Equity and Regulatory Capital

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Savings Bank must follow specific capital guidelines established by the OTS which involve quantitative measures of the Savings Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 1997 the Savings Bank's regulatory capital requirements were:

           . Tangible and core capital of 1.5 percent and 4 percent, respectively, consisting principally of stockholders' equity, but excluding most intangible assets such as goodwill and any net unrealized holding gains or losses on debt securities available for sale.

           . Risk-based capital consisting of core capital plus, subject to certain limitations, the portion of the general valuation allowances related to loans receivable, equal to 8 percent of the value of risk-weighted assets.

     At June 30, 1997, the Savings Bank was classified as "well capitalized" under the prompt corrective action (PCA) regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). To be categorized as "well capitalized", the Savings Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The Savings Bank's capital amounts and classifications are subject to review by federal regulators. There are no conditions or events since June 30, 1997, that management believes have changed the Savings Bank's PCA category.

                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997, 1996 AND 1995


     The following table summarizes the Savings Bank's actual and required regulatory capital as of June 30, 1997 and 1996:

                                                        Tier 1
                                 Tangible      Core     Risk-Based   Risk-Based
                                 Capital      Capital    Capital      Capital
                                 --------     -------   ----------   ----------
                                                (Dollars in Thousands)

  June 30, 1997:
         Actual capital:
           Amount                $ 20,816      20,816       20,816      21,253
           Ratio                    13.35%      13.35%       24.78%      25.62%
         Minimum required capital:
           Amount                $  2,340       4,680        3,360       6,722
           Ratio                     1.50%       4.00%        4.00%       8.00%
         Minimum PCA well-
          capitalized capital:
           Amount                     N/A     $ 7,798        5,041       8,402
           Ratio                      N/A        5.00%        6.00%      10.00%
  June 30, 1996:
         Actual capital:
           Amount                $ 19,620      19,620       19,620      20,247
           Ratio                    12.67%      12.67%       25.65%      26.47%
         Minimum required capital:
           Amount                $  2,324       2,324        3,059       6,119
           Ratio                     1.50%       4.00%        4.00%       8.00%
         Minimim PCA well-
          capitalized capital:
           Amount                     N/A     $ 3,873        4,589       7,649
           Ratio                      N/A        5.00%        6.00%      10.00%


NOTE 12:  Commitments and Contingencies

         In the ordinary course of business, the Savings Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. The Savings Bank is involved in litigation and investigations of a routine nature which are being defended and handled in the ordinary course of business. These matters are not considered significant to the Company's financial condition or results of operations.

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995


NOTE 13:  Off-Balance-Sheet and Credit Risk

    The Company's consolidated financial statements do not reflect various financial instruments to extend credit to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition. A summary of the Company's commitments to extend credit and standby letters of credit is as follows:

                                       Contract or Notional Amount
                                       ---------------------------
                                                  June 30,
                                       ---------------------------
                                            1997           1996
                                            ----           ----

       Commitments to extend credit     $ 2,081,671      4,045,907

       Standby letters of credit        $   126,370        126,370


    At June 30, 1997, total commitments to originate fixed rate loans were $252,367 at interest rates ranging from 7.5% to 9.5%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company's policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the statement of financial condition. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

    The Company grants collateralized commercial, real estate, and consumer loans to customers in southeast Missouri. Although the Company has a diversified portfolio, loans aggregating $77,895,000 at June 30, 1997, are secured by single and multifamily residential real estate in the Company's primary lending area.

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995


NOTE 14:  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1997 and 1996, are summarized as follows:

                                    ------------------------------------------
                                            1997                   1996
                                    -------------------    -------------------
                                    Carrying     Fair      Carrying     Fair
                                     Amount      Value      Amount      Value
                                    --------     -----     --------     -----

     Non-trading instruments and
      nonderivatives:
       Cash and cash
         equivalents            $ 3,425,175   3,425,175   4,477,872   4,477,872
       Certificates of deposits      91,199      91,199     186,512     186,512
       Investment and mortgage-
        backed and related
        securities:
             Available for
               sale              39,577,474  39,577,474  49,980,348  49,980,348
             Held to maturity     4,780,845   4,904,989   4,851,454   4,888,427
       Stock in FHLB of Des
        Moines                    1,519,700   1,519,700   1,519,700   1,519,700
       Loans receivable, net    107,782,977 108,874,000  95,534,657  96,466,000
       Accrued interest
        receivable                1,079,967   1,079,967   1,141,099   1,141,099
       Deposits                 118,704,601 118,228,000 120,138,066 119,940,000
       Advances from FHLB of
        Des Moines               13,535,321  13,489,000  11,550,478  11,505,000


     The following methods and assumptions were used in estimating the fair values of financial instruments:

     Cash and cash equivalents and certificates of deposit are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

     Fair values of securities and mortgage-backed and related securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.

     Stock in FHLB of Des Moines is valued at cost, which represents redemption value and approximates fair value.

     Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

     Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.

     The fair value of certificates of deposit is computed at fixed spreads to treasury securities with similar maturities.

     Fair value of advances from the FHLB of Des Moines is estimated by discounting maturities using an estimate of the current market for similar instruments.

     The carrying amounts of accrued interest approximates their fair value.

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997, 1996 and 1995


NOTE 15:  Mutual to Stock Conversion

     On April 13, 1994, Southern Missouri Savings Bank completed its conversion from mutual to stock form and became the wholly-owned subsidiary of a newly formed Delaware holding company, Southern Missouri Bancorp, Inc. The Company issued 1,785,375 shares of common stock at $10 per share in conjunction with the offering and an additional 17,826 shares of common stock were granted to the Savings Bank's Management Recognition Plan. Net proceeds from the sale of common stock in the offering were $15,160,161 after deduction of conversion costs of $729,369, and unearned compensation related to shares issued to the Employee Stock Ownership Plan and MRP. The Company retained 50% of the net conversion proceeds, less the funds used to originate a loan to the Savings Bank's ESOP for the purchase of shares of common stock, and used the balance of the net proceeds to purchase all of the stock of the Savings Bank in the conversion.

     Deposit account holders and borrowers do not have voting rights in the Savings Bank. Voting rights are vested exclusively with the stockholders of the holding company. Deposit account holders will continue to be insured by the SAIF. A liquidation account was established at the time of conversion in an amount equal to the capital of the Savings Bank as of the date of the latest balance sheet contained in the final prospectus. Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Savings Bank, and only in such event. This share will be reduced if the account holder's or supplemental eligible account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase in the related deposit balance.

     An OTS regulation restricts the stock savings bank's ability to make capital distributions, including paying dividends. The regulation provides that an institution meeting its capital requirements, both before and after its proposed capital distribution, may generally distribute the greater of (1) 75% of its net earnings for the prior four quarters or (2) 100% of its net earnings to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio (defined as the percentage by which the institution's capital-to-asset ratio exceeds the ratio of its capital requirements to its assets) at the beginning of the calendar year without prior supervisory approval. The regulation provides more significant restrictions on payment of dividends in the event that the capital requirements are not met.

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995


NOTE 16:  Condensed Parent Company Only Financial Statements

     The following condensed statements of financial condition and condensed statements of income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                     STATEMENTS OF FINANCIAL CONDITION

                                                            At June 30,
                                                 ----------------------------
Assets                                                  1997           1996
------                                                 ------         ------

Cash and cash equivalents                        $    785,511        868,400
Investment securities - available for sale          3,766,328      4,616,518
ESOP note receivable                                  714,160        918,206
Accrued interest receivable                           106,016        115,991
Income taxes receivable                                16,626         10,285
Fixed assets                                            7,435          9,510
Prepaid expenses                                        3,760          9,445
Equity in net assets of the
 Savings Bank                                      21,031,774     19,694,993
                                                   ----------     ----------
             Total assets                        $ 26,431,610     26,243,348
                                                   ==========     ==========
Liabilities and Stockholders' Equity
------------------------------------

Accrued expense                                  $     31,367         16,054
                                                   ----------     ----------
             Total liabilities                         31,367         16,054
                                                   ----------     ----------

Stockholders' equity                               26,400,243     26,227,294
                                                   ----------     ----------
             Total liabilities and
              stockholders' equity               $ 26,431,610     26,243,348
                                                   ==========     ==========

                          STATEMENTS OF INCOME

                                                     Year Ended June 30,
                                          -------------------------------------
                                               1997          1996         1995
                                              -----         ------       ------

Interest income                           $   376,383      434,458      411,176
Dividend from Savings Bank                    400,000      300,000      722,240
                                            ---------    ---------    ---------
                                              776,383      734,458    1,133,416
Operating expenses                            167,246      154,690      179,453
                                            ---------    ---------    ---------

   Income before income taxes and
    equity in undistributed income of
    the Savings Bank                          609,137      579,768      953,963

Income taxes                                   48,161       62,493       43,596
                                            ---------    ---------    ---------
   Income before equity in undistributed
    income of the Savings Bank                560,976      517,275      910,367

Equity in undistributed income of
 the Savings Bank                             493,711      949,247      337,090
                                            ---------    ---------    ---------

             Net income                   $ 1,054,687    1,466,522    1,247,457
                                            =========    =========    =========

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997, 1996 and 1995


                         STATEMENTS OF CASH FLOWS

                                                 Year Ended June 30,
                                         -----------------------------------
                                           1997          1996          1995
                                           ----          ----          ----
Cash flows from operating activities:
     Net income                        $ 1,054,687    1,466,522     1,247,457
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
     Depreciation                            2,075          865             -
     Equity in undistributed income
      of the Savings Bank                 (493,711)    (949,247)     (337,090)
     Amortization of premiums (discounts)
      on investment securities              33,012       93,996       128,855
     Decrease (increase) in accrued
      interest receivable                    9,975       17,831       (11,208)
     Decrease (increase) in prepaid
      expenses                               5,685        2,211       (11,656)
     Decrease (increase) in income taxes
      receivable                            (6,341)       8,493       (35,279)
     (Decrease) increase in accrued
      expenses                              (2,647)       7,184         6,540
     Decrease in dividends payable               -            -      (135,240)
                                         ---------   ----------    ----------
                  Net cash provided by
                   operating activities    602,735      647,855       852,379
                                        ----------   ----------    ----------

Cash flows from investing activities:
     Principal collected on loan to
      ESOP                                 204,046      204,045       306,069
     Purchase of investment securities,
      available for sale                         -   (2,075,386)            -
     Proceeds from maturities of
      investment securities, available
      for sale                             870,000    2,950,000             -
     Purchase of investment securities,
      held to maturity                           -            -    (2,480,639)
     Proceeds from maturities of
      investment securities, held to
       maturity                                  -            -       500,000
     Purchase of fixed assets                    -      (10,375)            -
                                        ----------   ----------     ---------
                  Net cash provided
                   by (used in)
                   investing
                   activities            1,074,046    1,068,284    (1,674,570)
                                        ----------   ----------    ----------

Cash flows from financing activities:
     Dividends on common stock            (770,517)    (765,035)     (586,040)
     Exercise of stock options              21,000      108,120             -
     Payments to acquire treasury stock (1,010,153)  (1,799,150)            -
                                        ----------   ----------     ---------
                  Net cash used in
                   financing
                   activities           (1,759,670)  (2,456,065)     (586,040)
                                        ----------   ----------    ----------

Net decrease in cash and cash
 equivalents                               (82,889)    (739,926)   (1,408,231)
Cash and cash equivalents at beginning
 of period                                 868,400    1,608,326     3,016,557
                                        ----------   ----------    ----------
Cash and cash equivalents at end
 of period                            $    785,511      868,400     1,608,326
                                        ==========   ==========    ==========

                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996 and 1995


NOTE 17:  Quarterly Financial Data (Unaudited)

     Quarterly operating data for the years ended June 30 is summarized as follows (in thousands):

                                            First    Second     Third   Fourth
          1997:                            Quarter   Quarter   Quarter  Quarter
                                           -------   -------   -------  -------

       Interest income                   $   2,876    2,822     2,821    2,889
       Interest expense                      1,582    1,538     1,607    1,591
                                           -------  -------   -------  -------

       Net interest income                   1,294    1,284     1,214    1,298
       Provision for loan losses                18       22        23      178
       Noninterest income                      144      150       165      159
       Noninterest expense                   1,615      806       754      797
                                           -------  -------   -------  -------

       Income (loss) before income taxes      (195)     606       602      482
       Income taxes                            (97)     181       187      169
                                           -------  -------   -------  -------

       Net income (loss)                 $     (98)     425       415      313
                                           =======  =======   =======  =======


                                            First    Second     Third   Fourth
          1996:                            Quarter   Quarter   Quarter  Quarter
                                           -------   -------   -------  -------

       Interest income                   $   2,613    2,687     2,883   2,827
       Interest expense                      1,527    1,578     1,622   1,581
                                           -------  -------   ------- -------

       Net interest income                   1,086    1,109     1,261   1,246
       Provision for loan losses                15       15        15      15
       Noninterest income                      134      145       212     148
       Noninterest expense                     800      825       793     743
                                           -------  -------   ------- -------

       Income before income taxes              405      414       665     636
       Income taxes                            103      111       211     228
                                           -------  -------   ------- -------

       Net income                        $     302      303       454     408
                                           =======  =======   ======= =======


NOTE 18:  SUPERVISORY AGREEMENT

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the OTS, its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and, more specifically, focuses on the reporting, monitoring, and assessment of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations. In an effort to comply with the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management.

                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995


In connection with the Savings Bank's most recent regulatory examination conducted during the fourth quarter of 1996, OTS examiners noted the Savings Bank's noncompliance with the Supervisory Agreement. Accordingly, additional actions, primarily relating to the Savings Bank's internal operations and lending activities, have been imposed by the OTS on the Savings Bank's management to achieve compliance and improve the operations of the Savings Bank. As a result of the most recent OTS examination and existing Supervisory Agreement, certain growth restrictions have been placed on the Savings Bank. In particular, the Savings Bank may not increase its total assets during any quarter in excess of the amount credited on deposit liabilities during the quarter. Additionally, as a result of the Savings Bank's current regulatory status, the Savings Bank will no longer be eligible for the lowest assessment rate for deposit insurance. Instead, the assessment rate is expected to increase from .065% to .095% of deposits beginning July 1, 1997. This will result in approximately $9,000 in additional costs per quarter for deposit insurance.

During the third quarter of fiscal 1997, the Savings Bank exceeded the growth restriction imposed by the Supervisory Agreement and, as a result, may be subject to sanction for violation of the Supervisory Agreement. The Savings Bank sought an exemption from compliance with the terms of the Supervisory Agreement for its growth during the third quarter and the request was denied. If the OTS determines that a material violation has occurred the OTS may impose the sanctions discussed below. The Savings Bank achieved compliance with the growth limitations during the fourth quarter and has requested a waiver of these growth limitations for future periods.

A Savings association engaging in unsafe and unsound practices is subject to a variety of regulatory enforcement actions. Management believes that the growth restrictions have not to date had an adverse effect on the Savings Bank's operations. In the future, the continued existence of growth restrictions could have a material adverse effect on the operations of the Savings Bank, and, consequently, on the operations of the Company. Failure to achieve compliance with the Supervisory Agreement could lead to further regulatory enforcement actions, including the assessment of civil money penalties against the Savings Bank and/or its officers and directors. To the Savings Bank's knowledge, no such actions have been initiated. The Supervisory Agreement will remain in effect until it is terminated by the OTS.

                     DIRECTORS AND OFFICERS

SOUTHERN MISSOURI BANCORP        SOUTHERN MISSOURI SAVINGS BANK

DIRECTORS:                       DIRECTORS:

Robert A. Seifert                Leonard W. Ehlers
Chairman of the Board            Chairman of the Board
Retired Butler County            Retired court reporter of
 Recorder of Deeds                the 36th Judicial Circuit

Donald R. Crandell               James W. Tatum
President                        Vice-Chairman
Chief Executive Officer          Retired certified public accountant
Chief Financial Officer
                                 Donald R. Crandell
Leonard W. Ehlers                President,
Retired court reporter of        Chief Executive Officer
 the 36th Judicial Circuit
                                 Robert A. Seifert
Thadis R. Seifert                Retired Butler County Recorder of Deeds
Retired former executive
 vice president of Savings       Thadis R. Seifert
 Bank                            Retired former executive vice
                                 president of Savings Bank

Samuel H. Smith
Engineer and majority owner of   Samuel H. Smith
 S.H. Smith and Company, Inc.    Engineer and majority owner of
                                  S.H. Smith and Company, Inc.
James W. Tatum
Retired certified public         Ron Black
accountant                       Stewardship Director General Association
                                  of General Baptists

                                 Douglas Bagby
                                 General Manager Municipal Utilities of
                                  City of Poplar Bluff

OFFICERS:                        OFFICERS:

Donald R. Crandell               Donald R. Crandell
President                        President
Chief Executive Officer          Chief Executive Officer
Chief Financial Officer
                                 Wilma Case
Samuel H. Smith                  Senior Vice President
Secretary                        Chief Operations Officer

                                 Kent Nichols
                                 Senior Vice President
                                 Chaiman Loan Department

                                 Wilma Pratte
                                 Secretary

                                 Robert Stanley Jones
                                 Vice President
                                 Chief Financial Officer

PAGE

                      CORPORATE INFORMATION

CORPORATE HEADQUARTERS           TRANSFER AGENT

531 Vine Street                  Registrar and Transfer Company
Poplar Bluff, Missouri 63901     10 Commerce Drive
                                 Cranford, New Jersey 07016

INDEPENDENT AUDITORS             COMMON STOCK

Kraft, Miles and Tatum           Nasdaq Stock Market
Poplar Bluff, Missouri 63901     Nasdaq Symbol: SMBC

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.
                     ----------------------

ANNUAL MEETING

The Annual Meeting of Stockholders will be held Monday, October 27, 1997, at 9:00 a.m., Central Time, at Greater Poplar Bluff Area Chamber of Commerce Building, 1111 West Pine, Poplar Bluff,Missouri 63901.

FORM 10-KSB

A copy of Form 10-KSB, including financial statement schedules as filed with the Securities and Exchange Commission will be furnished without charge to stockholders as of the record date upon written request to the Secretary, Southern Missouri Bancorp, Inc., 531 Vine Street, Poplar Bluff, Missouri 63901.

                                    Exhibit 21

                          Subsidiaries of the Registrant

Parent
------

Southern Missouri Bancorp, Inc.


                               Percentage                  Jurisdiction or
Subsidiaries (a)              of Ownership             State of Incorporation
----------------              ------------             ----------------------

Southern Missouri
 Savings Bank, FSB                100%                      United States

SMS Financial
 Services, Inc. (b)               100%                        Missouri

---------------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in Item 7 hereof.

(b)   Wholly-owned subsidiary of Southern Missouri Savings Bank, FSB.

                                   Exhibit 23

                              Consent of Auditors

                   [Kraft, Miles & Tatum Letterhead]



                     CONSENT OF INDEPENDENT AUDITORS

     We have issued our report dated August 12, 1997, accompanying the Consolidated Financial Statements incorporated by reference in the Annual Report of Southern Missouri Bancorp, Inc. on Form 10-KSB for the year ending June 30, 1997. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Southern Missouri Bancorp, Inc. on Form S-8 (File No. 333-2320, effective March 13, 1996).


/s/Kraft, Miles & Tatum
KRAFT, MILES & TATUM

Poplar Bluff, Missouri
September 26, 1997

                                   Exhibit 27

                            Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Southern Missouri Bancorp, Inc. for the year ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.

                       Financial Data
                     as of or for the year
Item Number          ended June 30, 1997          Item Description
-----------          -------------------          ----------------

9-03 (1)                 $3,425,175               Cash and due from Banks
9-03 (2)                  1,411,857               Interest-bearing deposits
9-03 (3)                         --               Federal funds sold -
                                                   purchased securities for
                                                   resale
9-03 (4)                         --               Trading account assets
9-03 (6)                 39,577,474               Investment and mortgage
                                                   backed securities held for
                                                   sale
9-03 (6)                  4,780,845               Investment and mortgage
                                                   backed securities held to
                                                   maturity - carrying value
9-03 (6)                  4,904,989               Investment and mortgage
                                                   backed securities held to
                                                   maturity - market value
9-03 (7)                107,782,977               Loans
9-03 (7)(2)                 706,487               Allowance for losses
9-03 (11)               160,393,034               Total assets
9-03 (12)               118,704,601               Deposits
9-03 (13)                13,535,321               Short-term borrowings
9-03 (15)                 1,752,869               Other liabilities
9-03 (16)                        --               Long-term debt
9-03 (19)                        NA               Preferred stock - mandatory
                                                   redemption
9-03 (20)                        --               Preferred stock - no
                                                   mandatory redemption
9-03 (21)                    18,032               Common stocks
9-03 (22)                26,382,211               Other stockholders' equity
9-03 (23)               160,393,034               Total liabilities and
                                                   stockholders' equity
9-04 (1)                  8,064,447               Interest and fees on loans
9-04 (2)                  3,209,150               Interest and dividends on
                                                   investments
9-04 (4)                    134,871               Other interest income
9-04 (5)                 11,408,468               Total interest income
9-04 (6)                  5,562,266               Interest on deposits
9-04 (9)                  6,318,606               Total interest expense
9-04 (10)                 5,089,862               Net interest income
9-04 (11)                   241,300               Provision for loan losses
9-04 (13)(h)                 48,076               Investment securities
                                                   gains/(losses)
9-04 (14)                 3,972,403               Other expenses
9-04 (15)                 1,494,487               Income/loss before income tax
9-04 (17)                        NA               Income/loss before
                                                   extraordinary items
9-04 (18)                        NA               Extraordinary items, less tax
9-04 (19)                        NA               Cumulative change in
                                                   accounting principles
9-04 (20)                 1,054,687               Net income or loss
9-04 (21)                      0.66               Earnings per share - primary
9-04 (21)                      0.66               Earnings per share - fully
                                                   diluted
I.B. 5                         7.28               Net yield - interest earning
                                                   assets - actual
III.C.1. (a)              1,380,000               Loans on non-accrual

III.C.1. (b)                     --               Accruing loans past due 90
                                                   days or more
III.C.2. (c)                     --               Troubled debt restructuring
III.C.2                     277,000               Potential problem loans
IV.A.1                      627,564               Allowance for loan loss -
                                                   beginning of period
IV.A.2                      162,377               Total chargeoffs
IV.A.3                           --               Total recoveries
IV.A.4                      706,487               Allowance for loan loss - end
                                                   of period
IV.B.1                      706,487               Loan loss allowance allocated
                                                   to domestic loans
IV.B.2                           --               Loan loss allowance allocated
                                                   to foreign loans
IV.B.3                           --               Loan loss allowance -
                                                    unallocated