Form 10QSB
period 1997-09-30
SOUTHERN MISSOURI BANCORP INC
filed 1997-11-14
CIK 916907

SOUTHERN MISSOURI BANCORP, INC.

                                FORM 10-QSB

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                   INDEX



                                                       Page No.


PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition      1

     Consolidated Statements of Income                   2

     Consolidated Statements of Cash Flows               3-4

     Notes to Consolidated Financial Statements          5
     (Unaudited)


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                6-15


PART II - Other Information

   Item 1.  Legal Proceedings                             16

   Item 2.  Changes in Securities                         16

   Item 3.  Defaults upon Senior Securities               16

   Item 4.  Submission of Matters to a
            Vote of Security-Holders                      16

   Item 5.  Other Information                             16

   Item 6.  Exhibits and Reports on Form 8-K              16-17

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                __________

                                FORM 10-QSB


(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1997


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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   1,612,094 as of October 31, 1997.

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                       September 30,    June 30,
    ASSETS                                  1997          1997

Cash and cash equivalents             $   7,472,794    3,425,175
Certificates of deposit                      91,121       91,199
Investment and mortgage-backed and
 related securities:
  Available for sale - at estimated
   market value (amortized cost of
   $34,456,403 and $39,571,322 at
   September 30, 1997 and June 30, 1997,
   respectively)                         34,358,233   39,577,474
  Held to maturity - at amortized cost
   (estimated market value of $4,909,487
   and $4,904,989 at September 30, 1997
   and June 30, 1997, respectively)       4,762,313    4,780,845
Stock in Federal Home Loan Bank of
   Des Moines                             1,519,700    1,519,700
Loans receivable, net                   111,943,066  107,782,977
Accrued interest receivable                 961,205    1,079,967
Foreclosed real estate, net                  77,661       54,838
Premises and equipment                    1,759,524    1,682,075
Prepaid expenses and other assetS           351,565      398,784

    Total assets                      $ 163,297,182  160,393,034



LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                              $ 117,294,449  118,704,601
Advances from borrowers for taxes
  and insurance                             415,095      321,609
Advances from FHLB of Des Moines         17,531,338   13,535,321
Accounts payable and other liabilities      727,413      582,825
Accrued interest payable                    952,549      848,435
    Total liabilities                   136,920,844  133,992,791

Commitments and contingencies                   -          -

See accompanying notes to consolidated financial statements.

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)

                                       September 30,    June 30,
                                           1997          1997

Preferred stock, $.01 par value; 500,000
  shares authorized; none issued and
  outstanding                                  -            -
Common stock, $.01 par value; 3,000,000
  shares authorized; 1,803,201 shares
  issued and outstanding                    18,032       18,032
Additional paid-in capital              17,617,691   17,579,778
Retained earnings - substantially
  restricted                            12,639,315   12,476,753
Treasury stock of 191,107 shares at
  September 30, 1997 and 169,898 shares
  at June 30, 1997, at cost             (3,048,263)  (2,680,183)
Common stock acquired by ESOP             (663,149)    (714,160)
Common stock acquired by MRP              (248,506)    (279,368)
Unrealized gain on investment and
  mortgage-backed securities
  available for sale                        64,793        2,966
Minimum pension liability                   (3,575)      (3,575)
    Total stockholders' equity          26,376,338   26,400,243

    Total liabilities and
      stockholders' equity           $ 163,297,182  160,393,034








See accompanying notes to consolidated financial statements.

                  SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                           Three Months Ended
                                              September 30,
                                            1997          1996
Interest income:
  Loans receivable                      $ 2,196,470    1,949,722
  Investment securities                     255,298      344,681
  Mortgage-backed related securities        395,123      566,246
  Other interest-earning assets              28,844       15,399
     Total interest income                2,875,735    2,876,048
Interest expense:
  Deposits                                1,374,213    1,412,466
  Advances from FHLB                        232,724      169,677
     Total interest expense               1,606,937    1,582,143

     Net interest income                  1,268,798    1,293,905
Provision for loan losses                    22,500       17,500

     Net interest income after
      provision for loan losses           1,246,298    1,276,405

Noninterest income:
  Gain on mortgage-backed securities,
   available for sale                        31,612          -
  Insurance commissions                      71,594       89,706
  Banking service charges                    48,876       38,645
  Net income on foreclosed real estate         (554)      (2,532)
  Loan late charges                          12,853       10,542
  Other                                       8,414        7,910
     Total noninterest income               172,795      144,271
Noninterest expense:
  General and administrative:
    Compensation and benefits               589,907      555,749
    Occupancy and equipment                  79,742       79,825
    SAIF special assessment                     -        779,184
    SAIF deposit insurance premium           29,063       70,322
    Provisions for losses on foreclosed
      real estate                             7,889       (3,422)
    Professional fees                        37,092       24,108
    Advertising                              31,786       22,352
    Postage and office supplies              26,091       23,176
    Other                                    65,409       64,292
     Total noninterest expense              866,979    1,615,586
Income (loss) before income taxes           552,114     (194,910)

Income taxes                                194,963      (96,663)
Net income (loss)                     $     357,151      (98,247)

Earnings per share                    $         .22         (.06)
Dividends per share                   $        .125         .125

See accompanying notes to consolidated financial statements.

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended
                                                September 30,
                                            1997           1996
Cash flows from operating activities:
  Net income(loss)                     $    357,151      (98,247)
   Items not requiring (providing) cash:
     Depreciation and amortization           51,753       41,159
     MRP expense and ESOP expense           119,786      104,784
     Gain on sale of mortgage-backed
      securities - available for sale       (31,612)         -
     Provision for loan losses               22,500       17,500
     Loss (gain) on foreclosed real
      estate, net                             7,889       (3,422)
     Net amortization of deferred income,
      premiums, and discounts                33,031       31,872
  Changes in:
     Accrued interest receivable            118,762       82,539
     Prepaid expenses and other assets       39,401       42,462
     Accounts payable and other
      liabilities                           108,166      721,592
     Accrued interest payable               104,114       73,389

     Net cash provided by operating
       activities                           930,941    1,013,628

Cash flows from investing activities:
  Net increase in loans                  (4,207,183)  (4,224,069)
  Proceeds from maturing investment
    securities, available for sale        1,680,000    1,933,400
  Proceeds from maturing investment
    securities, held to maturity                 -         30,000
  Proceeds from sales of mortgage-backed
    securities, available for sale        2,303,652          -
  Proceeds from maturing mortgage-backed
    securities, available for sale        1,328,063    1,266,979
  Proceeds from maturing mortgage-backed
    securities, held to maturity             16,848       12,576
  Purchase of premises and equipment       (121,384)    (160,716)
  Proceeds from sale of foreclosed
    real estate                                 -          3,400

     Net cash provided(used)in
       investing activities                  999,996  (1,138,430)






See accompanying notes to consolidated financial statements.

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended
                                                September 30,
                                            1997           1996
 Cash flows from financing activities:
  Net decrease in deposits               (1,410,152)    (571,481)
  Net increase in advances from
   borrowers for taxes and insurance         93,486       79,430
  Net increase in advances from
   FHLB of Des Moines                     3,996,017      996,323
  Dividends on common stock                (194,589)    (192,621)
  Payments to acquire treasury stock       (368,080)    (983,588)

    Net cash provided (used) by
     financing activities                 2,116,682     (671,937)

Increase (decrease) in cash
 and cash equivalents                     4,047,619     (796,739)

Cash and cash equivalents
 at beginning of period                   3,425,175    4,477,872

Cash and cash equivalents
 at end of period                      $  7,472,794    3,681,133

Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities
Conversion of loans to
  foreclosed real estate               $     32,670      112,660
Conversion of foreclosed real
  estate to loans                      $      9,000       11,400

Cash paid during the period for
Interest (net of interest credited)    $    404,847      506,334
Income taxes                           $     50,000          -




See accompanying notes to consolidated financial statements

            SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




(1> The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year.

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

Supervisory Agreement

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the OTS, its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and, more specifically, focuses on the reporting, monitoring, and assessment of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations. In an effort to comply with

             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS' s policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management.

In connection with the Savings Bank's most recent regulatory examination conducted during the fourth quarter of 1996, OTS examiners noted the Savings Bank's noncompliance with the Supervisory Agreement. Accordingly, additional actions, primarily relating to the Savings Bank's internal operations and lending activities, have been imposed by the OTS on the Savings Bank's management to achieve compliance and improve the operations of the Savings Bank. As a result of the most recent OTS examination and existing Supervisory Agreement, certain growth restrictions have been placed on the Savings Bank. Additionally, as a result of the Savings Bank s current regulatory status, the Savings Bank will no longer be eligible for the lowest assessment rate for deposit insurance. Instead, the assessment rate increased from .065% to .095% of deposits beginning July 1, 1997. This will result in approximately $9,000 in additional costs per quarter for deposit insurance.

During the third quarter of fiscal 1997, the Savings Bank exceeded the growth restriction imposed by the Supervisory Agreement and, as a result, may be subject to sanction for violation of the Supervisory Agreement. The Savings Bank sought an exemption from compliance with the terms of the Supervisory Agreement for its growth during the third quarter and the request was denied. If the OTS determines that a material violation has occurred the OTS may impose the sanctions discussed below. The Savings Bank achieved compliance with the growth limitations during the fourth quarter of fiscal 1997. The Savings Bank requested a waiver of the growth limitations for future periods and received permission for an asset growth rate of 2 percent per quarter beginning with the quarter ending September 30, 1997.

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


Quantitative and Qualitative Disclosures About Market Risk

In January, 1997, the SEC adopted new rules about registrants accounting policies for derivatives, and quantitative and qualitative disclosures about market risk (Item 305 of Regulation S-K) inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments. Registrants are required to disclose quantitative information about market risk, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other market or price risks (equity price risk) for trading and other than trading portfolios in accordance with one or more of three alternatives. The disclosure alternatives include tabular presentation of fair values of market risk sensitive financial instruments and contract terms sufficient to determine cash flows from those instruments, categorized by maturity dates; sensitivity analysis of potential losses in future earnings, fair values or cash flows of market risk sensitive financial instruments from selected hypothetical changes in market rates or prices; and value at risk disclosures of potential losses in future earnings, fair values or cash flows of market risk sensitive instruments over a selected period using a selected likelihood of occurrence from changes in market rates or prices. Registrants are also required to disclose qualitative information about market risk for trading and other than trading portfolios. Qualitative disclosures include the registrant's primary market risk, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other market or price risks (equity price risk); approach to managing these risks, including discussion of objectives, strategies and instruments used; and changes in either of the above two qualitative disclosures compared to the most recent fiscal year and if known, in future periods.

The Savings Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Savings Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Savings Bank is subject to interest rate risk. A discussion of the Savings Bank's quantitative and qualitative disclosures about market risk is discussed in the following paragraphs.

The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Savings Bank has an exposure to
             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

interest rate risk, including short-term U.S. prime interest rates. The Savings Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Savings Bank's assets by originating loans with interest rates subject to periodic adjustment to market conditions. Accordingly, when possible, the Savings Bank has emphasized the origination of adjustable-rate mortgage (ARM) loans for retention in its portfolio, and originates a limited amount of fixed-rate loans. In addition the Savings Bank maintains the majority of its investment portfolio with maturities up to ten years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and one- to three-year certificates of deposit. Management does not anticipate that either financial objectives, strategies or instruments used, to reduce its interest rate risk exposure will change significantly in the near future.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Cash and cash equivalents and other assets and liabilities are valued at their carrying amounts. Loans, deposits and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions. Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Utilizing this measurement concept, at June 30, 1997, the change in the Savings Bank's NPV as a percent of the present value of its assets was negative 2.36% in the event of a 200 basis point increase in interest rates. The interest rate risk rule did not have a significant effect on risk based capital at June 30, 1997. This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table, sets forth as of the most recent date available from the OTS, June 30, 1997, the estimated changes in fair value of equity, based on the indicated interest rate environments:

  Change (In
 Basis Points)                                  NPV as %  of PV
 in Interest    Estimated Net Portfolio Value       of Assets

    Rates     $ Amount  $ Change  % Change    NPV Ratio BP Change
              (Dollars in Thousands)

   +400       $ 13,510   (10,375)     (43)%      9.23%    (582)bp
   +300         16,650    (7,235)     (30)      11.10     (395)bp
   +200         19,455    (4,430)     (19)      12.69     (236)bp
   +100         21,927    (1,957)      (8)      14.03     (101)bp
      0         23,885                          15.04
   -100         25,246     1,361        6       15.72       67 bp
   -200         26,308     2,424       10       16.21      117 bp
   -300         27,455     3,571       15       16.75      170 bp
   -400         28,878     4,993       21       17.40      236 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Further, in the event of a change in particular, short-term U.S. prime interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Year 2000

The Savings Bank is reviewing computer applications with its outside data processing software vendors to ensure operational and financial systems are not adversely affected by Year 2000 software failures. All major customer applications are processed internally by the Savings Bank' s data processing department. The software vendors have indicated that they expect to modify existing programs to make them year 2000 compliant. Management of the Savings Bank is unable to estimate any additional expense
             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

related to this issue. Any year 2000 compliance failures could result in additional expense to the Savings Bank.

Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net income. The Savings Bank has an agreement with the Federal Home Loan Bank
(FHLB) of Des Moines to provide cash advances, should the Savings Bank need additional funds. Commitments to originate fixed rate and adjustable-rate mortgage loans at September 30, 1997 were approximately $1,213,000 and $2,824,000, respectively.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The present minimum level of liquidity required by regulation is 5%. The Savings Bank's liquidity ratio was approximately 9.8% at September 30, 1997.

Investment and mortgage-backed and related securities with a carrying value of $34,358,000 are classified as available for sale at September 30, 1997. Such securities are carried at fair value and can be liquidated with no further impact on capital. The Company's unrealized gains and losses on investment and mortgage-backed and related securities net of applicable income taxes, are recorded in stockholders' equity.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Savings Bank is required to maintain tangible capital, core capital, tier 1 risk-based capital (core capital to risk-weighted assets), and risk-based capital of 1.5%, 4%, 4%, and 8%. The Savings Bank met such capital requirements at September 30, 1997.

             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at September 30, 1997:
                             Unaudited Regulatory Capital

                                               Tier 1
                  Tangible      Core     Risk-Based  Risk-Based

 Stockholders' equity
  per consolidated
  financial
 statements    $ 26,376,338  26,376,338   26,376,338  26,376,338

Stockholders' equity of
 Southern Missouri Bancorp,
 Inc. not available
 for regulatory capital
 purposes        (4,939,379) (4,939,379)  (4,939,379) (4,939,379)

GAAP capital     21,436,959  21,436,959   21,436,959  21,436,959

General valuation
 allowances             -           -            -       738,958

Non-includable unrealized
 gain on investment and
 mortgage-backed and related
 securities available for
 sale               (10,756)    (10,756)     (10,756)    (10,756)

Non-includable deferred
 tax assets        (190,323)   (190,323)    (190,323)   (190,323)

Non-includable intangible
 assets             (48,216)    (48,216)     (48,216)    (48,216)

Regulatory
 capital         21,187,664  21,187,664   21,187,664  21,926,622

Regulatory capital
 requirement     (2,384,000) (4,769,000)  (3,459,000) (6,917,000)

 Regulatory capital
   - excess    $ 18,803,664  16,418,664   17,728,664  15,009,622

Regulatory capital
 ratio                13.33%      13.33        24.50%      25.36%
Regulatory capital
 requirement           1.50        4.00         4.00        8.00

 Regulatory capital
   ratio - excess     11.83%        9.33%       20.50%     17.36%





             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition

Total assets increased from $160,393,000 at June 30, 1997 to $163,297,000 at September 30, 1997. Cash flows from sales, maturities and prepayments of securities, advances from the FHLB of Des Moines, and cash and cash equivalents were used to originate loans and fund deposits. The Savings Bank intends to borrow from the FHLB when the cost of such borrowings is less than the overall cost of retail deposits or in the event of other cash flow needs. Premises and equipment increased due to upgrading of the data processing system. Accounts payable and other expenses increased due to an increase in income taxes
payable.   This was a result of recording net income in 1997
versus a net loss in 1996.

Additional paid-in capital and common stock acquired by the ESOP and MRP changed as a result of the recognition of compensation expense for the ESOP and MRP. Unrealized gain on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a gain of $3,000 at June 30, 1997 to a gain of $65,000 at September 30, 1997. The balance is expected to fluctuate in the future based on changes in interest rates, as well as the amount and maturities of securities and mortgage-backed securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

Net Income

Net income for the three-months ended September 30, 1997 was $357,000 compared with a net loss of $98,000 for the three-months ended September 30, 1996. The loss for 1996 was due to recording a charge to income of $779,000 related to a special assessment for the Savings Association Insurance Fund(SAIF).

Net Interest Income

Net interest income decreased by $25,000 from $1.29 million for 1996 to $1.27 million in 1997. Net interest income decreased due to a lower interest rate spread and partially offset by a higher interest-earning assets. Interest expense increased principally due to an increase in average interest-bearing liabilities.

Interest Income

Interest income was $2.88 million for the three-months ended
September 30, 1996 and 1997.



             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest on loans receivable increased from $1.95 million in 1996 to $2.20 million in 1997 as a result of higher average loans outstanding for 1997, offset by a slightly lower yield. The weighted-average yield on loans decreased from 7.84% for 1996 to 7.76% for 1997. Interest on mortgage-backed securities (MBSs) decreased due to a lower average balance and a lower weighted average yield. The weighted-average yield on mortgage-backed securities decreased from 6.53% in 1996 to 6.35% in 1997. Interest on investment securities decreased due to lower interest rates and a lower average balance. The weighted-average yield on investment securities decreased from 6.46% in 1996 to 5.75% in 1997.

Interest on other interest-earning assets increased as a result of higher average balances. Interest rates on overnight funds and short term deposits remained substantially the same. The components of interest-bearing assets change from time to time based on the availability and interest rates of loans, investment securities, and MBSs.

            SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Expense

Interest expense increased by $25,000 from $1.58 million in 1996 to $1.61 million in 1997 due to higher average interest-bearing liabilities and slightly higher interest rates. The weighted-average rate on interest-bearing liabilities increased from 4.78% for the three-months ended September 30, 1996 to 4.80% for the three-months ended September 30, 1997.

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

For the three-months ended September 30, 1997, the Savings Bank established a provision for loan losses of $22,500 compared with $17,500 for the three-months ended September 30, 1996.

Following is a summary of activity in the allowance for loan losses for the three months ended September 30, 1997 and 1996:

                                        1997         1996
   Balance, beginning of period     $ 706,487    627,564
   Loans charged off - consumer        (1,377)       -
   Recoveries of loans previously
    charged off - consumer             11,348        -
   Net recoveries (charge-offs)         9,971        -

   Provision charged to expense        22,500     17,500

   Balance, end of period           $ 738,958    645,064

   Ratio of net charge-offs during
    the period to average loans
    outstanding during the period         .01%       -

The book value of non-accrual loans at September 30, 1997 was $1,358,000 compared to $1,380,000 at June 30, 1997. The average balance of nonaccrual loans for the three months ended September 30, 1997 was approximately $1,347,000. Allowance for losses on nonaccrual loans amounted to approximately $31,000 at September 30, 1997. For the three months ended September 30, 1997 and 1996, gross interest income which would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to approximately $30,000 and $13,000, respectively. The amount of interest income included in the Company's net earnings for the three months ended September 30, 1997 and 1996 was approximately $20,000 and $13,000, respectively.

The following table sets forth information with respect to the Savings Bank's nonaccrual loans at September 30, 1997 and June
30, 1997:

 Loans accounted for on a
  nonaccrual basis:
   Residential real estate          $  837    922
   Commercial real estate              306    279
   Commercial                           -      -
   Consumer                             46     24
   Mobile homes                        169    155
     Total                         $ 1,358  1,380

 Total loans delinquent 90 days
   or more to net loans               1.21%  1.28%

Nonaccrual residential real estate loans at September 30, 1997 consists of 37 loans in the Savings Bank's market area that range in balances from $2,000 to $81,000. On a majority of these loans, the borrowers are communicating and cooperating with the Savings Bank and are making payments, but are unable to bring their loans to a current status. Management anticipates no significant loss on these loans.

At September 30, 1997, the Savings Bank had an aggregate of $287,000 of loans to a borrower that were secured by commercial property. As of that date, these loans were 90 to 200 days past due. Management is in the process of foreclosing on these loans. Management believes that the loans are well secured and a loss on these loans, if any, will be minimal.

Nonaccrual mobile home loans at September 30, 1997 consists of loans made by a local dealer and underwritten by the Savings Bank. Management has assigned an officer to these loans in an effort to reduce the level of past due loans. The dealer is cooperating with the Savings Bank in bringing the mobile homes to his lot, refurbishing them and then reselling them. The Savings Bank has discontinued underwriting new loans for this dealer, except for the mobile homes that he is reselling. Reserves for losses maintained by the dealer at September 30, 1997 totaled $50,000.

Management believes that the allowance for loan losses is adequate. The Savings Bank does not accrue interest on loans more than 90 days past due.



            SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Noninterest Income

Noninterest income increased from $144,000 for the three-months ended September 30, 1996 to $173,000 for 1997. The Savings Bank realized net gains on sales of MBSs of $32,000 in 1997, compared to none in 1996. Gains on sales of MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future. Commissions on insurance decreased from $90,000 for 1996 to $72,000 for 1997. Banking service charges increased from $39,000 for 1996 to $49,000 for 1997 due to increased checking account activity.

Noninterest Expense

Noninterest expense decreased from $1,616,000 for the three months ended September 30, 1996 to $867,000 for the three months ended September 30, 1997.

Legislation was enacted September 30, 1996 to recapitalize the Savings Association Insurance Fund. The Savings Bank was assessed .657 percent of deposits at March 31, 1995. This assessment of $779,000 was paid on November 28, 1996.

Compensation and benefits increased from $556,000 for 1996 to $590,000 for 1997 due to salary increases and additional employees. SAIF deposit insurance premium decreased from $70,000 in 1996 to $29,000 for 1997 as a result of a substantially lower assessment rate effective January 1, 1997. Provision for losses on foreclosed real estate was a net credit of $3,000 for 1996 and a net loss of $8,000 for 1997. Professional fees, which includes supervisory examination fees, increased from $24,000 for 1996 to $37,000 for 1997 as a result of legal fees paid regarding the Supervisory Agreement. Advertising increased from $22,000 for 1996 to $32,000 for 1997 due to an increase in cost and an increase in advertising activity in general.

Income Taxes

Income tax expense is $195,000 in 1997 compared to a tax benefit of $97,000 for 1996 as a result of the SAIF special assessment. The effective rate of the tax benefit for 1996 was affected by the relationship of nontaxable municipal interest income to income before income taxes.

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



                      SOUTHERN MISSOURI BANCORP, INC.
                               (Registrant)


Date: November 13, 1997      BY: Donald R. Crandell
                                 Donald R. Crandell,
                                 Chief Executive Officer
                                 Chief Financial Officer and
                                 Duly Authorized Officer






Exhibit 11
              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
           STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS




                                       Three Months Ended
                                           September 30,
                                        1997        1996
Primary
  Average shares
    outstanding                    $ 1,556,888   1,572,921

  Net effect of dilutive
    stock options - based
    on the treasury stock
    method using average
    market price                        48,185      33,907

    Total                            1,605,073   1,606,828

    Net income (loss)              $   357,151     (98,247)

    Earnings per share             $       .22        (.06)


  Fully Diluted
    Average shares
      outstanding                    1,556,888   1,572,921

  Net effect of dilutive
    stock options   - based
    on the treasury stock
    method using the period
    end market price, if
    greater than average
    market price                        48,920      36,442

        Total                        1,605,808   1,609,363

    Net income (loss)              $   357,151     (98,247)

    Earnings per share             $       .22        (.06)