Form 10QSB
period 1997-12-31
SOUTHERN MISSOURI BANCORP INC
filed 1998-02-13
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                __________

                            FORM 10-QSB


(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     December 31, 1997

                               OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:   1,596,594 as of January 31, 1998.


                 SOUTHERN MISSOURI BANCORP, INC.

                            FORM 10-QSB


               FOR THE QUARTER ENDED DECEMBER 31, 1997

                               INDEX



                                                       Page No.


PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Financial Condition       1

     Consolidated Statements of Income                    2

     Consolidated Statements of Cash Flows               3-4

     Notes to Consolidated Financial Statements           5
       (Unaudited)


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                6-16


PART II - Other Information

   Item 1.  Legal Proceedings                             17

   Item 2.  Changes in Securities                         17

   Item 3.  Defaults upon Senior Securities               17

   Item 4.  Submission of Matters to a
            Vote of Security-Holders                      17

   Item 5.  Other Information                             17

   Item 6.  Exhibits and Reports on Form 8-K              18

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)

                                       December  31,    June 30,
          ASSETS                           1997           1997
Cash and cash equivalents           $   5,872,009      3,425,175
Certificates of deposit                    91,042         91,199
Investment and mortgage-backed and
 related securities:
   Available for sale - at estimated
    market value (amortized cost of
    $27,781,816 and $39,571,322 at
    December 31, 1997 and June 30, 1997,
    respectively)                      27,805,944     39,577,474
   Held to maturity - at amortized
    cost (estimated market value of
    $4,889,339 and $4,904,989 at
    December 31, 1997 and June 30, 1997,
    respectively)                       4,647,311      4,780,845
Stock in Federal Home Loan Bank
   of Des Moines                        1,519,700      1,519,700
Loans receivable, net                 116,791,657    107,782,977
Accrued interest receivable             1,003,535      1,079,967
Foreclosed real estate, net                65,861         54,838
Premises and equipment                  1,796,611      1,682,075
Prepaid expenses and other assets         332,642        398,784
  Total assets                      $ 159,926,312    160,393,034

  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                            $ 110,982,085    118,704,601
Advances from borrowers for taxes
  and insurance                           116,948        321,609
Advances from FHLB of Des Moines       21,027,276     13,535,321
Accounts payable and other liabilities    559,986        582,825
Accrued interest payable                  688,804        848,435
  Total liabilities                   133,375,099    133,992,791

Commitments and contingencies

Preferred stock, $.01 par value; 500,000
 shares authorized; none issued and
 outstanding                                  -             -
Common stock, $.01 par value; 3,000,000
 shares authorized; 1,803,201 shares
 issued                                    18,032         18,032
Additional paid-in capital             17,662,612     17,579,778
Retained earnings - substantially
 restricted                            12,738,976     12,476,753
Treasury stock of 191,107 shares at
 December 31, 1997 and 169,898 shares
 at June 30, 1997, at cost             (3,050,013)    (2,680,183)
Common stock acquired by ESOP            (612,137)      (714,160)
Common stock acquired by MRP             (218,506)      (279,368)
Unrealized gain on investment and
 mortgage-backed securities available
 for sale                                  15,824          2,966
Minimum pension liability                  (3,575)        (3,575)
   Total stockholders' equity          26,551,213     26,400,243

   Total liabilities and
    stockholders' equity            $ 159,926,312    160,393,034

See accompanying notes to consolidated financial statements.


             SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                  1997        1996        1997        1996
Interest income:
 Loans receivable             $ 2,279,525   2,002,973   4,475,995    3,952,695
 Investment securities            275,285     256,879     530,583      601,560
 Mortgage-backed and related
  securities                      312,122     548,215     707,245    1,114,461
 Other interest-earning assets     29,911      14,568      58,755       29,967
   Total interest income        2,896,843   2,822,635   5,772,578    5,698,683

Interest expense:
 Deposits                       1,298,976   1,368,068   2,673,189    2,780,534
 Advances from FHLB
  of Des Moines                   289,773     170,409     522,497      340,086
   Total interest expense       1,588,749   1,538,477   3,195,686    3,120,620
   Net interest income          1,308,094   1,284,158   2,576,892    2,578,063

Provision for loan losses         113,959      22,500     136,459       40,000

   Net interest income after
    provision for loan losses   1,194,135   1,261,658   2,440,433    2,538,063

Noninterest income:
 Gain (loss) on sale of investment
  securities, available for sale     (390)     53,389        (390)      53,389
 Gain (loss) on sale of mortgage-backed
  securities, available for sale   37,656     (53,424)     69,268      (53,424)
 Insurance commissions             84,736      92,668     156,330      182,374
 Banking service charges           44,536      46,471      93,413       85,116
 Net income on foreclosed real
  estate                           (3,965)     (9,214)     (4,519)     (11,746)
 Loan late charges                 14,217      13,705      22,630       24,247
 Other                              2,471       5,958      15,324       13,868
   Total noninterest income       179,261     149,553     352,056      293,824

Noninterest expense:
 Compensation and benefits        577,646     502,335   1,167,553    1,058,084
 Occupancy and equipment           91,186      78,808     170,928      158,633
 SAIF special assessment              -           -           -        779,184
 SAIF deposit insurance premium    28,004      69,858      57,067      140,180
 Gain foreclosed real estate,net   (3,551)    (14,738)      4,338      (18,160)
 Professional fees                 93,231      36,603     130,323       60,711
 Advertising                       32,434      27,111      64,220       49,463
 Postage and office supplies       26,762      28,513      52,853       51,689
 Other                             56,911      77,219     122,320      141,511
   Total noninterest expense      902,623     805,709   1,769,602    2,421,295

Income before income taxes        470,773     605,502   1,022,887      410,592

Income taxes                      177,584     180,950     372,547       84,287
Net income                    $   293,189     424,552     650,340      326,305

Basic earnings per
 common share                 $       .19          .27        .42          .21

Diluted earnings per
 common share                 $       .18          .27        .41          .21

Dividends per share            $      .125         .125       .250         .250

See accompanying notes to consolidated financial statements.

                  SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        Six Months Ended
                                                           December 31,
                                                      1997          1996
Cash flows from operating activities:
 Net income                                      $   650,340       326,305
Items not requiring (providing) cash:
 Depreciation and amortization                       104,224        83,409
 MRP expense and ESOP expense                        245,719       209,465
 (Gain) loss on sale of investment securities -
   available for sale                                    390       (53,389)
 (Gain) loss on sale of mortgage-backed securities -
   available for sale                                 (69,268)      53,424
 Provision for loan losses                            136,459       40,000
 Loss (gain) on foreclosed real estate, net             4,338      (18,160)
 Net amortization of deferred income,
   premiums, and discounts                             64,343       58,393
Changes in:
 Accrued interest receivable                           76,432      129,593
 Prepaid expenses and other assets                     58,324      284,294
 Accounts payable and other liabilities               (22,839)     (44,750)
 Accrued interest payable                            (159,631)    (110,930)

   Net cash provided by operating activities        1,088,831      957,654

Cash flows from investing activities:
 Net increase in loans                             (9,122,741)  (6,867,375)
 Proceeds from sales of investment securities,
  available for sale                                  999,219    1,578,200
 Proceeds from maturing investment securities,
  available for sale                                1,830,000    3,538,955
 Proceeds from maturing investment securities,
  held to maturity                                        -         30,000
 Proceeds from sales of mortgage-backed
  securities, available for sale                    6,337,653      639,376
 Proceeds from maturing mortgage-backed
  securities, available for sale                    2,662,033    2,453,518
 Proceeds from maturing mortgage-backed
  securities, held to maturity                         51,607       16,860
 Proceeds from maturing certificates
  of deposit                                              -         95,000
 Purchase of premises and equipment                  (210,942)    (303,351)
 Proceeds from sale of foreclosed real estate           4,343        4,700

   Net cash provided by investing activities        2,551,172    1,185,883

Cash flows from financing activities:
 Net decrease in deposits                          (7,722,516)  (1,399,846)
 Net decrease in advances from
  borrowers for taxes and insurance                  (204,661)    (217,915)
 Net increase in advances from FHLB of Des Moines   7,491,955    1,992,572
 Dividends on common stock                           (388,117)    (385,244)
 Payments to acquire treasury stock                   (369,830)    (983,588)
   Net cash used by financing activities            (1,193,169)    (994,021)

Increase in cash and cash equivalents                2,446,834    1,149,516

Cash and cash equivalents at beginning of period     3,425,175    4,477,872

Cash and cash equivalents at end of period        $  5,872,009    5,627,388

Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities

Conversion of loans to foreclosed real estate     $      6,094      132,446
Conversion of foreclosed real estate to loans     $      6,950       39,100


Cash paid during the period for
Interest (net of interest credited)               $    792,199    1,063,670
Income taxes                                      $    241,000        8,500

See accompanying notes to consolidated financial statements



                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the three and six month periods ended
      December 31, 1997 are not necessarily indicative of the results of operations for the entire fiscal year.

(2) In February 1997, the FASB issued SFAS No. 128, Earnings per Share and SFAS No. 129, Disclosure of Information about Capital Structure. The Statements supersede APB Opinion No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share. The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997. Following is a summary of basic and diluted earnings per common share for the three months and six months ended December 31, 1997 and the three months and six months ended December 31, 1996, as restated, under SFAS No. 128:

                                     Three Months Ended     Six Months Ended
                                        December 31,           December 31,
                                      1997       1996       1997       1996
      Net earnings               $   293,189    424,552    650,340    326,305

      Weighted-average shares -
       Basic EPS                   1,548,151  1,548,463  1,552,120  1,557,654

      Stock options under treasury
       stock method                   51,996     33,300    49,800      33,232
      Weighted-average shares -
       Diluted EPS                 1,600,147  1,581,763  1,601,920  1,590,886

      Basic earnings per common
       share                     $       .19        .27        .42        .21

      Diluted earnings per common
       share                     $       .18        .27        .41        .21

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

Regulatory Matters and Supervisory Agreement

On February 10, 1998, the Office of Thrift Supervision (OTS) approved the conversion of Southern Missouri Savings Bank from a federal savings and loan to a state-chartered savings bank utilizing the SASSER Amendment with the simultaneous election for Southern Missouri Savings Bank to be treated as a savings association with Southern Missouri Savings Bank's holding company, Southern Missouri Bancorp, Inc. to remain OTS regulated. The anticipated consummation of the conversion will be in the first calendar quarter of 1998.

On December 21, 1994, the Savings Bank voluntarily entered into a Supervisory Agreement with the Office of Thrift Supervision, its primary federal regulator. The Supervisory Agreement generally concerns the Savings Bank's investment portfolio and, more specifically, focuses on the reporting, monitoring, and assessment

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


of interest rate risk in connection with the Savings Bank's portfolio of collateralized mortgage obligations (CMO's). In an effort to comply with the Supervisory Agreement, the Savings Bank has hired a Chief Financial Officer who serves primarily as a senior investment officer. In addition, the Savings Bank revised its Investment Policy to conform more closely to the OTS's policy on securities activities and implemented additional procedures to review the investment activities and monitor interest rate risk management.

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

A savings association engaging in unsafe and unsound practices is subject to a variety of regulatory enforcement actions. Management believes that the growth restrictions have not to date had an adverse effect on the Savings Bank s operations. In the future, the continued existence of growth restrictions could have a material adverse effect on the operations of the Savings Bank, and, consequently, on the operations of the Company. Failure to achieve compliance with the Supervisory Agreement could lead to further regulatory enforcement actions, including the assessment of civil money penalties against the Savings Bank and/or its officers and directors. To the Savings Bank s knowledge, no such actions have been initiated. The Supervisory Agreement will remain in effect until it is terminated by the OTS.


                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Quantitative and Qualitative Disclosures About Market Risk

In January, 1997, the SEC adopted new rules about registrants' accounting policies for derivatives, and quantitative and qualitative disclosures about market risk (Item 305 of Regulation S-K) inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments. Registrants are required to disclose quantitative information about market risk, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other market or price risks (equity price risk) for trading and other than trading portfolios in accordance with one or more of three alternatives. The disclosure alternatives include tabular presentation of fair values of market risk sensitive financial instruments and contract terms sufficient to determine cash flows from those instruments, categorized by maturity dates; sensitivity analysis of potential losses in future earnings, fair values or cash flows of market risk sensitive financial instruments from selected hypothetical changes in market rates or prices; and value at risk disclosures of potential losses in future earnings, fair values or cash flows of market risk sensitive instruments over a selected period using a selected likelihood of occurrence from changes in market rates or prices. Registrants are also required to disclose qualitative information about market risk for trading and other than trading portfolios. Qualitative disclosures include the registrant's primary market risk, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other market or price risks (equity price risk); approach to managing these risks, including discussion of objectives, strategies and instruments used; and changes in either of the above two qualitative disclosures compared to the most recent fiscal year and if known, in future periods.

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

The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Savings Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Savings Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Savings Bank's assets by originating loans with interest rates subject to periodic adjustment to market conditions. Accordingly, when possible, the Savings Bank has emphasized the origination of adjustable-rate mortgage (ARM) loans for retention in its portfolio, and originates a limited amount of fixed-rate loans. In addition the Savings Bank maintains the majority of its

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



investment portfolio with maturities up to ten years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and one- to three-year certificates of deposit. Management does not anticipate that either financial objectives, strategies or instruments used, to reduce its interest rate risk exposure will change significantly in the near future.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Cash and cash equivalents and other assets and liabilities are valued at costs. Loans, deposits and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions. Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Utilizing this measurement concept, at September 30, 1997, the change in the Savings Bank's NPV as a percent of the present value of its assets was negative 2.19% in the event of a 200 basis point increase in interest rates. The interest rate risk rule did not have a significant effect on risk based capital at September 30, 1997. This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

The following table, sets forth as of the most recent date available from the OTS, September 30, 1997, the estimated changes in fair value of equity, based on the indicated interest rate environments.

  Change (In)
 Basis Points)                                          NPV as % of PV
  in Interest     Estimated Net Portfolio Value          of Assets
     Rates      $ Amount    $ Change   % Change    NPV Ratio   BP Change
                (Dollars in Thousands)
    +400         13,858      (9,880)      (42)%       9.26%       (546)bp
    +300         16,903      (6,836)      (29)       11.03        (368)bp
    +200         19,574      (4,164)      (18)       12.53        (219)bp
    +100         21,859      (1,880)       (8)       13.75         (97)bp
      0          23,739                              14.72
    -100         24,731         993         4        15.19          48 bp
    -200         25,785       2,046         9        15.69          97 bp
    -300         27,062       3,323        14        16.28         156 bp
    -400         28,647       4,909        21        17.02         230 bp

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

Year 2000

The Savings Bank is reviewing computer applications with its outside data processing software vendors to ensure operational and financial systems are not adversely affected by Year 2000 software failures. All major customer applications are processed internally by the Savings Bank's data processing department. The software vendors have indicated that they expect to modify existing programs to make them year 2000 compliant. Management of the Savings Bank is unable to estimate any additional expense related to this issue. Any year 2000 compliance failures could result in additional expense to the Savings Bank.

Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, and net income. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines (FHLB of Des Moines) to provide cash advances, should the need for additional funds be required. Commitments to originate fixed rate and adjustable-rate mortgage loans at December 31, 1997 were approximately $1,500,000 and $1,200,000, respectively.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short term borrowings. The minimum level of liquidity required by OTS regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 8.1% at December 31, 1997. The Savings Bank maintains a high level of liquidity as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

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

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Investment and mortgage-backed and related securities with a carrying value of $27,806,000 are classified as available for sale at December 31, 1997. Such securities are carried at fair value and can be liquidated with no further impact on capital. The Company's unrealized gains and losses on investment and mortgage-backed and related securities net, of applicable income taxes, are recorded in stockholders' equity.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Savings Bank is required to maintain tangible capital, core capital, tier 1 risk-based capital (core capital to risk-weighted assets), and risk-based capital of 1.5%, 4% 4%, and 8%. The Savings Bank met such capital requirements at December 31, 1997.

The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at December 31, 1997:

                                         Unaudited Regulatory Capital
                                                              Tier 1
                              Tangible      Core      Risk-Based   Risk-Based

 Stockholders' equity
  per consolidated
  financial statements     $ 26,551,213   26,551,213   26,551,213   26,551,213

 Stockholders' equity of
  Southern Missouri
  Bancorp, Inc. not
  available for regulatory
  capital purposes           (4,917,978)  (4,917,978)  (4,917,978)  (4,917,978)
 GAAP capital                21,633,235   21,633,235   21,633,235   21,633,235
 General valuation
  allowances                        -            -            -        771,644
 Non-includable unrealized
  loss on investment and
  mortgage-backed and
  related securities
  available for sale             45,379       45,379       45,379       45,379
 Non-includable deferred
  tax assets                   (218,943)    (218,943)    (218,943)    (218,943)
 Non-includable intangible
  assets                        (40,398)     (40,398)     (40,398)     (40,398)
 Regulatory capital          21,419,273   21,419,273   21,419,273   22,190,917
 Regulatory capital
  requirement                (2,337,000)  (4,674,000 ) (3,558,000)  (7,115,000)

     Regulatory capital
      - excess             $ 19,082,273   16,745,273   17,861,273   15,075,917

 Regulatory capital ratio        13.75%       13.75%       24.08%       24.95%
 Regulatory capital
  requirement                     1.50         4.00         4.00         8.00

    Regulatory capital
     ratio - excess              12.25%        9.75%       20.08%       16.95%

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Financial Condition

Total assets decreased slightly from $160,393,000 at June 30, 1997 to $159,926,000 at December 31, 1997. Cash flows from sales, maturities and prepayments of securities, and advances from the FHLB of Des Moines were used to originate loans and fund deposit outflows. The Savings Bank intends to borrow from the FHLB when the cost of such borrowings is less than the overall cost of retail deposits or in the event of other cash flow needs. Premises and equipment increased due to upgrading of the data processing system. Advances by borrowers for taxes and insurance decreased since real estate taxes are paid on behalf of borrowers in December of each year. Accrued interest payable decreased due to the reduction of certificates of deposit during the year. Additional paid-in capital and common stock acquired by the ESOP and MRP changed as a result of the recognition of shares committed to be released for the ESOP and MRP. Unrealized gain on investment securities and mortgage-backed and related securities available for sale, net of income tax changed from a gain of $3,000 at June 30, 1997 to a gain of $16,000 at December 31, 1997. The balance is expected to fluctuate in the future based on changes in interest rates, as well as the amount and maturities of investment securities and mortgage-backed securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Income

Net income for the three months ended December 31, 1997 was $293,000 compared with $425,000 for the three months ended December 31, 1996. Net income for the six months ended December 31, 1997 was $650,000 compared with $326,000 for the six months ended December 31, 1996.

Net Interest Income

Net interest income increased from $1.28 million for the three months ended December 31, 1996 to $1.31 million for the comparable three month period in 1997. Net interest income remained stable at $2.58 million for the six month period ended December 31, 1996 and 1997.

Interest Income

Interest income was $2.82 million for the three months ended December 31, 1996 compared with $2.90 million for the comparable three month period in 1997. Interest income was $5.70 million for the six months ended December 31, 1996 compared with $5.77 million for the comparable six month period in 1997.

                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Interest on loans receivable increased for both the three month and six month periods ended December 31, 1997 compared to the 1996 periods as a result of higher average loans outstanding and a slightly higher yield. The weighted-average rate on loans increased from 7.73% at December 31, 1996 to 7.78% at December 31, 1997. Interest on mortgage-backed securities (MBSs) decreased due to a lower average balance and a lower weighted-average yield for the three and six month periods ended December 31, 1997 compared to the 1996 periods. The weighted-average rate on MBSs decreased from 6.67% at December 31, 1996 to 6.55% at December 31, 1997. Interest on investment securities increased from $257,000 at December 31, 1996 to $275,000 at December 31, 1997. This increase was a result of a higher average balance outstanding offset by a lower weighted average rate. Interest on investment securities decreased from $602,000 for the six month period ended December 31, 1996 compared to $531,000 for the comparable six month period in 1997. This decrease was a result of a lower average balance and lower weighted-average yield on investment securities. The weighted-average yield on investment securities decreased from 6.33% at December 31, 1996 to 6.06% at December 31, 1997.

Interest on other interest earning assets increased due to higher average balances. The components of interest bearing assets change from time to time based on the availability and interest rates of loans, investment securities, and MBSs.

Interest Expense

Interest expense increased due to higher interest rates and slightly higher average balances. The weighted-average rate on interest bearing liabilities was 4.67% at December 31, 1996 as compared to 4.80% at December 31, 1997.

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

For the three months ended December 31, 1997, the Savings Bank established a provision for loan losses of $114,000 compared with $23,000 for the three months ended December 31, 1996. For the six months ended December 31, 1997, the Savings Bank established a provision for loan losses of $136,000 compared with $40,000 for the six months ended December 31, 1996. These higher provisions for the three and six month periods ended December 31, 1997 are attributable to establishing additional provision for loan losses for the Savings Bank's mobile home loans made by a local dealer and


                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


underwritten by the Savings Bank. Efforts to reduce the amount of these mobile home loans that are past due and are on nonaccrual have not been as successful as had been anticipated and management increased its provision for loan losses as a result.

Following is a summary of activity in the allowance for loan losses for the six months ended December 30, 1997 and 1996:
                                                   1997        1996
   Balance, beginning of period                $ 706,487     627,564
   Loans charged off - consumer                   (5,878)     (6,025)
   Loans charged off - mobile homes              (91,459)        -
   Recoveries of loans previously
    charged off - mobile homes                    26,035         -
   Net charge offs                               (71,302)     (6,025)

   Provision charged to expense                  136,459      40,000

   Balance, end of period                      $ 771,644     661,539

   Ratio of net charge-offs during
    the period to average loans
    outstanding during the period                   .06%        .01%

The book value of nonaccrual loans at December 31, 1997 was $1,255,000 compared to $1,380,000 at June 30, 1997. The average balance of nonaccrual loans for the six months ended December 31, 1997 was approximately $1,331,000. Allowance for losses on nonaccrual loans amounted to approximately $63,000 at December 31, 1997. For the three months and six months ended December 31, 1997, gross interest income which would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to approximately $28,000 and $49,000, respectively. The amount of interest income included in the Company's net earnings for the three months and six months ended December 31, 1997 was approximately $14,000 and $21,000, respectively.

The following table sets forth information with respect to the Savings Bank s nonaccrual loans at December 31, 1997 and June 30, 1997:

   Loans accounted for on a
    nonaccrual basis:
     Residential real estate                     $   707       922
     Commercial real estate                          306       279
     Commercial                                        5        -
     Consumer                                         71        24
     Mobile homes                                    166       155
                                                 $ 1,255     1,380

Total loans delinquent 90 days
 or more to net loans                               1.07%     1.28%


                   SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Nonaccrual residential real estate loans at December 31, 1997 consists of 34 loans in the Savings Bank's market area that range in balances from $2,000 to $74,000. On a majority of these loans, the borrowers are communicating and cooperating with the Savings Bank and are making payments, but are unable to bring their loans to a current status. Management anticipates no significant loss on these loans.

At December 31, 1997, the Savings Bank had an aggregate of $287,000 of loans to a borrower that were secured by commercial property. As of that date, these loans were 180 to 300 days past due. Management is in the process of foreclosing on these loans. Management believes that the loans are well secured and a loss on these loans, if any, will be minimal.

Nonaccrual mobile home loans at December 31, 1997 consists of loans made by a local dealer and underwritten by the Savings Bank. Management has assigned an officer to these loans in an effort to reduce the level of past due loans. The dealer is cooperating with the Savings Bank. The dealer refurbishes and resells mobile homes repossessed. The Savings Bank has discontinued underwriting new loans for this dealer, except for the mobile homes that he is reselling. Dealer reserves on deposit with the Savings Bank totaled $45,000 at December 31, 1997.

The Savings Bank does not accrue interest on loans more than 90 days past due.

Noninterest Income

Noninterest income increased from $150,000 for the three months ended December 31, 1996 to $179,000 for 1997. Noninterest income increased from $294,000 for the six months ended December 31, 1996 to $352,000 for 1997. The Savings Bank realized net gains on sales on investment securities and MBSs of $37,000 for the three months ended December 31, 1997 compared to none in 1996. Such gains were $69,000 for the six months ended December 31, 1997, compared to none in 1996. Gains on sales of investment securities and MBSs are not a stable source of income and no assurance can be given that the Savings Bank will generate such gains in the future.

Commissions on insurance decreased for both the three and six months ended December 31, 1997 over the comparable periods in 1996 due to a decrease in sales activity.

Noninterest Expense

Noninterest expense increased from $806,000 for the three months ended December 31, 1996 to $903,000 for the three months ended December 31, 1997. Noninterest expense decreased from $2.42 million for the six months ended December 31, 1996 to $1.77 million for the six months ended December 31, 1997.



                  SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


The SAIF special assessment recorded for the six month period ended December 31, 1996 was a result of legislation enacted September 30, 1996 to recapitalize the Savings Association Insurance Fund. The Savings Bank was assessed .657% of deposits at March 31, 1995. The assessment of $779,000 was paid on November 28, 1996.

Compensation and benefits increased for the three month and six month periods in 1997 over 1996 due to higher ESOP expense, salary increases and additional employees. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Company's stock, which has been higher during 1997 as compared to 1996. ESOP expense will fluctuate in the future based on changes in the market price of the Company's stock. Occupancy and equipment increased for the three month and six month periods in 1997 over 1996 due to increases in depreciation expense and data processing equipment costs. SAIF deposit insurance premium decrease for the three month and six month periods in 1997 over 1996 as a result of a substantially lower assessment rate effective January 1, 1997. Professional fees increased for the three month and six month periods in 1997 over 1996 due to legal work related to the supervisory agreement. Advertising cost increased for the three month and six month periods in 1997 over 1996 due to an increase in cost and an increase in advertising activity in general.

Income Taxes

Income tax expense decreased from $181,000 for the three months ended December 31, 1996 to $178,000 for 1997 due to an decrease in income before income taxes. Income taxes increased from $84,000 for the six months ended December 31, 1996 to $373,000 for 1997. This increase is a result of the higher income before income taxes for this period. The effective rate of income taxes is affected by the relationship of nontaxable municipal interest income to income before income taxes.

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

     None

Item 3 - Defaults upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of Stockholders of the Company (Meeting) was held on October 27, 1997. The results of the vote on the matters presented at the Meeting are as follows:

     1. The following individuals were elected as directors, each for a three-year term:
                                           Vote For  Vote Withheld

         Donald R. Crandell               1,100,685        11,053
         Samuel H. Smith                  1,100,799        10,939

         The terms of Directors Samuel H. Smith, Thadis R. Seifert, Leonard W. Ehlers, James W. Tatum and Donald R. Crandell continued after the meeting.

         Broker non-votes totalled               0 .


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



                                      SOUTHERN MISSOURI BANCORP, INC.
                                                (Registrant)


Date: February 12, 1998              BY: Donald R. Crandell
                                         Donald R. Crandell,
                                         Chief Executive Officer
                                         Chief Financial Officer and
                                         Duly Authorized Officer