Form 10QSB
period 1998-03-31
SOUTHERN MISSOURI BANCORP INC
filed 1998-05-15
CIK 916907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB


(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998

     OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

     Commission file number   0-23406

                 Southern Missouri Bancorp, Inc.
     (Exact name of registrant as specified in its charter)

          Delaware                               43-1665523
(State or jurisdiction of incorporation)(IRS employer id. no.)

531 Vine Street       Poplar Bluff, MO              63901
(Address of principal executive offices)          (Zip code)

                         (573) 785-1421
       Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            Class                      Outstanding at May 5, 1998
Common Stock, Par Value $.01                 1,637,913 Shares


         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                           FORM 10-QSB

                              INDEX


PART I. Financial Information (Unaudited)              PAGE NO.

Item 1. Consolidated Condensed Financial Statements

        - Consolidated Statements of Financial Condition    3

        - Consolidated Condensed Statements of Income       4

        - Consolidated Statements of Cash Flows             5-6

        - Notes to Consolidated Financial Statements        7-8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                9-15

PART II. OTHER INFORMATION                                  16

Item 1.  Legal Proceedings                                  16

Item 2.  Changes in Securities                              16

Item 3.  Defaults upon Senior Securities                    16

Item 4.  Submission of Matters to a Vote of Security-Holders16

Item 5.  Other Information                                  16

Item 6.  Exhibits and Reports on Form 8-K                   16-17

          - Signature Page                                  18












                 PART  I:  FINANCIAL INFORMATION
                             Item I
         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITIONS
                           (UNAUDITED)
                                       March 31,        June 30,
                                          1998            1997
ASSETS

Cash and due from banks               $  3,135,799   $ 2,013,318
Interest bearing deposits in other
financial institutions                   3,741,408     1,411,857
  Cash and cash equivalents              6,877,207     3,425,175
Certificate of deposits                        -          91,199
Investment and mortgage-backed and
 related securities:
 Available for sale - at estimated
  market value(amortized cost of
  $23,194,391 and $39,571,322 at
  March 31, 1998 and June 30, 1997,
  respectively)                          23,174,981    39,577,474
 Held to maturity - at amortized
  cost estimated, market value of
  $4,814,000 and $4,905,000 at
  March 31, 1998 and June 30, 1998,
  respectively)                           4,645,838     4,780,845
Loans receivable, net                   118,000,082   107,782,977
Foreclosed assets held for
 sale, net                                  100,642        54,838
Premises and equipment, net               1,887,137     1,682,075
Interest receivable
 Loans                                      565,510       536,118
 Investments                                329,794       543,849
Investment in FHLB stock                  1,519,700     1,519,700
Prepaid expenses and other assets           149,786       221,020
Deferred income taxes                       187,560        77,764

      Total Assets                   $  157,438,237 $ 160,393,034

LIABILITEIS AND STOCKHOLDERS' EQUITY

Deposits                             $  107,926,853 $ 118,704,601
Federal Home Loan Bank advances          21,573,372    13,535,321
Accrued Interest payable                    701,702       848,435
Advances from borrowers for
 taxes and insurance                        242,092       321,609
Accounts payable and other
 liabilities                                518,719       470,667
Income tax payable                           72,879       112,158
Total Liabilities                       131,035,617   133,992,791

Preferred stock, $.01 par value;
 500,000 shares authorized;
 none issued and outstanding                    -             -
Common stock, $.01 par value;
 3,000,000 shares authorized;
 1,803,201 shares issued                    18,032        18,032
Additional paid-in capital              17,717,512    17,579,778
Unrealized appreciation(depreciation)
 on investment and mortgage-backed
 securities available-for-sale, net        (12,810)        2,966
Retained Earnings, substantially
 restricted                             12,709,590    12,476,753
Unearned ESOP shares                      (561,126)     (714,160)
Unearned MRP shares                       (184,360)     (279,368)
Treasury Stock, at cost;197,895
 and 169,898 shares at March 31, 1998
 and June 30, 1997, respectively        (3,280,643)   (2,680,183)
Minimum pension liability                   (3,575)       (3,575)
      Total Stockhoders' Equity         26,402,620    26,400,243

Total Liabilities and Stockholders'
   Equity                           $  157,438,237 $ 160,393,034

     See Notes to Consolidated Financial Statements

               PART  I:  FINANCIAL INFORMATION
          SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS FO INCOME
                           (unaudited)
    FOR THE THREE MONTH PERIODS ENDED MARCH 31,1998 AND 1997
                                           Three-months
                                              ended
                                             1998        1997
INTEREST INCOME:
 Loans receivable                     $  2,322,505  $  2,016,137
 Investment securities                     206,048       259,845
 Mortgage-backed and related securities    257,405       495,557
 Other interest-earning assets              56,512        49,961
    Total interest income                2,842,470     2,821,500

INTEREST EXPENSE:
 Deposits                                1,224,762     1,386,323
 Federal Home Loan Bank advances           290,032       221,049
   Total interest expense                1,514,794     1,607,372

NET INTEREST INCOME                      1,327,676     1,214,128

PROVISION FOR LOAN LOSSES                  262,500        22,500

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               1,065,176     1,191,628

NONINTEREST INCOME:
 Banking service charges                    46,670        41,453
 Net realized gains on sales of
  Available-for-sale securities             10,615        34,947
 Insurance commissions                      68,852        78,716
 Net income on foreclosed assets               609        51,255
 Loan late charges                          22,414        11,251
 Other income                               11,987           349
                                           161,147       217,971

NONINTEREST EXPENSE:
 Compensation and benefits                 642,730       561,430
 Net occupancy and equipment               117,042        85,164
 SAIF special assessment                         0             0
 SAIF deposit insurance premium             27,329         4,122
 Legal and professional fees                69,579        46,308
 Advertising                                23,321        21,137
 Postage and office supplies                38,691        36,415
 Other operating expense                    68,139        52,927
                                           986,831       807,503

INCOME BEFORE INCOME TAXES                 239,492       602,096

PROVISION FOR INCOME TAXES                  76,480       186,964

NET INCOME                          $      163,011  $    415,132

Basic Earnings Per Common Share     $         0.11  $       0.27
Diluted Earnings Per Commons Share  $         0.10  $       0.26
Dividends Per Share                 $         0.125 $       0.125
See Notes to Consolidated Financial Statements

               PART  I:  FINANCIAL INFORMATION
          SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS FO INCOME
                           (unaudited)
     FOR THE NINE MONTH PERIODS ENDED MARCH 31,1998 AND 1997
                                              Nine-months
                                                ended
                                           1998           1997
INTEREST INCOME:
 Loans receivable                    $  6,798,499    $  5,968,832
 Investment securities                    739,906         861,405
 Mortgage-backed and related securities   964,650       1,610,017
 Other interest-earning assets            111,678          79,929
   Total interest income                8,614,734       8,520,183

INTEREST EXPENSE:
 Deposits                               3,897,952       4,166,857
 Federal Home Loan Bank advances          812,529         561,135
   Total interest expense               4,710,481       4,727,992

NET INTEREST INCOME                     3,904,253       3,792,191

PROVISION FOR LOAN LOSSES                 398,959          62,500

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES              3,505,294       3,729,691

NONINTEREST INCOME:
 Banking service charges                  140,083         126,569
 Net realized gains on sales of
  Available-for-sale securities            79,643          34,912
 Insurance commissions                    225,182         261,090
 Net income on foreclosed assets           (8,248)         57,669
 Loan late charges                         49,484          35,498
 Other income                              30,135          14,217
                                          516,279         529,955

NONINTEREST EXPENSE:
 Compensation and benefits              1,816,075       1,619,514
 Net occupancy and equipment              303,034         243,797
 SAIF special assessment                        0         779,184
 SAIF deposit insurance premium            84,396         144,302
 Legal and professional fees              171,898         107,019
 Advertising                               87,642          70,600
 Postage and office supplies               94,494          88,104
 Other operating expense                  201,969         194,438
                                        2,759,509       3,246,958

INCOME BEFORE INCOME TAXES              1,262,064       1,012,688

PROVISION FOR INCOME TAXES                449,027         271,251

NET INCOME                            $   813,037     $   741,437

Basic Earnings Per Common Share       $      0.53     $     0.48
Diluted Earnings Per Commons Share    $      0.51     $     0.47
Dividends Per Share                   $      0.375    $     0.375
See Notes to Consolidated Financial Statements

               PART I:  FINANCIAL INFORMATION
          SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                            Nine-months
                                               Ended
                                              March 31,
                                           1998            1997
Cash Flows From Operating Activities:
Net income                            $   813,037    $    741,437
Items not requiring (providing) cash:
 Depreciation and amortization            166,041         133,774
 MRP expense and ESOP expense             385,776         322,310
Gain on sale of investment securities,
  available for sale                       (9,206)        (58,462)
(Gain)loss on sale of MBS,
  available for sale                      (70,437)         23,550
Provision for loan losses                 398,959          62,500
(Gain) loss on foreclosed real
  estate, net                               8,248         (71,451)
Net amortization of deferred income,
  premiums, and discounts                  42,163          88,450
Changes in:
  Accrued interest receivable             184,663         196,022
Prepaid expenses and other assets          71,234         134,182
Accounts payable and other liabilities     48,052             842
Federal income taxes payable              (39,297)         16,465
Accrued interest payable                 (146,733)         47,346
Net cash provided by operating
 activities                             1,852,500       1,636,965
Cash flows from investing activities:
 Net increase in loans                (10,630,868)    (10,043,301)
Proceeds from sales of investment
  securities, available for sale        2,491,094       2,085,304
Proceeds from maturing investment
  securities, available for sale        5,435,000       3,738,955
Proceeds from maturing investment
  securities, held to maturity                -            90,000
Purchase of investment securities,
  available for sale                   (1,997,810)     (3,762,604)
Proceeds from sales of MBS,
  available for sale                    7,543,774       4,088,134
Proceeds from maturing MBS,
  available for sale                    3,999,516       3,822,374
Proceeds from maturing MBS,
  held to maturity                        130,724          59,178
Proceeds from sales of certificates
  of deposit                               93,825             -
Purchase of MBS, available for sale    (1,107,089)            -
 Proceeds from maturing certificates
  of deposit                                  -            95,000
Purchase of premises and equipment       (371,103)       (403,578)
 Proceeds from sale of foreclosed
  real estate                              12,343          19,600
Net cash provided by(used in)
 investing activities                 $ 5,599,406    $   (210,938)

                 PART I:  FINANCIAL INFORMATION
         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Nine-months
                                                Ended
                                             March 31,
                                           1998            1997
Cash flows from financing activities:
Net (decrease)increase in deposits   $(10,777,748)   $  4,171,118
Net decrease in advances from
 Borrowers for taxes and insurance        (79,517)       (114,422)
Net increase in advances from FHLB
 of Des Moines                          8,038,051       1,988,746
Dividends on common stock                (580,200)       (589,359)
Sale of treasury stock                    107,274           1,000
Payments to acquire treasury stock       (707,734)        983,588)
Net cash (used in) provided by
 financing activities                  (3,999,874)      4,473,495
Increase in cash and cash equivalents   3,452,032       5,899,522
Cash and cash equivalents at beginning
 of period                              3,425,175       4,477,872

Cash and cash equivalents at end
 of period                           $  6,877,207    $ 10,377,394


Supplemental disclosures of
 cash flow information:

Noncash investing and financing activities

Conversion of loans to foreclosed
 real estate                         $     36,626    $     135,118
Conversion of foreclosed real
 estate to loans                     $      6,950    $      55,100

Cash paid during the period for
Interest (net of interest credited)  $  1,136,343    $   1,582,886
Income taxes                         $     487928    $     172,500

         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 1997 Form 10-KSB, which was filed with the Securities and Exchange Commission and the Company's annual report, which contains the audited financial statements for the fiscal years ended June 30, 1997 and 1996.

Note 2:  Holding Company Formation and Stock Issuance and Charter
Conversions

     Southern Missouri Bancorp, Inc. ("Southern Missouri" or "Company"), a Delaware corporation, was established April 13, 1994 for the purpose of becoming a holding company for the shares of Southern Missouri Savings Bank, upon its conversion from a state chartered mutual savings bank to a state chartered stock savings bank.

     Southern Missouri's subscription and community stock offering was completed on April 13, 1994 with the issuance of 1,803,201 shares of common stock at a price of $10 per share.
The issuance provided net proceeds of approximately $15.2 million after conversion costs and unearned compensation related to shares issued to the Employee Stock Ownership Plan ("ESOP") and Management Recognition Plan ("MRP").

     On February 17, 1998, the Company's subsidiary converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank. In connection with the charter conversion, Southern Missouri Savings Bank, FSB, changed its name to Southern Missouri Bank and Trust Co. (the "Bank" or "SMBT").

Note 3:  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SMBT, which in turn owns all of S.M.S. Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Employee Stock Ownership Plan

     In conjunction with the stock offering, Southern Missouri established an ESOP with 142,832 unallocated shares available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account. Southern Missouri recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At March 31, 1998, the ESOP had allocated 71,416 shares to employees of SMBT.

Note 5:  Benefit Plans

     In conjunction with the stock offering, Southern Missouri established both a MRP and a Stock Option and Incentive Plan ("SOIP"). The MRP authorized 71,416 shares to be issued to directors, officers and employees of SMBT of which 68,918 have been awarded and 63,218 have vested or remain outstanding. The SOIP authorized 178,540 stock options on shares to be issued to directors, officers and employees of SMBT, pursuant to which 151,049 options have been awarded and 125,425 remain outstanding. Stock awarded under the MRP vests over five years, with compensation expense being amortized over each participant's vesting period. As of March 31, 1998, unvested MRP shares totaled 12,411.

Note 6:  Earnings Per Share

     The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The statements replaced the presentation of primary earnings per share with a presentation of basic earnings per share. These statements also required dual presentation of basic and diluted earnings per share by entities with complex capital structures and required a reconciliation of the numerators and denominators between the two calculations. These statements became effective for financial statements issued for periods ending after December 15, 1997, including those for interim periods.

     Basic and diluted earnings per share were based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine months ended March 31, 1998 and the three and nine months ended March 31, 1997, as restated, under SFAS No. 128:

                       Three Months Ended     Nine Months Ended
                            March 31,              March 31,
                        1998       1997         1998      1997
Net earnings         $ 163,011  $ 415,132    $ 813,037 $ 741,437
Weighted-average shares -
  Basic EPS          1,531,629  1,548,279    1,539,346 1,547,857
Stock options under treasury
  stock method          55,663     40,799       50,958    35,797
Weighted-average shares -
  Diluted EPS        1,587,292  1,589,078    1,590,304 1,583,654

Basic earnings per
 common share        $     .11  $     .27    $     .53 $     .48
Diluted earnings per
 common share        $     .10  $     .26    $     .51 $     .47

                             PART I
                             Item 2
         Southern Missouri Bancorp, Inc. and Subsidiary
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

General

     The Company's performance is reliant on the operations of SMBT, since the Company has no significant assets other than the common stock of SMBT and $3.7 million in cash and investments. SMBT's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. SMBT, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

     The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews Southern Missouri's consolidated financial condition at March 31, 1998 and the results of operations for the three and nine months ended March 31, 1998 and 1997, respectively.

Forward Looking Statements

     Except for the historical information contained herein, the matters discussed in this form 10-QSB may be deemed to be forward-looking statements that involve risks and uncertainties, including changes in economic conditions in Southern Missouri's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Southern Missouri's market area and price competition for loans and deposits. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent Southern Missouri's judgement as of the date of this release. Southern Missouri disclaims however, any intent or obligation to update these forward-looking statements.

Financial Condition

     Southern Missouri's total assets declined $3.0 million, or 1.8%, from $160.4 million at June 30, 1997 to $157.4 million at March 31, 1998. The decrease was primarily due to a $16.6 million reduction in investment securities and MBS, which was primarily used to fund a $10.2 million increase in loans receivable and a $2.8 million reduction in interest-bearing liabilities.

     Investment securities and MBS declined $16.6 million, or 37.4%, from $44.4 million at June 30, 1997 to $27.8 million at March 31, 1998. The reduction was attributed to sales and maturities of $10.1 million and $9.6 million, respectively, which exceeded purchases of $3.1 million. This reduction in balances was consistent with management's intention to increase the percentage and amount of loans in the statement of financial condition.

     The balance of net loans receivable increased $10.2 million, or 9.5%, from $107.8 million at June 30, 1997 to $118.0 million at March 31, 1998. Loan growth consisted primarily of a $5.1 million increase in loans secured by one- to four-family residences and to a lesser degree, increased commercial real estate balances of $4.0 million and installment loan balances of $615,000. Southern Missouri originated $36.9 million mortgage and installment loans over the nine month period ended March 31, 1998 as compared to originations of $32.5 million over the same period of the prior year.

     Interest-bearing liabilities declined $2.8 million, or 2.0%, from $132.2 million at June 30, 1997 to $129.4 million at March 31, 1998. Over this period, the composition of interest-bearing liabilities changed, as deposit balances were replaced with FHLB advances. From June 30, 1997 to March 31, 1998, outstanding deposits declined by $10.8 million while FHLB advances increased by $8.0 million. The change was primarily the result of public unit deposits being replaced with lower-costing FHLB advances.

Results of Operations - Comparison of the three and nine month periods ended March 31, 1998 and 1997.

Net Income. Southern Missouri's net income for the three and nine month periods ended March 31, 1998 was $163,000 and $813,000, respectively, as compared to net income of $415,000 and $741,000 earned during the same periods of 1997. Net income in 1997 was adversely affected by a $779,000 one-time industry-wide special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Exclusive of the one-time SAIF assessment, income for the nine months ended March 31, 1997 would have approximated $1.2 million. The declines were primary due to increased provisions for loan losses and noninterest expenses.

     Net Interest Income. Net interest income before provision for loan losses increased by $114,000, or 9.4%, to $1.3 million for the quarter ended March 31, 1998 as compared to the $1.2 million earned during the same quarter of the prior year. The increase was primarily due to a 26 basis point increase in the average interest rate spread. Net interest income before provision for loan losses increased by $112,000, or 3.0%, to $3.9 million for the nine month period ended March 31, 1998 as compared to the $3.8 million for the same period of the prior year. The increase was primarily due to a 6 basis point increase in the average interest rate spread.

     Interest Income. Interest income for the three and nine month periods ended March 31, 1998 increased $21,000 and $95,000, respectively, as compared to the same periods of the prior year. The increases were primarily due to a shift in the composition of interest-earning assets as the average balance of loans receivable increased $13.2 million, or 13.0%, while average investment securities and MBS declined by $13.5 million. During the nine months ended March 31, 1998, the Company's average yield earned on interest-earning assets was 7.42% as compared to the average yield of 7.31% earned during the same period of the prior year.

Interest Expense. Interest expense for the three and nine month periods ended March 31, 1998 declined $93,000 and $18,000, respectively, as compared to the same periods of the prior year. The decline was primarily the result of a $5.4 million and $1.8 million decline in average interest-bearing liabilities for the three and nine months, respectively. The average rate paid on interest-bearing liabilities during the three and nine months ended March 31, 1998 was 4.71% and 4.81%, respectively, as compared to the respective average rates of 4.80% and 4.77% paid during the same periods of the prior year.

Provision for Loan Losses. The provision for loan losses for the three and nine month periods ended March 31, 1998 increased $240,000 and $336,000, respectively, as compared to the same periods of the prior year. The increased provision for loan losses was primarily due to a significant increase in loans charged off which were secured by mobile home loans and consumer loans during the nine month period ended March 31, 1998 when compared to the same period of the prior year. Accordingly, management increased the allowance for loan losses (see "Loan Loss Activity" and "Nonperforming Assets").

     Noninterest Income. Noninterest income for the three months ended March 31, 1998 declined $57,000, or 26.1%, to $161,000 as compared to the $218,000 earned during the same period of the prior year. The decrease was primarily due to a $51,000 reduction in income on foreclosed assets as well as a $24,000 reduction in net realized gains on security sales, which were partially, offset by a $16,000 increase in customer charges.

     Noninterest income for the nine months ended March 31, 1998 declined $14,000, or 2.6%, to $516,000 as compared to the $530,000 earned during the same period of the prior year. The decline was primarily due to a $45,000 increase in gains realized on security sales and $28,000 increase in customer charges being more than offset by a $66,000 reduction in income on foreclosed assets and a $36,000 decline in insurance commissions. Gains realized on security sales do not represent a stable source of income and no assurance can be made that such gains will be generated in the future.

     Noninterest Expense. Noninterest expense for the three months ended March 31, 1998 increased $179,000, or 22.2%, to $987,000 as compared to the $808,000 expended during the same period of the prior year. Contributing to the increase was an $81,000 rise in compensation and benefits expense due primarily to increased staffing and higher benefit costs for the Company's ESOP. Additionally, occupancy costs and legal and professional fees increased by $32,000 and $23,000, respectively. The increase in occupancy costs was primarily due to increased depreciation and data processing costs while the increase in legal fees was primarily due to SMBT's conversion to a bank charter. Finally, SAIF deposit insurance premiums increased $23,000 over the same period of the prior year (see "Regulatory Matters").

     Noninterest expense for the nine months ended March 31, 1998 declined $487,000; however, exclusive of the aforementioned SAIF assessment, noninterest expense increased $292,000, or 11.8%, to $2.8 million as compared to the $2.5 million expended during the same period of the prior year. Contributing to the increase was a $197,000 rise in compensation and benefits expense due primarily to increased staffing and higher benefit costs for the Company's ESOP. Additionally, a $65,000 increase in legal and professional fees and a $59,000 increase in operating costs were partially offset by a $60,000 decline in SAIF deposit insurance
premiums.   The increase in legal and professional fees related
to SMBT's conversion to a bank charter and costs associated with the supervisory agreement while increased depreciation and data processing costs led to the increase in occupancy costs (see "Regulatory Matters").

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 1998 declined $110,000 to $77,000 as compared to the $187,000 established during the same period of the prior year, due primarily to reduced taxable income. The provision for income taxes for the nine months ended March 31, 1998 increased $178,000 to $449,000 as compared to the $271,000 established during the same period of the prior year; however, excluding the tax effect of the SAIF assessment, the provision for income taxes would have declined by approximately $111,000, due mostly to reduced taxable income.

Regulatory Matters and Supervisory Agreement

On February 17, 1998, the OTS approved the conversion of Southern Missouri's financial institution subsidiary, Southern Missouri Savings Bank, FSB, from a federally chartered stock savings bank to a Missouri chartered stock savings bank. In connection with the charter conversion, Southern Missouri Savings Bank, FSB. changed its name to Southern Missouri Bank and Trust Co. Additionally, the primary regulator of SMBT changed from the OTS to the Missouri Division of Finance. Furthermore, the operating restrictions placed on Southern Missouri Savings Bank, FSB pursuant to an OTS Supervisory Agreement were lifted. However, SMBT remains subject to increased SAIF deposit insurance premium assessments due to the Bank's former regulatory status. During the three and nine months ended March 31, 1998, SMBT recognized additional expense of $9,000 and $28,000, respectively due to these higher deposit premiums.

Loan Loss Activity

Southern Missouri regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets as well as general economic conditions. Although Southern Missouri maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 1998 and 1997:

                                          1998        1997
     Balance, beginning of period       $706,000    $628,000
     Loans charged off - residential      (2,000)        -
     Loans charged off - consumer        (90,000)     (5,000)
     Loans charged off - mobile home    (202,000)        -
     Recoveries of loans previously
      charged off
        Consumer                          12,000         -
        Mobile homes                      75,000         -
     Net charge offs                    (207,000)     (5,000)
     Provision charged to expense        399,000      63,000
     Balance, end of period             $898,000    $684,000

     Ratio of net charge offs during
     the period to average loans
     outstanding during the period          1.81%        .01%

Nonperforming Assets

     The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of Southern Missouri's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and Southern Missouri's historical loss ratios. Southern Missouri's allowance for loan losses increased $214,000 to $898,000 at March 31, 1998 from $684,000 on June 30, 1997. At March 31, 1998, the
Company had $1.1 million, or .71% of total assets and 4.21% of total equity classified as substandard, doubtful, or loss as compared to classified assets of $1.7 million, or 1.06% of total assets and 6.29% of total equity at June 30, 1997. The improvement in these ratios was attributed to enhanced collection efforts and the establishment of the aforementioned loss provisions.

The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Non-performing assets of Southern Missouri include non-accruing loans, accruing loans delinquent/past maturity 90 days or more and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in Southern Missouri's level of non-performing assets:

Loans accounted for on a      3/31/98      6/30/97       3/31/97
 Nonaccrual basis:
  Residential real estate  $  501,000   $  707,000    $  896,000
     Commercial real estate   346,000      279,000       106,000
     Commercial                  -             -         365,000
     Consumer                   5,000       24,000       100,000
     Mobile homes              45,000      155,000       232,000
Total non-accrual assets      897,000    1,380,000     1,699,000
Assets acquired in
 settlement of loans          101,000       55,000       120,000

Total nonperforming assets $  998,000   $1,435,000    $1,819,000

Percentage to total assets        .63%         .90%         1.10%
Percentage to net loans
 receivable                       .85%        1.33%         1.73%


Liquidity and Capital Resources

     Southern Missouri's primary sources of funds are deposits, the receipt of principal and interest payments on loans and mortgage-backed securities, investments and FHLB advances. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors, which make their cash flows difficult to anticipate.

     Southern Missouri uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At March 31, 1998, Southern Missouri had outstanding commitments to fund $3.4 million in undisbursed loans-in-process and $753,000 in mortgage and installment loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 1998, SMBT had available credit at the FHLB of approximately $52.7 million, of which $21.6 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Year 2000 Considerations

     Many existing computer programs and data processing systems use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company uses an in-house computer processing system and is in the process of reviewing it and other data processing functions as well as those of its software providers, vendors, suppliers, and major customers to ascertain the degree to which each will be impacted by Year 2000 failures. Initial testing of internal systems and how they interact with those of vendors and suppliers is scheduled to begin by June 30, 1998 and be completed by March 31, 1999. Management anticipates Year 2000 expenditures to be less than $100,000. Incomplete or untimely compliance, however, would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

Impact of New Accounting Standards

     SFAS No. 130 "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the statement of condition.
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 becomes effective for the Company's fiscal year ending June 30, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Company.

Regulatory Capital

     SMBT is subject to minimum regulatory capital requirements equal to tangible capital of 3.0% of tangible assets, a leverage ratio of 3.0% of adjusted tangible assets, and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 1998, SMBT exceeded all regulatory capital requirements with a tangible capital ratio of $21.9 million (14.04% of tangible assets); a leverage capital ratio of $21.9 million (14.04% of adjusted tangible assets); and risk-based capital of $22.8 million (26.39% of risk-weighted assets). Under current regulatory guidelines, SMBT is considered to be "well-capitalized".
                   PART II - OTHER INFORMATION
         Southern Missouri Bancorp, Inc. and Subsidiary

Item 1 - Legal Proceedings

     The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve amounts in the aggregate which management believes are not material to the financial condition and results of operations of the Company and the Bank.

Item 2 - Changes in Securities and Use of Proceeds

     None

Item 3 - Defaults upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits

     (3) (a)   Certificate of Incorporation of the Registrant*

     (3) (b)   Bylaws of the Registrant*

     10  (a)   Registrant's Stock Option Plan**

     10  (b)   Southern Missouri Savings Bank, FSB Management
               Recognition and Development Plans**

     10  (c)   Employment Agreement with Donald R. Crandell***

     10  (d)   Director's Retirement Agreements***
               Robert A. Seifert
               Thadis R. Seifert
               Leonard W. Ehlers
               James W. Tatum
               Samuel H. Smith

Item 6 - Exhibits and Reports on Form 8-K (continued)

     10 (e)    Tax Sharing Agreement***

               Financial Data Schedule

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


                            SOUTHERN MISSOURI BANCORP, INC.
                                     Registrant


Date:    May 14, 1998          /s/ Donald R. Crandell
                                Donald R. Crandell
                                President and Chief Executive Officer

Date:    May 14, 1998          /s/  Greg A. Steffens
                                Greg A. Steffens
                                Chief Financial Officer