Form 10KSB
period 1998-06-30
SOUTHERN MISSOURI BANCORP INC
filed 1998-09-30
CIK 916907

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                  ___________________________

                          FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 1998          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                Commission File Number:  0-23406

          SOUTHERN MISSOURI BANCORP, INC.
                    (Exact name of registrant as specified in its charter)

     Delaware                                     43-1665523
(State or other jurisdiction of
  incorporation                                (I.R.S. Employer
  or organization)                            Identification No.)

531 Vine Street, Poplar Bluff, Missouri              63901
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (573) 785-1421

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section
  12(g)of
  the Act:                        Common Stock, par value $0.01 per share
                                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO_

     Indicate by check mark whether disclosure of delinquent
filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this
Form 10-KSB.  YES    NO   x

     The registrant's revenues for the fiscal year ended June 30, 1998 were $12.2 million.

     As of September 15, 1998, there were issued and outstanding 1,411,980 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $16.6 million (1,057,000 shares at $15.75). (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

              DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 1998.

    Part III of Form 10-KSB - Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders.

    Transitional Small Business Disclosure Format(check one)  Yes   No  X


                             PART I

Item 1. Description of Business

General

      Southern Missouri Bancorp, Inc. ("Company"), a Delaware corporation, was incorporated on December 30, 1993 for the purpose of becoming the holding company for Southern Missouri Savings Bank ("SMSB") upon completion of its conversion from a state chartered mutual to a state chartered stock savings bank ("Conversion"). The Company completed the Conversion on April 13, 1994 through the sale and issuance of 1,803,201 shares of common stock. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "SMBC".

      SMSB was chartered as a mutual Missouri savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, SMSB converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank and Trust Co. ("Bank") and ("Charter Conversion").

     As a result of the Charter Conversion, the primary regulator of the Bank changed from the Office of Thrift Supervision ("OTS") to the Missouri
Division of Finance ("Division").   The Bank's deposits continue to be
insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Notwithstanding the Bank's conversion to a state savings bank, the Company did not become a bank holding company regulated by the Federal Reserve
Board ("FRB") but remained an OTS-regulated savings and loan holding company as a result of the Bank's election (under Section 10(l) of the Home Owners Loan Act, as amended ("HOLA") to be treated as an OTS-regulated savings association for purposes of regulation of the Company ("10(l) Election").

      The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also originates mortgage loans on commercial real estate, construction loans on residential and commercial properties and consumer loans. The Bank also invests in mortgage-backed and related securities ("MBS"), obligations of state and political subdivisions, U.S. Government Agency obligations and other permissible investments.

      At June 30, 1998, the Company had total assets of $155.9 million, total deposits of $109.4 million and stockholders' equity of $24.1 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. Additionally, the Company's revenues are derived principally from interest earned on loans, investment securities and MBS and, to a lesser extent, insurance commissions, banking service charges, loan late charges and other fee income.

Forward Looking Statements

      When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation and Reform Act of 1995.

      The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Market Area

      The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Malden, Kennett, Doniphan and Ellington, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, and Wayne counties, with Poplar Bluff being the economic center of the area. The Bank's market area has a population of approximately 175,000. The largest employer in the Bank's primary market area is Briggs & Stratton, who operates a small engine manufacturing facility and employs approximately 1,000 persons. Other major employers include Gates Rubber, Rowe Furniture, Lucy Lee Hospital, John Pershing VA Hospital, Doctors Regional Hospital, Poplar Bluff School District, and Arvin. The Bank's market area is primarily rural in nature and relies heavily on agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Regulatory Considerations

      As reported in its prior Annual Reports, on December 21, 1994, the Bank voluntarily entered into a Supervisory Agreement with the OTS, its former primary federal regulator. As a result of the Charter Conversion, the OTS terminated the Supervisory Agreement. However, the Bank remains subject to increased SAIF assessments until January 1, 1999, due to its former regulatory status. During 1998, the Bank recognized additional expense of $36,000, due to these higher deposit insurance premiums. See "Regulation - The Bank - Deposit Insurance."

Selected Consolidated Financial Information

     This information is incorporated by reference from pages 3 and 4 of the 1998 Annual Report to Stockholders ("Annual Report") attached hereto as
Exhibit 13.

Yields Earned and Rates Paid

     This information contained under the section captioned "Yields Earned and Rates Paid" in the Annual Report is incorporated herein by reference.

Rate/Volume Analysis

     This information is incorporated by reference from page 15 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

     This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" in the Annual Report is incorporated herein by reference.

Lending Activities

     General. The Bank's primary focus in lending activities is on the origination of loans secured by mortgages on one- to four-family residences. To a lesser extent, the Bank also originates mortgage loans on commercial real estate, construction loans on residential and commercial properties and consumer loans. The Bank has also occasionally purchased a limited amount of loan participation interests originated by other lenders within the Bank's market area and secured by properties generally located in the Bank's primary market area.

     The Executive Loan Committee of the Bank, comprised of the President and one of the Senior Vice Presidents, has the responsibility for the supervision of the loan portfolio with an overview provided by the full Board of Directors. Loans may be approved by certain officers or either member ofthe Executive Committee, depending on the circumstances and the size of the loan, with all loans subject to ratification by the full Board of Directors. Loans in excess of $250,000 require the approval of the Discount Committee, whose members consist of three outside directors, prior to the closing of the loan. In addition, foreclosure actions or the acceptance of deeds-in-lieu of foreclosure are subject to prior approval by the Board of Directors.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 1998, the maximum amount which the Bank could loan to any one borrower and the borrower's related entities was approximately $3.4 million. At June 30, 1998, the Bank had no loans which exceeded this limit.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

CAPTION>
                                                 At June 30,
                                  1998               1997             1996
                              Amount Percent     Amount Percent   Amount Percent
                                               (Dollars in thousands)
Type of Loan:
Mortgage Loans:
 One-to four-family            $ 83,399  70.03% $ 77,895  72.27% $68,330  71.52%
 Commercial real estate          22,530  18.92    18,293  16.97   16,584  17.36
 Construction                     2,708   2.27     3,822   3.55    4,283   4.48
    Total mortgage loans       $108,637         $100,010         $89,197

Other Loans:
  Automobile loans                7,319   6.15     4,862   4.51    3,196   3.35
  Second mortgage                 1,081    .91       745    .69      689    .72
  Mobile home                       784    .65     1,265   1.17    1,328   1.39
  Loans secured by deposits         671    .57       721    .67      753    .79
  Commercial business             1,127    .95     2,383   2.21    3,538   3.70
  Other                           1,481   1.24       435    .40      291    .31
    Total other loans            12,463           10,411           9,795

    Total loans                $121,100 101.69  $110,421 102.44  $98,992 103.62

Less:
  Undisbursed loans in process     $653   (.54)   $1,838  (1.70)  $2,610  (2.73)
  Deferred fees and discounts        69   (.06)       93   (.08)     220   (.23)
  Allowance for loan losses       1,295  (1.09)      707   (.66)     627   (.66)
    Net loans receivable       $119,083 100.00% $107,783 100.00% $95,535 100.00%


Type of Security:

Residential real estate
  One- to four-family          $ 82,874  69.59% $ 78,359  72.70% $69,368  72.61%
  Multi-family                    3,134   2.63       583    .54    2,663   2.79
  Commercial real estate         20,865  17.52    20,246   18.78  15,612  16.34
  Land                            1,764   1.48       822     .76   1,554   1.63
  Savings accounts                  671    .57       721     .67     753    .79
  Consumer and other             11,792   9.90     9,690    8.99   9,042   9.46
     Total loans               $121,100 101.69  $110,421 102.44  $98,992 103.62

Less:
  Undisbursed loans in process     $653   (.54)   $1,838  (1.70)  $2,610  (2.73)
  Deferred fees and discounts        69   (.06)       93   (.08)     220   (.23)
  Allowance for loan losses       1,295  (1.09)      707  ( .66)     627   (.66)
    Net loans receivable       $119,083 100.00% $107,783 100.00% $95,535 100.00%

      One- to Four-Family Residential Mortgage Lending. The Bank focuses its lending efforts primarily on originating loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaign. At June 30, 1998, mortgage loans secured by one- to four-family residences totaled $83.4 million, or 70.0% of net loans receivable.

     The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 1998 the Bank originated $15.6 million of ARM loans and $5.1 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations are located within the Bank's primary market area.

     The Bank currently originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. Loans originated in excess of 80% do not require private mortgage insurance. Historically, the residential mortgage loans originated by the Bank have not complied with secondary market standards; however, it's anticipated that most single-family mortgages originated in the second quarter of fiscal 1999 and thereafter, will conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins.

      The Bank originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans are secured by owner occupied properties which reprice at a margin of 2.75% over the 11th district cost of funds index (generally considered a "lagging" index because it adjusts more slowly to changes in market interest rates than most other indeces) or the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year. Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.50% to 3.75% over the 11th district cost of funds index. Most of the Bank's residential ARM loan originations are subject to annual and lifetime interest rate caps. Historically, the maximum annual interest rate adjustment on ARMs has been limited to a 100 basis point adjustment while the maximum lifetime adjustment has been limited to either 500 or 600 basis points over the initial interest rate. Additionally, in order to entice customers into an ARM, the Bank has offered ARMs with initial rates below those, which would prevail under the foregoing computations, based on market factors, funding costs and the rates and terms for similar loans offered by the Bank's competitors. As a consequence of using interest rate caps, discounted initial rates and a "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds.

      In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements as well as the value of the property securing the loan. Mortgage loans are originated based on amortization or final maturities of up to 30 years. During 1998, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and
qualified by the Board of Directors.   The Bank generally requires borrowers
to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

     Multi-Family, Commercial Real Estate and Land Lending. The Bank actively originates loans secured by multi-family, commercial real estate (apartment buildings, strip shopping centers, retail establishments and other businesses) and land located in the Bank's primary market area. At June 30, 1998, the Bank had $3.1 million, $17.6 million, and $1.8 million, respectively, of multi-family, commercial real estate and land loans, which represented 2.6%, 14.8%, and 1.5%, respectively, of net loans receivable.

     Multi-family, commercial real estate and land loans originated by the Bank generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate charged on these loans adjusts annually based upon the 11th district cost of funds or the Bank's internal cost of funds plus a margin of 3.50% to 4.50%, and are occasionally subject to annual and lifetime interest-rate adjustment caps. Generally, multi-family, commercial real estate and land loans do not exceed 75% of the lower of the appraised value or purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guaranties are required from the borrower in addition to the secured property as collateral for such loans. In addition, personal financial statements generally are required to be submitted to the Bank on at least an annual basis. The Bank also generally requires appraisals on properties securing multi-family, commercial real estate and land loans to be performed by a Board-approved independent certified fee appraiser.

     Generally loans secured by multi-family, commercial real estate and land involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the secured property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project securing the Bank's loan is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. See "Asset Quality."

     Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 1998, the Bank had $2.7 million, or 2.3% of net loans receivable in construction loans outstanding.

     Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 1998, the Bank had $2.2 million in outstanding construction loans secured by owner-occupied residential real estate and $552,000 in other speculative construction secured by land or commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules up to 25 years.

     Construction and land development lending generally affords the Bank an opportunity to receive higher interest rates and fees with shorter terms to maturity than those obtainable from residential lending. Nevertheless, construction and land development lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of accurately estimating building or development costs and the selling price of the finished product, (iii) the increased difficulty and costs of monitoring and disbursing funds for the loan, (iv) the higher degree of sensitivity to increases in market rates of interest and changes in local economic conditions, and (v) the increased difficulty of working out problem loans. Due in part to these risk factors, the Bank may be required from time to time to modify or extend the terms of some of these types of loans. In an effort to reduce these risks, the application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loan amounts are approved based on the lesser of current appraised value and/or the cost of construction.

     Consumer and Commercial Business Lending. The Bank offers a variety of secured consumer loans, including automobile, second mortgages, mobile homes, guaranteed student loans and loans secured by deposits. The Bank also originates secured and unsecured loans to individuals and commercial businesses, as well as letters-of-credit and lines-of-credit. The Bank originates substantially all of its consumer and commercial business loans in its primary market area. Currently, all consumer loans are originated on a direct basis, where credit is extended directly to the borrower. Usually, consumer loans are originated with fixed rates for terms of up to five years, while commercial business loans typically will be for one year and may have either a fixed or adjustable interest rate.

     At June 30, 1998, the Bank's consumer and commercial business loan portfolio totaled $12.5 million, or 10.5% of net loans receivable. At June 30, 1998, $12.3 million, or 98.8% of the consumer and business loan portfolio had fixed rate loans while 1.2% had adjustable interest rates.

     Consumer Lending. Automobile loans represent the largest component (58.7% of installment loans) of the Bank's installment loan portfolio at June 30, 1998, and totaled $7.3 million, or 6.2% of net loans receivable. Typically, automobile loans are made for terms of up to 60 months for new vehicles and up to 48 months for used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 80% of the purchase price of the vehicle. The Bank has not engaged in indirect automobile lending since the third quarter of fiscal 1998. At June 30, 1998, the outstanding balance of indirect automobile loans was $295,000.

      During prior periods, the Bank financed mobile homes for customers of a local mobile home dealer. At June 30, 1998, the remaining balance of these loans totaled $784,000. Of these loans, $80,000 were past due more than 90 days while the balance of loans past due 61 to 90 days was $71,000 and 30 to 60 days was $82,000. During 1998, the Bank realized net charge-offs of $119,000 related to these mobile homes. In addition, it is likely that additional charge-offs related to these mobile homes will be made in the future; however, this likelihood was considered when the Bank evaluated the adequacy of its allowance for loan losses.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed for consumer loans include employment stability, an application, a determination of the applicant's payment history on other debts, and an assessment of ability to meet existing and proposed obligations. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater credit risk than do residential mortgage loans, especially in the case of consumer loans, which are unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles or mobile homes. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's delinquency levels for these type of loans indicate these risks. See "Asset Classification."

     Commercial Business Lending. At June 30, 1998, the Bank also had $1.1 million in commercial business loans outstanding, or .95% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

     Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The Bank's commercial business loans are evaluated based on the loan application, a determination of the applicant's payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Maturity and Repricing

      The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one
year or less.   Mortgage loans, which have adjustable rates, are shown as
maturing at their next repricing date. Loan balances are before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                     After       After            After
                                  One Year 3 Years  5 Years
                         Within   Through  Through  Through    After
                        One Year  3 Years  5 Years  10 Years 10 Years  Total
                                   (In thousands)

One- to four-family     $73,550  $1,541    $3,399    $3,849   $1,060 $ 83,399
Commercial real estate   20,209      79     1,866       376       --   22,530
Construction              2,708      --        --        --       --    2,708
Consumer                  3,977   3,066     3,996       297       --   11,336
Commercial business         879     137       111        --       --    1,127
   Total loan          $101,323  $4,823    $9,372    $4,522   $1,060 $121,100

      The following table sets forth the dollar amount of all loans due one year after June 30, 1998, which have fixed interest rates and which have adjustable interest rates.

                               Fixed           Adjustable
                               Rates              Rates
                                    (In thousands)

One- to four-family          $ 9,175           $  74,224
Commercial real estate           703              21,827
Construction                      --               2,708
Consumer                       7,359               3,977
Commercial business              249                 878
  Total                      $17,486            $103,614

      The following table sets forth scheduled contractual amortization of loans at June 30, 1998 and June 30, 1997, and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                               At June 30, 1998                      At June 30, 1997
                                        Commercial                             Commercial
                      Mortgage Consumer  Business   Total    Mortgage  Consumer  Business  Total
                        Loans   Loans     Loans     Loans     Loans      Loans    Loans    Loans
                                                   (In thousands)
Amounts due:
  Within one year    $  96,467  $ 3,977   $  879  $101,323  $  87,829    $2,289   $1,935  $92,053
  After one year
   through three
   years                 1,620    3,066      137     4,823      2,234     2,388      275    4,897
  After three years
   through five years    5,265    3,996      111     9,372      2,817     2,622       93    5,532
  After five years       5,285      297       --     5,582      7,130       729       80    7,939
     Total            $108,637  $11,336   $1,127  $121,100   $100,010    $8,028   $2,383 $110,421

  Interest rate terms
   on amounts due
   after one year:

     Fixed  $   9,878    7,359     $249 $  17,486    $14,534    $8,028   $1,748    $24,310
     Adjust-
      able     98,759    3,977      878    103,614    85,476        --      635     86,111


Originations, Purchases and Servicing of Loans and Mortgage-Backed Securities

     Generally, real estate loans are originated by the Bank's staff of salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank has not participated in the secondary market and does not service any loans for other entities.

     While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In 1998, the Bank originated $48.5 million of loans, compared to $41.2 million and $54.3 million in 1997 and 1996, respectively. The increase om 1998's originations was attributed to expanded product lines, increased marketing, and price competitiveness.

     From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In 1998, the Bank purchased one loan for $171,000, which was secured by an income producing property. At June 30, 1998, loan participations totaled $1.9 million, or 1.6% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 1998, all of such participations were performing in accordance to their respective terms.

     In addition, the Bank has purchased MBS to complement lending activities and provide balance sheet flexibility for liquidity and asset/liability management. The Board believes that the lower yield carried by MBS is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, non-residential, multi-family and other types of loans. See
"- Mortgage-Backed and Related Securities."

       The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                         Year Ended June 30,
                                      1998         1997         1996
                                           (In thousands)
Total mortgage loans at
  beginning of period              $100,010  $    89,197      $79,883
Loans originated:
  One- to four-family                20,687       21,993       16,032
  Multi-family and
   commercial real estate             9,736        5,618        5,781
  Construction loans                  2,540        2,086        3,242
       Total loans originated        32,963       29,697       25,055
Loans purchased:
       Total loans purchased            171           --           --
Loans sold:
       Total loans sold                  --           --           --
Mortgage loan principal repayments  (24,391)     (18,763)     (15,620)
Foreclosures                           (116)        (121)        (121)
Net loan activity                     8,627       10,813        9,314

Total mortgage loans at end of
 period                            $108,637     $100,010      $89,197

Asset Quality

     Delinquent Loans. Generally, when a borrower fails to make a required payment on mortgage or installment loans the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will generally send a 30-day demand notice to the customer, which if not cured, unless satisfactory arrangements have been made, will lead to foreclosure. For consumer loans the Missouri Right-To-Cure Statute is followed which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

     The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 1998.

                                   Loans Delinquent For:
                                                            Total Loans
                                        90 Days and        Delinquent 60
                          60-89 Days        Over           Days or More
                       Numbers  Amounts  Number  Amounts    Number  Amounts


One- to four-family      16     $ 363      23    $  842       39     $1,205
Construction loans        1        30      --        --        1         30
Commercial real estate    1        96       7       348        8        444
Mobile home               7        71      11        80       18        151
Consumer                  4        68      14        65       18        133
         Totals          29      $628      55    $1,335       84     $1,963

     Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful, and as a result, previously accrued interest income on the loan is taken out of current income. The Bank has no reserves for uncollected interest and does not accrue interest on non-accrual loans. A loan may be transferred back to accrual status once a satisfactory repayment history has been restored. Foreclosed assets held for sale include assets acquired in settlement of loans and are shown net of reserves.

     At June 30, 1998, the Bank had 13 loans totaling $533,000 on which interest was not being accrued in accordance with SFAS No. 114, as amended. The Bank would have recorded interest income of $46,000, $124,000 and $47,000 on non-accrual loans during the years ended June 30, 1998, 1997 and 1996, respectively, if such loans had been performing during such periods. See page 29 of the Annual Report for a discussion of impaired loans. In addition, the Bank had $804,000 in residential and consumer loans which were still accruing interest that were 90 days or more past due. These loans are in the process of collection and the Bank expects these loans to be brought current. At June 30, 1998 the Bank had included $22,000 in income on these loans.

       The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

                                                 At June 30,
                                     1998   1997    1996    1995   1994
                                           (Dollars in thousands)
Nonaccruing loans:
  One- to four-family             $  182  $  922    $480  $  700   $ 641
  Commercial real estate             344     279      --      14      47
  Consumer                             7     179      45      14       8
  Commercial business                 --      --      21       9      --
         Total                    $  533  $1,380    $546  $  737   $ 696
Loans 90 days past due
 accruing interest:
  One- to four-family             $  661  $   --    $ --   $   --   $  --
  Commercial real estate               3      --      --       --      --
  Consumer                           140      --      --       --      --
  Commercial business                 --      --      --       --      --
         Total                    $  804  $   --    $ --   $   --   $  --

  Total nonperforming loans       $1,337  $1,380    $546   $  737   $ 696

Foreclosed assets held for sale:
  Real estate owned               $  172  $   55    $ 60   $  727   $ 778
  Other nonperforming assets          12      --      --       --      --
         Total nonperforming
          assets                  $1,521  $1,435    $606   $1,464   $1,474

Total nonperforming loans
     to net loans                  1.12%    1.28%    .57%     .89%     .93%
Total nonperforming loans
     to total assets                .86%     .86%    .34%     .50%     .49%
Total nonperforming assets
     to total assets                .98%     .89%    .38%     .99%    1.04%

      Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. Assets, which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, may be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division, which can order the establishment of additional loss allowances.

     In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 1998, classified assets totaled $5.5 million, or 3.55% of total assets as compared to $1.4 million, or .86% of total assets at June 30, 1997. The significant increase in classified assets was primarily the result of a $3.2 million and $714,000 increase in classified assets secured by commercial real estate and one- to four-family residences, respectively.

     The largest classified commercial real estate relationship at June
30, 1998 totaled $2.6 million and was performing in accordance with its terms. In addition, the Bank had classified three other lending relationships secured primarily by commercial real estate, which in the aggregate totaled $1.1 million. Each of these borrowing relationships was classified due to concerns over whether the property securing the Bank's loans generated sufficient cash flow to amortize the loan in accordance with its terms.

     Other Loans of Concern. In addition to the classified assets discussed above, there was also an aggregate of $712,000 in net book value of loans
(19 one- to four-family residential loans, 1 construction loan and 11 consumer loans) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

     Real Estate Owned.   Real estate properties acquired through
foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1998, the Bank's balance of real estate owned totaled $172,000 and included 17 properties secured primarily by real estate lots.

     Allowance for Loan Losses.   The Bank's allowance for loan losses is
established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year
they are established.   The Bank had an allowance for loan losses at June 30,
1998, of $1.3 million, which represented .85% of nonperforming assets as compared to $706,000 or .49% of nonperforming assets at June 30, 1997. See
Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from assumptions used in making the final determination. Future additions to the allowance will likely be the result of periodic loan, property and collateral reviews and thus cannot be predicted with certainty in advance.

     The following table sets forth an analysis of the Bank's allowance for
loan losses for the periods indicated.   Where specific loan loss reserves
have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                             Year Ended June 30,
                                      1998   1997   1996   1995  1994
                                           (Dollars in thousands)

Allowance at beginning of period    $  706  $ 627   $572   $477  $261
Recoveries
   One- to four-family                   1     --    --     --     --
   Consumer                             42     --    --     --     --
   Mobile homes                         89     --    --     --     --
     Total recoveries                  132     --    --     --     --

Charge offs:
   One- to four-family                   6     --    --     --     14
   Consumer                            116    162     5     --     --
   Mobile homes                        204     --    --     --     --
     Total charge offs                 326    162     5     --     14

     Net charge offs                   194    162     5     --     14

Provision for loan losses              783    241    60     95    230

    Balance at end of period        $1,295   $706  $627   $572   $477

Ratio of allowance to total
 loans outstanding at the
  end of the period                   1.07%   .64%  .63%   .67%   .62%
Ratio of net charge offs
 to average loans outstanding
  during the period                    .17%   .16%  .01%    --    .02%


     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                      At June 30,
                         1998                1997                 1996                 1995                 1994
                            Percent             Percent               Percent             Percent             Percent
                            of Loans            of Loans              of Loans            of Loans            of Loans
                            in Each             in Each               in Each             in Each             in Each
                            Category            Category              Category            Category            Category
                            to Total            to Total              to Total            to Total            to Total
                    Amount  Gross Loans  Amount Gross Loans   Amount  Gross Loans  Amount Gross Loans  Amount Gross Loans
                                                        (Dollars in thousands)
One- to four-family $  372     70.03%    $ 647     71.38%       $562    72.77%      $562    77.96%      $467    80.23%
Construction            20      2.27        --        --          --       --         --       --         --       --
Commercial real estate 612     18.92        --        --          --       --         --       --         --       --
Consumer               126      8.87        59      9.56          65      9.89        10     5.99         10     5.90
Commercial business     17       .95        --        --          --        --        --       --         --       --
Mobile homes           127       .65        --        --          --        --        --       --         --       --
Unallocated             21        --        --        --          --        --        --       --         --       --
  Total allowance
   for loan losses  $1,295              $   706                 $627                $572              $477

Investment Activities

     General. Under Missouri law, the Bank is permitted to invest in various types of liquid assets, including U.S. and Missouri obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities and obligations of States and their political sub-divisions. Generally, the investment policy of the Company is to invest funds among various categories of investments and repricing characteristics based upon the Company's need for liquidity, to provide collateral for borrowings and public unit deposits, to help reach financial performance targets and to help maintain asset/liability management objectives.

     The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President, Chief Financial Officer and three outside directors.

     Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity
(HTM) or available-for-sale (AFS) at the time of purchase. For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

     The Company has adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which allows debt securities to be classified as "HTM" and reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 1998, AFS securities totaled $23.5 while HTM totaled $4.6 million (excluding FHLB stock), see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Investment Securities. At June 30, 1998, the Company's investment securities portfolio totaled $15.1 million, or 9.7% of total assets as compared to $19.6 million, or 12.3% of total assets at June 30, 1997. The reduction was due to $7.2 million in maturities and $2.6 million in sales, which more than offset purchases of $5.0 million. At June 30, 1998, the investment securities portfolio included $6.9 million in callable agency bonds, $6.4 million in municipal bonds, $2.9 million of which is subject to early redemption at the option of the issuer, $1.1 million in FHLB stock and $600,000 in other agency securities. Based on contractual maturities, the weighted average maturity of the investment securities portfolio at June 30, 1998, excluding FHLB stock, was 58.7 months.

     Mortgage-Backed and Related Securities.   At June 30, 1998, MBS totaled
$14.2 million, or 9.1%, of total assets as compared to $26.2 million, or 16.4% of total assets at June 30, 1997. The reduction was due to the proceeds from the sales and maturities of MBS being reinvested into loans receivable. During 1998, the Bank had net sales of $7.5 million in MBS and maturities of $5.4 million, which more than offset purchases of $1.1 million. At June 30, 1998, the MBS portfolio included $9.9 million in adjustable-rate MBS, $2.6 million in collateralized mortgage obligations, which passed the Federal Financial Institutions Examination Council's sensitivity test, and $1.7 million in fixed-rate MBS.

Investment Securities Analysis

     The following table sets forth the Company's investment securities portfolio at carrying value (including securities classified HTM and securities classified as AFS) at the dates indicated.

                                                      At June 30,
                              1998                    1997                   1996
                       Carrying   Percent of   Carrying   Percent of  Carrying  Percent of
                       Value(1)   Portfolio    Value(1    Portfolio   Value(1)  Portfolio
                                              (Dollars in thousands)
U.S. government
  agencies           $  7,597       50.47%      $10,046     51.15%     $8,023     37.64%
State and political
  subdivisions          6,401       42.53         6,528     33.23       8,856     41.55
Corporate securities       --          --         1,548      7.88       2,915     13.68
FHLB stock              1,054        7.00         1,520      7.74       1,520      7.13

   Total              $15,052      100.00%      $19,642    100.00%    $21,314    100.00%

<F1>
(1) The market value of the investment securities portfolio amounted to $15.2 million, $19.8 million and $21.3 million at June 30, 1998, 1997 and 1996, respectively.

    The following table sets forth the maturities and weighted average yields of debt securities in the investment securities portfolio (including securities classified HTM and securities classified as AFS) at June 30, 1998.

                                             Securities Held to Maturity
                                                   June 30, 1998
                                                     Estimated     Weighted
                                          Book       Market        Average
                                          Value      Value         Yield
                                               (Dollars in Thousands)
U.S. government agencies:
  Due within 1 year                     $  600      $  587          2.65%
  Due after 1 year but within 5 years       --          --            --
  Due after 5 years but within 10 years     --          --            --
  Due after 10 years                        --          --            --

State and political subdivisions:
  Due within 1 year                        175          176          4.69
  Due after 1 year but within 5 years    1,618        1,653          5.35
  Due after 5 years but within 10 years  1,444        1,515          5.23
  Due after 10 years                       808          866          6.20
Total Held to Maturity                  $4,645       $4,797          5.11%

                                             Securities Available for Sale
                                                     June 30,1998
                                                        Book/       Weighted
                                        Amoritzed     Estimated     Average
                                          Cost      Market Value    Yield
                                                 (Dollars in Thousands)
U.S. government agencies:
  Due within 1 year                        --            --            --
  Due after 1 year but within 5 years  $6,990        $6,997          6.25%
  Due after 5 years but within 10 years    --            --            --
  Due after 10 years                       --            --            --

 State and political subdivisions:
  Due within 1 year                       210           210           4.31
  Due after 1 year but within 5 years   1,597         1,635           7.11
  Due after 5 years but within 10 years   295           307           5.71
  Due after 10 years                      195           203           6.13
Total Available for Sale               $9,287        $9,352           6.34%

     The following table sets forth certain information at June 30, 1998 regarding the dollar amount of MBS maturing in the Bank's portfolio (including securities classified HTM and securities classified AFS) based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown as maturing at their next repricing date.
                                             At June 30,
                                                1998
                                           (In thousands)
               Amounts due:
                Within 1 year                  $12,617
                After 1 year through 3 years     1,056
                After 3 year through 5 years        --
                After 5 years                      481
                  Total                        $14,154

     The following table sets forth the dollar amount of all MBS due one year after June 30, 1998, which have fixed interest rates and have floating or adjustable rates.

                                              At June 30,
                                                 1998
                                            (In thousands)
               Interest rate terms on
               amounts due after 1 year:
                Fixed                          $ 1,745
                Adjustable                      12,367
                Pending                             42
                 Total                         $14,154

     The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of the Bank's retained earnings at the dates indicated.

                                          At June 30,
                            1998              1997               1996
                     Carrying  Market  Carrying   Market  Carrying  Market
                       Value   Value    Value      Value    Value    Value
                                        (In thousands)

FHLMC certificates   $ 1,426 $ 1,426  $ 4,986  $   4,989  $ 8,614  $ 8,616
GNMA certificates      6,326   6,326   11,770     11,770   10,644   10,644
FNMA certificates      3,846   3,846    6,391      6,391   12,323   12,325
Collateralized mortgage
 Obligations           2,556   2,556    3,089      3,089    3,456    3,456
            Total    $14,154 $14,154  $26,236    $26,239  $35,037  $35,041

Deposit Activities and Other Sources of Funds

     General. The Company's primary sources of funds are deposits, borrowings, payment of principal and interest on loans and MBS, interest and principal received on investment securities and other short-term investments, and funds provided from operating results. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and overall economic conditions.

     Borrowings, including FHLB advances, have been used at times to provide additional liquidity. Borrowings are used on an overnight or short-term basis to compensate for periodic fluctuations in cash flows, and are used on a longer term basis to fund loan growth and to help manage the Company's sensitivity to fluctuating interest rates.

     Deposits. The Bank offers a variety of deposit accounts, which have a wide range of interest rates and terms as set forth in the following table. Deposit account terms vary according to the minimum balance required, the time periods funds must remain on deposit and the interest rate, among other factors. Deposits are solicited from the Bank's primary market area and are attracted and retained through competitive pricing, cross-selling, advertisement and providing quality customer service.

     The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include radio, and newspaper advertisements. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.


 Weighted
 Average                                                          Percentage
 Interest                                            Minimum       of Total
 Rate     Term     Category                    Amount     Balance  Deposits
                             (In thousands)

          None   Non-interest Bearing                   $   2,590    2.37%
  2.40%   None   Now Accounts                   $  100      7,510    6.86
  2.50    None   Savings Accounts                   50      7,319    6.69
  3.44    None   Money Market Deposit Accounts   1,000      8,250    7.54

                   Certificate of Deposit

  4.13    91-day   Fixed-term/Fixed-rate           500        494     .45
  4.93    5 month  Fixed-term/Fixed-rate           500      2,049    1.87
  4.87    6 month  Fixed-term/Fixed-rate           500     15,980   14.61
  5.06    6 month  IRA Fixed-term/Fixed-rate       500         56     .05
  5.24    9 month  Fixed-term/Fixed-rate           500     12,987   11.87
  5.58    9 month  IRA Fixed-term/Fixed-rate       500      9,250    8.45
  5.14   11 month  Fixed-term/Fixed-rate           500      2,019    1.85
  5.42   12 month  Fixed-term/Fixed-rate           500     24,119   22.05
  5.20   12 month  IRA Fixed-term/Fixed-rate       500        689     .63
  5.01   15 month  Fixed-term/Fixed-rate           500        963     .88
  4.58   24 month  Fixed-term/Fixed-rate           500      3,281    3.00
  5.00   24 month  IRA Fixed-term/Fixed-rate       500        152     .14
  5.57   29 month  Fixed-term/Fixed-rate           500      1,437    1.31
  5.52   29 month  IRA Fixed-term/Fixed-rate       500        417     .38
  4.85   36 month  Fixed-term/Fixed-rate           500      2,430    2.22
  5.24   36 month  IRA Fixed-term/Fixed-rate       500      4,084    3.73
  5.16   48 month  Fixed-term/Fixed-rate           500        280     .26
  5.25   60 month  Fixed-term/Fixed-rate           500      2,985    2.73
  5.40   60 month  IRA Fixed-term/Fixed-rate       500          1     .00
  7.82   72 month  Fixed-term/Fixed-rate           500         10     .01
  8.08   96 month  Fixed-term/Fixed-rate           500         58     .05
                                                         $109,410  100.00%

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period                                Amount
                                           (In thousands)
Three months or less                          $ 4,515
Over three through six months                   3,427
Over six through twelve months                  2,761
Over 12 months                                  1,319
     Total                                    $12,022

Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                 At June 30,
                          1998       1997       1996
                               (In thousands)

  4.00 - 4.99%          $ 8,850    $ 21,004    $ 24,741
  5.00 - 5.99%           74,667      72,566      66,530
  6.00 - 6.99%              120         123       5,139
  7.00 - 7.99%               26          28       1,236
  8.00 - 8.99%               59          68          63
  9.00 - 9.99%               19          18          17
     Total              $83,741    $ 93,807    $ 97,726

     The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                                         Amount Due
                Less                                               Percent
                Than of                                             Total
                One     1-2      2-3      3-4    After           Certificate
                Year    Years   Years    Years  4 Years    Total   Accounts
                                  (In thousands)

4.00 - 4.99%  $ 6,532  $1,814  $  503    $  2       $ --    $8,851    10.58%
5.00 - 5.99%   67,349   1,200   5,202     656        260    74,667    89.16
6.00 - 6.99%       --     120      --      --         --       120      .14
7.00 - 7.99%        7       4      10      --          5        26      .03
8.00 - 8.99%       --      --      --      --         58        58      .07
9.00 - 9.99%       19      --      --      --         --        19      .02
      Total   $73,907  $3,138  $5,715     $658      $323   $83,741   100.00%

Deposit Flow

     The following table sets forth the savings flows at the Bank during the period indicated.

                                              At June 30,
                                   1998                             1997                  1996
                                  Percent                        Percent                        Percent
                                  of        Increase             of        Increase             of
                        Amount    Total    (Decrease)    Amount  Total    (Decrease)  Amount    Total
                                          (Dollars in thousands)
Noninterest bearing   $  2,590   2.37%   $  1,420     $  1,170      .99%    $ 399     $   771    .64%
NOW checking             7,510   6.86        (277)       7,787     6.56       521       7,266   6.05
Regular savings
  accounts               7,319   6.69        (321)       7,640     6.44       659       6,981   5.81
Money market deposit     8,250   7.54         (51)       8,301     6.99       906       7,395   6.16
Fixed-rate certificates
  which mature (1):
   Within one year      73,907  67.55     (11,242)      85,149    71.73      2,584     82,565  68.72
   Within three years    3,138   2.87      (4,410)       7,548     6.36     (6,834)    14,382  11.97
   After three years     6,696   6.12       5,586        1,110      .93        332        778    .65
          Total       $109,410 100.00%  $  (9,295)    $118,705   100.00%   $(1,433)  $120,138 100.00%

<F1>
    (1) At June 30, 1998, 1997 and 1996 certificates in excess of $100,000 totaled $12.0 million, $19.9 million and $18.3 million, respectively.

      The following table sets forth the savings activities of the Bank for the periods indicated.

                                             Year Ended June 30,
                                     1998             1997           1996
                                                (In thousands)

Beginning Balance                 $118,705      $120,138          $118,152

Net increase (decrease)
 before interest credited          (12,383)       (4,977)           (2,059)

Interest credited                    3,088         3,544             4,045

Net increase (decrease)
  in savings deposits               (9,295)       (1,433)            1,986

Ending balance                    $109,410      $118,705          $120,138


     In the unlikely event the Bank is liquidated, depositors will be entitled to payment of their deposit accounts prior to any payment being made to the Company as the sole stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Missouri.

     Borrowings. As a member of the FHLB of Des Moines, the Bank has the ability to apply for FHLB advances. These advances are available under various credit programs, each of which has its own maturity, interest rate and repricing characteristics. Additionally, FHLB advances have prepayment penalties as well as limitations on size or term. In order to utilize FHLB advances, the Bank must be a member of the FHLB system, have sufficient collateral to secure the requested advance and own stock in the FHLB equal to 5% of the amount borrowed. See "REGULATION - The Bank -- Federal Home Loan Bank System."

     Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer -term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 1998, $19.8 million of the Bank's $21.1 million in FHLB advances were for original terms of ten years, subject to early redemption by the FHLB after an initial period of one to three years. In order for the Bank to borrow these funds, it has pledged $74.5 million of its residential loans to the FHLB and has purchased $1.1 million in FHLB stock

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                             Year Ended June 30,
                                            1998           1997
                                          (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end:
            FHLB advances                  $24,576        $14,544
Approximate average short-term borrowings
  outstanding with respect to:
            FHLB advances                    2,700         13,067
     Other long term borrowing              15,025             --

Weighted average rate paid on FHLB advances   5.41%          5.79%

Subsidiary Activities

       The Bank has one subsidiary, SMS Financial Services, Inc., which is a full-service insurance agency selling various types of insurance to individuals and businesses. It also leases computer equipment to the Bank. The activities of the subsidiary are not significant to the financial condition or results of operations of the Bank.

Competition

     The Bank faces strong competition, both in originating loans and in attracting deposits, from a variety of entities which include some companies which are subject to less regulatory oversight or regulation. Major competitors of the Bank include other banks and thrifts, credit unions, pension funds, mortgage bankers, and insurance companies. The competitive nature of the industry is unlikely to change as larger percentages of both available deposits and loans are shifted into debt and equity markets. The Bank is one of 9 government-regulated financial institution's located in the Bank's primary market area.

     The Bank attracts its deposits through its branch network, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other financial entities located within those same communities. The Bank competes for these deposits by offering a variety of competitively priced products, providing friendly service, offering convenient business hours, and by being an active participant in the success of each of these communities.

                                 REGULATION

The Bank

        General. As a state-chartered, federally insured savings bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Division and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

       Federal and state banking laws and regulations govern all areas of the. operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

      State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Missouri law and the regulations of the Division adopted thereunder. Missouri law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Missouri also generally have all of the powers that federal mutual savings
banks have under federal laws and regulations.   The Bank is subject to
periodic examination and reporting requirements by and of the Division.

     Federal Securities Law.   The stock of the Company is registered with
the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     The Company's stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their
transaction accounts (checking, NOW and Super NOW checking accounts).   At
June 30, 1998, the Bank was in compliance with these reserve requirements.

     Savings Banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

     Federal Home Loan Bank System.  The Bank is a member of the FHLB of
Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated
obligations of the FHLB System.   It makes loans to members (i.e., advances)
in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, the Bank had $1.1 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock, the dividend averaged 7.0% in 1998.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

        Deposit Insurance.   The FDIC is an independent federal agency that
insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

       The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

        Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF- assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

       In connection with the Bank's former regulatory status, the Bank's assessment rate for deposit insurance was increased from .065% to .095% beginning July 1, 1997. The increase has resulted in approximately $9,000 in additional costs per quarter for deposit insurance. The Bank is scheduled to be assessed at .065% beginning on January 1, 1999. See "Item 1. Description of Business -- Regulatory Considerations."

       The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

       The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

         Prompt Corrective Action. Under the Federal Deposit Insurance Act, ("FDIA") each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii> "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower cateory if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

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

        At June 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

        Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii)
earnings; and (viii) compensation, fees and benefits ("Guidelines").   The
Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Capital Requirements.   The FDIC's minimum capital standards
applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

         The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2%(and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

       FDIC regulations also require that banks meet a risk-based capital
standard.   The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

         An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable capital
restoration plan to its appropriate federal banking agency.   The plan must
specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk...to which the institution is exposed." Under the FDIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements.

        The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver;
(iii) restrict certain transactions with banking affiliates as if the "sister bank" requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates;
(v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the Prompt Corrective Action provisions. See "-- Prompt Corrective Action."

        The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of Statement of Financial Accounting Standards("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

        FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.


     The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 1998. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                         At June 30, 1998
                                                       Percent of Adjusted
                                          Amount       Total Assets(1)(2)
                                           (Dollars in thousands)
Tier 1 (leverage) capital                $21,167             13.7%
Tier 1 (leverage) capital requirement      6,196              4.0%
Excess                                   $14,971              9.7%


Tier 1 risk adjusted capital             $21,167             24.3%
Tier 1 risk adjusted capital requirement   3,485              4.0
Excess                                   $17,682             20.3%

Total risk-based capital                 $22,257             25.5%
Total risk-based capital requirement       6,970              8.0
Excess                                   $15,287             17.5%


(1)  For the Tier 1 (leverage) capital and Missouri regulatory capital
     calculations, percent of total average assets of $154.9 million.   For
     the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $87.4 million.
(2) As a Missouri-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

     Loans to One Borrower.   As a result of the 10(1) Election made by the
Bank in connection with the Charter Conversion (see Item 1. Description of Business--General"", the Bank remains subject to the loans to one borrower regulations applicable to federal savings associations.

     Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpared capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. Federal regulations permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Bank's limit on loans to one borrower was $3.4 million. At June 30, 1998 the Bank's largest aggregate amount of loans to one borrower was $2.6 million.

     Activities and Investments of Insured State-Chartered Banks. The FDIA generally limits the activities and equity investments of FDIC-insured, state -chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or for which the FDIC has granted and exception must cease the impermissible activity.

     Affiliate Transactions. The Company and the Bank are legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

     Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     Qualified Thrift Lender Test. As a result of the 10(l) Election made by the Bank in connection with its conversion to a state savings bank (see Item
1. Description of Business -- General"), the Bank remains subject to the qualified thrift lender ("QTL") test applicable to federal savings associations.

     All savings associations are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

       Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of
(i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the
institution's total assets.   At June 30, 1998, the Bank was in compliance
with the QTL test.

       Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate
income neighborhoods.   The regulatory agency's assessment of the bank's
record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating during its most recent CRA examination.

        Dividends. Dividends from the Bank constitute the major source of funds for dividends, which may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies.

       The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Company

       General. As a result of the 10(l) Election made by the Bank inconnec-tion with the charter conversion, the Company is a savings and loan holding company regulated by the OTS (for as long as the Bank satisfies the QTL test) rather than a bank holding company regulated by the FRB. Accordingly, the Company is subject to OTS regulations and filing requirements.

       Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling
the assets thereof.   They also prohibit, among other things, any director
or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

       Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution,
(v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

       Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- The Bank -- Qualified Thrift Lender Test," must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                            TAXATION

Federal Taxation

       General.   The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

        Bad Debt Reserve. Historically, savings institutions, such as the Bank used to be, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income.
The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

       The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last
taxable year beginning before January 1, 1988).   The Bank has no post-
1987 reserves subject to recapture.   For taxable years beginning after
December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         Distributions.   To the extent that the Bank makes "nondividend
distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and
distributions in partial or complete liquidation.   However, dividends paid
out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a
distribution from the Bank's bad debt reserve.   The amount of additional
taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See
"REGULATION" for limits on the payment of dividends by the Bank.   The Bank
does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

        Corporate Alternative Minimum Tax.   The Internal  Revenue Code
imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carry-overs. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

        Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

Missouri Taxation

       Missouri-based savings banks, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri savings banks are not subject to the regular state corporate income tax.




Audits

       There have not been any IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns filed during the past five years.

        For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

       As of June 30, 1998, the Company had 54 full-time employees and 9 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.  Description of Properties

     The following table sets forth certain information regarding the Bank's offices as of June 30, 1998.

                                   Building Net
                                   Book Value         Land      Building
                     Year          as of June         Owned/    Owned/
Location             Opened        30, 1998           Leased    Leased
                                  (Dollars in thousands)
Main Office

531 Vine Street
Poplar Bluff, Missouri    1966    $470                Owned      Owned

Branch Offices

Highway 60
Van Buren, Missouri       1982     136                Owned      Owned

1330 Highway 67
Poplar Bluff, Missouri    1976      --                Leased(1)  Owned

Business 60 West
Dexter, Missouri          1979     222                Owned      Owned

100 South Madison
Malden, Missouri          1974      --                Leased(2)  Leased

308 First Street
Kennett, Missouri         1982     104                Owned      Owned

116 Washington
Doniphan,  Missouri       1976      --                Leased(3)  Leased

Highway 106 & 2nd Street
Ellington, Missouri       1987      --                Leased(4)  Leased


(1) Lease expires September 3, 1999 with a 5-year renewal option.
(2) Month-to-month lease.
(3) Month-to-month lease.
(4) Month-to-month lease.

Item 3.  Legal Proceedings

     In the opinion of management, the Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Bank's ordinary business, the Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.

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


Item 7.  Financial Statements

    Independent Auditors' Report*
    (a)  Consolidated Statements of Financial Condition as of
         June 30, 1998 and 1997*
    (b)  Consolidated Statements of Income for the Years Ended
         June 30, 1998, 1997 and 1996*
    (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1998, 1997 and 1996*
    (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1998, 1997 and 1996*
    (e)  Notes to Consolidated Financial Statements*

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

       The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                    Age at
                    June 30,
Name                 1998                    Position
                                     Company               Bank

Thadis R. Seifert     79    Chairman of the Board    Director

Donald R. Crandell    64    President and Chief      President and Chief
                            Executive Officer        Executive Officer

Leonard W. Ehlers     79    Director                 Chairman of the Board

Samuel H. Smith       60    Secretary/Treasurer      Director

Greg A. Steffens      31    Chief Financial Officer  Chief Financial Officer

      In addition to the above, the Bank's executive officer group includes:

                   Age at
                   June 30,
Name               1998        Position

James W. Tatum      72      Vice Chairman

Wilma F. Case       60      Senior Vice President and Chief Operations Officer

Kent Nichols        44      Senior Vice President and Chairman Loan Department

       The principal occupation of each executive officer of the Company is set forth below. All of the officers listed above have held positions with
or been employed by the Company for five years unless otherwise stated.   All
executive officers reside in Poplar Bluff, Missouri.   There are no family
relationships among or between the executive officers, unless otherwise stated.

      Thadis R. Seifert served as Executive Vice President of the Bank from
1970 until 1985.  He  has been a director of the Bank since 1971.   In 1997,
Mr. Seifert was elected as Chairman of the Company.   Mr. Seifert also serves
as an advisory Board Member for the Poplar Bluff Municipl Utilites.   He is
active in a variety of organizations, including the Kiwanis Club.

      Donald R. Crandell joined the Bank in 1985 and served as Executive Vice President and Chief Executive Officer from 1986 to 1995. In November 1994 he became President of the Bank and also continues to serve as Chief Executive Officer. From 1973 to 1985, Mr. Crandell served as Executive Vice President of First National Bank of Salem, Missouri. Mr. Crandell is past President and a Board Member of the Poplar Bluff Chamber of Commerce and is in the Kiwanis Club.

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

      Greg A. Steffens joined the Bank in 1998 and serves as the Chief Financial Officer of the Bank and Company. From 1993 to 1998, Mr. Steffens served as Chief Financial Officer of 1st Savings Bank and Sho-Me Financial Corp. in Mount Vernon, Missouri. From 1989 to 1993, Mr. Steffens was employed by the OTS as a thrift examiner. Mr. Steffens is a member of the Rotary.

      James W. Tatum was a member and a Partner of Kraft, Miles & Tatum, CPA's, an accounting firm, for over 40 years until his retirement in 1989. He is a past member of the Kiwanis Club and the Poplar Bluff Chamber of Commerce, the American Institute of CPA's and the Missouri Society of CPA's.

       Wilma F.Case has been affiliated with the Bank for 29 years and has served as Senior Vice President since 1992 and was appointed Chief Operations Officer in 1995. Ms. Case is active in a variety of organizations and currently serves as President of the American Cancer Society, as Director of the Kiwanis Club and is a member of the Business and Professional Women's Association and the Poplar Bluff Chamber of Commerce.

        Kent Nichols has been affiliated with the Bank for 15 years, has served as Senior Vice President since 1994 and was appointed Chairman of the Loan Department in 1995. Mr. Nichols is active in the Kiwanis Club.

Item    10.  Executive Compensation

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

          (a)Exhibits

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

            10(b)   Southern Missouri Savings Bank, FSB
                    Management Recognition and Development Plans**

            10(d)   Director's Retirement Agreements***
                    (i)   Robert A. Seifert
                    (ii)  Thadis R. Seifert
                    (iv)  Leonard W. Ehlers
                    (v)   James W. Tatum
                    (vi)  Samuel H. Smith

            10(e)   Tax Sharing Agreement***

            (11)    Statement Regarding Computation of Per Share
                     Earnings

            (13)    1998 Annual Report to Stockholders

            (21)    Subsidiaries of the Registrant

            (23)    Consent of Auditors

            (27)    Financial Data Schedule

          (b) Report on Form 8-K

              A Current Report on Form 8-K was filed on May  31,
          1998 to report on increased allowance for loan losses.

*    Incorporated by reference to the Registrant's Registration
      Statement on Form S-1 (33-73746), as amended.
**   Incorporated by reference to the Registrant's 1994 annual
      meeting proxy statement dated October 21, 1994.
*** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.

                           SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHERN MISSOURI BANCORP, INC.


Date:  September 30, 1998       By: /s/ Donald R. Crandell
                                    Donald R. Crandell
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Donald R. Crandell             September 30, 1998
    Donald R. Crandell
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Thadis R. Seifert              September 30, 1998
    Thadis R. Seifert
    Chairman of the Board

By: /s/Greg A. Steffens                September 30, 1998
    Greg A. Steffens
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Leonard W. Ehlers              September 30, 1998
    Leonard W. Ehlers
    Director

By: /s/ Samuel H. Smith                September 30, 1998
    Samuel H. Smith
    Director

By: /s/James W. Tatum                  September 30, 1998
    James W. Tatum
    Director

By:  /s/ Ronnie D. Black               September 30, 1998
    Ronnie D. Black
    Director

By: /s/ L. Douglas Bagby               September 30, 1998
    L. Douglas Bagby
    Director

                           SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOUTHERN  MISSOURI  BANCORP,INC.

Date:  September 30, 1998             By:
                                       Donald R. Crandell
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                                    September 30, 1998
    Donald R. Crandell
    President and Chief Executive Officer
    (Principal Executive Officer)


By:                                    September 30, 1998
    Thadis R. Seifert
    Chairman of the Board and Director


By:                                    September 30, 1998
    Greg A. Steffens
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


By:                                    September 30, 1998
    Leonard W. Ehlers
    Director


By:                                    September 30, 1998
    Samuel H. Smith
    Director


By:                                    September 30, 1998
    James W. Tatum
    Director

By:                                    September 30, 1998
    Ronnie D. Black
    Director

By:                                    September 30, 1998
    L. Douglas Bagby
    Director