Form 10QSB
period 1998-09-30
SOUTHERN MISSOURI BANCORP INC
filed 1998-11-12
CIK 916907

UNITED STATES
	                   SECURITIES AND EXCHANGE COMMISSION
	                        WASHINGTON, DC  20549

                             	FORM 10-QSB



(Mark One)

 x  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended       September 30, 1998

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

                                             Yes   X     No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            Class                     		Outstanding at November 3, 1998
Common Stock, Par Value $.01	                    1,375,278 Shares



              	SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
	                                FORM 10-QSB

                                   	INDEX


PART I.	Financial Information (Unaudited)		              	   		PAGE NO.

Item 1.		Consolidated Financial Statements (Unaudited)

         -  Consolidated Statements of Financial Condition         3

         -  Consolidated Statements of Income and
              Comprehensive Income		                     			       4

         -  Consolidated Statements of Cash Flows		               5-6

         -  Notes to Consolidated Financial Statements	           7-8

Item 2.		Management's Discussion and Analysis of Financial
         Condition and Results of Operations		                    9-12

PART II.	OTHER INFORMATION						                                   13

Item 1.		Legal Proceeding                                          13

Item 2.		Changes in Securities and Use of Proceeds                 13

Item 3.		Defaults upon Senior Securities	                          13

Item 4.		Submission of Matters to a Vote of Security-Holders       13

Item 5.		Other Information			                                      13

Item 6.		Exhibits and Reports on Form 8-K			                     14-15

        	-  Signature Page	                                        16

PART I  Item 1.  Financial Information

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1998 AND JUNE 30, 1998
                               (UNAUDITED)

                                  ASSETS

                                           September 30,      June 30,
                                               1998	            1998

Cash and due from banks		                  $  1,922,300	   $  2,462,679
Interest bearing deposits in other
  financial institutions  		                  5,610,064	      1,863,795
       Cash and cash equivalents	             7,532,364       4,326,474
Available-for-sale investment securities      8,368,739	      9,352,412
Held-to-maturity investment securities	       4,642,449	      4,645,407
Mortgage-backed securities,
  available-for-sale	  	                     15,036,943	     14,154,096
Loans receivable, net	                      116,180,688	    119,083,215
Foreclosed assets held for sale                 273,616         171,721
Premises and equipment 		                     1,872,660	      1,883,064
Accrued interest receivable:
  Loans  						                                 607,759         607,955
  Investments	       		                         270,074         299,823
Federal Home Loan Bank stock	                 1,091,000	      1,053,500
Prepaid expenses and other assets	              317,195	        369,391
Total Assets	                              $156,193,487	   $155,947,058

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	                                 $ 111,789,845	  $ 109,410,436
Federal Home Loan Bank advances	             19,800,000      21,068,905
Accrued interest payable                        754,298         581,590
Advances from borrowers for
  taxes and insurance			                        384,048         315,123
Accrued expenses and other liabilities          640,475 	       459,119
Total Liabilities	  	                       133,368,666	    131,835,173

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  500,000 shares authorized;
  none issued and outstanding		  	                    -               -
Common stock, $.01 par value;
  4,000,000 shares authorized;
  1,803,201 shares issued		                      18,032          18,032
Additional paid-in capital                   17,668,935	     17,628,758
Accumulated other comprehensive income           21,616         (27,804)
Retained earnings, substantially
  restricted		                               12,939,364 	    12,771,731
Unearned ESOP shares        		                 (484,314)	      (510,114)
Unearned MRP shares		                          (131,710)	      (155,710)
Treasury stock, at cost;
  383,023 and 310,813 shares at
  September 30, 1998 and June 30, 1998,
  respectively		                             (7,207,102)     (5,613,008)
	    Total stockholders' equity              22,824,821      24,111,885
Total Liabilities and
  Stockholders' Equity 		                  $156,193,487 	  $155,947,058

See Notes to Consolidated Financial Statements

               SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                       						        Three-months ended
                                                        September 30,
INTEREST INCOME:						                             1998              1997
      Loans receivable					                     $2,372,957        $2,196,470
      Investment securities				                    203,562	          255,298
      Mortgage-backed and related securities	      209,114 	         395,123
      Other interest-earning assets		               41,598   	        28,844
          Total interest income	                 2,827,231 	       2,875,735

INTEREST EXPENSE:
       Deposits						                            1,285,789         1,374,213
       Federal Home Loan Bank advances	            256,305  	        232,724
    Total interest expense		 	                   1,542,094 	       1,606,937

NET INTEREST INCOME				                          1,285,137 	       1,268,798

PROVISION FOR LOAN LOSSES				                       10,000  	         22,500

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES	 			               1,275,137  	      1,246,298

NONINTEREST INCOME:
     Service charges				                            59,555	           48,876
     Gains (losses) on investment and mortgage-
        backed securities, available-for-sale	        (625)	          31,612
     Insurance commissions			                       79,098	           71,594
     Income (expense) on foreclosed assets          (4,373)           (8,443)
     Late charges and other fees			                 18,153	           12,853
     Other income					                               5,952 	           8,414
	Total noninterest income			                       157,760 	         164,906

NONINTEREST EXPENSE:
     Compensation and benefits			                  567,465  	        589,907
     Occupancy and equipment, net			               109,029 	          79,742
     SAIF deposit insurance premiums	               24,504 	          29,063
     Professional fees				                          32,693 	          37,092
     Advertising						                              26,745   	        31,786
     Postage and office supplies			                 35,996            26,091
     Other				                                      84,349            65,409
	Total noninterest expense			                      880,781  	        859,090

INCOME BEFORE INCOME TAXES				                     552,116  	        552,114

PROVISION FOR INCOME TAXES				                     194,622  	        194,963

NET INCOME							                                  357,494 	         357,151

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized gains on AFS investment and
       mortgage-backed securities		                 49,026            81,742
     Reclassification adjustment for (gains)
       losses included in net income		                 394	          (19,915)
     Other comprehensive income		                   49,420            61,827
COMPREHENSIVE INCOME				  	                    $   406,914       $   418,978

Basic earnings per common share			             $      0.26 	     $      0.23
Diluted earnings per common share			           $      0.25     	 $      0.22
Dividends per common share				                 $     0.125	      $     0.125

See Notes to Consolidated Financial Statements

                   PART I:  FINANCIAL INFORMATION
               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            										Three-months ended
                                                         September 30,
                                                        1998 	        1997
Cash Flows From Operating Activities:
Net income							                                 $   357,494	  $   357,151
    Items not requiring (providing) cash:
      Depreciation and amortization	  	                57,062	       51,753
      MRP expense and ESOP expense			                  81,050	      119,786
      Loss (gain) on sale of available-for-sale
        securities				                                    625	      (31,612)
      Provision for loan losses    		                  10,000	       22,500
      (Gain) loss on foreclosed real estate, net           69	        7,889
      Net amortization of deferred income,
        premiums, and discounts		                      16,869        33,031
    Changes in:
      Accrued interest receivable			                   29,945	      118,762
      Prepaid expenses and other assets	                5,259        39,401
      Accounts payable and other liabilities	           6,536	      108,166
	      Accrued expense and other liabilities	         354,064	      104,114
Net cash provided by operating activities	            918,973       930,941

Cash flows from investing activities:
      Net decrease (increase) in loans		            2,817,285    (4,207,183)
      Proceeds from sales of available-for-sale
        investment securities		                       999,375             -
      Proceeds from sales of available-for-sale
        mortgage-backed securities	                         -	    2,303,652
      Proceeds from maturing available-for-sale
        investment securities		                             -	    1,680,000
      Proceeds from maturing available-for-sale
        mortgage-backed securities	                 1,171,264	    1,328,063
      Proceeds from maturing held-to-maturity
        mortgage-backed securities	                         -	       16,848
      Purchase of Federal Home Loan Bank stock        (37,500)	           -
      Purchase of available-for-sale securities	   (2,022,500)            -
      Purchase of premises and equipment              (46,658)     (121,384)
      Proceeds from sale of foreclosed
        real estate				                                 1,250	            -
Net cash provided by investing  activities			       2,882,516       999,996

Cash flows from financing activities:
Net increase(decrease)in certificates
  of deposit				                                      946,202	   (1,769,137)
Net increase in demand, NOW and
  Saving accounts			                                1,433,207	      358,985
Net increase in advances from borrowers
  for taxes and insurance		                            68,925	       93,486
Proceeds from Federal Home Loan Bank advances	      5,500,000	    4,000,000
Repayments of Federal Home Loan Bank advances      (6,768,905)	      (3,983)
Cash dividends paid				                              (180,934)     (194,589)
Exercise of stock options	            	                20,000             -
Purchase of treasury stock		                     		(1,614,094)     (368,080)
Net cash (used in) provided by
  financing activities			                            (595,599)	   2,116,682

Increase in cash and cash equivalents	              3,205,890     4,047,619

Cash and cash equivalents at beginning
  of period                                         4,326,474     3,425,175

Cash and cash equivalents at end of period	        $7,532,364    $7,472,794


See Notes to Consolidated Financial Statements

                       PART I:  FINANCIAL INFORMATION
               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                              (UNAUDITED)


                                                   	    Three-months ended
                                                           September 30,
                                                        1998 	        1997
Supplemental disclosures of
  Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate    	$   176,973	   $   32,670
Conversion of foreclosed real estate to loans	    $    94,500	   $    9,000

Cash paid during the period for:
Interest (net of interest credited)		             $   329,662	   $  404,847
Income taxes					                                 $         -	   $   50,000


































See Notes to Consolidated Financial Statements


               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 is not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 1998 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited financial statements for the fiscal years ended June 30, 1998 and 1997.

Note 2: Holding Company Formation, and Stock Issuance, Charter Conversions and Proposed State of Incorporation

	Southern Missouri Bancorp, Inc. (the "Company"), a Delaware corporation, was incorporated on December 30, 1993 for the purpose of becoming a holding company for Southern Missouri Savings Bank, upon its conversion from a state chartered mutual savings bank to a state chartered stock savings bank.

	The Company's subscription and community stock offering was completed on April 13, 1994 with the issuance of 1,803,201 shares of common stock at a price of $10 per share. The stock offering provided net proceeds of approximately $15.2 million after conversion costs and unearned compensation related to shares issued to the Employee Stock Ownership Plan ("ESOP") and Management Recognition Plan ("MRP").

	On June 20, 1995, Southern Missouri Savings Bank converted from a state chartered stock savings bank to a federally chartered stock savings bank and changed its name to Southern Missouri Savings Bank, FSB.

	On February 17, 1998, Southern Missouri Savings Bank, FSB converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank and Trust Co. (the "Bank" or "SMBT").

	On October 19, 1998, the Company's stockholders approved a proposal to change the Company's state of incorporation from Delaware to Missouri. This reincorporation is expected to become effective during the quarter ending December 31, 1998.

Note 3:  Principles of Consolidation

	The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SMBT, which in turn owns all of S.M.S. Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Employee Stock Ownership Plan

 	In conjunction with the stock offering, the Company established an ESOP with 142,832 unallocated shares available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account.
The Company recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At September 30, 1998, the ESOP had allocated 85,096 shares and had 3,000 shares committed for allocation to employees of the Bank.


Note 5:  Benefit Plans

	In conjunction with the stock offering, the Company established both a MRP and a Stock Option and Incentive Plan ("SOIP"). The MRP authorized 71,416 shares to be issued to directors, officers and employees of SMBT of which 68,918 have been awarded and 63,218 have vested or remain outstanding. The SOIP authorized 178,540 stock options for shares to be issued to directors, officers and employees of SMBT, pursuant to which 151,049 options have been awarded and 116,325 remain outstanding. Stock awarded under the MRP vests over five years, with compensation expense being amortized over each participant's vesting period. As of September 30, 1998, unvested MRP shares totaled 12,411.

Note 6:  Earnings Per Share

	The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." The statements replaced the presentation of primary earnings per share with a presentation of basic earnings per share. These statements also required dual presentation of basic and diluted earnings per share by entities with complex capital structures and required a reconciliation of the numerators and denominators between the two calculations. These statements became effective for financial statements issued for periods ending after December 15, 1997, including those for interim periods.

	Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 1998 and 1997, as restated, under SFAS No. 128:

                               								   Three Months Ended
                                             September 30,
                                           1998        1997

Net earnings				  	                    $ 357,494   $ 357,151
Weighted-average shares -
  Basic earnings per share		        		 1,389,884   1,545,928
Stock options under treasury
  stock method						                      43,573	     47,412
Weighted-average shares -
  Diluted earnings per share		      		 1,433,457	  1,593,340

Basic earnings per common share	       $    0.26	  $    0.2
Diluted earnings per common share			   $    0.25	  $    0.22

PART I
                                  Item 2
               Southern Missouri Bancorp, Inc. and Subsidiary
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

General

	The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $1.3 million in cash and investments. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

	The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at September 30, 1998 and the results of operations for the three months ended September 30, 1998 and 1997, respectively.

Forward Looking Statements

	Except for the historical information contained herein, the matters discussed in this Form 10-QSB may be deemed to be forward-looking statements that involve risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and price competition for loans and deposits. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgement as of the date of this Form 10-QSB. The Company disclaims however, any intent or obligation to update these forward-looking statements.

Financial Condition

	The Company's total assets increased $246,000, or 0.2%, from $155.9 million at June 30, 1998 to $156.2 million at September 30, 1998.  During this period, net loans receivable declined $2.9 million, from $119.1 million at June 30,
1998 to $116.2 million at September 30, 1998.  In addition, cash and cash equivalents increased $3.2 million from $4.3 million at June 30, 1998 to $7.5 million at September 30, 1998.  This was primarily the result of increased loan prepayments and a reduction in loan originations.  The loan portfolio's decline consisted of a $2.3 million and $709,000 reduction in loans secured by one- to four-family residences and consumer loans, respectively.  The Company has re-evaluated its loan product offerings and remains committed to its plan to increase loans receivable.

	Deposits increased $2.4 million, or 2.2%, from $109.4 million at June 30, 1998 to $111.8 million at September 30, 1998. The increase consisted primarily of increased MMDA accounts and certificates of deposit. The increase in deposits funded the repayment of $1.3 million in FHLB advances.

	At September 30, 1998, stockholders' equity was $22.8 million as compared to $24.1 million at June 30, 1998. The $1.3 million decline in stockholders' equity was primarily due to the repurchase of $1.6 million in stock and $181,000 in cash dividends on common stock. This decline was partially offset by the Company's $357,000 net income, $81,000 in benefit plan shares committed to be released and $49,000 in mark-to-market adjustments on the Company's available-for-sale securities.

Results of Operations - Comparison of the three month periods ended September 30, 1998 and 1997.

	Net Income. The Company's net income for the three month period ended September 30, 1998 was $357,000, which equaled the $357,000 earned during the same period of the prior year. Earnings were stable as a $29,000 increase in net interest income after loss provisions was offset by a $7,000 decline in noninterest income and increased noninterest expense of $22,000.

	Net Interest Income.  Net interest income increased by $16,000, or 1.3%, to
$1.29 million for the quarter ended September 30, 1998 as compared to the
$1.27 million earned during the same quarter of the prior year.  The increase was primarily due to a 34 basis point increase in the average interest-rate spread, which was mostly offset by a 4.0% decline in the average ratio of interest-earning assets to interest-bearing liabilities, from 119.0% to
115.0%.

	Interest Income. Interest income for the three month period ended September 30, 1998 declined $49,000, or 1.7% to $2.83 million as compared to the $2.88 million earned during the same period of the prior year. The decrease was primarily due to a $6.1 million or 3.9% decline in interest-earning assets which was partially offset by a 17 basis point increase in the average yield earned on these assets, to 7.52% from 7.35%. In addition, the composition of interest-earning assets changed as the average balance of loans receivable increased $7.2 million, or 6.6%, while average investment securities and MBS declined $14.1million.

Interest Expense.  Interest expense for the three month period ended
September 30, 1998 declined $65,000, or 4.0% to $1.54 million as compared to the $1.61 million expended during the same period of the prior year. The decline was primarily the result of a 17 basis point decline in the average cost of interest-bearing liabilities as the average cost of FHLB advances declined from 5.89% during the three months ended September 30, 1997 to 4.99% during the three months ended September 30, 1998. The average rate paid on these interest-bearing liabilities during the three months ended September 30, 1998 was 4.72% as compared to the 4.89% paid during the same period of the prior year.

Provision for Loan Losses. The provision for loan losses for the three month period ended September 30, 1998 decreased $13,000, or 55.6% to $10,000 as compared to $23,000 during the same period of the prior year. The reduction in the provision was primarily due to a reduction in adversely classified assets, primarily due to the improved financial condition of several of the Bank's loan customers, which resulted in their removal from the list of adversely classified assets. At September 30, 1998, adversely classified assets totaled $5.2 million, or 3.31% of total assets and 22.65% of total equity, as compared to $5.6 million, or 3.61% of assets and 23.35% of total equity at June 30, 1998 (see "Loan Loss Activity" and "Nonperforming Assets").

	Noninterest Income. Non-interest income for the three months ended September 30, 1998 declined $7,000, or 4.3% to $158,000, as compared to the $165,000 earned during the same period of the prior year. The decline was primarily attributed to a $32,000 reduction in gains realized on the sale of available-for-sale securities, which was partially offset by increased income from service charges and insurance commissions of $11,000 and $8,000, respectively.

	Noninterest Expense. Non-interest expense for the three months ended September 30, 1998 increased $22,000, or 2.5% to $881,000, as compared to the $859,000 expended during the same period of the prior year. The increase was primarily attributed to a $29,000, or 36.7% increase in occupancy expense and an increase in general operating expenses of $19,000. The increases were partially offset by a $22,000, or 3.8% reduction in compensation and benefits expense as well as a general reduction in expenses for professional fees, advertising and deposit insurance. Increased occupancy expense was due to higher depreciation expenses realized from the Bank upgrading its data processing equipment, while the decline in compensation expense was mostly due to lower ESOP expenses, which resulted from extending the term loan and number of shares committed to be released under the ESOP.

	Provision for Income Taxes. The provision for income taxes for both the three months ended September 30, 1998 and 1997 was $195,000.

Regulatory Matters and Supervisory Agreement

	On February 17, 1998, the Office of Thrift Supervision ("OTS") approved the conversion of the Bank from a federally chartered stock savings bank to a
Missouri chartered stock savings bank.  In connection with the charter conversion, the Bank changed its name to Southern Missouri Bank and Trust Co., the primary regulator of the Bank changed from the OTS to the Missouri
Division of Finance and the operating restrictions placed on the Bank pursuant to an OTS Supervisory Agreement were lifted.  However, the Bank remains subject to increased SAIF deposit insurance premium assessments due to the
Bank's former regulatory status.  During the three months ended September 30,
1998, the Bank recognized additional expense of $9,000 due to these higher deposit premiums.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 1998 and 1997:

                                             1998		          1997
	Balance, beginning of period			        $1,295,222      $  706,487
	Loans charged off - residential   	        (1,205)              -
	Loans charged off - consumer		             (2,510)	        (1,377)
	Loans charged off - mobile home	              (88)	             -
	Recoveries of loans previously charged off
		Residential real estate		                    275	              -
		Consumer					                              2,270 	        11,348
Mobile homes				                            22,566	              -
	Net recoveries (charge offs)      	        21,308           9,971
	Provision charged to expense		             10,000	         22,500
Balance, end of period			               $1,326,530	     $  738,958

	Ratio of net charge offs (recoveries)
       during the period to average loans
       outstanding during the period		       (1.81%)	         (.01%)

	The increase in recoveries on mobile homes related primarily to the sale of
3 mobile homes, which had been charged off.  At September 30, 1998, the
Company had 15 loans for $145,000, which had been charged off the Company's books, but had not yet been repossessed.

Nonperforming Assets

	The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Bank's historical loss ratios. The allowance for loan losses increased
$31,000 to $1.33 million at September 30, 1998 from $1.30 million on June 30, 1998. At September 30, 1998, the Bank had $5.2 million, or 3.31% of total assets and 22.65% of stockholders' equity adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.6 million, or 3.61% of total assets and 23.35% of stockholders' equity at June 30, 1998.
 The slight improvement in these ratios was attributed to enhanced collection efforts and the improved financial condition of several of the Bank's loan customers, which resulted in their removal from the balance of adversely classified assets.

	The ratio of nonperforming assets to total assets is a measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets:

Loans past maturity/delinquent
  90 days or more	                       9/30/98      6/30/98     9/30/97
	Residential real estate	            $   541,000  $   843,000  $  837,000
	Commercial real estate		                455,000	     347,000	    306,000
	Consumer				                            235,000       67,000      46,000
	Mobile homes			                         143,000       80,000     169,000
Total loans past maturity/
  delinquent 90+ days	                 1,374,000    1,337,000   1,358,000
Assets acquired in settlement of loans   273,000      172,000     120,000
 	Total nonperforming assets	         $1,647,000   $1,509,000  $1,478,000

Percentage nonperforming assets to
  total assets	                             1.06%	        .98%	       .91%
Percentage nonperforming loans to
  net loans		                               1.18%	       1.12%	      1.21%

Asset and Liability Management and Market Risk

	The goal of the Bank's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities so as to maximize net interest income without exposing it or the
Bank to an excessive level of interest-rate risk.  The Bank has employed various strategies intended to manage the potential effect that changing interest rates have on future operating results.  Historically, the primary asset/liability management strategy had been to focus on matching the repricing intervals of interest-earning assets and interest-bearing liabilities.  This strategy has resulted in a manageable exposure to interest-
rate risk with modest asset and loan growth rates.

	The primary elements of the Bank's current asset/liability strategy includes (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans, (ii) growth in loans secured by commercial real estate, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced short-term certificates of deposit, and (vi) the use of FHLB advances to help manage exposure to interest-rate risk. The degree to which each segment of the strategy is achieved will affect the Bank's overall profitability and exposure to interest-rate risk.

	The Bank has not and does not anticipate the use of derivative financial instruments or other financial instruments for managing its exposure to interest-rate risk or use in a trading account. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk, equity price risk or risk to any hedge funds.

Liquidity and Capital Resources

	The Company's primary sources of funds are deposits, the receipt of principal and interest payments on loans and mortgage-backed securities, investments and FHLB advances. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors, which make their cash flows difficult to anticipate.

	The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses.  At September 30,
1998, the Company had outstanding commitments to fund $2.2 million in mortgage loans and $125,000 in non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At September 30, 1998, the Bank had available credit at the FHLB of approximately $57.3 million, of which $19.8 million had been advanced.  Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Year 2000 Considerations

	The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate the current year. When the millenium changes, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. The
Year 2000 issue affects virtually all companies and organizations.

	The Company performs all material data processing functions on an in-house computer processing system provided by a third party. The Company is in the process of assessing this system, other informational and data processing systems as well as those of its vendors, and suppliers to ascertain the degree to which each will be impacted by Year 2000. Initial testing of internal systems and how they interact with those of vendors and suppliers began June
30, 1998 and is scheduled to be completed by March 31, 1999. Upon completion of system testing, the Company will modify its contingency plan to incorporate the results of this testing. The Company has notified its depositors and loan customers of the Year 2000 issue and is in the process of assessing their Year 2000 preparedness.

	Management anticipates Year 2000 expenditures to be less than $100,000, of which approximately $25,000 had been expended as of September 30, 1998. In addition, the Company has expended approximately $250,000 to upgrade its data processing system since June 30, 1996. Incomplete or untimely compliance, however, may have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

	In the event the Company's Year 2000 efforts fails in any material respect, the Company has formulated a contingency plan for its data processing functions.  The contingency plan calls for the use of the Company's backup data processing system if the current system fails to operate properly.  In the event that the backup system is unable to properly function, the Company plans to operate manually.

Regulatory Capital

	The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 1998, the Bank exceeded all three regulatory capital requirements with leverage capital of $20.9 million (13.57% of average total assets), tier I capital of $20.9 million (23.67% of risk-based assets) and risk-based capital of $22.0 million (24.92% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

PART II - OTHER INFORMATION
Southern Missouri Bancorp, Inc. and Subsidiary

Item 1 - Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve aggregate amounts management believes to be immaterial to the financial condition and results of operations of the Company and the Bank.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

(a) On October 19, 1998, the Company held its Annual Meeting of
Stockholders.

(b) At the meeting, Mr. Leonard M. Ehlers and Mr. Thadis R. Seifert were elected to three year terms to expire
	in 2001, the Company's proposal to change its state of incorporation from Delaware to Missouri was approved, as was the amendment to increase the Company's number of authorized shares of common stock.

(c) The results of the voting on each of the proposals is as follows:

(i)	The election of Mr. Leonard M. Ehlers as a director of the
Company;

		VOTES:          	   FOR          WITHHELD
		1,237,766	       1,190,761	       47,005

(ii) The election of Mr. Thadis R. Seifert as a director of the Company;

		VOTES:              FOR	         WITHHELD
		1,237,766	       1,190,761	       47,005

(iii) The proposal to change the Corporation's state of incorporation to Missouri from Delaware;

		VOTES:  	   FOR	      AGAINST	   ABSTAIN	   NON-VOTES
1,420,178	  825,486	     21,315	    4,514	     386,451

(iv) The proposal to change the Company's authorized number of shares;

		VOTES:  	   FOR	      AGAINST	   ABSTAIN	   NON-VOTES
1,237,766	1,187,482	     44,195	    6,089         -0-

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

(3) (a)	Certificate of Incorporation of the Registrant*

(3) (b)	Bylaws of the Registrant*


Item 6 - Exhibits and Reports on Form 8-K (continued)

10 (a)	Registrant's Stock Option Plan**

10 (b)	Southern Missouri Savings Bank, FSB Management
		Recognition and Development Plans**

10 (c)	Employment Agreement with Donald R. Crandell***

10 (d)	Director's Retirement Agreements***
(i) Robert A. Seifert
(ii) Thadis R. Seifert
(iii) Leonard W. Ehlers
(iv) James W. Tatum
(v) Samuel H. Smith

10 (e)	Tax Sharing Agreement***

(27) Financial Data Schedule

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


                                          SOUTHERN MISSOURI BANCORP, INC.
                                          Registrant


Date:    November 10, 1998
								                                  Donald R. Crandell
								                                  President and Chief Executive Officer

Date:    November 10, 1998
                                   							Greg A. Steffens
							                                  	Chief Financial Officer