Form 10QSB
period 1998-12-31
SOUTHERN MISSOURI BANCORP INC
filed 1999-02-16
CIK 916907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                          FORM 10-QSB



(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

         Class                      Outstanding at February 12, 1999
Common Stock, Par Value $.01                1,343,281 Shares


         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                          FORM 10-QSB

                             INDEX


PART I.   Financial Information (Unaudited)                       PAGE NO.

Item 1.        Consolidated Financial Statements (Unaudited)

          -     Consolidated Statements of Financial Condition        3

          -    Consolidated Statements of Income and
                 Comprehensive Income                                 4

          -     Consolidated Statements of Cash Flows                5-6

          -     Notes to Consolidated Financial Statements           7-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9-14

PART II.  OTHER INFORMATION                                           15

Item 1.        Legal Proceedings                                      15

Item 2.        Changes in Securities and Use of Proceeds              15

Item 3.        Defaults upon Senior Securities                        15

Item 4.        Submission of Matters to a Vote of Security-Holders    15

Item 5.        Other Information                                      15

Item 6.        Exhibits and Reports on Form 8-K                       15

          -     Signature Page                                        16


                   PART I  Item 1.  Financial Information

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    DECEMBER 31, 1998 AND JUNE 30, 1998
                                (UNAUDITED)

                                  ASSETS

                                                December 31,       June 30,
                                                     1998            1998

Cash and due from banks                       $    2,790,659  $    2,462,679
Interest bearing deposits in other
  financial institutions                           4,561,496       1,863,795
       Cash and cash equivalents                   7,352,155       4,326,474
Available-for-sale investment securities           7,822,168       9,352,412
Held-to-maturity investment securities             4,366,870       4,645,407
Mortgage-backed securities, available-for-sale    19,343,935      14,154,096
Loans receivable, net                            114,570,917     119,083,215
Foreclosed assets held for sale                      555,996         171,721
Premises and equipment                             1,933,486       1,883,064
Accrued interest receivable:
   Loans                                             676,326         607,955
   Investments                                       276,467         299,823
Federal Home Loan Bank stock                       1,091,000       1,053,500
Prepaid expenses and other assets                    391,586         369,391
     Total Assets                               $158,380,906    $155,947,058

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                        $115,385,630    $109,410,436
Federal Home Loan Bank advances                   19,800,000      21,068,905
Accrued interest payable                             667,689         581,590
Advances from borrowers for taxes and insurance      140,596         315,123
Accrued expenses and other liabilities               513,043         459,119
     Total Liabilities                           136,506,958     131,835,173

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                   -              -
Common stock, $.01 par value; 4,000,000 shares
 authorized; 1,803,201 shares issued                  18,032          18,032
Additional paid-in capital                        17,700,186      17,628,758
Accumulated other comprehensive income                (9,490)        (27,804)
Retained earnings, substantially restricted       13,107,717      12,771,731
Unearned ESOP shares                                (458,514)       (510,114)
Unearned MRP shares                                 (107,710)       (155,710)
Treasury stock, at cost; 451,622 and 310,813
 shares at December 31, 1998 and June 30, 1998,
 respectively                                     (8,376,273)     (5,613,008)
     Total stockholders' equity                   21,873,948      24,111,885
Total Liabilities and Stockholders' Equity      $158,380,906    $155,947,058

See Notes to Consolidated Financial Statements


               SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                                (UNAUDITED)

                                      Three-months ended      Six-months ended
                                         December 31,             December 31,
                                 1998           1997         1998           1997
INTEREST INCOME:
  Loans receivable             $2,362,830  $2,279,525   $4,735,787  $4,475,995
  Investment securities           181,304     275,285      384,866     530,583
  Mortgage-backed and
    related securities            246,927     312,122      456,042     707,245
  Other interest-earning assets    45,943      29,911       87,541      58,755
     Total interest income      2,837,004   2,896,843    5,664,236   5,772,578

INTEREST EXPENSE:
  Deposits                      1,345,284   1,298,976    2,631,073   2,673,189
  Federal Home Loan Bank
   advances                       245,287     289,773      501,592     522,497
     Total interest expense     1,590,571   1,588,749    3,132,665   3,195,686

NET INTEREST INCOME             1,246,433   1,308,094    2,531,571   2,576,892

PROVISION FOR LOAN LOSSES          15,000     113,959       25,000     136,459

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES      1,231,433   1,194,135    2,506,571   2,440,433

NONINTEREST INCOME:
  Service charges                  74,511      44,536      134,066      93,413
  Gains (losses) on investment
   and mortgage- backed securities,
   available-for-sale                   0      37,266         (625)     68,878
  Insurance commissions            86,524      84,736      165,621     156,330
  Income (expense) on foreclosed
   assets                         (15,601)       (414)     (19,973)     (8,857)
  Late charges and other fees      18,251      14,217       36,404      22,630
  Other income                     31,783       2,471       37,734      15,324
     Total noninterest income     195,468     182,812      353,227     347,718

NONINTEREST EXPENSE:
  Compensation and benefits       575,154     577,646    1,142,619   1,167,553
  Occupancy and equipment, net    120,408      91,186      229,437     170,928
  SAIF deposit insurance premiums  24,071      28,004       48,575      57,067
  Professional fees                24,742      93,231       57,435     130,323
  Advertising                      30,029      32,434       56,775      64,220
  Postage and office supplies      29,708      26,762       65,704      52,853
  Other operating expense         108,404      56,911      192,752     122,320
     Total noninterest expense    912,516     906,174    1,793,297   1,765,264

INCOME BEFORE INCOME TAXES        514,385     470,773    1,066,501   1,022,887

PROVISION FOR INCOME TAXES        176,495     177,584      371,117     372,547

NET INCOME                        337,890     293,189      695,384     650,340

OTHER COMPREHENSIVE INCOME, NET:
  Unrealized gains AFS securities (31,106)    (25,246)      17,920      56,496
  Adjustment (gains) losses
    included in net income              0     (23,723)         394     (43,638)
  Other comprehensive income      (31,106)    (48,969)      18,314      12,858
COMPREHENSIVE INCOME           $  306,784  $  244,220   $  713,698  $  663,198

Basic earnings per common
  share                        $     0.25  $     0.19   $     0.51  $     0.42
Diluted earnings per common
  share                        $     0.25  $     0.18   $     0.50  $     0.41
Dividends per common share     $     0.125 $    0.125   $     0.25  $     0.25

See Notes to Consolidated Financial Statements


                            PART I:  FINANCIAL INFORMATION
              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Six-months ended
                                                          December 31,
                                                       1998          1997
Cash Flows From Operating Activities:
Net income                                        $   695,384    $   650,340
  Items not requiring (providing) cash:
   Depreciation and amortization                      119,000        104,224
   MRP expense and ESOP expense                       162,101        245,719
   Loss (gain) on sale of available-for-sale
     securities                                           625        (68,878)
   Provision for loan losses                           25,000        136,459
   (Gain) loss on foreclosed real estate, net          (1,090)         4,338
   Net amortization of deferred income, premiums,
     and discounts                                     54,248         64,343
  Changes in:
   Accrued interest receivable                        (45,015)        76,432
   Prepaid expenses and other assets                    7,950         58,324
   Accounts payable and other liabilities             193,987        (22,839)
   Accrued expense and other liabilities              (48,054)      (159,631)
        Net cash provided by operating activities   1,164,136      1,088,831

Cash flows from investing activities:
  Net decrease (increase) in loans                  4,070,949     (9,122,741)
  Proceeds from sales of available-for-sale
    investment securities                             999,375        999,219
  Proceeds from sales of available-for-sale
    mortgage-backed securities                              -      6,337,653
  Proceeds from maturing available-for-sale
    investment securities                           1,130,000      1,830,000
  Proceeds from maturing available-for-sale
    mortgage-backed securities                      2,841,321      2,662,033
  Proceeds from maturing held-to-maturity
    mortgage-backed securities                        275,000         51,607
  Purchase of Federal Home Loan Bank stock            (37,500)             -
  Purchase of available-for-sale securities        (8,667,519)             -
  Purchase of premises and equipment                 (169,422)      (210,942)
  Proceeds from sale of foreclosed real estate          1,950          4,343
       Net cash provided by investing activities      444,154      2,551,172

Cash flows from financing activities:
   Net increase (decrease) in certificates
     of deposit                                     2,709,826     (7,338,240)
   Net increase (decrease) in demand, NOW
     and Saving accounts                            3,265,368       (384,276)
   Net increase in advances from borrowers
     for taxes and insurance                         (174,527)      (204,661)
   Proceeds from Federal Home Loan Bank advances    5,500,000     18,500,000
   Repayments of Federal Home Loan Bank advances   (6,768,905)   (11,008,045)
   Cash dividends paid                               (350,419)      (388,117)
   Exercise of stock options                           40,000              -
   Purchase of treasury stock                      (2,803,952)      (369,830)
         Net cash (used in) provided by
           financing activities                     1,417,391     (1,193,169)

Increase in cash and cash equivalents               3,025,681      2,446,834

Cash and cash equivalents at beginning of period    4,326,474      3,425,175

Cash and cash equivalents at end of period         $7,352,155     $5,872,009


See Notes to Consolidated Financial Statements

                          PART I:  FINANCIAL INFORMATION
               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                (UNAUDITED)


                                                      Six-months ended
                                                         December 31,
                                                     1998          1997
Supplemental disclosures of
  Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate
  and other assets                                 $  544,376    $    6,094
Conversion of foreclosed real estate to loans      $   94,500    $    6,950

Cash paid during the period for:
Interest (net of interest credited)                $  999,471    $  792,199
Income taxes                                       $  165,000    $  241,000

































See Notes to Consolidated Financial Statements

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 1998 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited financial statements for the fiscal years ended June 30, 1998 and 1997.

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

     On October 19, 1998, the Company's stockholders approved a proposal to change the Company's state of incorporation from Delaware to Missouri. This reincorporation should become effective during the quarter ending
March 31, 1999.

Note 3:  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SMBT, which in turn owns all of S.M.S. Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Employee Stock Ownership Plan

     In conjunction with the stock offering, the Company established an ESOP with 142,832 unallocated shares available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account. The Company recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At December 31, 1998, the ESOP had allocated 85,096 shares and had 6,000 shares committed for allocation to employees of the Bank.

Note 5:  Benefit Plans

     In conjunction with the stock offering, the Company established both a MRP and a Stock Option and Incentive Plan ("SOIP"). The MRP authorized
71,416 shares to be issued to directors, officers and employees of SMBT of which 68,918 have been awarded and 63,218 have vested or remain outstanding. The SOIP authorized 178,540 stock options for shares to be issued to directors, officers and employees of SMBT, pursuant to which 151,049 options have been awarded and 114,325 remain outstanding. Stock awarded under the MRP vests over five years, with compensation expense being amortized over each participant's vesting period. As of December 31, 1998, the Company had 12,411 unvested MRP shares, of which 11,514 are scheduled for distribution during the current fiscal year.

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

     Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six months ended
December 31, 1998 and 1997, under SFAS No. 128:

                                Three Months Ended          Six Months Ended
                                  December 31,                December 31,
                                1998          1997          1998        1997
Net earnings                $  337,890   $  293,189    $  695,384   $  650,340
Weighted-average shares -
 Basic earnings per share    1,326,412    1,540,481     1,358,148    1,543,205
Stock options under treasury
 stock method                   34,144       49,800        38,859       48,606
Weighted-average shares -
 Diluted earnings per share  1,360,556    1,590,281     1,397,007    1,591,811

Basic earnings per common
  share                     $     0.25 $       0.19    $     0.51   $     0.42
Diluted earnings per common
  share                     $     0.25 $       0.18    $     0.50   $     0.41



PART I
                                   Item 2
               Southern Missouri Bancorp, Inc. and Subsidiary
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

General

  The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $1.2 million in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

  The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures.
The following discussion reviews the Company's consolidated financial condition at December 31, 1998 and the results of operations for the three and six month periods ended December 31, 1998 and 1997, respectively.

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

Financial Condition

     The Company's total assets increased $2.4 million, or 1.6%, to $158.4 million at December 31, 1998 as compared to $155.9 million at June 30, 1998. The increase was attributed to respective increases in investment and MBS and cash balances of $3.4 million and $3.0 million, which was partially offset by a $4.5 million decline in loans receivable.

     Loans receivable declined $4.5 million, or 3.8%, from $119.1 million at June 30, 1998 to $114.6 million at December 31, 1998. The decline was due to a combination of increased prepayments and a $1.9 million decline in loan originations to $20.0 million over the six-month period ended
December 31, 1998 as compared to the $21.9 million originated over the same period of the prior year. The loan portfolio's decline consisted of reductions in loans secured by one- to four-family residences, commercial real estate and installment loans of $2.0 million, $1.8 million and $838,000, respectively. During the first six months of fiscal 1999, the Company has not been able to achieve its stated goal of increasing loans receivable, due primarily to higher than anticipated prepayments. In response, the Company has introduced a more competitively priced 15, 20 and 30-year fixed rate mortgage for residential financing, which is anticipated to help the Company achieve its stated goal.

     Deposits increased $6.0 million, or 5.5%, from $109.4 million at June 30, 1998 to $115.4 million at December 31, 1998. The increase was attributed to growth in checking accounts and certificates of deposit("CD's") of $3.4 million and $2.7 million, respectively. The growth in these accounts was due in part to the success of a recently introduced fee-based checking account, a competitively-priced, tiered money market demand account ("MMDA") and the inflow of $1.8 million in public unit CD's.

     At December 31, 1998, stockholders' equity was $21.9 million as compared to $24.1 million at June 30, 1998. The $2.2 million decline in stockholders' equity was primarily due to the repurchase of $2.8 million of Company common stock and $353,000 in cash dividends on common stock. This decline was partially offset by the Company's $695,000 net income, $100,000 in benefit plan shares committed to be released and $18,000 in mark-to-market adjustments on the Company's available-for-sale ("AFS") securities.


Results of Operations - Comparison of the three and six month periods ended December 31, 1998 and 1997.

     Net Income. The Company's net income for the three and six month periods ended December 31, 1998 was $338,000 and $695,000, respectively, as compared to the $293,000 and $650,000 earned during the same periods of the prior year. Increased earnings over the three and six month periods ended December 31, 1998 were primarily due to reduced provisions for loan losses, which were partially offset by declines in net interest income and increased noninterest expense.

     Net Interest Income. Net interest income declined by $62,000, or 4.7%, to $1.2 million for the three months ended December 31, 1998 as compared to the $1.3 million earned during the same period of the prior year. The decline was primarily due to a 2.4% decline in the average ratio of interest-earning assets to interest-bearing liabilities, from 116.9% to 114.1%. Net interest income declined by $45,000, or 1.8%, to $2.5 million for the six months ended December 31, 1998 as compared to the $2.6 million earned during the same period of the prior year. The decline was primarily due to a 2.9% decline in the average ratio of interest-earning assets to interest-bearing liabilities, to 114.6% from 118.0%, which was partially offset by a 17 basis point increase in the average net interest spread. The declines in the ratio of interest-earning assets to interest-bearing liabilities were primarily due to the purchase of Company common stock.

     Interest Income. Interest income for the three and six month periods ended December 31, 1998 declined $60,000 and $108,000, respectively, as compared to the same periods of the prior year. The decline over the three month period was primarily due to a $2.8 million or 1.8% decline in interest-earning assets and a 2 basis point decline in the average yield earned on these assets. Over the six month period, the decline was primarily due to a $4.5 million or 3.0% decline in interest-earning assets, which was partially offset by a 7 basis point increase in the average yield earned on these assets, to 7.52% from 7.45%. In addition, the composition of interest-earning assets over the six month period ended December 31, 1998 changed when compared to the same period of the prior year as the average balance of loans receivable increased $4.0 million while average investment securities and MBS declined $9.5 million, or 24.0%.

     Interest Expense. Interest expense for the three and six month periods ended December 31, 1998 declined $2,000 and $63,000, respectively, as compared to the same periods of the prior year. The limited change over the three month period was primarily due to a $780,000 increase in the average balance of interest-bearing liabilities being offset by a 2 basis point decline in the average cost of these liabilities. Over the six month period, the decline was primarily due to a 9 basis point reduction in the average rate paid on interest-bearing liabilities, from 4.86% to 4.77%. The decline was primarily the result of a 90 basis point decline in the average cost of FHLB advances, which was partly offset by an increase in the average cost of CDs and MMDAs.

     Provision for Loan Losses. The provision for loan losses for the three and six month periods ended December 31, 1998 declined $99,000 and $111,000, respectively, as compared to the same periods of the prior year. The decline was partly due to a change in the methodology of determining the adequacy of the allowance for loss, which resulted in increased provisions during the prior year, as well as a reduction in adversely classified assets (see "Loan Loss Activity" and "Nonperforming Assets").

     Noninterest Income. Noninterest income for the three months ended December 31, 1998 increased $13,000, or 6.9%, to $195,000 as compared to the $183,000 earned during the same period of the prior year. The increase was primarily due to a $30,000 increase in banking service charges and other income, which was partially offset by a $37,000 decline in net realized gains on AFS security sales and a $15,000 increase in expenses on foreclosed assets.

     Noninterest income for the six months ended December 31, 1998 increased $6,000, or 1.6%, to $353,000 as compared to the $348,000 earned during the same period of the prior year. The increase was primarily due to a $41,000 increase in banking service charges and a $36,000 increase in late charges and other income, which was partially offset by a $70,000 reduction in gains realized on AFS security sales and a $11,000 increase in expenses on foreclosed assets.

     Noninterest Expense. Non-interest expense for the three and six month periods ended December 31, 1998 increased $6,000 and $28,000, respectively, as compared to the same periods of the prior year. The respective increases of 0.7% and 1.6% were attributed to increased occupancy expenses related to the Company's computer system upgrade, while as well as increased general operating expenses related primarily to costs associated with the Company's fee-based checking club promotion. Both of these increases were partially offset by declines in deposit insurance premiums.

     Provision for Income Taxes. The provision for income taxes for the three and six month periods ended December 31, 1998 was $176,000 and $371,000, respectively, as compared to the $177,000 and $373,000 for the same periods of the prior year.

Regulatory Matters and Supervisory Agreement

     On February 17, 1998, the Office of Thrift Supervision ("OTS") approved the conversion of the Bank from a federally chartered stock savings bank to a Missouri chartered stock savings bank. In connection with the charter conversion, the Bank changed its name to Southern Missouri Bank and Trust Co., the primary regulator of the Bank changed from the OTS to the Missouri Division of Finance and the operating restrictions placed on the Bank pursuant to an OTS Supervisory Agreement were lifted. However, the Bank remained subject to increased SAIF deposit insurance premium assessments until December 31, 1998, due to the Bank's former regulatory status. During the three month and six month periods ended December 31, 1998, the Bank recognized additional expense of $9,000 and $18,000, respectively, due to these higher deposit premiums.

Allowance for Loan Loss Activity

     The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended
December 31, 1998 and 1997:

                                               1998          1997
  Balance, beginning of period             $1,295,222     $706,487
  Loans charged off:
           Real estate                        (37,664)           -
           Unsecured consumer                 (52,275)      (4,501)
           Secured consumer                   (36,310)      (1,377)
           Mobile homes                        (4,038)     (91,459)
  Recoveries of loans previously charged off:
           Real estate                            657            -
           Unsecured consumer                   3,070            -
           Mobile homes                        33,076       26,035
  Net charge offs                             (93,484)     (71,302)
  Provision charged to expense                 25,000      136,459
  Balance, end of period                   $1,226,738     $771,644

  Ratio of net charge offs during the
   period to average loans outstanding
   during the period                              .08%          .06%

     The increase in charge offs was partially the result of underwriting guidelines for secured and unsecured consumer loans, which were utilized during a period beginning in July 1997, which emphasized consumer loan portfolio growth. In an effort to reduce loan delinquencies and charge-offs, the Company adopted more restrictive consumer loan underwriting guidelines in December 1998. Management believes that these new guidelines will result in reduced future charge-offs, while allowing modest portfolio growth. However, management anticipates that charge-offs will remain at levels higher than historical averages over the next several quarters due to the previous underwriting guidelines. These factors were considered in the Company's analysis of the adequacy of its provision for loan losses. In addition, the Company anticipates future loan recoveries since it has 26 loans totaling $201,000, secured by automobile loans or mobile home loans which have been charged off, but the actual value of the collateral had not yet been realized through repossession. The Company does not expect to realize the full charged off balance of these loans.

Nonperforming Assets

     The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Bank's historical loss ratios. The allowance for loan losses declined $68,000 to $1.23 million at December 31, 1998 from $1.30 million on June 30, 1998. At December 31, 1998, the Bank had $5.1 million, or 3.20% of assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.6 million, or 3.61% of assets at June 30, 1998. The improvement in these ratios was due to the improved financial condition of several of the Bank's loan customers, which resulted in their removal from the balance of adversely classified assets.

     The ratio of nonperforming assets to total assets and net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets:

Loans past maturity/delinquent
  90 days or more                       12/31/98        6/30/98       12/31/97
     Residential real estate          $  677,000    $   842,000   $   707,000
     Commercial real estate            2,306,000        348,000       306,000
     Consumer                            189,000         65,000        76,000
     Mobile homes                        182,000         80,000       166,000
Total loans past maturity/delinquent
  90+ days                             3,354,000      1,335,000     1,255,000
Assets acquired in settlement of loans   556,000        172,000        66,000
     Total nonperforming assets       $3,910,000     $1,507,000    $1,321,000

Percentage nonperforming assets to
  total assets                              2.47%           .97%          .83%
Percentage nonperforming loans to
  net loans                                 3.41%          1.12%         1.13%

     The increase in the percentage of nonperforming assets to total assets and the percentage of nonperforming loans to net loans receivable was primarily due to the deterioration in the repayment status on two commercial real estate relationships. Both of these relationships, which aggregated
$2.7 million and $517,000, respectively, had balances of $1.8 million and $315,000, which were more than 90 days delinquent. The delinquency in each instance was attributed to the borrower's underlying collateral experiencing cash flow difficulties. Management expects these borrowers cash flow difficulties to improve; however, if improvement does not occur, the Company's future operations could be impacted.

Asset and Liability Management and Market Risk

     The goal of the Bank's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities so as to maximize net interest income without exposing it or the Bank to an excessive level of interest-rate risk. The Bank has employed various strategies intended to manage the potential effect that changing interest rates have on future operating results. Historically, the primary asset/liability management strategy had been to focus on matching the repricing intervals of interest-earning assets and interest-bearing liabilities. This strategy has resulted in a manageable exposure to interest -rate risk with modest asset and loan growth rates.

     The primary elements of the Bank's current asset/liability strategy includes (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans, (ii) growth in loans secured by commercial real estate, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced short-term certificates of deposit, and (vi) the use of FHLB advances to help manage sensitivity to fluctuating interest rates. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

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

     The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At December 31, 1998, the Company had outstanding commitments to fund $4.0 million in mortgage loans and $127,000 in non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At
December 31, 1998, the Bank had available credit at the FHLB of approximately $57.9 million, of which $19.8 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Year 2000 Compliance

     General. The Year 2000 ("Y2K") issue confronting the Bank and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of reliance on vendors and with respect to data exchange, the potential impact of the Y2K issue on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

     Risk. Like most financial institutions service providers, the Bank and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Bank's operations and, in turn, its financial condition and results of operations.

     State of Readiness. During October 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

     -  Established senior management advisory and review responsibilities;
     -  Completed a Bank-wide inventory of applications and system software;
     -  Built an internal tracking database for application and vendor software;
     -  Developed compliance plans;
     -  Initiated vendor compliance verification;
     - Begun awareness and education activities for employees, customers, borrowers and suppliers;
     -  Started testing contingency plans.

The following paragraphs summarize the phases of the Bank's Y2K plan:

     Awareness Phase. The Bank formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

     Assessment Phase. The Bank's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Bank began identifying functional replacements, which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade, or replace all mission critical systems. This phase is substantially complete.

Beginning in October, 1998, all borrowing relationships greater than $250,000 were sent a questionnaire developed by the Bank's credit administration staff to evaluate Y2K exposure. The Bank also contacted its most significant borrowers informing them of the Y2K issue. Because the Bank's loan portfolio is primarily real estate-based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk.

     Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered or are scheduled to be placed into production and have entered the validation process.

     Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank currently is in the process of validation testing of each mission critical system, with the degree of completion of such testing ranging from 25% to 100%. The Bank's validation phase is expected to be completed by March 31, 1999, for all mission critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

     Implementation Phase. The Bank's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems.

     Bank Resources Invested. The Bank's Y2K project team has been assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested, and changes put into service by March 31, 1999. The Y2K project team members represent all functional areas of the Bank, including branches, data processing, loan administration, accounting, item processing, operations, compliance, internal audit, the Board of Directors and marketing. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives monthly updates from, the Y2K project team.

The Bank has expensed costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated to be $100,000, approximately $35,000 of which has been incurred and expensed by the Bank through December 31, 1998. The Bank does not expect significant increases in future data processing costs related to Y2K compliance.

     Contingency Plans. During the assessment phase, the Bank began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Bank will convert to a new system from a pre-selected list of prospective vendors. In each such case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet or data base software or reverting to manual systems until systems problems can be corrected.
Although the Bank has been informed that each of its primary vendors anticipates that all mission critical systems either are or will timely be Y2K-ready, no warranties have been received from such vendors.

Regulatory Capital

     The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 1998, the Bank exceeded all regulatory capital requirements with leverage capital of $20.1 million (13.0% of average total assets), tier I capital of $20.1 million (22.9% of risk-based assets) and risk-based capital of $21.3 million (24.1% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".


                         PART II - OTHER INFORMATION
               Southern Missouri Bancorp, Inc. and Subsidiary

Item 1 - Legal Proceedings

         The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve aggregate amounts manage-ment believes to be immaterial to the financial condition and results of operations of the Company and the Bank.

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


                                   SOUTHERN MISSOURI BANCORP, INC.
                                   Registrant


Date:    February 12, 1999
                                   Donald R. Crandell
                                   President and Chief Executive Officer

Date:    February 12, 1999
                                   Greg A. Steffens
                                   Chief Financial Officer and
                                   Senior Vice President