Form 10QSB
period 1999-03-31
SOUTHERN MISSOURI BANCORP INC
filed 1999-05-17
CIK 916907

17


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                          FORM 10-QSB



(Mark One)

 x   QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1999

                               OR

___  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

               Commission file number   0-23406

                 Southern Missouri Bancorp, Inc.
     (Exact name of registrant as specified in its charter)

                Missouri                                   43-1665523
     (State or jurisdiction of incorporation)        (IRS employer id. no.)

                       531 Vine Street   Poplar Bluff, MO         63901
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

        Class                                Outstanding at May 14, 1999
Common Stock, Par Value $.01                        1,367,900 Shares


         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                          FORM 10-QSB

                             INDEX


PART     I.Financial Information (Unaudited)                     PAGE NO.

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

             PART I  Item 1.  Financial Information

         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                MARCH 31, 1999 AND JUNE 30, 1998
                           (UNAUDITED)

                             ASSETS

                                                    March 31,       June 30,
                                                      1999            1998
Cash and due from banks                        $   1,727,859   $   2,462,679
Interest bearing deposits in other
  financial institutions                           5,032,968       1,863,795
       Cash and cash equivalents                   6,760,827       4,326,474
Available-for-sale investment securities          16,516,908       9,352,412
Held-to-maturity investment securities             3,766,292       4,645,407
Mortgage-backed securities, available-for-sale    17,614,697      14,154,096
Loans receivable, net                            116,714,024     119,083,215
Foreclosed assets held for sale                      477,537         171,721
Premises and equipment                             1,965,522       1,883,064
Accrued interest receivable:
   Loans                                             538,141         607,955
   Investments                                       321,330         299,823
Federal Home Loan Bank stock                       1,091,000       1,053,500
Prepaid expenses and other assets                    454,103         369,391
     Total Assets                               $166,220,381    $155,947,058

              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                        $122,731,931    $109,410,436
Federal Home Loan Bank advances                   19,800,000      21,068,905
Accrued interest payable                             708,461         581,590
Advances from borrowers for taxes and insurance      250,904         315,123
Accrued expenses and other liabilities               628,865         459,119
     Total Liabilities                           144,120,161     131,835,173

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding
                                                          -               -
Common stock, $.01 par value; 4,000,000 shares
 authorized; 1,803,201 shares issued                  18,032          18,032
Additional paid-in capital                        17,721,018      17,628,758
Accumulated other comprehensive income               (38,798)        (27,804)
Retained earnings, substantially restricted       13,276,961      12,771,731
Unearned ESOP shares                                (432,714)       (510,114)
Unearned MRP shares                                  (67,870)       (155,710)
Treasury stock, at cost; 451,622 and 310,813
 shares at March 31, 1999 and June 30, 1998,
 respectively                                     (8,376,409)     (5,613,008)
      Total stockholders' equity                  22,100,220      24,111,885
Total Liabilities and Stockholders' Equity      $166,220,381    $155,947,058

See Notes to Consolidated Financial Statements


          SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                           (UNAUDITED)

                                    Three-months ended       Nine-months ended
                                        March  31,               March 31,
                                    1999        1998         1999        1998
INTEREST INCOME:
  Loans receivable               $2,194,964  $2,322,505  $6,930,751  $6,798,500
  Investment securities             270,218     206,048     673,577     739,906
  Mortgage-backed and
   related securities               261,944     257,405     717,986     964,650
  Other interest-earning assets      55,700      56,512     124,748     111,678
     Total interest income        2,782,826   2,842,470   8,447,062   8,614,734

INTEREST EXPENSE:
  Deposits                        1,292,436   1,224,762   3,923,509   3,897,952
  Federal Home Loan Bank advances   239,955     290,032     741,547     812,529
     Total interest expense       1,532,391   1,514,794   4,665,056   4,710,481

NET INTEREST INCOME               1,250,435   1,327,676   3,782,006   3,904,253

PROVISION FOR LOAN LOSSES            10,000     262,500      35,000     398,959

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES     1,240,435   1,065,176   3,747,006   3,505,294

NONINTEREST INCOME:
  Service charges                    51,533      46,670     185,599     140,083
  Gains(losses) on investment and
   mortgage-backed securities,
   available-for-sale                     0      10,615        (625)     79,643
  Insurance commissions              90,553      68,852     256,175     225,182
  Income(expense) on foreclosed assets(2,654)       609     (22,627)     (8,248)
  Late charges and other fees         31,721     22,414      68,124      49,484
  Other income                        78,792     11,987     116,526      30,135
     Total noninterest income        249,945    161,147     603,172     516,279

NONINTEREST EXPENSE:
  Compensation and benefits          629,092    642,731   1,771,711   1,816,076
  Occupancy and equipment, net       134,890    117,042     364,327     303,034
  SAIF deposit insurance premiums     19,785     27,329      68,359      84,396
  Professional fees                   41,178     69,579      98,614     171,898
  Advertising                         33,909     23,321      90,684      87,642
  Postage and office supplies         40,192     38,691     109,416      94,494
  Other operating expense             99,344     68,139     288,576     201,969
     Total noninterest expense       998,390    986,832   2,791,687   2,759,509

INCOME BEFORE INCOME TAXES           491,990    239,491   1,558,491   1,262,064

PROVISION FOR INCOME TAXES           162,496     76,480     533,614     449,027

NET INCOME                           329,494    163,011   1,024,877     813,037

OTHER COMPREHENSIVE INCOME, NET:
  Unrealized gains (losses) AFS
   securities                        (29,308)   (35,321)    (10,600)    (65,951)
  Adjustment (gains) losses included
   in net income                           0     (6,687)        394     (50,175)
  Other comprehensive income         (29,308)   (28,634)    (10,994)    (15,776)
COMPREHENSIVE INCOME              $  300,186 $  134,377  $1,013,883  $  797,261

Dividends per common share        $    0.125 $    0.125  $    0.375  $    0.375


See Notes to Consolidated Financial Statements

                 PART I:  FINANCIAL INFORMATION
          SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Nine-months ended
                                                               March 31,
                                                          1999           1998
Cash Flows From Operating Activities:
Net income                                           $ 1,024,877    $  813,037
  Items not requiring (providing) cash:
   Depreciation and amortization                         185,202       166,041
   MRP expense and ESOP expense                          248,572       385,776
   Loss (gain) on sale of available-for-sale securities      625        (9,206)
   (Gain) on sale of MBS, available-for-sale                   -       (70,437)
   Provision for loan losses                              35,000       398,959
   (Gain) loss on foreclosed real estate, net            (20,580)        8,248
   Net amortization of deferred income, premiums,
    and discounts                                         83,134        42,163
  Changes in:
   Accrued interest receivable                            48,307       184,663
   Prepaid expenses and other assets                      (1,860)       71,234
   Accounts payable and other liabilities                342,438         8,755
   Accrued expense and other liabilities                 (39,911)     (146,733)
       Net cash provided by operating activities       1,905,804     1,852,500

Cash flows from investing activities:
   Net decrease (increase) in loans                    1,946,073   (10,630,868)
   Proceeds from sales of available-for-sale
    investment securities                                999,375     2,491,094
   Proceeds from sales of available-for-sale
    mortgage-backed securities                                 -     7,543,774
   Proceeds from maturing available-for-sale
    investment securities                              4,212,120     5,435,000
   Proceeds from maturing available-for-sale
    mortgage-backed securities                         4,276,567     3,999,516
   Proceeds from maturing held-to-maturity
    mortgage-backed securities                           275,000       130,724
   Proceeds from sales of certificates of deposits             -        93,825
   Purchase of Federal Home Loan Bank stock              (37,500)            -
   Purchase of available-for-sale
    mortgage-backed securities                        (8,048,143)    (1,107,089)
   Purchase of available-for-sale
    investment securities                            (11,581,011)    (1,997,810)
   Purchase of premises and equipment                   (267,660)      (371,103)
   Proceeds from sale of foreclosed real estate           39,477         12,343
      Net cash provided by (used in)
       investing activities                           (8,185,702)     5,599,406

Cash flows from financing activities:
   Net increase (decrease) in certificates of deposit 7,446,654 (11,154,914) Net increase (decrease) in demand, NOW and
    Saving accounts                                    5,874,841        377,166
   Net increase in advances from borrowers for taxes
    and insurance                                        (64,219)       (79,517)
   Proceeds from Federal Home Loan Bank advances       5,500,000     99,550,000
   Repayments of Federal Home Loan Bank advances      (6,768,905)   (91,511,949)
   Cash dividends paid                                  (510,719)      (580,200)
   Exercise of stock options                              40,000        107,274
   Purchase of treasury stock                         (2,803,401)      (707,734)
      Net cash provided by (used in)
       financing activities                            8,714,251     (3,999,874)

Increase in cash and cash equivalents                  2,434,353      3,452,032

Cash and cash equivalents at beginning of period       4,326,474      3,425,175

Cash and cash equivalents at end of period            $6,760,827    $6,877,207


See Notes to Consolidated Financial Statements
                 PART I:  FINANCIAL INFORMATION
          SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
        CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                           (UNAUDITED)

                                                         Nine-months ended
                                                               March 31,
                                                          1999          1998
Supplemental disclosures of
  Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate
 and other assets                                     $  721,305    $   36,626
Conversion of foreclosed real estate to loans         $  169,783    $    6,950

Cash paid during the period for:
Interest (net of interest credited)                   $1,158,376    $1,136,343
Income taxes                                          $  300,000    $  487,928



































See Notes to Consolidated Financial Statements

         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1:  Basis of Presentation

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments
(consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 1998 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited financial statements for the fiscal years ended June 30, 1998 and 1997.

Note 2:  Holding Company Formation, and Stock Issuance, Charter
         Conversions and State of Incorporation

  Southern Missouri Bancorp, Inc. (the "Company"), a Missouri corporation, was originally incorporated in the State of Delaware on December 30, 1993 for the purpose of becoming a holding company for Southern Missouri Savings Bank, upon its conversion from a state chartered mutual savings bank to a state chartered stock savings bank.

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

On October 19, 1998, the Company's stockholders approved a proposal to change the Company's state of incorporation from Delaware to Missouri. This reincorporation was completed on April 1, 1999.

Note 3:  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SMBT, which in turn owns all of S.M.S. Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Employee Stock Ownership Plan

  In conjunction with the stock offering, the Company established an ESOP with 142,832 unallocated shares available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account. The Company recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At March 31, 1999, the ESOP had allocated 85,096 shares and had 9,000 shares committed for June 30, 1999 allocation to employees of the Bank.

Note 5:  Management Change of the Holding Company

  On May 7, 1999, Chairman Thadis R. Seifert was elected by the Board of Directors to serve as the President of the Company. Mr. Seifert assumed this position as a result of former President and CEO Donald R. Crandell's retirement as President and CEO of the Company, Mr. Crandell will continue as a director of the Company.


Note 6:  Benefit Plans

  In conjunction with the stock offering, the Company established both a MRP and a Stock Option and Incentive Plan ("SOIP"). The MRP authorized 71,416 shares to be issued to directors, officers and employees of SMBT of which 68,918 have been awarded and 63,058 have vested or remain outstanding. The SOIP authorized 178,540 stock options for shares to be issued to directors, officers and employees of SMBT, pursuant to which 151,049 options have been awarded and 114,275 remain outstanding. Stock awarded under the MRP vests over five years, with compensation expense being amortized over each participant's vesting period. As of March 31, 1999, the Company had 12,252 unvested MRP shares, of which 11,352 vested on April 13, 1999.

Note 7:  Earnings Per Share

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

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine months ended March 31, 1999 and 1998, under SFAS No. 128:

                                     Three Months Ended     Nine Months Ended
                                          March 31,               March 31,
                                      1999        1998        1999        1998

Net earnings                      $  329,494  $  163,011  $1,024,877  $  813,037
Weighted-average shares -
  Basic earnings per share         1,301,108   1,520,116   1,339,081   1,535,508
Stock options under treasury
  stock method                        35,332      55,663      37,683      50,958
Weighted-average shares -
  Diluted earnings per share       1,336,440   1,575,779   1,376,764   1,586,466

Basic earnings per common share   $     0.25  $     0.11  $     0.76  $     0.53
Diluted earnings per common share $     0.24  $     0.10  $     0.74  $     0.51


PART I
Item 2
         Southern Missouri Bancorp, Inc. and Subsidiary
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

General

   The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $1.1 million in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

    The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures.
The following discussion reviews the Company's consolidated financial condition at March 31, 1999 and the results of operations for the three and nine-month periods ended March 31, 1999 and 1998, respectively.

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

Financial Condition

  The Company's total assets increased $10.3 million, or 6.6%, to $166.2 million at March 31, 1999 as compared to $155.9 million at June 30, 1998. The increase was due to respective increases in investment and MBS and cash balances of $9.7 million and $2.4 million, which was partially offset by a $2.4 million decline in loans receivable.

  Loans receivable declined $2.4 million, or 2.0%, from $119.1 million at June 30, 1998 to $116.7 million at March 31, 1999. The decline was primarily due to increased loan prepayments, despite loan originations increasing $4.7 million to $36.1 million over the nine-month period ended March 31, 1999 as compared to the $31.4 million originated over the same period of the prior year. The loan portfolio's decline included reductions in commercial real estate loans and installment loans of $3.0 million and $1.1 million, respectively, partially offset by a $1.7 million increase in one- to four-family residential loans. During the first nine months of fiscal 1999, the Company has been unable to achieve its stated goal of increasing loans receivable as a result of the increased loan prepayments. In response, the Company has introduced a wider array of more competitively priced loan products including fixed rate loans with various final maturities for residential financing, which is anticipated to help the Company move closer to attaining its stated goal.

  Deposits increased $13.3 million, or 12.2%, from $109.4 million at June 30, 1998 to $122.7 million at March 31, 1999. The increase was primarily due to growth in money market demand accounts ("MMDA's"), checking accounts and certificates of deposit ("CD's") of $4.5 million, $1.3 million and $7.4 million, respectively. The growth in these accounts was due in part to the success of a competitively priced tiered MMDA, a fee-based checking account package and competitive pricing of CD's.

   At March 31, 1999, stockholders' equity was $22.1 million as compared to $24.1 million at June 30, 1998. The $2.0 million decline in stockholders' equity was primarily due to the repurchase of $2.8 million of the Company's common stock and $511,000 in cash dividends on common stock. This decline was partially offset by the Company's $1.0 million net income and $249,000 in benefit plan shares committed-to-be released.

Results of Operations - Comparison of the three and nine month periods ended
  March 31, 1999 and 1998.

   Net Income. The Company's net income for the three and nine month periods ended March 31, 1999 was $329,000 and $1.0 million, respectively, as compared to the $163,000 and $813,000 earned during the same periods of the prior year. Increased earnings over the three and nine month periods ended
March 31, 1999 were primarily due to reduced provisions for loan losses and increased noninterest income, partially offset by reduced net interest income.

   Net Interest Income. Net interest income declined by $77,000, or 5.8%, to $1.3 million for the three months ended March 31, 1999 as compared to the $1.3 million earned during the same period of the prior year. The decline was primarily due to a decline in the average ratio of interest-earning assets to interest-bearing liabilities, from 120.1% to 113.5%. Net interest income declined by $122,000, or 3.1%, to $3.8 million for the nine months ended March 31, 1999 as compared to the $3.9 million earned during the same period of the prior year. The decline was primarily due to a decline in the average ratio of interest-earning assets to interest-bearing liabilities, to 114.6% from 118.0%, which was partially offset by a 10 basis point increase in the average net interest spread from 2.61% to 2.71%. The declines in the ratio of interest-earning assets to interest-bearing liabilities were primarily due to the Company's repurchase of some of its common stock.

   Interest Income. Interest income for the three and nine-month periods ended March 31, 1999 declined $60,000 and $168,000, respectively, as compared
to the same periods of the prior  year.   The decline over the three month
period was primarily due to a 37 basis point decline in the average yield earned on interest-earning assets, which was partially offset by a $4.6 million or 3.0% increase in average interest-earning assets. Over the nine-month period, the decline was primarily due to a $1.4 million decline in average interest-earning assets and an 8 basis point decline in the average yield earned on these assets.

   Interest Expense. Interest expense for the three-month period ended March 31, 1999 increased $18,000, or 1.2%, to $1.5 million when compared to the same period of the prior year. The increase was due to an $11.5 million increase in the average balance of interest-bearing liabilities nearly being offset by a 34 basis point reduction in the average rate paid on these liabilities, from 4.71% to 4.37%. The decline in rate was due to reduced interest costs for savings accounts, checking accounts, CD's and FHLB advances, which was partly offset by increased costs for MMDAs.

   Interest expense for the nine-month period ended March 31, 1999 declined $45,000, or 1.0%, to $4.7 million when compared to the same period of the prior year. The decline was due to an 18 basis point decline in the average rate paid on interest-bearing liabilities, from 4.81% to 4.63%, partially offset by a $3.8 million increase in the average balance of these liabilities. The decline in rate was attributed to lower interest costs on savings accounts, checking accounts and FHLB advances, which was partly offset by increased costs for MMDAs.

   Provision for Loan Losses. The provision for loan losses for the three and nine-month periods ended March 31, 1999 declined $253,000 and $364,000, respectively, as compared to the same periods of the prior year. The decline was primarily due to a reduction in adversely classified assets. During the prior year, adversely classified assets increased significantly, which contributed to increased provisions in the prior year (see "Allowance for Loan Loss Activity" and "Nonperforming Assets").

    Noninterest Income.  Noninterest income for the three months ended
March 31, 1999 increased $89,000, or 55.1%, to $250,000 as compared to the $161,000 earned during the same period of the prior year. The increase was primarily due to an $81,000 increase resulting from the Bank increasing its fees for services as well as a $22,000 increase in insurance commissions, which was partially offset by a $11,000 decline in net realized gains on AFS security sales and a $3,000 increase in expenses on foreclosed assets.

    Noninterest income for the nine months ended March 31, 1999 increased $87,000, or 16.8%, to $603,000 as compared to the $516,000 earned during the same period of the prior year. The increase was primarily due to a $151,000 increase resulting from the Bank increasing its fees for services as well as a $31,000 increase in insurance commissions, which was partially offset by a $80,000 reduction in gains realized on AFS security sales and a $14,000 increase in expenses on foreclosed assets.

   Noninterest Expense. Non-interest expense for the three and nine month periods ended March 31, 1999 increased $12,000 and $32,000, respectively, as
compared to the same periods of the prior  year.   The respective increases
were partly due to increased occupancy expenses related to computer system upgrades, as well as increased general operating expenses related primarily to costs associated with the fee-based checking account package. These increases were partially offset by declines in professional fees, deposit insurance premiums and compensation and benefits expense. Provision for Income Taxes. The provision for income taxes for the three and nine-month periods ended March 31, 1999 was $162,000 and $534,000, respectively, as compared to the $76,000 and $449,000 for the same periods of the prior year. The increases were attributed to higher levels of taxable income.

Regulatory Matters and Supervisory Agreement

   On February 17, 1998, the Office of Thrift Supervision ("OTS") approved the conversion of the Bank from a federally chartered stock savings bank to a Missouri chartered stock savings bank. In connection with the charter conversion, the Bank changed its name to Southern Missouri Bank and Trust Co., the primary regulator of the Bank changed from the OTS to the Missouri Division of Finance and operating restrictions previously in place on the Bank pursuant to an OTS Supervisory Agreement were lifted. However, the Bank remained subject to increased SAIF deposit insurance premium assessments until December 31, 1998, due to the Bank's former regulatory status. During the three-month and nine month periods ended March 31, 1999, the Bank recognized additional expense of $0 and $18,000, respectively, due to these higher deposit premiums.

Allowance for Loan Loss Activity

   The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establish-
ment of additional loss provisions.   The following table summarizes changes
in the allowance for loan losses for the nine months ended March 31, 1999 and 1998:

                                                1999         1998
    Balance, beginning of period               $1,295,222     $706,487
    Loans charged off:
       Real estate                                (37,664)      (1,892)
       Unsecured consumer                         (68,426)     (12,590)
       Secured consumer                           (80,739)     (77,283)
       Mobile homes                               (11,120)    (202,419)
    Recoveries of loans previously charged off:
       Real estate                                  1,790            -
       Unsecured consumer                           4,195            -
       Secured consumer                             8,919            -
       Mobile homes                                54,309       86,566
    Net charge offs                              (128,736)    (207,618)
    Provision charged to expense                   35,000      398,959
       Balance, end of period                  $1,201,486     $897,828

  Ratio of net charge offs during the period
    to average loans outstanding during the period    .08%         .18%

  The increase in charge offs was partially the result of underwriting guidelines for secured and unsecured consumer loans, which were utilized during a period beginning in July 1997, which emphasized consumer loan portfolio growth. In an effort to reduce loan delinquencies and charge-offs, the Company adopted more restrictive consumer loan underwriting guidelines in December 1998 and aggressively reviewed the existing portfolio under these guidelines. Management believes that these new guidelines will result in reduced future charge-offs, while allowing modest portfolio growth. However, management anticipates that charge-offs will remain at levels higher than historical averages over the next several quarters due to the previous underwriting guidelines. These factors were considered in the Company's analysis of the adequacy of its provision for loan losses. In addition, the Company anticipates future loan recoveries since it has 21 loans totaling $155,000, secured by automobile loans or mobile home loans which have been charged off, but the actual value of the collateral had not yet been realized through repossession. The Company does not expect to realize the full charged off balance of these loans.

Nonperforming Assets

  The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Bank's historical loss ratios. The allowance for loan losses declined $94,000 to $1.2 million at March 31, 1999 from $1.3 million at June 30, 1998. At
March 31, 1999, the Bank had $4.3 million, or 2.6% of assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.6 million, or 3.6% of assets at June 30, 1998. The improvement in these ratios was due to the improved financial condition of several of the Bank's loan customers, which resulted in their removal from the balance of adversely classified assets as well as increased efforts to collect nonperforming loans.

  The ratio of nonperforming assets to total assets and net loans receivable
is another measure of asset quality.   Nonperforming assets of the Company
include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Loans past maturity/delinquent 90 days or more    3/31/99    6/30/98  03/31/98
  Residential real estate                      $  326,000 $  842,000 $  501,000
  Commercial real estate                          415,000    348,000    346,000
  Consumer                                        145,000     65,000      5,000
  Mobile homes                                    167,000     80,000     45,000
Total loans past maturity/delinquent 90+ days   1,053,000  1,335,000    897,000
Assets acquired in settlement of loans            478,000    172,000    101,000
  Total nonperforming assets                   $1,531,000 $1,507,000 $  998,000

Percentage nonperforming assets to total assets      0.92%      0.97%     0.63%
Percentage nonperforming loans to net loans          0.90%      1.12%     0.76%

Asset and Liability Management and Market Risk

   The goal of the Bank's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities so as to maximize net interest income without exposing it or the Bank to an excessive level of interest-rate risk. The Bank has employed various strategies intended to manage the potential effect that changing interest rates have on future operating results. Historically, the primary asset/liability management strategy had been to focus on matching the repricing intervals of interest-earning assets and interest-bearing liabilities. This strategy has resulted in a manageable exposure to interest-rate risk with modest asset and loan growth rates.

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

Liquidity and Capital Resources

   The Company's primary sources of funds are deposits, the receipt of principal and interest payments on loans and mortgage-backed securities, maturities or early redemption of investment securities and FHLB advances. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors, which make their cash flows difficult to anticipate.

  The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At
March 31, 1999, the Company had outstanding commitments to fund $5.0 million in mortgage loans and $1.5 million in non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal
operations and, if needed, FHLB advances.   At March 31, 1999, the Bank had
available credit at the FHLB of approximately $60.3 million, of which $19.8 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

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

   Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibili-ties of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on
Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of reliance on vendors and with respect to data exchange, the potential impact of the
Y2K issue on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure
resolution of any Y2K problems.   The federal banking agencies have asserted
that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

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

   State of Readiness. During October 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

          - Established senior management advisory and review responsibilities;
          - Completed a Bank-wide inventory of applications and system software;
          - Built an internal tracking database for application and vendor software;
          - Developed, tested and validated compliance plans;
          - Initiated vendor compliance verification;
          - Begun awareness and education activities for employees, customers, borrowers and suppliers;
          - Started testing contingency plans.

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

  Assessment Phase. The Bank's strategies were further developed with . respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Bank began identifying functional replacements, which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade, or replace all mission critical systems. This phase is substantially complete.

Beginning in August, 1998, all borrowing relationships greater than $250,000 were sent a questionnaire developed by the Bank's credit administration staff to evaluate Y2K exposure. The Bank also performed a more detailed risk assessment of major borrowers and depositors exposure to Y2K and their
potential impact on the Bank.   The Bank's loan portfolio is primarily real
estate-based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry. Therefore, the Bank does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk as well as new major depositors.

  Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered, placed into production and have been successfully evaluated through the validation process. This phase is substantially complete.

  Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank has completed its validation testing of each mission critical system. During the validation testing process, no significant Y2K problems were identified relating to any modified or upgraded mission critical system. New equipment purchases or data updates that are made to mission critical systems will continue to be validated.

   Implementation Phase. The Bank's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems. This phase is substantially complete.

   Bank Resources Invested. The Bank's Y2K project team has substantially completed its assigned task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested, and
changes put into service.   The Y2K project team members represent all
functional areas of the Bank, including branches, data processing, loan administration, accounting, item processing, operations, compliance, internal audit, the Board of Directors and marketing. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives monthly updates from, the Y2K project team.

The Bank has expensed costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated to be $100,000, approximately $75,000 of which has been incurred and expensed by the Bank through March 31, 1999. The Bank does not expect significant increases in future data processing costs related to Y2K compliance.

   Customer Awareness. The Bank has established a customer awareness program, by which, the Bank's customers will be informed about the Bank's Y2K preparedness as well as the Y2K issue in general. The program's focus includes direct and indirect customer contact and its goal is to make the Bank's Y2K efforts known to its customer base and allay significant apprehension of the customer base to the Y2K issue.

  Contingency Plans. During the assessment phase, the Bank began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. No mission critical vendor systems failed during the validation phase. For some systems, contingency plans consist of using spreadsheet or data base software or reverting to manual systems until systems problems can be corrected. Although the Bank has been informed that each of its primary vendors have certified that all mission critical systems either are or will timely be Y2K-ready, no warranties have been received from such vendors.

Regulatory Capital

   The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 1999, the Bank exceeded all regulatory capital requirements with leverage capital of $20.4 million (12.5% of average total assets), tier I capital of $20.4 million (22.7% of risk-based assets) and risk-based capital of $21.5 million (24.0% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        (27) Financial Data Schedule

   (b) Reports on Form 8-K: A Form 8-K was filed on March 12, 1999 announcing the retirement of Donald R. Crandell as President and CEO of the registrants subsidiary, Southern Missouri Bank and Trust Co.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTHERN MISSOURI BANCORP, INC.
                                   Registrant


Date:      May 14, 1999
                                   Thadis R. Seifert
                                   President

Date:    May 14, 1999
                                   Greg A. Steffens
                                   Chief Financial Officer