Form 10KSB
period 1999-06-30
SOUTHERN MISSOURI BANCORP INC
filed 1999-09-28
CIK 916907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                  ___________________________

                          FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999          OR

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-
KSB or any amendments to this Form 10-KSB.  YES       NO   x

     The registrant's revenues for the fiscal year ended June 30, 1999 were $12.7 million.

     As of September 15, 1999, there were issued and outstanding 1,387,384 shares of the registrant's common stock. [COMPLETE] The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $15.5 million (1,122,232 shares at $13.81.
(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

              DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 1999.

     Part III of Form 10-KSB - Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (check one) Yes       No  X

                             PART I
Item 1.   Description of Business

General

     Southern Missouri Bancorp, Inc. ("Company"), which changed its state of incorporation to Missouri on April 1, 1999, was originally incorporated in Delaware on December 30, 1993 for the purpose of becoming the holding company for Southern Missouri Savings Bank ("SMSB") upon completion of its conversion from a state chartered mutual to a state chartered stock savings bank ("Conversion"). The Company completed the Conversion on April 13, 1994 through the sale and issuance of 1,803,201 shares of common stock. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "SMBC".

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

     As a result of the Charter Conversion, the primary regulator of the Bank changed from the Office of Thrift Supervision ("OTS") to the Missouri Division of Finance ("Division"). The Bank's deposits continue to be insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Notwithstanding the Bank's conversion to a state savings bank, the Company did not become a bank holding company regulated by the Federal Reserve Board ("FRB") but remained an OTS-regulated savings and loan holding company as a result of the Bank's election (under Section 10(l) of the Home Owners Loan Act, as amended ("HOLA")) to be treated as an OTS-regulated savings association for purposes of regulation of the Company ("10(l) Election").

     The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also finances mortgage loans secured by commercial real estate loans, commercial business loans and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), obligations of state and political subdivisions, U.S. Government Agency obligations and other permissible investments.

     At June 30, 1999, the Company had total assets of $165.0 million, total deposits of $120.2 million and stockholders' equity of $22.6 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. Additionally, the Company's revenues are derived principally from interest earned on loans, investment securities and MBS and, to a lesser extent, insurance commissions, banking service charges, loan late charges and other fee income.

Forward Looking Statements

     When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Selected Consolidated Financial Information

     This information is incorporated by reference from pages 3 and 4 of the 1999 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Yields Earned and Rates Paid

     This information contained under the section captioned
"Yields Earned and Rates Paid" in the Annual Report is incorporated herein by reference from page 12 of the Annual Report.

Rate/Volume Analysis

     This information is incorporated by reference from page 13 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

     This information contained under the section captioned
"Average Balance, Interest and Average Yields and Rates" in the
Annual Report is incorporated herein by reference from page 10 and 11 of the Annual Report.

Lending Activities

     General. The Bank's primary focus in lending activities is on the origination of loans secured by mortgages on one- to four-family residences. To a lesser extent, the Bank also originates mortgage loans on commercial real estate, construction loans on residential and commercial properties, commercial business and consumer loans. The Bank has also occasionally purchased a limited amount of loan participation interests originated by other lenders within the Bank's market area and secured by properties generally located in the Bank's primary market area.

     The Executive Loan Committee of the Bank, comprised of Greg
Steffens and Kent Nichols, has the responsibility for the supervision of the loan portfolio with an overview provided by the full Board of Directors. Loans up to $250,000 may be approved by certain officers or either member of the Executive Committee, depending on the circumstances and the size of the loan, with all loans subject to ratification by the full Board of Directors. Loans in excess of $250,000 require the approval of a majority of the Discount Committee, whose members consist of four outside directors and Mr. Steffens, prior to the closing of the loan. In addition, foreclosure actions or the acceptance of deeds-in-lieu of foreclosure are subject to prior approval by the Board of Directors.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One
Borrower." At June 30, 1999, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $3.3 million. At June 30, 1999, the Bank's largest extension of credit to one entity was $2.6 million and was secured by commercial real estate and was performing according to it's terms.


     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.


                                                       At June 30,
                                        1999              1998             1997
                                   Amount  Percent   Amount  Percent  Amount  Percent
                                                 (Dollars in thousands)

Type of Loan:
Mortgage Loans:
  One-to four-family             $ 87,247   73.78%  $ 83,399  70.03% $ 77,895  72.27%
  Commercial real estate           19,048   16.11     22,530  18.92    18,293  16.97
  Construction                      3,553    3.00      2,708   2.27     3,822   3.55
    Total mortgage loans         $109,848   92.89   $108,637  91.22  $100,010  92.79

Other Loans:
  Automobile loans                  5,808    4.91      7,319   6.15     4,862   4.51
  Second mortgage                   1,109    0.94     1,081    0.91       745   0.69
  Mobile home                         548    0.47       784    0.65     1,265   1.17
  Loans secured by deposits           826    0.70       671    0.57       721   0.67
  Commercial business               1,481    1.25     1,127    0.95     2,383   2.21
  Other                             1,169    0.99     1,480    1.24       435   0.40
    Total other loans              10,941    9.26    12,462   10.47    10,411   9.65


    Total loans                  $120,789  102.15  $121,099  101.69  $110,421  102.44

Less:

  Undisbursed loans in process   $  1,296   (1.10) $    653   (0.54) $  1,838   (1.70)
  Deferred fees and discounts          53   (0.04)       68   (0.06)       93   (0.08)
  Allowance for loan losses         1,191   (1.01)    1,295   (1.09)      707   (0.66)
    Net loans receivable         $118,249  100.00  $119,083  100.00  $107,783  100.00

Type of Security:

Residential real estate
  One-to four-family             $ 88,726   75.03% $ 82,874   69.59% $ 78,359   72.70
  Multi-family                      2,076    1.76     3,134    2.63       583    0.54
Commercial real estate             17,753   15.01    20,865   17.52    20,246   18.78
Land                                1,294    1.09     1,764    1.48       822    0.76
Savings accounts                      826    0.70       671    0.57       721    0.67
Consumer and other                 10,114    8.56    11,791    9.90     9,690    8.99
    Total loans                  $120,789  102.15  $121,099  101.69  $110,421  102.44


Less:

  Undisbursed loans in process   $  1,296   (1.10) $    653   (0.54) $  1,838   (1.70)
  Deferred fees and discounts          53   (0.04)       68   (0.06)       93   (0.08)
  Allowance for loan losses         1,191   (1.01)    1,295   (1.09)      707   (0.66)
    Net loans receivable         $118,249  100.00  $119,083  100.00  $107,783  100.00


     One- to Four-Family Residential Mortgage Lending. The Bank focuses its lending efforts primarily on originating loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaign. At June 30, 1999, net mortgage loans secured by one- to four-family residences totaled $87.2 million, or 73.8% of net loans receivable.

     The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 1999 the Bank originated $8.8 million of ARM loans and $19.1 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

     The Bank currently originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property.
Loans originated in excess of 80% do not require private mortgage insurance. Historically, the residential mortgage loans originated by the Bank have not complied with secondary market standards; however, single-family mortgages originated in the third quarter of fiscal 1999 and thereafter, have generally conformed to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years.

     The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans are secured by owner occupied properties which reprice at a margin of 2.75% over the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.00% to 3.50% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps. Additionally, in order to entice customers into an ARM, or better meet customer needs, the Bank offers ARMs with initial rates below those which would prevail under the foregoing computations, based on market factors, funding costs and the rates and terms for similar loans offered by the Bank's competitors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" or "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds.

     Historically, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 1999, loans tied to these indices totaled $51.4 million.

     In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During 1999, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.


     Multi-Family, Commercial Real Estate and Land Lending. The Bank actively originates loans secured by multi-family, commercial real estate (apartment buildings, strip shopping centers, retail establishments and other businesses) and land located in the Bank's primary market area. At June 30, 1999, the Bank had $2.1 million, $17.8 million, and $1.3 million, respectively, of multi-family, commercial real estate and land loans, which represented 1.8%, 15.0%, and 1.1%, respectively, of net loans receivable.


     Multi-family, commercial real estate and land loans originated by the Bank generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate charged on these loans adjusts annually based upon the New York prime rate, one year CMT, the 11th district cost of funds or the Bank's internal cost of funds plus a margin and are occasionally subject to annual and lifetime interest-rate adjustment caps. Generally, multi-family, commercial real estate and land loans do not exceed 75% of the lower of the appraised value or purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guaranties are required from the borrower in addition to the secured property as collateral for such loans.
In addition, personal financial statements generally are required to be submitted to the Bank on at least an annual basis. The Bank also generally requires appraisals on properties securing multi-family, commercial real estate and land loans to be performed by a Board-approved independent certified fee appraiser.

     Generally loans secured by multi-family, commercial real estate and land involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the secured property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project securing the Bank's loan is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. See "Asset Quality." The Bank's largest extension of credit secured by commercail real estate was $2.6 million and performing according with it's terms.

     Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 1999, the Bank had $3.6 million, or
3.0% of net loans receivable in construction loans outstanding.

     Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 1999, the Bank had $3.0 million in outstanding construction loans secured by residential real estate and $530,000 in other speculative construction secured by land or commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules up to 30 years.

     Speculative construction and land development lending generally affords the Bank an opportunity to receive higher interest rates and fees with shorter terms to maturity than those obtainable from residential lending. Nevertheless, construction and land development lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of accurately estimating building or development costs and the selling price of the finished product,
(iii) the increased difficulty and costs of monitoring and disbursing funds for the loan, (iv) the higher degree of sensitivity to increases in market rates of interest and changes in local economic conditions, and (v) the increased difficulty of working out problem loans. Due in part to these risk factors, the Bank may be required from time to time to modify or extend the terms of some of these types of loans. In an effort to reduce these risks, the application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loan amounts are limited to 85% of the lesser of current appraised value and/or the cost of construction.

     Consumer and Commercial Business Lending. The Bank offers a variety of secured consumer loans, including automobile, second mortgages, mobile homes and loans secured by deposits. The Bank also originates secured and unsecured loans to individuals and commercial businesses, as well as letters-of-credit and lines-of-credit. The Bank originates substantially all of its consumer and commercial business loans in its primary market area. Currently, all consumer loans are originated on a direct basis, where credit is extended directly to the borrower. Usually, consumer loans are originated with fixed rates for terms of up to five years, while commercial business loans typically will be for a period of up to five years and may have either a fixed or adjustable interest rate.

     At June 30, 1999, the Bank's consumer and commercial business loan portfolio totaled $10.9 million, or 9.26% of net loans receivable. At June 30, 1999, $10.3 million, or 94.5% of the consumer and business loan portfolio had fixed rate loans while 5.5% had adjustable interest rates.

     Consumer Lending. Automobile loans represents 53.1% of the Bank's installment loan portfolio at June 30, 1999, and totaled $5.8 million, or 4.9% of net loans receivable. Typically, automobile loans are made for terms of up to 60 months for new vehicles and up to 48 months for used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 80% of the purchase price of the vehicle. The Bank has not engaged in indirect automobile lending since the third quarter of fiscal
1998. At June 30, 1999, the outstanding balance of indirect automobile loans was $126,000.

     During prior periods, the Bank financed mobile homes for customers of a local mobile home dealer. At June 30, 1999, the remaining balance of these loans totaled $398,000. Of these loans, $53,000 were past due more than 90 days while the balance of loans past due 61 to 90 days was $22,000 and 30 to 60 days was $16,000. During 1999, the Bank realized net charge-offs of $48,000 related to these delinquent mobile homes. In addition, it is likely that additional charge-offs related to these mobile homes will be made in the future; however, this likelihood was considered when the Bank evaluated the adequacy of its allowance for loan losses at June 30, 1999.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, especially in the case of consumer loans, which are unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles or mobile homes. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's delinquency levels for these type of loans are reflective of these risks. See "Asset Classification."

     Commercial Business Lending. At June 30, 1999, the Bank also had $1.5 million in commercial business loans outstanding, or 1.3% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

Loan Maturity and Repricing

     The following table sets forth certain information at June
30, 1999 regarding the dollar amount of loans maturing or repriceing in the Bank's portfolio based on their contractual terms to maturity or repricing but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                   After     After     After
                                  One Year  3 Years   5 Years
                         Within   Through   Through   Through    After
                        One Year  3 Years   5 Years   10 Years  10 Years  Total
                                          (Dollars in thousands)

One-to four-family     $57,083   $3,575     $2,497    $14,616   $9,476   $87,247
Commercial real estate  16,994    1,385        441        228      ---    19,048
Construction             3,553      ---        ---        ---      ---     3,553
Consumer                 3,323    2,974      2,970        193      ---     9,460
Commercial business      1,025      204        252        ---      ---     1,481

    Total loan         $81,978   $8,138     $6,160    $15,037   $9,476  $120,789



     The following table sets forth the dollar amount of all loans due one year after June 30, 1999, which have fixed interest rates and which have adjustable interest rates.


                            Fixed Rates      Adjustable Rates
                                (Dollars in thousands)


One-to four-family             $27,271           $2,893
Commercial real estate             995            1,059
Construction                       ---              ---
Consumer                         6,097               40
Commercial business                456              ---
    Total                      $34,819           $3,992



     The following table sets forth scheduled contractual amortization of loans at June 30, 1999 and June 30, 1998, and the dollar amount of loans at the date which are scheduled to mature within and after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                           At June 30, 1999                           At June 30, 1998
                                       Commercial                                  Commercial
                    Mortgage  Consumer  Business                Mortgage  Consumer  Business
                      Loans     Loans     Loans   Total Loans     Loans     Loans     Loans   Total Loans
                                                  (Dollars in thousands)
Amounts due:
 Within one year    $ 77,630   $3,323    $1,025    $81,978      $ 96,467   $3,977  $  879     $101,323
 After one year
  through three years  4,960    2,974       204      8,138         1,620    3,066     137        4,823
 After three years
  through five years   2,938    2,970       252      6,160         5,265    3,996     111        9,372
 After five years     24,320      193       ---     24,513         5,285      296     ---        5,581
    Total           $109,848   $9,460    $1,481   $120,789      $108,637  $11,335  $1,127     $121,099


Interest rate terms on
 amounts due after one
 year:
    Fixed            $28,266   $6,097    $  456    $34,819        $9,878  $ 7,359   $ 249     $ 17,486
    Adjustable         3,952       40       ---      3,992         2,291      ---     ---        2,291


Originations, Purchases and Servicing of Loans and Mortgage-Backed Securities

     Generally, real estate loans are originated by the Bank's staff of salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank has not participated in the secondary market and does not service any loans for other entities. However, the Bank is now originating loans saleable in the secondary market if the policy should change.

     While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In
1999, the Bank originated $50.5 million of loans, compared to $48.5 million and $41.2 million in 1998 and 1997, respectively.
Of these loans, mortgage loans originated were$ 38.0 million, $33.0 million, and $29.7 million in 1999, 1998, and 1997, respectively.


     From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards.
In 1999, the Bank did not purchase any new loans. At June 30, 1999, loan participations totaled $1.7 million, or 1.4% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 1999, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand and portfolio growth.

     In addition, the Bank has purchased MBS to complement lending activities and provide balance sheet flexibility for liquidity and asset/liability management. The Board believes that the lower yield carried by MBS is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, commercial real-estate, multi-family and other types of loans. See "- Mortgage-Backed and Related Securities."


     The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.


                                                    Year Ended June 30,
                                                  1999     1998     1997
                                                  (Dollars in thousands)



Total mortgage loans at beginning of period    $108,637  $100,010   $89,197
Loans originated:
  One-to four-family residential                 27,839    20,687    21,993
  Multi-family residential and
    commercial real estate                        5,878     9,736     5,618
  Construction loans                              4,253     2,540     2,086
   Total loans originated                        37,970    32,963    29,697



Loans purchased:
  Total loans purchased                            ---        171       ---



Loans sold:
  Total loans sold                                 ---        ---       ---



Mortgage loan principal repayments             (36,364)   (24,391)  (18,763)


Foreclosures                                      (395)      (116)     (121)
Net loan activity                                1,211      8,627    10,813

    Total mortgage loans at end of period     $109,848   $108,637  $100,010

Asset Quality

     Delinquent Loans. Generally, when a borrower fails to make a required payment on mortgage or installment loans the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone.
After an account secured by real estate becomes over 60 days past due, the Bank will send a 30-day demand notice to the customer, which if not cured, unless satisfactory arrangements have been made, will lead to foreclosure. For consumer loans, the Missouri
Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

     The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 1999.


                                                                 Total Loans
                                           Loans Delinquent For:  Delinquent 60
                              60-89 Days     90 Days and Over      or More
                           Numbers  Amounts  Numbers  Amounts   Numbers  Amounts


One-to four-family           25     $664       10     $181        35     $  845
Commercial non-real estate    1        9        1       27         2         36
Commercial real estate        1        2        1       87         2         89
Mobile home                   3       22       13       76        16         98
Consumer                     24      119       19      121        43        240
    Totals                   54     $816       44     $492        98     $1,308


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

     At June 30, 1999, the Bank had nine loans totaling $181,000 on which interest was not being accrued in accordance with SFAS No.
114. The Bank would have recorded interest income of $17,000, $46,000 and $124,000 on non-accrual loans during the years ended
June 30, 1999, 1998 and 1997, respectively, if such loans had been performing during such periods. Interest income of approcimately
$13,000, $15,000 and $98,000 was recognized on these loans for years ending June 30, 1999, 1998 and 1997, respectively.

     The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.


                                                   At June 30,
                                    1999     1998     1997     1996     1995
                                             (Dollars in thousands)

Nonaccruing loans:
 One-to four-family               $   35     $182   $  922    $480     $700
 Commercial real estate               86      344      279     ---       14
 Consumer                             60        7      179      45       14
 Commercial business                 ---      ---      ---      21        9
    Total                         $  181     $533   $1,380    $546     $737


Loans 90 days past due
 accruing interest:(1)
 One-to four-family               $  146    $661     $---     $---     $---
 Commercial real estate              ---       3      ---      ---      ---
 Consumer                             83     140      ---      ---      ---
 Commercial business                  27     ---      ---      ---      ---
 Mobile homes                         55     ---      ---      ---      ---
    Total                         $  311  $  804   $  ---     $---     $---


Total nonperforming loans         $  492  $1,337   $1,380     $546     $737

Foreclosed assets held for sale:
 Real estate owned                $  478  $  172   $   55     $ 60   $  727
 Other nonperforming assets           82      12      ---      ---      ---
    Total nonperforming assets    $1,052  $1,521   $1,435     $606   $1,464


Total nonperforming loans
  to net loans                      0.42%   1.12%    1.28%    0.57%    0.89%

Total nonperforming loans
  to net assets                     0.30%   0.86%    0.86%    0.34%    0.50%

Total nonperforming assets
  to total assets                   0.64%    0.98%   0.89%    0.38%    0.99%


(1) Prior to 1998, the Company reported all loans 90 days or more past due as nonaccruing loans.

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

     In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 1999, classified assets totaled $5.1 million, or 3.09% of total assets as compared to $5.6 million, or 3.55% of total assets at June 30, 1998.

     The largest classified commercial real estate relationship at June 30, 1999 totaled $2.6 million and was performing in accordance with its terms. In addition, the Bank had classified two other lending relationships secured primarily by commercial real estate, which in the aggregate totaled $1.3 million. Each of these borrowing relationships was classified due to concerns over whether the property securing the Bank's loans generated sufficient cash flow to amortize the loan in accordance with its terms.

     Other Loans of Concern. In addition to the classified assets discussed above, there was also an aggregate of $1.0 million in net book value of loans (28 one- to four-family residential loans, one construction loan and 28 consumer loans) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

     Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs.
If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.
Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1999, the Company's balance of real estate owned totaled $478,000 and included 9 properties secured primarily by real estate lots and one commercial lot. During the current fiscsl year, the bank foreclosed on this commercial lot with a balance of $316,000. During this fiscal year, the bank began to take a more aggressive action on collections

     Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored.
Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June
30, 1999, of $1.2 million, which represented 113% of nonperforming assets as compared to $1.3 million or 85% of nonperforming assets at June 30, 1998. See Note 3 of Notes to
Consolidated Financial Statements contained in the Annual Report.

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


                                                Year Ended June 30,
                                     1999     1998     1997     1996     1995
                                            (Dollars in thousands)


Allowance at beginning of period   $1,295   $   706    $627     $572     $477
Recoveries
One-to four-family                      2         1     ---      ---      ---
Consumer                               31        42     ---      ---      ---
Mobile homes                           58        89     ---      ---      ---
    Total recoveries                   91       132     ---      ---      ---


Charge offs:
One-to four-family                     28         6     ---      ---      ---
Commercial real estate                 10       ---     ---      ---      ---
Consumer                              286       116     162        5      ---
Mobile homes                          106       204     ---      ---      ---
    Total charge offs                 430       326     162        5      ---

    Net charge offs                   339       194     162        5      ---


Provision for loan losses             235       783     241       60       95


    Balance at end of period       $1,191    $1,295    $706     $627     $572



Ratio of allowance to total loans
outstanding at the end of the
period                               0.99%     1.07%   0.64%    0.63%    0.67%

Ratio of net charge offs to
average loans outstanding
during the period                    0.29%     0.17%   0.16%    0.01%     ---



     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                                        At June 30,
                                 1999                 1998                  1997                  1996                 1995
                          Percent of Loans      Percent of Loans      Percent of Loans      Percent of Loans     Percent of Loans
                              in each               in each               in each               in each              in each
                         Category to Total     Category to Total     Category to Total     Category to Total    Category to Total

                                     Gross                 Gross                 Gross                 Gross                Gross
                         Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans    Amount      Loans
                                                                   (Dollars in thousands)
One-to-four-family      $  253       73.78%    $  372      70.03%      $647      71.38%      $562      72.77%     $562      77.96%
Construction                17        3.00         20       2.27        ---        ---        ---        ---       ---        ---
Commercial real estate     604       16.11        612      18.92        ---        ---        ---        ---       ---        ---
Consumer                   123        7.54        126       8.87         59       9.56         65       9.89        10       5.99
Commercial business         33        1.25         17       0.95        ---        ---        ---        ---       ---        ---
Mobile homes                41        0.47        127       0.65        ---        ---        ---        ---       ---        ---

Unallocated                120         ---         21        ---        ---        ---        ---        ---       ---        ---
  Total allowance for
   loan losses          $1,191                 $1,295                  $706                  $627                 $572


Investment Activities

     General. Under Missouri law, the Bank is permitted to invest in various types of liquid assets, including U.S. Government and State of Missouri obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities and obligations of States and their political sub-divisions. Generally, the investment policy of the Company is to invest funds among various categories of investments and repricing characteristics based upon the Company's need for liquidity, to provide collateral for borrowings and public unit deposits, to help reach financial performance targets and to help maintain asset/liability management objectives.

     The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President and three outside directors.

     Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company has not classified a purchase of an investment security as held-to-maturity in the past three years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 1999, AFS securities totaled $21.0 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statement further requires that all derivatives should be recognized as either assets or liabilities and measured at the fair value. The accounting for changes in the fair value, or gains and losses of a derivative depends on the use or the derivative and resulting designation. Presently, the Company has no derivative instruments and no outstanding hedging activites. Management does not intend to purchase derivative instruments or enter into hedging activities.

     With the adoption of SFAS No. 133, the Company transferred its remaining held-to-maturity investment securities into the available-for-sale category. All investments transferred were obligations of state and political subdivisions with an amortized cost of $3.8 million at the date of transfer. The cumulative effect of the change in accounting principle of $133,000, net of income taxes of $78,000, is included as a credit in other comprehensive income for the year ended June 30, 1999. The transition provisions of SFAS No. 133 provide that at the date of initial application, any debt security categorized as HTM may be transferred into the AFS category without calling into question the Company's intent to hold other debt securities to maturity in the future.

     Investment Securities. At June 30, 1999, the Company's investment securities portfolio totaled $22.1 million, or 13.40% of total assets as compared to $15.1 million, or 9.65% of total assets at June 30, 1998. The increase was mostly attributed to $24.9 million in security purchases exceeding $14.7 million in sales and maturities. At June 30, 1999, the investment securities portfolio included $15.2 million in callable agency bonds, $5.8 million in municipal bonds, $2.6 million of which is subject to early redemption at the option of the issuer, and $1.1 million in FHLB stock. Based on contractual maturities, the weighted average maturity of the investment securities portfolio at June 30, 1999, excluding FHLB stock, was 67.8 months.

     Mortgage-Backed and Related Securities. At June 30, 1999, MBS totaled $16.9 million, or 10.25%, of total assets as compared to $14.2 million, or 9.08% of total assets at June 30, 1998. During 1999, the Bank had net sales of $1.7 million in MBS and maturities of $5.7 million, and had purchases of $10.3 million. At June 30, 1999, the MBS portfolio included $6.9 million in adjustable-rate MBS, $9.6 million in collateralized mortgage obligations, which passed the Federal Financial Institutions Examination Council's sensitivity test, and $467,000 in fixed-rate MBS.


Investment Securities Analysis

     The following table sets forth the Company's investment securities portfolio at carrying value (including securities classified HTM and securities classified AFS) at the dates indicated.


                                            At June 30,
                          1999                 1998                  1997
                   Carrying Percent of  Carrying Percent of  Carrying Percent of
                   Value(1)  Portfolio  Value(1)  Portfolio  Value(1)  Portfolio
                                        (Dollars in thousands)

U.S. government     $15,220    68.96%   $ 7,597     50.47%     $10,046   51.15%
State and political
 subdivision          5,759    26.10      6,401     42.53        6,528   33.23
Corporate securities    ---      ---        ---       ---        1,548    7.88
FHLB stock            1,091     4.94      1,054      7.00        1,520    7.74

Total               $22,070   100.00%   $15,052    100.00%     $19,642  100.00%
_____________________________

(1) The market value of the Company's investment securities portfolio amounted to $22.1 million, $15.2 million and $19.8 million at June 30, 1999, 1998 and 1997, respectively.


     The following table sets forth the maturities and weighted average yields of the debt securities (classified as AFS) in the Company's investment securities portfolio at June 30, 1999.


                                      Securities Available for Sale
                                               June 30, 1999
                                                     Book/
                                                   Estimated  Weighted
                                        Amoritzed   Market     Average
                                          Cost      Value       Yield
                                          (Dollars in thousands)

U.S. government agencies:
    Due within 1 year                     $   ---  $   ---       ---%
    Due after 1 year but within 5 years    15,580   15,220      6.11
    Due after 5 years but within 10 years     ---      ---       ---
    Due after 10 years                        ---      ---       ---



State and political subdivisions:
    Due within 1 year                         280      281      6.16
    Due after 1 year but within 5 years     2,787    2,846      7.21
    Due after 5 years but within 10 years     940      997      7.97
    Due after 10 years                      1,584    1,635      6.17

Total Available for Sale                  $21,171  $20,979      6.34%



     The following table sets forth certain information at June 30, 1999 regarding the dollar amount of MBS in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at ammortized cost as maturing at their next repricing date.


                                        At June 30, 1999
                                     (Dollars in thousands)

Amounts due:
  Within 1 year                             $  6,866
  After 1 year through 3 years                   ---
  After 3 years through 5 years                  ---
  After 5 years                               10,240
    Total                                    $17,106


     The following table sets forth the dollar amount of all MBS at ammortized cost due one year after June 30, 1999, which have fixed interest rates and have floating or adjustable rates.


                                        At June 30, 1999
                                     (Dollars in thousands)

Interest rate terms on amounts due after 1 year:

  Fixed                                 $     469
  Adjustable                               16,636
  Pending                                       1
    Total                                 $17,106


     The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities), which had an aggregate book value in excess of 10% of the Bank's retained earnings at the dates indicated.


                                             At June 30,
                             1999              1998               1997
                      Carrying  Market  Carrying  Market   Carrying   Market
                       Value     Value   Value    Value     Value      Value
                                     (Dollars in thousands)

FHLMC certificates    $  240   $  240   $ 1,426   $ 1,426   $ 4,986   $ 4,986
GNMA certificates      4,981    4,981     6,326     6,326    11,770    11,770
FNMA certificates      2,107    2,107     3,846     3,846     6,391     6,391

Collateralized
  mortgage obligations 9,572    9,572     2,556     2,556     3,089     3,089

    Total            $16,900  $16,900   $14,154   $14,154   $26,236   $26,236


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

     The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include TV, radio, and newspaper advertisements. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.


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


Weighted
Average                                                Minimum       Percentage
Interest                                                              of Total
Rate      Term     Category                       Amount    Balance   Deposits
                                                   (Dollars in thousands)

 ---      None     Non-interest Bearing           $       $  2,316      1.93%
2.38      None     Now Accounts                     100      9,112      7.58
2.50      None     Savings Accounts                  50      7,350      6.12
3.94      None     Money Market Deposit Accounts  1,000     13,222     11.00

                   Certificate of Deposit

4.53      91-day   Fixed-term/Fixed-rate            500      1,125      0.94
4.54      5 month  Fixed-term/Fixed-rate            500      1,323      1.10
4.79      6 month  Fixed-term/Fixed-rate            500     17,679     14.72
4.71      6 month  IRA Fixed-term/Fixed-rate        500        284      0.24
4.87      9 month  Fixed-term/Fixed-rate            500     13,489     11.23
4.87      9 month  IRA Fixed-term/Fixed-rate        500      7,665      6.38
4.89      11 month Fixed-term/Fixed-rate            500      1,829      1.52
5.04      12 month Fixed-term/Fixed-rate            500     27,492     22.88
5.06      12 month IRA Fixed-term/Fixed-rate        500      1,885      1.57
4.95      15 month Fixed-term/Fixed-rate            500      1,003      0.83
4.84      24 month Fixed-term/Fixed-rate            500      2,817      2.34
4.98      24 month IRA Fixed-term/Fixed-rate        500        149      0.12
5.57      29 month Fixed-term/Fixed-rate            500      1,707      1.42
5.31      29 month IRA Fixed-term/Fixed-rate        500        412      0.34
4.96      36 month Fixed-term/Fixed-rate            500      2,318      1.93
5.23      36 month IRA Fixed-term/Fixed-rate        500      3,901      3.25
5.15      48 month Fixed-term/Fixed-rate            500        413      0.34
5.15      48 month IRA Fixed-term/Fixed-            500         30      0.02
5.08      60 month Fixed-term/Fixed-rate            500      2,254      1.88
5.15      60 month IRA Fixed-term/Fixed-            500        296      0.25
7.75      72 month Fixed-term/Fixed-rate            500         25      0.02
8.01      96 month Fixed-term/Fixed-rate            500         58      0.05
                                                          $120,154   100.00%

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1999. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.


                  Maturity Period               Amount
                                       (Dollars in thousands)

             Three months or less               $ 6,799
             Over three through six months        3,439
             Over six through twelve months       3,453
             Over 12 months                       1,576
               Total                            $15,267


Time Deposits by Rates

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.


                                     At June 30,

                              1999      1998      1997
                              (Dollars in thousands)

           4.00 - 4.99%     $59,839   $ 8,850   $21,004
           5.00 - 5.99%      28,231    74,667    72,566
           6.00 - 6.99%         ---       120       123
           7.00 - 7.99%          26        26        28
           8.00 - 8.99%          58        59        68
           9.00 - 9.99%         ---        19        18

               Total        $88,154   $83,741  $ 93,807


     The following table sets forth the amount and maturities of all time deposits at June 30, 1999.


                                      Amount Due
                                                                   Percent
                  Less                                             of Total
                Than One   1-2      2-3     3-4     After        Certificate
                  Year    Years    Years   Years  4 Years  Total   Accounts
                                  (Dollars in thousands)

4.00 - 4.99%    $57,646  $1,711   $ 482    $---   $ ---   $59,839   67.88%
5.00 - 5.99%     18,966   5,665   1,901     463    1,236   28,231   32.02
6.00 - 6.99%        ---     ---     ---     ---      ---      ---     ---
7.00 - 7.99%          6      11     ---     ---        9       26    0.03
8.00 - 8.99%        ---     ---     ---      54        4       58    0.07

    Total       $76,618  $7,387  $2,383    $517   $1,249  $88,154  100.00%


Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                  At June 30,
                                       1999                           1998                          1997
                                Percent of  Increase            Percent of  Increase          Percent of  Increase
                        Amount    Total    (Decrease)   Amount    Total    (Decrease)  Amount   Total    (Decrease)
                                                             (Dollars in thousands)
Noninterest bearing    $  2,316   1.93%   $  (274)      $  2,590   2.37%  $  1,420     $  1,170   0.99%   $   399
NOW checking              9,112   7.58      1,602          7,510   6.86       (277)       7,787   6.56        521
Regular savings accounts  7,350   6.12         31          7,319   6.69       (321)       7,640   6.44        659
Money market deposits    13,222  11.00      4,972          8,250   7.54        (51)       8,301   6.99        906
Fixed-rate certificates
which mature(1):
 Within one year         76,618  63.77      2,711         73,907  67.55    (11,242)      85,149  71.73      2,584
 Within three years       9,770   8.13      6,632          3,138   2.87     (4,410        7,548   6.36     (6,834)
 After three years        1,766   1.47     (4,930)         6,696   6.12      5,586        1,110   0.93        332
    Total              $120,154 100.00%   $10,744       $109,410 100.00%  $ (9,295)    $118,705 100.00%   $(1,433)

___________________________

<F1>
(1) At June 30, 1999, 1998 and 1997 certificates in excess of $100,000 totaled $15.3 million, $12.0 million and $19.9 million, respectively.



 The following table sets forth the savings activities of the Bank for the periods indicated.


                                                       At June 30,
                                                 1999      1998      1997
                                                 (Dollars in thousands)

Beginning Balance                             $109,410  $118,705  $120,138

Net increase (decrease) before interest credit   7,058   (12,383)   (4,977)
Interest credited                                3,686     3,088     3,544
Net increase (decrease) in savings deposits     10,744    (9,295)   (1,433)

    Ending balance                            $120,154  $109,410  $118,705


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

     Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 1999, $19.8 million of the Bank's $20.6 million in FHLB advances were for original terms of ten years, subject to early redemption by the FHLB after an initial period of one to three years. In order for the Bank to borrow these funds, it has pledged $78.4 million of its residential loans to the FHLB and has purchased $1.1 million in FHLB stock.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                Year Ended June 30,
                                                  1999       1998
                                               (Dollars in thousands)


Maximum amount of borrowings outstanding at
any month end:
  FHLB advances                                 $21,067     $24,576
Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances                                     126       2,700
  Other FHLB long term borrowings                19,864      16,917

Weighted average rate paid on                      4.92%       5.41%
FHLB advances


Subsidiary Activities

     The Bank has one subsidiary, SMS Financial Services, Inc., which had a full-service insurance agency selling various types of insurance to individuals and businesses. This insurance agency was sold on May 31, 1999. The sale of the insurance agency is not expected to materially impact future operating income. It also leased computer equipment to the Bank. The activities of the subsidiary are not significant to the financial condition or results of operations of the Bank.

Competition

     The Bank faces strong competition, both in originating loans and in attracting deposits, from a variety of entities which include some companies which are subject to less regulatory oversight or regulation. Major competitors of the Bank include other banks and thrifts, credit unions, pension funds, mortgage bankers and insurance companies. The competitive nature of the industry is unlikely to change as larger percentages of both available deposits and loans are shifted into debt and equity markets. The Bank is one of nine government regulated financial institution's located in the Bank's primary market area.

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

     Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

     Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements.

     Savings Banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, the Bank had $1.1 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 6.63% in 1999.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     In connection with the Bank's former regulatory status, the Bank's assessment rate for deposit insurance was increased from
 .065% to .095% beginning July 1, 1997. The increase resulted in approximately $9,000 in additional costs per quarter for deposit insurance until January 1, 1999 when the assessment rate was lowered to .065%.

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

     At June 30, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

      The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

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

     The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

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

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 1999. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.


                                               At June 30, 1999
                                                         Percent of
                                                          Adjusted
                                              Amount    Total Assets(1)
                                             (Dollars in thousands)

   Tier 1 (leverage) capital                 $20,792    12.7%
   Tier 1 (leverage) capital requirement       6,565     4.0
   Excess                                    $14,227     8.7%


   Tier 1 risk adjusted capital              $20,792    23.3%
   Tier 1 risk adjusted capital requirement    3,541     4.0
   Excess                                    $17,251    19.3%

   Total risk-based capital                  $21,908    24.5%

   Total risk-based capital requirement        7,142     8.0
   Excess                                    $14,766    16.5%
___________________________

(1) For the Tier 1 (leverage) capital and Missouri regulatory capital calculations, percent of total average assets of $164.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $89.3 million.

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

     Loans to One Borrower. As a result of the 10(1) Election made by the Bank in connection with the Charter Conversion (see "Item 1. Description of Business - General," the Bank remains subject to the loans to one borrower regulations applicable to federal savings associations).

     Activities and Investments of Insured State-Chartered Banks. The FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of
(i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1999, the Bank was in compliance with the QTL test.

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

The Company

     General. As a result of the 10(l) Election made by the Bank, in connection with the charter conversion, the Company is a savings and loan holding company regulated by the OTS (for as long as the Bank satisfies the QTL test) rather than a bank holding company regulated by the FRB. Accordingly, the Company is subject to OTS regulations and filing requirements.

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

                            TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions, such as the Bank used to be, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Missouri Taxation

     Missouri-based savings banks, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Company is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri savings banks are not subject to the regular state corporate income tax.

Audits

     There have not been any IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

     For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

     As of June 30, 1999, the Company had 58 full-time employees and 10 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.   Description of Properties

     The following table sets forth certain information regarding the Bank's offices as of June 30, 1999.


                                Building Net       Land      Building
                       Year    Book Value as of   Owned/     Owned/
                      Opened    June 30, 1999     Leased     Leased
                                (Dollars in thousands)

Main Office

531 Vine Street        1966          $443         Owned      Owned
Poplar Bluff, Missouri


Branch Offices


Highway 60             1982           149         Owned      Owned
Van Buren, Missouri



1330 Highway 67        1976          ---          Leased(1)  Owned
Poplar Bluff, Missouri



Business 60 West       1979          256          Owned      Owned
Dexter, Missouri



100 South Madison      1974          ---          Leased(2)  Leased
Malden, Missouri



308 First Street       1982          173          Owned      Owned
Kennett, Missouri



116 Washington         1976         ---           Leased(3)  Leased
Doniphan, Missouri



Highway 106 & 2nd      1987         ---           Leased(4)  Leased
Street
Ellington, Missouri
______________________
(1) Lease expired on September 3, 1999 and was renewed for its final 5 year period.
(2)  Month-to-month lease.
(3)  Month-to-month lease.
(4)  Month-to-month lease.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

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

Item 7.   Financial Statements

     Independent Auditors' Report*

     (a) Consolidated Statements of Financial Condition as of June 30, 1999 and 1998*
     (b) Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997*
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1999, 1998 and 1997*
     (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1999, 1998 and 1997*
     (e)  Notes to Consolidated Financial Statements*

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


                                             Position
                    Age at
Name             June 30,1999        Company                Bank


Thadis R. Seifert     80      Chairman of Board        Director
                                 and President

Leonard W. Ehlers     80      Director                 Chairman of the Board

Samuel H. Smith       61      Secretary/Treasurer      Director

Greg A. Steffens      32      Chief Financial Officer  President,Cheif
                                                       Executive Officer and
                                                       Chief Fianncial Officer

     In addition to the above, the Bank's executive officer group includes:


                   Age at
Name           June 30, 1999   Position


James W. Tatum     73         Vice Chairman

Wilma F. Case      61         Senior Vice President

Kent Nichols       45         Senior Vice President and Chairman Loan Department


     The principal occupation of each executive officer of the Company is set forth below. All of the officers listed above have held positions with or been employed by the Company for five years unless otherwise stated. All executive officers reside in Poplar Bluff, Missouri. There are no family relationships among or between the executive officers, unless otherwise stated.

     Thadis R. Seifert served as Executive Vice President of the
Bank from 1970 until his retirement in 1985. He has been a director of the Bank since 1971. In 1997, Mr. Seifert was elected as Chairman of the Company and in 1999 he was appointed as President. Mr. Seifert also serves as an advisory Board Member for the Poplar Bluff Municipal
Utilities. He is active in a variety of organizations, including the Kiwanis Club.

     Leonard W. Ehlers served as the Official Court Reporter of the 36th Judicial Circuit and was the owner of Ehlers Reporting Service for over 39 years until his retirement in 1984. Mr. Ehlers is a Board Member of the Willhaven Residential Complex, Inc. and the United Gospel Rescue Mission.

     Samuel H. Smith is President, Chief Executive Office and a majority stockholder of S H Smith and Company, Inc., an engineering consulting firm in Poplar Bluff, Missouri. He is a member of the Poplar Bluff Chamber of Commerce, the American Society of Civil Engineers, Missouri Society of Professional Engineers, and a member of the Board of Directors of the Poplar Bluff Museum.

     Greg A. Steffens joined the Bank in 1998 and serves as the Chief Financial Officer of the Company and as President, Chief Executive Officer and Chief Financial Officer of the Bank. From 1993 to 1998, Mr. Steffens served as Chief Financial Officer of 1st Savings Bank and Sho-Me Financial Corp. in Mount Vernon, Missouri. From 1989 to 1993, Mr. Steffens was employed by the OTS as a thrift examiner. Mr. Steffens is a member of the Rotary Club.

     James W. Tatum is the Vice President of the Company. Mr. Tatum was a member and a Partner of Kraft, Miles & Tatum, CPA's, an accounting firm, for over 40 years until his retirement in 1989. He is a past member of the Kiwanis Club and the Poplar Bluff Chamber of Commerce, the American Institute of CPA's and the Missouri Society of CPA's.

     Wilma F. Case has been affiliated with the Bank for 31 years and has served as Senior Vice President since 1992. Ms. Case is active in a variety of organizations and currently serves as President of the American Cancer Society, as Director of the Kiwanis Club and is a member of the Business and Professional Women's Association and the Poplar Bluff Chamber of Commerce.

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

Item 13.  Exhibits, List and Reports on Form 8-K

     (a)  Exhibits

          See Index to Exhibits.

     (b)  Report on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                           SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHERN MISSOURI BANCORP, INC.


Date: September 28, 1999                  By:  /s/ Thadis R. Seifert
                                                Thadis R. Seifert
                                                President
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /s/ Thadis R. Seifert                   September 28, 1999
     Thadis R. Seifert
     President
     (Principal Executive Officer)



By:  /s/ Donald R. Crandell                  September 28, 1999
     Donald R. Crandell
     Director



By:  /s/ Greg A. Steffens                    September 28, 1999
     Greg A. Steffens
     Chief Financial Officer
     (Principal Financial and Accounting Officer)



By:  /s/ Leonard W. Ehlers                   September 28, 1999
     Leonard W. Ehlers
     Director



By:  /s/ Samuel H. Smith                     September 28, 1999
     Samuel H. Smith
     Director



By:  /s/ James W. Tatum                      September 28, 1999
     James W. Tatum
     Vice President and Director



By:  /s/ Ronnie D. Black                     September 28, 1999
     Ronnie D. Black
     Director



By:  /s/ L. Douglas Bagby                    September 28, 1999
     L. Douglas Bagby
     Director
                           SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHERN MISSOURI BANCORP,INC.


Date: September 28, 1999                  By:  /s/ Thadis R.Seifert
                                                Thadis R. Seifert
                                                President
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /s/ Thadis R. Seifert                   September 28, 1999
     Thadis R. Seifert
     President
     (Principal Executive Officer)




By:  /s/ Donald R. Crandell                  September 28, 1999
     Donald R. Crandell
     Director




By:  /s/ Greg A. Steffens                    September 28, 1999
     Greg A. Steffens
     Chief Financial Officer
     (Principal Financial and Accounting Officer)




By:  /s/ Leonard W. Ehlers                   September 28, 1999
     Leonard W. Ehlers
     Director




By:  /s/ Samuel H. Smith                     September 28, 1999
     Samuel H. Smith
     Director




By:  /s/ James W. Tatum                      September 28, 1999
     James W. Tatum
     Vice President and Director




By:  /s/ Ronnie D. Black                     September 28, 1999
     Ronnie D. Black
     Director




By:  /s/ L. Douglas Bagby                    September 28, 1999
     L. Douglas Bagby
     Director

                       Index to Exhibits



                                                            Reference to
                                                             Prior Filing
Regulation S-B                                             or Exhibit Number
Exhibit Number Document                                     Attached Hereto




3(i)           Certificate of Incorporation of the Registrant        3(i)
3(ii)          Bylaws of the Registrant                              3(ii)
10             Material contracts:
               (a)  Registrant's 1994 Stock Option Plan              *
               (b)  Southern Missouri Savings Bank, FSB              *
                    Management Recognition and Development Plans
               (c)  Employment Agreement with Greg A. Steffens       10(c)
               (d)  Director's Retirement Agreements                 **
                         (i)   Robert A. Seifert
                         (ii)  Thadis R. Seifert
                         (iv)  Leonard W. Ehlers
                         (v)   James W. Tatum
                         (vi)  Samuel H. Smith
               (e)  Tax Sharing Agreement                            **

11             Statement Regarding Computation of Per Share Earnings 11
13             1999 Annual Report to Stockholders                    13
21             Subsidiaries of the Registrant                        21
23             Consent of Auditors                                   23
27             Financial Data Schedule                               27
_______________________


*    Incorporated by reference to the Registrant's 1994 annual
      meeting proxy statement dated October 21, 1994.
**   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.

                   Exhibit 10(c)

           Employment Agreement with Greg A. Steffens
                           Exhibit 11

     Statement Regarding Computation of Per Share Earnings


         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                                       Year Ended June 30,
                                     1999       1998      1997
                                      (Dollars in thousands)

Basic
  Average shares outstanding     1,334,299  1,532,910  1,549,032
  Net income                    $1,644,764 $1,064,463 $1,054,687
  Basic earnings per share      $     1.23 $     0.69 $     0.68

Diluted
  Average shares outstanding     1,334,299  1,532,910  1,549,032


Net effect of dilutive stock
options - based on the treasury
stock method using the period
end market price, if greater
than average market price           31,793     51,563     38,072

    Total                        1,366,092  1,584,473  1,587,104
  Net income                    $1,644,764 $1,064,463 $1,054,687
  Diluted earnings per share    $     1.20 $     0.67 $     0.67


                           Exhibit 13

               1999 Annual Report to Stockholders

                           Exhibit 21

                 Subsidiaries of the Registrant





Parent



Southern Missouri Bancorp, Inc.



                                                  Jurisdiction or
Subsidiaries (a)                 Percentage of    State of
                                 Ownership        Incorporation




Southern Missouri Bank and       100%             Missouri
Trust Co.

SMS Financial Services, Inc.     100%             Missouri
(b)

___________________________

(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in
     Item 7 hereof.

(b)  Wholly-owned subsidiary of Southern Missouri Bank and Trust
     Co.
                           Exhibit 23

                      Consent of Auditors

We have issued our report dated July 30, 1999, accompanying the Consolidated Financial Statements incorporated by reference in the Annual Report of Southern Missouri Bancorp, Inc. on Form 10-KSB for the year ending June 30, 1999. We hereby consent to the incorporation of reference of said reports in the Registration Statement of Southern Missouri Bancorp, Inc. on the Form S-8 (File NO. 333-2320, effective March 13, 1996)


Kraft, Miles & Tatum, LLC
Poplar Bluff, Missouri
September 27, 1999