Form 10QSB
period 1999-09-30
SOUTHERN MISSOURI BANCORP INC
filed 1999-11-15
CIK 916907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                          FORM 10-QSB



(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

           Class                       Outstanding at  November 9, 1999
Common Stock, Par Value $.01                   1,387,584 Shares



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



                       PART I:  FINANCIAL INFORMATION
                 SOUTHERN MISSOURI BANCORP, INC AND SUSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1999 and JUNE 30, 1999
                                  (UNAUDITED)


                   ASSETS
                                                   September 30,    June 30,
                                                      1999            1999

Cash and due from banks                              $  1,135,851  $  1,790,590
Interest bearing deposits in other
  Financial institutions                                3,065,872     2,278,085
    Cash and Cash equivalents                           4,201,723     4,068,675
Available-for -sale investment securities              23,735,888    20,979,045
Mortgage-backed securities, available-for-sale         14,260,381    16,899,641
Loans receivable, net                                 119,948,120   118,248,638
Foreclosed real estate, net                               409,331       477,537
Premises and equipment, net                             1,880,571     1,878,719
Accrued interest receivable:
  Loans                                                   529,865       555,923
  Investments                                             368,576       477,152
Federal Home Loan Bank stock                            1,215,000     1,091,000
Prepaid expenses and other assets                         267,683       296,014
      Total Assets                                   $166,817,138  $164,972,343

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits                                             $117,798,795  $120,154,540
Federal Home Loan Bank Advances                        24,300,000    20,550,000
Accrued interest payable                                  639,148       707,341
Advances from borrowers for taxes and insurance           414,153       318,431
Accrued expenses and other liabilities                    752,128       612,569
      Total Liabilities                               143,904,224   142,342,881
Preferred stock, $.01 par value 500,000 shares authorized;
  none issued and outstanding                                   -             -
Common stock, $.01 par value; 4,000,000 shares authorized;
   1,803,201 shares issued                                 18,032        18,032
Additional paid-in capital                             17,563,544    17,545,543
Accumulated other comprehensive income                   (262,189)     (250,879)
Retained earning, substantially restricted             13,992,758    13,759,487
Unearned ESOP shares                                     (396,853)     (426,853)
Unearned MRP shares                                      (102,724)     (104,214)
Treasury Stock, at cost; 423,792 and 424,991 shares at
  September 30, 1999 and June 30, 1999, respectively   (7,899,654)   (7,911,654)
      Total Stockholder's equity                       22,912,914    22,629,462

      Total Liabilities and Stockholder's Equity     $166,817,138  $164,972,343


See Notes to Consolidated Financial Statements










                         PART: I  FINANCIAL INFORMATION
                 SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                                          Three-months ended
                                                             September 30,
INTEREST INCOME:                                          1999          1998
  Loans receivable                                    $ 2,325,596   $ 2,372,957
  Investment securities                                   353,354       203,562
  Mortgage-backed and related securities                  226,954       209,114
  Other interest-earning assets                            17,283        41,598
     Total interest income                              2,923,187     2,827,231

INTEREST EXPENSE:
  Deposits                                              1,306,599     1,285,789
  Federal Home Loan Bank advances                         263,345       256,305
     Total interest expense                             1,569,944     1,542,094

NET INTEREST INCOME                                     1,353,243     1,285,137

PROVISION FOR LOAN LOSSES                                  20,000        10,000

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           1,333,243     1,275,137

NONINTEREST INCOME:
  Banking service charges                                  87,256        59,555
  Net realized loss on investment and mortgage-
   backed securities, available-for-sale                  (17,955)         (625)
  Insurance commissions                                       744        79,098
  Net income on foreclosed assets                          (2,921)       (4,373)
  Late charges and other fees                              17,997        18,153
  Other income                                             12,641         5,592
     Total noninterest income                              97,762       157,760

NONINTEREST EXPENSE:
  Compensation and benefits                               488,132       567,465
  Occupancy and equipment, net                            122,007       109,029
  SAIF deposit insurance premiums                          17,747        24,504
  Legal and professional fees                              33,829        32,693
  Advertising                                              22,208        26,745
  Postage and office supplies                              39,903        35,996
  Other operating expense                                  90,633        84,349
            Total noninterest expense                     814,459       880,781
INCOME BEFORE INCOME TAXES                                616,546       552,116

PROVISION FOR INCOME TAXES                                215,940       194,622


NET INCOME                                                400,606       357,494
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains (losses) on AFS securities             (22,622)       49,026
  Adjustment for (gains) losses included in net income     11,312           394
     Other comprehensive income                           (11,310)       49,420
COMPREHENSIVE INCOME                                   $  389,296    $  406,914

Basic earnings per common share                        $     0.30    $     0.26
Diluted earnings per common share                      $     0.30    $     0.25
Dividends per common share                             $    0.125    $     0.125

See Notes to Consolidated Financial Statements


                       PART: I  FINANCIAL INFORMATION
                 SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                         Three-months ended
                                                             September 30,
                                                         1999           1998
Cash Flows From Operating Activities:
Net income                                             $  400,606   $  357,494
  Items not requiring (providing) cash:
   Depreciation and amortization                           58,254       57,062
   MRP expense and ESOP expense                            49,491       81,050
   Loss (gain) on sale of available-for-sale securities         -          625
   (Gain) Loss on sale of MBS, available-for-sale          17,955            -
   Provision for loan losses                               20,000       10,000
   (Gain) loss on foreclosed real estate, net              (6,700)          69
   Net amortization of deferred income, premiums,
     and discounts                                         20,641       16,869
  Changes in:
   Accrued interest receivable                            134,636       29,945
   Prepaid expenses and other assets                       (9,310)       5,259
   Accounts payable and other liabilities                 118,379        6,536
   Accrued expense and other liabilities                  (47,014)     354,064
       Net cash provided by operating activities          756,938      918,973

Cash flows from investing activities:
  Net decrease (increase) in loans                     (1,673,522)   2,817,285
  Proceeds from sales of available-for-sale
     investment securities                                      -      999,375
  Proceeds from sales of available-for-sale
     mortgage-backed securities                         1,491,800            -
  Proceeds from maturing available-for-sale
     mortgage-backed securities                         1,090,388    1,171,264
  Purchase of Federal Home Loan Bank stock               (124,000)     (37,500)
  Purchase of available-for-sale investment securities (2,759,750)  (2,022,500)
  Purchase of premises and equipment                      (60,106)     (46,658)
  Proceeds from sale of foreclosed real estate             76,658        1,250
       Net cash provided by (used in)
          investing activities                         (1,958,532)   2,882,516

Cash flows from financing activities:
  Net increase (decrease) in certificates of deposit   (3,478,454)     946,202
  Net increase (decrease) in demand, NOW and
     Saving accounts                                    1,122,710    1,433,207
  Net increase in advances from borrowers
     for taxes and insurance                               95,723       68,925
  Proceeds from Federal Home Loan Bank advances        22,000,000    5,500,000
  Repayments of Federal Home Loan Bank advances       (18,250,000)  (6,768,905)
  Cash dividends paid                                    (167,336)    (180,934)
  Exercise of stock options                                12,000       20,000
  Purchase of treasury stock                                    -   (1,614,094)
       Net cash provided by (used in) financing
          activities                                    1,334,643     (595,599)

Increase in cash and cash equivalents                     133,049    3,205,890

Cash and cash equivalents at beginning of period        4,068,674    4,326,474

Cash and cash equivalents at end of period             $4,201,723   $7,532,364


See Notes to Consolidated Financial Statements



                       PART: I  FINANCIAL INFORMATION
                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (UNAUDITED)

                                                          Three-months ended
                                                              September 30,
                                                           1999         1998
Supplemental disclosures of
  Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate
   and other assets                                    $  146,165   $  176,973
Conversion of foreclosed real estate to loans          $   87,000   $   94,500

Cash paid during the period for:
Interest (net of interest credited)                    $  617,100   $  585,967
Income taxes                                           $        -   $        -



































See Notes to Consolidated Financial Statements

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1:  Basis of Presentation

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 1999 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 1999 and 1998.

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

Note 4:  Employee Stock Ownership Plan

  In conjunction with the stock offering, the Company established an ESOP with 142,832 unallocated common shares of stock available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account. The Company recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At September 30, 1999, the ESOP had allocated 100,146 shares and had 3,000 shares committed to be released for June 30, 2000 allocation to participants in the Bank's ESOP.

Note 5:  Benefit Plans
  In conjunction with the stock offering, the Company established both a MRP and a Stock Option and Incentive Plan ("SOIP"). The MRP authorized 71,416 shares to be issued to directors, officers and employees of SMBT of which 62,158 have been awarded and vested, 3,900 have been awarded and are not yet vested and 5,358 remain unawarded. Stock awarded under the MRP vests over five years, with compensation expense being amortized over each participant's vesting period. The SOIP authorized 178,540 stock options for shares to be issued to directors, officers and employees of SMBT, pursuant to which 178,540 options have been awarded and 115,985 remain outstanding and unexercised. In addition, the shareholders of the Company approved an increase in the SOIP of 67,932 stock options at the October 18, 1999 annual meeting, none of which have been awarded.

Note 6:  Earnings Per Share

  Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 1999 and 1998.

                                         Three Months Ended
                                            September 30,
                                       1999              1998

Net earnings                       $   400,606       $   357,494
Weighted-average shares -
  Basic earnings per share           1,340,358         1,389,884
Stock options under treasury
  stock method                          16,590            43,573
Weighted-average shares -
  Diluted earnings per share         1,356,948         1,433,457

Basic earnings per common share    $      0.30       $      0.26
Diluted earnings per common share  $      0.30       $      0.25


PART I                                Item 2
                 Southern Missouri Bancorp, Inc. and Subsidiary
               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

General

  The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $1.6 million in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

  The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee's salaries and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at September 30, 1999 as well as the results of operations for the three-month period ended September 30, 1999 and 1998, respectively.

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

Financial Condition

   The Company's total assets increased $1.8 million, or 1.1%, to $166.8 million at September 30, 1999 as compared to $165.0 million at June 30, 1999. The increase was primarily due to a $1.7 million, or 1.4%, rise in the balance of loans receivable, from $118.2 million at June 30, 1999 to $119.9 million at September 30, 1999, which represented growth consistent with the Company's budget. Over this same period, deposit balances declined $2.4 million, or 2.0%, from $120.2 million at June 30, 1999 to $117.8 million at September 30, 1999. In order to fund asset growth and deposit outflows, the balance of FHLB advances increased $3.8 million, or 18.3%, to $24.3 million at September 30, 1999, from $20.6 million at June 30, 1999.

Results of Operations - Comparison of the three month period ended September 30, 1999 and 1998.

  Net Income. The Company's net income for the three-month period ended September 30, 1999 was $401,000 as compared to $357,000 earned during the same period of the prior year. Increased earnings over the three month period ended September 30, 1999 was primarily due to increased net interest income and lower operating expenses, partially offset by lower noninterest income.

   Net Interest Income. Net interest income increased by $68,000, or 5.3%, to $1.4 million for the three months ended September 30, 1999 as compared to the $1.3 million earned during the same period of the prior year. The increase was mostly due to the incremental interest rate spread earned on an increase in the average balance of interest-earning assets and interest-bearing liabilities , partially offset by slight declines in both the average ratio of interest-earning assets to interest-bearing liabilities and the average interest rate spread.

   Interest Income. Interest income for the three-month period ended September 30, 1999 increased $96,000, or 3.3%, to $2.9 million for the three months ended September 30, 1999 as compared to $2.8 million during the same period of the prior year. The increase was primarily due to a $10.3 million increase in the average balance of interest-earning assets, from $150.3 million at September 30, 1998 to $160.6 million. These increases were partially offset by a 24 basis point decline in the average yield earned on these assets, from 7.52% to 7.28%. The decline in the average yield was primarily due to reduced average interest rates earned on loans receivable (primarily due to a general decline in cost of funds based indices), partially offset by higher investment security yields.

   Interest Expense. Interest expense for the three-month period ended September 30, 1999 increased $28,000, or 1.8%, to $1.6 million when compared to the same period of the prior year. The increase was primarily due to a $10.0 million increase in the average balance of interest-bearing liabilities, from $130.7 million to $140.7 million, which was nearly offset by a 26 basis point reduction in the average rate paid on these liabilities, from 4.72% to 4.46%. The decline in the average cost was primarily due to reduced interest costs for certificates of deposit and FHLB advances, which was partly offset by increased costs for money market demand accounts.

   Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 1999 was $20,000 as compared to the $10,000 established during the same period of the prior year (see "Allowance for Loan Loss Activity" and
"Nonperforming Assets").

   Noninterest Income. Noninterest income for the three-month period ended September 30, 1999 declined $60,000, or 38.0%, to $98,000 for the three month period ended September 30, 1999 as compared to $158,000 during the same period of the prior year. The decrease was primarily due to a $78,000 decline in insurance commissions and a $17,000 loss realized on the sale of available-for-sale securities, which was partially offset by a $28,000 increase in bank service charges and a $7,000 rise in other income. The decline in insurance commissions was due to the sale of the Company's insurance operations in the fourth quarter of fiscal 1999.

  Noninterest Expense. Noninterest expense for the three-month period ended September 30, 1999 declined $66,000, or 7.7%, to $814,000 for the three month period ended September 30, 1999 as compared to $881,000 during the same period of the prior year.
The decline was primarily due to a $79,000 reduction in compensation and benefits expense, partially offset by a $13,000 increase in occupancy and equipment expense. The reduction in compensation and benefits expense was due in part to the sale of the Company's insurance operations in the fourth quarter of fiscal 1999 and lower ESOP expense as a result of a decline in the average market price of the Company's common stock.

  Provision for Income Taxes. The provision for income taxes for the three-month period ended September 30, 1999 was $216,000 as compared to the $195,000 for the same period of the prior year.
The increase was attributed to increased taxable income.

Allowance for Loan Loss Activity

   The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses for the three months ended September 30, 1999 and 1998:


                                                       1999         1998
Balance, beginning of period                        $1,191,147   $1,295,222
Loans charged off:
   Real estate                                         (28,877)      (1,205)
   Consumer                                            (65,422)      (2,510)
   Mobile homes                                        (20,212)         (88)
   Gross charged off loans                            (114,511)      (3,803)
Recoveries of loans previously charged off:
   Real estate                                             125          275
   Consumer                                             33,601        2,270
   Mobile homes                                         12,289       22,566
   Gross recoveries of charged off loans                46,015       25,111
Net recoveries (charge offs)                           (68,496)      21,308
Provision charged to expense                            20,000       10,000
Balance, end of period                              $1,142,651   $1,326,530

Ratio of net charge offs(recoveries) during the
 period to average loans outstanding  during the period    .06%        (.02)%

  The increase in charge offs during the three month period ended September 30, 1999 was partially the result of underwriting guidelines for secured and unsecured consumer loans, which were utilized during a period beginning in July 1997, which emphasized consumer loan portfolio growth. In an effort to reduce delinquencies and charge-offs, the Company began to adopt and implement more restrictive consumer loan underwriting guidelines in December 1998 and aggressively reviewed the existing portfolio under these guidelines. Management believes that these guidelines will result in reduced future charge-offs, while allowing loan portfolio growth. However, management anticipates that charge-offs will remain at levels higher than historical averages over the next several quarters due to the previous underwriting guidelines. These factors were considered in the Company's analysis of the adequacy of its provision for loan losses. In addition, the Company anticipates future loan recoveries since it has 20 loans totaling $163,000, secured by automobile loans or mobile home loans which have been charged off, but the actual value of the collateral had not yet been realized through repossession. The Company does not expect to realize the full charged off balance of these loans.

Nonperforming Assets

  The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Bank's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Bank's historical loss ratios. The allowance for loan losses declined $48,000 to $1.1 million at September 30, 1999 from $1.2 million at June 30, 1999. At September 30, 1999, the Bank had $5.4 million, or 3.2% of assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.1 million, or 3.1% of assets at June 30, 1999.

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

Loans past maturity/delinquent 90 days or more
                                                9/30/99     6/30/99    9/30/98
   Residential real estate                    $ 470,000   $ 181,000  $ 541,000
   Commercial real estate                        86,000      86,000    455,000
   Commercial                                         -      27,000         -
   Consumer                                     122,000     143,000    235,000
   Mobile homes                                  58,000      55,000    143,000
Total loans past maturity/delinquent 90+ days   736,000     492,000  1,374,000
Assets acquired in settlement of loans          409,000     560,000    273,000
    Total nonperforming assets               $1,145,000  $1,052,000 $1,647,000

Percentage nonperforming assets to total assets    0.69%      0.64%     1.06%
Percentage nonperforming loans to net loans        0.61%      0.42%     1.18%


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

  The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At September 30, 1999, the Company had outstanding commitments to fund $6.5 million in mortgage loans and $546,000 in non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 1999 the Bank had available credit at the FHLB of approximately $64.0 million, of which $24.3 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

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

  Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered, placed into production and have been successfully evaluated through the validation process. This phase has been completed.

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

  Implementation Phase. The Bank's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems. This phase has been completed.

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

The Bank has expensed costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated to be $125,000, approximately $105,000 of which has been incurred and expensed by the Bank through September 30, 1999. The Bank does not expect significant increases in future data processing costs related to Y2K compliance.

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

Regulatory Capital

  The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 1999, the Bank exceeded all regulatory capital requirements with leverage capital of $21.0 million (12.8% of average total assets), tier I capital of $21.0 million (23.5% of risk-weighted assets) and risk-based capital of $22.2 million (24.8% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

   None

Item 3 - Defaults upon Senior Securities

   Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

   (a)  On October 18, 1999, the Company held its Annual Meeting of
     Stockholders.

   (b) At the meeting Mr. James W. Tatum and Mr. Ronnie D. Black were elected to three year terms to expire in 2002, the Company's proposal to ratify the 1994 Stock Option plan amendment was approved and the Company's proposal to appoint Kraft, Miles & Tatum , LLC as the Company's auditors for the fiscal year end June 30, 2000 was also approved.

   (c) The results of the voting on each of the proposals is as follows:

         (i) The election of Mr. James W. Tatum as a director of the Company;

                VOTES        FOR        WITHHELD   NO VOTE

              1,222,961    1,064,362    146,101    12,498

         (ii) The election of Mr. Ronnie D. Black as a director of the Company;

                 VOTES       FOR        WITHHELD  NO VOTE

              1,222,961    1,064,762    145,701    12,498

         (iii) The proposal to ratify the 1994 Stock Option plan amendment;

                VOTES        FOR        AGAINST   ABSTAIN

              1,222,961    1,089,438    124,783    8,740

         (iv) The proposal to appoint Kraft, Miles & Tatum , LLC as the Company's auditors;

                VOTES        FOR       AGAINST   ABSTAIN

              1,222,961    1,193,789    12,404    16,798

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        (27) Financial Data Schedule

   (b)

   None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTHERN MISSOURI BANCORP,INC.
                                   Registrant


Date:      November 14, 1999        xThadis R. Seifert
                                    Thadis R. Seifert
                                    President

Date:      November 14, 1999        xGreg A. Steffens
                                    Greg A. Steffens
                                    Chief Financial Officer