Form 10QSB
period 1999-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2000-02-14
CIK 916907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                          FORM 10-QSB



(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       December 31, 1999

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

                Class                    Outstanding at February 12, 2000
    Common Stock, Par Value $.01                   1,286,788 Shares


            SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                             FORM 10-QSB

                                INDEX


PART I.   Financial Information (Unaudited)                        PAGE NO.

Item 1.        Consolidated Financial Statements (Unaudited)

          -     Consolidated Statements of Financial Condition         3

          -     Consolidated Statements of Income and
                  Comprehensive Income                                 4

          -     Consolidated Statements of Cash Flows                 5-6

          -     Notes to Consolidated Financial Statements            7-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9-12

PART II.  OTHER INFORMATION                                            13

Item 1.        Legal Proceedings                                       13

Item 2.        Changes in Securities and Use of Proceeds               13

Item 3.        Defaults upon Senior Securities                         13

Item 4.        Submission of Matters to a Vote of Security-Holders     13

Item 5.        Other Information                                       13

Item 6.        Exhibits and Reports on Form 8-K                        13

          -     Signature Page                                         14



                    PART I  Item 1.  Financial Information

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1999 AND JUNE 30, 1999
                                (UNAUDITED)

                                   ASSETS

                                                  December 31,       June 30,
                                                     1999               1999

Cash and due from banks                       $    1,871,413     $   1,790,590
Interest bearing deposits in other
  financial institutions                           3,621,127         2,278,085
       Cash and cash equivalents                   5,492,540         4,068,675
Available-for-sale investment securities          22,307,704        20,979,044
Mortgage-backed securities, available-for-sale    13,762,049        16,899,641
Loans receivable, net                            123,197,698       118,248,638
Foreclosed assets held for sale                      534,120           477,537
Premises and equipment                             1,850,555         1,878,719
Accrued interest receivable:
   Loans                                             560,241           555,923
   Investments                                       489,091           477,152
Federal Home Loan Bank stock                       1,362,500         1,091,000
Prepaid expenses and other assets                    389,849           296,014
     Total Assets                               $169,946,347      $164,972,343


                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                        $119,478,267      $120,154,540
Federal Home Loan Bank advances                   27,250,000        20,550,000
Accrued interest payable                             579,649           707,341
Advances from borrowers for taxes and insurance      163,619           318,431
Accrued expenses and other liabilities               448,306           612,569
     Total Liabilities                           147,919,841       142,342,881

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                   -                 -
Common stock, $.01 par value; 4,000,000 shares
 authorized; 1,803,201 shares issued                  18,032            18,032
Additional paid-in capital                        17,578,544        17,545,543
Accumulated other comprehensive income              (556,217)         (250,879)
Retained earnings, substantially restricted       14,185,196        13,759,487
Unearned ESOP shares                                (366,853)         (426,853)
Unearned MRP shares                                  (91,192)         (104,214)
Treasury stock, at cost; 487,841 and 424,991
 shares at December 31, 1999 and June 30, 1999,
 respectively                                     (8,741,004)       (7,911,654)
Total stockholders' equity                        22,026,506        22,629,462
Total Liabilities and Stockholders' Equity      $169,946,347      $164,972,343

See Notes to Consolidated Financial Statements


                SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                (UNAUDITED)

                                             Three-months ended         Six-months ended
                                                 December 31,               December 31,
                                             1999           1998        1999           1998
INTEREST INCOME:
 Loans receivable                        $2,354,659     $2,362,830  $4,680,255     $4,735,787
 Investment securities                      368,528        181,304     721,882        384,866
 Mortgage-backed and related securities     215,785        246,927     442,739        456,042
 Other interest-earning assets               16,454         45,943      33,737         87,541
   Total interest income                  2,955,426      2,837,004   5,878,613      5,664,236

INTEREST EXPENSE:
 Deposits                                 1,287,612      1,345,284   2,594,211      2,631,073
 Federal Home Loan Bank advances            333,300        245,287     596,645        501,592
   Total interest expense                 1,620,912      1,590,571   3,190,856      3,132,665

NET INTEREST INCOME                       1,334,514      1,246,433   2,687,757      2,531,571

PROVISION FOR LOAN LOSSES                    15,000         15,000      35,000         25,000

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                1,319,514      1,231,433   2,652,757      2,506,571

NONINTEREST INCOME:
 Service charges                             93,568         82,344     180,823        147,076
 Losses on investment and mortgage-
  backed securities, available-for-sale      (3,250)             0     (21,205)          (625)
 Insurance commissions                       14,892         86,524      15,637        165,621
 Income (expense) on foreclosed assets       (9,813)       (15,601)    (12,734)       (19,973)
 Late charges and other fees                 16,889         18,251      34,886         36,404
 Other income                                15,606          3,950      28,246          4,724
   Total noninterest income                 127,892        175,468     225,653        333,227

NONINTEREST EXPENSE:
 Compensation and benefits                  542,077        555,154   1,030,209      1,122,619
 Occupancy and equipment, net               137,986        120,408     259,994        229,437
 SAIF deposit insurance premiums             17,716         24,071      35,463         48,575
 Professional fees                           44,472         24,742      78,300         57,435
 Advertising                                 28,322         30,029      50,530         56,775
 Postage and office supplies                 33,244         33,228      73,146         69,224
 Other operating expense                    106,165        104,884     196,798        189,232
   Total noninterest expense                909,982        892,516   1,724,440      1,773,297

INCOME BEFORE INCOME TAXES                  537,424        514,385   1,153,970      1,066,501

PROVISION FOR INCOME TAXES                  177,381        176,495     393,321        371,117

NET INCOME                                  360,043        337,890     760,649        695,384

OTHER COMPREHENSIVE INCOME, NET:
 Unrealized gains (losses) AFS securities  (296,076)       (31,106)   (318,697)        17,920
 Adjustment for losses included in
   net income                                 2,048              -      13,359            394
 Other comprehensive income                (294,028)       (31,106)   (305,338)        18,314
COMPREHENSIVE INCOME                   $     66,015    $   306,784  $  455,311    $   713,698

Basic earnings per common share        $       0.27    $      0.25  $     0.57    $      0.51
Diluted earnings per common share      $       0.27    $      0.25  $     0.57    $      0.50
Dividends per common share             $       0.125   $      0.125 $     0.25    $      0.25

See Notes to Consolidated Financial Statements


                        PART I:  FINANCIAL INFORMATION
                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Six-months ended
                                                              December 31,
                                                           1999          1998
Cash Flows From Operating Activities:
Net income                                            $   760,649   $   695,384
 Items not requiring (providing) cash:
  Depreciation and amortization                           126,493       119,000
  MRP expense and ESOP expense                            106,022       162,101
  Loss on sale of available-for-sale securities            21,205           625
  Provision for loan losses                                35,000        25,000
  Gain on foreclosed real estate, net                     (10,700)       (1,090)
   Net amortization of deferred income, premiums,
     and discounts                                         32,733        54,248
 Changes in:
  Accrued interest receivable                             (16,256)      (45,015)
  Prepaid expenses and other assets                        18,756         7,950
  Accounts payable and other liabilities                 (201,367)     193,987
  Accrued expense and other liabilities                   (90,588)     (48,054)
   Net cash provided by operating activities              781,947    1,164,136

Cash flows from investing activities:
  Net (increase) decrease in loans                     (5,065,642)   4,070,949
  Proceeds from sales of available-for-sale
   investment securities                                1,034,500      999,375
  Proceeds from sales of available-for-sale
   mortgage-backed securities                           3,365,084            -
  Proceeds from maturing available-for-sale
   investment securities                                   65,000    1,130,000
  Proceeds from maturing available-for-sale
   mortgage-backed securities                           1,536,186    2,841,321
  Proceeds from maturing held-to-maturity
   mortgage-backed securities                                   -      275,000
 Purchase of Federal Home Loan Bank stock                (271,500)     (37,500)
  Purchase of available-for-sale securities            (2,759,750)  (8,667,519)
  Purchase of available-for-sale mortgage-backed
   securities                                          (1,976,250)           -
  Purchase of premises and equipment                      (98,328)    (169,422)
  Proceeds from sale of foreclosed real estate            107,998        1,950
   Net cash (used in) provided by investing activities (4,062,702)     444,154

Cash flows from financing activities:
  Net (decrease) increase in certificates of deposit   (2,843,045)   2,709,826
  Net increase in demand, NOW and Saving accounts       2,166,767    3,265,368
  Net decrease in advances from borrowers for taxes
   and insurance                                         (154,812)    (174,527)
  Proceeds from Federal Home Loan Bank advances       107,050,000    5,500,000
  Repayments of Federal Home Loan Bank advances      (100,350,000)  (6,768,905)
  Cash dividends paid                                    (334,940)    (350,419)
  Exercise of stock options                                28,500       40,000
  Purchase of treasury stock                             (857,850)  (2,803,952)
    Net cash provided by financing activities           4,704,620    1,417,391

Increase in cash and cash equivalents                   1,423,865    3,025,681

Cash and cash equivalents at beginning of period        4,068,675    4,326,474

Cash and cash equivalents at end of period           $  5,492,540   $7,352,155


See Notes to Consolidated Financial Statements


                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (UNAUDITED)


                                                            Six-months ended
                                                              December 31,
                                                           1999          1998
Supplemental disclosures of
  Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate
  and other assets                                     $  306,075   $  544,376
Conversion of foreclosed real estate to loans          $   87,000   $   94,500

Cash paid during the period for:
Interest (net of interest credited)                    $1,500,836   $1,501,063
Income taxes                                           $  335,000   $  165,000

































See Notes to Consolidated Financial Statements

                SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's
June 30, 1999 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 1999 and 1998.

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

Note 4:  Employee Stock Ownership Plan

     In conjunction with the stock offering, the Company established an ESOP with 142,832 unallocated shares available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account. The Company recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At December 31, 1999, the ESOP had allocated 100,147 shares and had 6,000 shares committed for allocation to employees of the Bank.

Note 5:  Benefit Plans

     In conjunction with the stock offering, the Company established both a MRP and a Stock Option and Incentive Plan ("SOIP"). The MRP authorized 71,416 shares to be issued to directors, officers and employees of SMBT of which 62,158 have been awarded and vested, 5,100 have been awarded and are not yet vested and 4,158 remain unawarded. The SOIP authorized 246,472 stock options for shares to be issued to directors, officers and employees of SMBT, pursuant to which 192,540 options have been awarded and 115,623 remain outstanding and unexercised. Currently, awards under the MRP and SOIP vest over five years, with compensation expense for the MRP being amortized over each participant's vesting period.

Note 6:  Earnings Per Share

     Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six months ended December 31, 1999 and 1998, under SFAS No. 128:

                                      Three Months Ended      Six Months Ended
                                          December 31,            December 31,
                                       1999         1998         1999        1998
Net earnings                      $   360,043  $   337,890  $   760,649  $  695,384
Weighted-average shares -
  Basic earnings per share          1,325,318    1,326,412    1,332,860   1,358,148
Stock options under treasury
  stock method                         14,631       34,144       16,231      38,859
Weighted-average shares -
  Diluted earnings per share        1,339,949    1,360,556    1,349,091   1,397,007

Basic earnings per common share   $      0.27  $      0.25   $     0.57  $     0.51
Diluted earnings per common share $      0.27  $      0.25   $     0.57  $     0.50


   PART I                           Item 2
                 Southern Missouri Bancorp, Inc. and Subsidiary
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

  The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $875,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal
Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

  The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures.
The following discussion reviews the Company's consolidated financial condition at December 31, 1999 and the results of operations for the three and six-month periods ended December 31, 1999 and 1998, respectively.

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

Financial Condition

  The Company's total assets increased $5.0 million, or 3.0%, to $170.0 million at December 31, 1999 as compared to $165.0 million at June 30, 1999.
The increase was largely attributed to a $5.0 million, or 4.2% increase in loans receivable. The rate of growth was consistent with the Company's internal growth estimates and was comprised of $4.7 million in loans secured by one- to four-family real estate and $811,000 in commercial loans, which was partially offset by a $722,000 reduction in consumer loans.

  The Company's stockholders' equity declined from $22.6 million at June 30, 1999 to $22.0 million at December 31, 1999. The decline was primarily due to the repurchase of $858,000 of the Company's common stock, $345,000 in cash dividends paid on common stock and mark-to-market adjustments on the investment portfolio of $305,000. The decline was partially offset by the Company's $761,000 in net income and $106,000 in benefit shares committed to be released.

The growth in loans receivable and reduction in stockholders' equity was primarily funded by an increase in FHLB advances of $6.7 million, or 32.6%, to $27.3 million at December 31, 1999 from $20.6 million at June 30, 1999.
Outstanding advances have terms of up to ten years at either variable or fixed rates of interest and may be subject to early redemption on the part of the issuer. At December 31, 1999 the average cost of FHLB advances was 5.70%, which was 68 basis points higher than the average cost of the Company's certificates of deposit.

Results of Operations - Comparison of the three and six month periods ended
                          December 31, 1999 and 1998.

  Net Income. The Company's net income for the three and six month periods ended December 31, 1999 was $360,000 and $761,000, respectively, as compared to the $338,000 and $695,000 earned during the same periods of the prior year.
Increased earnings over the three and six month periods ended December 31, 1999 was primarily due to increased net interest income, which was partially offset by reduced non-interest income.


   Net Interest Income.  Net interest income increased $88,000, or 7.1%, to
$1.3 million for the three months ended December 31, 1999 as compared to the $1.2 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $12.0 million increase in average interest-earning assets and the $10.2 million increase in interest-bearing liabilities as the average interest rate spread remained stable at 2.71%.

Net interest income increased $156,000, or 6.2%, to $2.7 million for the six months ended December 31, 1999 as compared to the $2.5 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $10.8 million increase in average interest-earning assets and the $10.4 million increase in average interest-costing liabilities as well as a 4 basis point increase in the average interest rate spread, from 2.75% to 2.79%.

   Interest Income. Interest income for the three and six-month periods ended December 31, 1999 increased $118,000 and $214,000, respectively, as compared to the same periods of the prior year. The increase over the three-month period was primarily due to a $12.0 million, or 8.0% increase in average interest-earning assets, partially offset by a 26 basis point decline in the average yield earned on these assets, to 7.26% from 7.52%.
Over the six-month period, the increase was primarily due to a $10.8 million, or 7.2% increase in average interest-earning assets, which was partially offset by a 24 basis point decline in the average yield earned on these assets, to 7.28% from 7.52%. The decline in the average yield earned on interest-earning assets was primarily due to the downward repricing of the Company's cost-of-funds indexed adjustable rate loans, partially offset by an increase in the average yield of the investment portfolio.

   Interest Expense. Interest expense for the three and six-month periods ended December 31, 1999 increased $30,000 and $58,000, respectively, as compared to the same periods of the prior year. The increase over the three-month period was primarily due to a $10.2 million, or 7.7% increase in average interest-bearing liabilities, partially offset by a 26 basis point decline in the average cost of these liabilities, to 4.55% from 4.81%. Over the six-month period, the increase was primarily due to a $10.4 million, or 7.9% increase in average interest-bearing liabilities, partially offset by a 28 basis point decline in the average cost of these liabilities, from 4.78% to 4.50%. The decline in the average cost of interest-bearing liabilities was primarily due to the downward repricing of the Company's certificates of deposit, partially offset by an increase in the average cost of FHLB advances.

   Provision for Loan Losses. The provision for loan losses for the three-month period ended December 31, 1999 was $15,000, which equaled the provision made during the same period of the prior year. The provision for loan losses for the six-month period ended December 31, 1999 was $35,000 as compared to the $25,000 provision made during the same period of the prior year (see "Loan
Loss Activity" and "Nonperforming Assets").

   Noninterest Income.  Noninterest income for the three months ended
December 31, 1999 declined $47,000, or 27.1%, to $128,000 as compared to the $175,000 earned during the same period of the prior year. The decline was primarily due to a $72,000 decline in insurance commissions, which was partially offset by a $12,000 increase in banking service charges and other income of $12,000. Noninterest income for the six months ended December 31, 1999 declined $108,000, or 32.3%, to $226,000 as compared to the $333,000 earned during the same period of the prior year. The decrease was primarily due to a $150,000 decline in insurance commissions and a $20,000 loss realized on the sale of available-for-sale securities, which was partially offset by a $34,000 increase in banking service charges and a $24,000 increase in other income. The decline in insurance commissions was due to the sale of the Company's insurance operation in the fourth quarter of fiscal
1999.

  Noninterest Expense.  Noninterest expense for the three-month period ended
December 31, 1999 increased $17,000, or 2.0%, to $910,000 as compared to the $893,000 expended during the same period of the prior year. The increase was primarily due to respective increases in professional fees and occupancy expense of $20,000 and $18,000, partially offset by respective declines in compensa-tion expense and SAIF insurance premiums of $13,000 and $6,000. Noninterest expense for the six-month period ended December 31, 1999 declined $49,000, or 2.8%, to $1.7 million as compared to the $1.8 million expended during the same period of the prior year. The decline was primarily due to a $92,000 decline in compensation expense, partially offset by increased occupancy expense of $31,000 and professional fees of $21,000. Respective one-time expenses of $13,000 and $9,000 were included in professional fees and compensation expense from the settlement of pending litigation. Overall, the decline in compensation expense was primarily due to the sale of the Company's insurance operation and a reduction in benefit plan expenditures.

  Provision for Income Taxes. The provision for income taxes for the three and six-month periods ended December 31, 1999 was $177,000 and $393,000, respectively, as compared to the $176,000 and $371,000 expended for the same periods of the prior year.

Allowance for Loan Loss Activity

   The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establish-
ment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 1999 and 1998:
                                                           1999         1998
     Balance, beginning of period                      $1,191,147   $1,295,222
     Loans charged off:
        Real estate                                       (29,042)     (37,664)
        Unsecured consumer                                (11,706)     (52,275)
        Secured consumer                                 (103,873)     (36,310)
        Mobile homes                                      (28,780)      (4,038)
          Gross charged off loans                        (173,401)    (130,287)
     Recoveries of loans previously charged off:
        Real estate                                           375          657
        Unsecured consumer                                 11,744        3,070
        Secured consumer                                   25,157            -
        Mobile homes                                       22,681       33,076
          Gross recoveries of charged off loans            59,957       36,803
     Net charge offs                                     (113,444)     (93,464)
     Provision charged to expense                          35,000       25,000
     Balance, end of period                            $1,112,703   $1,226,738

     Ratio of net charge offs (recoveries) during the period
       to average loans outstanding during the period         .09%         .08%

  The increase in charge offs was partially the result of underwriting guidelines for secured and unsecured consumer loans, which were utilized during a period beginning in July 1997, which emphasized consumer loan portfolio growth. In an effort to reduce loan delinquencies and charge-offs in the future, the Company began to adopt and implement more restrictive consumer loan underwriting guidelines in December 1998. Management believes that these new guidelines will result in reduced future consumer loan charge-offs, while allowing modest portfolio growth. However, management anticipates that charge-offs will remain at levels higher than historical averages over the next several quarters due to the previous underwriting guidelines. These factors were considered in the Company's analysis of the adequacy of its provision for loan losses. In addition, the Company anticipates future loan recoveries since it has 16 loans totaling $132,000, secured primarily by mobile home loans which have been charged off, but the actual value of the collateral had not yet been realized through repossession. The Company does not expect to realize the full charged off balance of these loans.

Nonperforming Assets

  The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses declined $114,000 to $1.1 million at December 31, 1999 from $1.2 million on June 30, 1999. At December 31, 1999, the Bank had $5.0 million, or 3.0% of assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.1 million, or 3.1% of assets at June 30, 1999.

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



Loans past maturity/delinquent 90 days or more   12/31/99   6/30/99   12/31/98
     Residential real estate                   $  394,000 $  181,000 $  677,000
     Commercial real estate                       182,000     86,000  2,306,000
     Commercial                                    60,000     27,000          -
     Consumer                                      39,000    143,000    189,000
     Mobile homes                                  23,000     55,000    182,000
Total loans past maturity/delinquent 90+ days     698,000    492,000  3,354,000
Assets acquired in settlement of loans            534,000    560,000    556,000
     Total nonperforming assets                $1,232,000 $1,052,000 $3,876,000

Percentage nonperforming assets to total assets       .72%       .64%      2.47%
Percentage nonperforming loans to net loans           .57%       .42%      3.41%


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

  The primary elements of the Bank's current asset/liability strategy includes (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans, (ii) growth in loans secured by commercial real estate, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio by beginning to offer home equity lines-of-credit, which reprice monthly and typically provide higher average loan yields with a moderate increase in credit risk, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced short-term certificates of deposit, and (vi) the use of FHLB advances to help manage sensitivity to fluctuating interest rates. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

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

  The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At
December 31, 1999, the Company had outstanding commitments to fund $7.9 million in mortgage loans and $2.8 million in non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 1999, the Bank had available credit at the FHLB of approximately $86.8 million, of which $27.3 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Regulatory Capital

  The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 1999, the Bank exceeded all regulatory capital requirements with leverage capital of $21.3 million (12.7% of average total assets), tier I capital of $21.3 million (22.9% of risk-based assets) and risk-based capital of $22.4 million (24.1% of risk-weighted assets).
Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

         10 (c)   Employment Agreement with Greg Steffens ****

         10 (d)   Director's Retirement Agreements***
            (i)   Robert A. Seifert
            (ii)  Thadis R. Seifert
            (iii) Leonard W. Ehlers
            (iv)  James W. Tatum
            (v)   Samuel H. Smith

         10 (e)   Tax Sharing Agreement***

        (27) Financial Data Schedule

*      Filed as an exhibit to the registrant's Registration Statement on
        Form S-1 (33-73746).
**     Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***    Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****   Files as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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


                                   SOUTHERN MISSOURI BANCORP, INC.
                                   Registrant


Date:    February 14, 2000        xThadis R. Seifert
                                   Thadis R. Seifert
                                   President and Chief Executive Officer

Date:    February 14, 2000        xGreg A. Steffens
                                   Greg A. Steffens
                                   Chief Financial Officer

