Form 10QSB
period 2000-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2000-05-15
CIK 916907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                          FORM 10-QSB



(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2000

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

             Class                     Outstanding at May 12, 2000
Common Stock, Par Value $.01                 1,249,691 Shares


         SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                          FORM 10-QSB

                             INDEX


PART I.   Financial Information (Unaudited)                     PAGE NO.

Item 1.   Consolidated Financial Statements (Unaudited)

          -  Consolidated  Statements  of  Financial  Condition     3

          -  Consolidated Statements of Income and
                Comprehensive Income                                4

          -  Consolidated Statements of Cash Flows                 5-6

          -  Notes to Consolidated Financial Statements            7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      9-13

PART II.  OTHER INFORMATION                                         14

Item 1.   Legal Proceedings                                         14

Item 2.   Changes in Securities and Use of Proceeds                 14

Item 3.   Defaults upon Senior Securities                           14

Item 4.   Submission of Matters to a Vote of Security-Holders       14

Item 5.   Other Information                                         14

Item 6.   Exhibits and Reports on Form 8-K                          14

          -  Signature Page                                         15


                  PART I  Item 1.  Financial Information

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2000 AND JUNE 30, 1999
                                  (UNAUDITED)

                                     ASSETS

                                                  March 31,          June 30,
                                                    2000               1999

Cash and due from banks                      $    1,514,682    $    1,790,590
Interest bearing deposits in other
  financial institutions                          2,954,536         2,278,084
       Cash and cash equivalents                  4,469,218         4,068,674
Available-for-sale investment securities         21,903,881        20,979,044
Mortgage-backed securities, available-for-sale   13,390,270        16,899,641
Loans receivable, net                           133,341,333       118,248,638
Foreclosed  assets held for sale                    552,004           477,537
Premises and equipment                            1,864,130         1,878,719
Accrued interest receivable:
     Loans                                          604,370           560,165
     Investments                                    356,952           472,911
Federal Home Loan Bank stock                      1,500,000         1,091,000
Prepaid expenses and other assets                   470,265           296,014
     Total Assets                              $178,452,423      $164,972,343


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                        $125,420,802     $120,154,540
Federal Home Loan Bank advances                   30,000,000       20,550,000
Accrued interest payable                             741,602          728,859
Advances from borrowers for taxes and insurance      270,626          317,954
Accrued expenses and other liabilities               584,062          591,528
     Total Liabilities                           157,017,092      142,342,881

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares
 authorized; none issued and outstanding                   -                -
Common stock, $.01 par value; 4,000,000 shares
 authorized; 1,803,201 shares issued                  18,032           18,032
Additional paid-in capital                        17,581,544       17,545,544
Accumulated other comprehensive income              (613,026)        (250,879)
Retained earnings, substantially restricted       14,377,550       13,759,488
Unearned ESOP shares                                (363,353)        (426,854)
Unearned MRP shares                                  (86,852)        (104,214)
Treasury stock, at cost; 549,352 and 424,991
 shares at March  31, 2000 and June 30, 1999,
 respectively                                     (9,478,564)      (7,911,655)
Total stockholders' equity                        21,435,331       22,629,462
Total  Liabilities  and  Stockholders' Equity   $178,452,423     $164,972,343

See Notes to Consolidated Financial Statements

              SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                                              Three-months ended         Nine-months ended
                                                    March 31,                 March 31,
                                                2000         1999         2000         1999
INTEREST INCOME:
  Loans receivable                          $2,527,294   $2,194,964   $7,207,549   $6,930,751
  Investment securities                        364,040      270,218    1,085,922      673,577
  Mortgage-backed and related securities       214,808      261,944      657,547      717,986
  Other interest-earning assets                 27,238       55,700       60,975      124,748
     Total interest income                   3,133,380    2,782,826    9,011,993    8,447,062

INTEREST EXPENSE:
  Deposits                                   1,374,776    1,292,436    3,968,987    3,923,509
  Federal Home Loan Bank advances              410,618      239,955    1,007,263      741,547
     Total interest expense                  1,785,394    1,532,391    4,976,250    4,665,056

NET INTEREST INCOME                          1,347,986    1,250,435    4,035,743    3,782,006

PROVISION FOR LOAN LOSSES                       15,000       10,000       50,000       35,000

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                   1,332,986    1,240,435    3,985,743    3,747,006

NONINTEREST INCOME:
  Service charges                               96,868       51,533      277,692      185,599
  Losses on investment and mortgage-
   backed securities, available-for-sale             0            0      (21,205)        (625)
  Insurance commissions                          3,464       90,553       19,101      256,175
  Expense on foreclosed assets                  (8,049)      (2,654)     (20,783)     (22,627)
  Late charges and other fees                   14,789       31,721       49,675       68,124
  Other income                                  22,865       28,058       51,110       47,065
     Total noninterest income                  129,937      199,211      355,590      533,711

NONINTEREST EXPENSE:
  Compensation and benefits                    546,126      578,358    1,576,334    1,702,250
  Occupancy and equipment, net                 144,812      134,890      348,428      364,327
  SAIF deposit insurance premiums                6,218       19,785       41,680       68,359
  Professional fees                             44,158       41,178      122,459       98,614
  Advertising                                   26,795       33,909       77,325       90,684
  Postage and office supplies                   33,000       40,192      106,147      109,416
  Deposit services                              50,847       33,858      122,547       94,010
  Other operating expense                       73,736       65,486      255,212      194,566
        Total noninterest expense              925,692      947,656    2,650,132    2,722,226

INCOME BEFORE INCOME TAXES                     537,231      491,990    1,691,201    1,558,491

PROVISION FOR INCOME TAXES                     185,521      162,496      578,842      533,614

NET INCOME                                     351,710      329,494    1,112,359    1,024,877

OTHER COMPREHENSIVE INCOME, NET:
  Unrealized (losses) AFS securities           (56,809)     (29,308)    (375,506)     (11,388)
  Adjustment for losses included in net income       0            0       13,359          394
 Other comprehensive income                    (56,809)     (29,308)    (362,147)     (10,994)
COMPREHENSIVE INCOME                       $   294,901  $   300,186  $   750,212  $ 1,013,883

Basic earnings per common share            $      0.29  $      0.25  $      0.86  $      0.76
Diluted earnings per common share          $      0.28  $      0.24  $      0.85  $      0.74
Dividends per common share                 $      0.125 $      0.125 $      0.375 $      0.375

See Notes to Consolidated Financial Statements

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Nine-months ended
                                                             March 31,
                                                      2000           1999
Cash Flows From Operating Activities:
Net income                                       $  1,112,359  $   1,024,877
  Items not requiring (providing) cash:
   Depreciation and amortization                      196,160        185,202
   MRP expense and ESOP expense                       116,863        248,572
   Loss on sale of available-for-sale securities       21,205            625
   Provision for loan losses                           50,000         35,000
   Gain on foreclosed real estate, net                (13,500)       (20,580)
   Net amortization of deferred income, premiums,
     and discounts                                     44,612         83,134
  Changes in:
   Accrued interest receivable                         71,754         48,307
   Prepaid expenses and other assets                    4,767         (1,860)
   Accrued interest payable                            34,260        342,438
   Accounts payable and other liabilities             (28,982)       (39,911)
        Net cash provided by operating activities   1,609,498      1,905,804

Cash flows from investing activities:
   Net (increase) decrease in loans               (15,313,109)     1,946,073
   Proceeds from sales of available-for-sale
     investment securities                          1,034,500        999,375
   Proceeds from sales of available-for-sale
     mortgage-backed securities                     3,365,084              -
   Proceeds from maturing available-for-sale
     investment securities                            415,000      4,212,120
   Proceeds from maturing available-for-sale
     mortgage-backed securities                     1,856,588      4,276,567
   Proceeds from maturing held-to-maturity
     mortgage-backed securities                             -        275,000
   Purchase of Federal Home Loan Bank stock          (409,000)       (37,500)
   Purchase of available-for-sale investment
     securities                                    (2,759,750)   (11,581,011)
   Purchase of available-for-sale mortgage-backed
     securities                                    (1,976,250)    (8,048,143)
   Purchase of premises and equipment                (181,570)      (267,660)
   Proceeds from sale of foreclosed real estate       151,822         39,477
     Net cash used in by investing activities     (13,816,685)    (8,185,702)

Cash flows from financing activities:
    Net increase in certificates of deposit         1,050,794      7,446,654
    Net increase in demand, NOW and Saving accounts 4,215,470      5,874,841
    Net decrease in advances from borrowers for
      taxes and insurance                             (47,328)       (64,219)
    Proceeds from Federal Home Loan Bank advances 128,550,000      5,500,000
    Repayments of Federal Home Loan Bank advances(119,100,000)    (6,768,905)
    Cash dividends paid                              (494,296)      (510,719)
    Exercise of stock options                         135,620         40,000
    Purchase of treasury stock                     (1,702,530)    (2,803,401)
      Net cash provided by financing activities    12,607,730      8,714,251

Increase in cash and cash equivalents                 400,543      2,434,353

Cash and cash equivalents at beginning of period    4,068,675      4,326,474

Cash and cash equivalents at end of period       $  4,469,218     $6,760,827


See Notes to Consolidated Financial Statements

              SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                (UNAUDITED)


                                                        Nine-months ended
                                                             March 31,
                                                       2000             1999
Supplemental disclosures of
  Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate
  and other assets                                 $  423,091    $  721,305
Conversion of foreclosed real estate to loans      $   87,000    $  169,783

Cash paid during the period for:
Interest (net of interest credited)                $2,168,951    $1,158,376
Income taxes                                       $  446,000    $  300,000

































See Notes to Consolidated Financial Statements

               SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1:  Basis of Presentation

     The  accompanying  unaudited interim consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 1999 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 1999 and 1998.

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

Note 4:  Employee Stock Ownership Plan

       In conjunction with the stock offering, the Company established an ESOP with 142,832 unallocated shares available for distribution. The unallocated shares have been debited to unearned ESOP shares, a contra-equity account. The Company recognizes compensation expense based on shares expected to be released equal to the average market price of the shares in addition to including the shares as outstanding for purposes of determining earnings per share. At March 31, 2000, the ESOP had allocated 100,147 shares and had 7,500 shares committed for allocation to employees of the Bank.

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

Note 6:  Earnings Per Share

      Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine months ended March 31, 2000 and 1999, under SFAS No. 128:

                                       Three-Months Ended    Nine-Months Ended
                                            March 31,             March 31,
                                       2000        1999       2000           1999
Net earnings                      $   351,710  $  329,494  $1,112,359     $1,024,877
Weighted-average shares -
  Basic earnings per share          1,233,471   1,301,108   1,295,030      1,339,081
Stock options under treasury
  stock method                         10,956      35,332      14,472         37,683
Weighted-average shares -
   Diluted earnings per share       1,248,102   1,336,440   1,309,502      1,376,764

Basic earnings per common share   $      0.29  $     0.25  $     0.86     $     0.76
Diluted earnings per common share $      0.28  $     0.24  $     0.85     $     0.74

PART I
                                   Item 2
              Southern Missouri Bancorp, Inc. and Subsidiary
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

General

  The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $612,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

  The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at March 31, 2000 and the results of operations for the three and nine-month periods ended March 31, 2000 and 1999, respectively.

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

Financial Condition

  The Company's total assets increased $13.5 million, or 8.2%, to $178.5 million at March 31, 2000 as compared to $165.0 million at June 30, 1999. The increase was largely attributable to a $15.1 million, or 12.8% increase in loans receivable. The rate of loan growth slightly exceeded the Company's internal growth estimates and consisted primarily of $8.8 million in commercial loans and $6.4 million in loans secured by one- to four-family real estate.

  The Company's stockholders' equity declined from $22.6 million at June 30, 1999 to $21.4 million at March 31, 2000. The decline was primarily due to the repurchase of $1.8 million of the Company's common stock, $494,000 in cash dividends paid on common stock and mark-to-market adjustments on the investment portfolio of $362,000. The decline was partially offset by the Company's $1.1 million in net income.

   The growth in loans receivable and reduction in stockholders' equity was primarily funded by an increase in deposits of $5.3 million, or 4.4%, and an increase in FHLB advances of $9.5 million, or 46.0%, to $30.0 million at March 31, 2000 from $20.6 million at June 30, 1999. Outstanding FHLB advances have terms of up to ten years at either variable or fixed rates of interest and may be subject to early redemption on the part of the issuer. At March 31, 2000 the average cost of FHLB advances was 5.79%, which was 53 basis points higher than the average cost of the Company's certificates of deposit.

  During the quarter, the Company announced an agreement to acquire two full-service banking facilities located in Kennett, Missouri and Qulin, Missouri, including deposits and loans of approximately $50.1 million and $27.8 million, respectively. In addition, the Company announced an agreement to sell two of its full-service banking facilities located in Malden, Missouri and Ellington, Missouri, including deposits and loans of approximately $15.0 million and $9.5 million, respectively. Both transactions are expected to be completed during the first quarter of fiscal 2001.

Results of Operations - Comparison of the three and nine month periods ended March 31, 2000 and 1999.

  Net Income. The Company's net income for the three and nine month periods ended March 31, 2000 was $352,000 and $1.1 million, respectively, as compared to the $329,000 and $1.0 million earned during the same periods of the prior year. Increased earnings over the three and nine month periods ended March 31, 2000 was primarily due to increased net interest income and lower noninterest expense, which was partially offset by reduced noninterest income.

   Net Interest Income. Net interest income increased $98,000, or 7.8%, to $1.3 million for the three months ended March 31, 2000 as compared to the $1.2 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $10.1 million increase in average interest-earning assets and the $11.4 million increase in interest-bearing liabilities and the 7 basis point increase in the average interest rate spread from 2.62% to 2.69% for the three month period.

Net interest income increased $254,000, or 6.7%, to $4.0 million for the nine months ended March 31, 2000 as compared to the $3.8 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $10.4 million increase in average interest-earning assets and the $10.6 million increase in average interest-bearing liabilities as well as a 5 basis point increase in the average interest rate spread, from 2.71% to 2.76% for the nine month period.

   Interest Income. Interest income for the three and nine-month periods ended March 31, 2000 increased $351,000 and $565,000, respectively, as compared to the same periods of the prior year. The increase over the three-month period was primarily due to a $10.1 million, or 6.4% increase in average interest-earning assets and a 41 basis point increase in the average yield earned on these assets, to 7.40% from 6.99%. Over the nine-month period, the increase was primarily due to a $10.4 million, or 6.8% increase in average interest-earning assets, while the average yield earned on these assets stayed substantially the same at 7.34%.

   Interest Expense. Interest expense for the three and nine-month periods ended March 31, 2000 increased $253,000 and $311,000, respectively, as compared to the same periods of the prior year. The increase over the three-month period was primarily due to an $11.4 million, or 8.1% increase in average interest-bearing liabilities and a 34 basis point increase in the average cost of these liabilities, to 4.71% from 4.37%. Over the nine-month period, the increase was primarily due to a $10.6 million, or 7.9% increase in average interest-bearing liabilities, partially offset by a decline in the average cost of these liabilities, from 4.63% to 4.58%.

   Provision for Loan Losses. The provision for loan losses for the three-month period ended March 31, 2000 was $15,000 as compared to the $10,000 provision made during the same period of the prior year. The provision for loan losses for the nine-month period ended March 31, 2000 was $50,000 as compared to the $35,000 provision made during the same period of the prior year (see "Allowance for Loan Loss Activity" and "Nonperforming Assets").

   Noninterest Income. Noninterest income for the three months ended March 31, 2000 declined $69,000, or 34.8%, to $130,000 as compared to the $199,000 earned during the same period of the prior year. The decline was primarily due to declines in insurance commissions and loan late charges of $87,000 and $17,000, respectively, which was partially offset by a $45,000 increase in banking service charges. Noninterest income for the nine months ended March 31, 2000 declined $178,000, or 33.4%, to $356,000 as compared to the $534,000 earned during the same period of the prior year. The decrease was primarily due to a $237,000 decline in insurance commissions, a $21,000 loss realized on the sale of available-for-sale securities and an $18,000 reduction in loan late charges, which was partially offset by a $92,000 increase in banking service charges. The decline in insurance commissions was due to the sale of the Company's insurance operation in the fourth quarter of fiscal 1999.

  Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2000 declined $22,000, or 2.3%, to $926,000 as compared to the $948,000 expended during the same period of the prior year. The decline was primarily due to respective declines in compensation expense and SAIF insurance premiums of $32,000 and $14,000, partially offset by respective increases in occupancy expense and deposit services of $10,000 and $17,000,. Noninterest expense for the nine-month period ended March 31, 2000 declined $72,000, or 2.7%, to $2.6 million as compared to the $2.7 million expended during the same period of the prior year. The decline was primarily due to respective declines in compensation expense and SAIF insurance premiums of $126,000 and $27,000, partially offset by increased occupancy expense of $16,000, professional fees of $24,000 and deposit services of $24,000. Reduced compensation expense was primarily due to the sale of the Company's insurance operation in the fourth quarter of fiscal 1999 offset by hiring additional personnel in the loan department during this fiscal year.

  Provision for Income Taxes. The provision for income taxes for the three and nine-month periods ended March 31, 2000 was $186,000 and $579,000, respectively, as compared to the $162,000 and $534,000 expended for the same periods of the prior year.
The increases were primarily due to increased taxable income.

Allowance for Loan Loss Activity

   The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level, which it considers to be sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2000 and 1999:


                                                       2000          1999
   Balance, beginning of period                    $1,191,147    $1,295,222
     Loans charged off:
             Real estate                              (29,042)      (37,664)
             Unsecured consumer                       (12,108)      (68,426)
             Secured consumer                        (127,018)      (80,739)
             Mobile homes                             (37,554)      (11,120)
             Gross charged off loans                 (205,722)     (197,949)
     Recoveries of loans previously charged off:
             Real estate                                  625         1,790
             Unsecured consumer                        11,744         4,195
             Secured consumer                          44,040         8,919
             Mobile homes                              29,122        54,309
             Gross recoveries of charged off loans     85,531        69,213
     Net charge offs                                 (120,191)     (128,736)
     Provision charged to expense                      50,000        35,000
     Balance, end of period                        $1,120,956    $1,201,486

     Ratio of net charge offs (recoveries) during
       the period to average loans outstanding
       during the period                                  .10%          .11%


   During the last two fiscal years, the Company's level of net loan charge offs has been higher than historical averages. This increase was partially the result of underwriting guidelines and collection procedures used by previous management. Beginning in mid-1999, the process of implementing revised underwriting guidelines, loan programs and collection procedures was instituted. The implementation of each of these initiatives is underway, but full attainment and compliance with these initiatives is not expected to be achieved for several quarters. Net loan charge offs are expected to rise over the next several quarters as more aggressive collection procedures are fully implemented. Management believes that these new guidelines, over time, will result in a lower percentage of future loan charge-offs, while allowing loan portfolio growth. These factors were considered in the Company's analysis of the adequacy of its provision for loan losses. In addition, the Company anticipates future loan recoveries since it has 16 loans totaling $123,000, secured primarily by mobile home loans which have been charged off, but the actual value of the collateral had not yet been realized through repossession. The Company does not expect to realize the full charged off balance of these loans.

Nonperforming Assets

  The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses declined $70,000 to $1.1 million at March 31, 2000 from $1.2 million on June 30, 1999. At March 31, 2000, the Bank had $4.4 million, or 2.5% of assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.1 million, or 3.1% of assets at June 30, 1999.

  The ratio of nonperforming assets to total assets and net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccru ing loans, accruing loans delinquent/past maturity 90 days or more and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:


Loans past maturity/delinquent 90 days or more  3/31/00     6/30/99     3/31/99
  Residential real estate                    $  196,000  $  181,000  $  326,000
  Commercial real estate                        161,000      86,000     415,000
  Commercial                                     82,000      27,000           -
  Consumer                                       49,000     143,000     145,000
  Mobile homes                                   13,000      55,000     167,000
Total loans past maturity/delinquent 90+ days   501,000     492,000   1,053,000
Assets acquired in settlement of loans          552,000     560,000     478,000
  Total nonperforming assets                 $1,053,000  $1,052,000  $1,531,000

Percentage nonperforming assets to total assets    0.59%       0.64%       0.92%
Percentage nonperforming loans to net loans        0.38%       0.42%       0.90%


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

  The primary elements of the Bank's current asset/liability strategy includes (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans,
(ii) growth in loans secured by commercial real estate, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio by offering home equity lines-of-credit, which reprice monthly and typically provide higher average loan yields with a moderate increase in credit risk, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced short-term certificates of deposit, and (vi) the use of FHLB advances to help manage sensitivity to fluctuating interest rates. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

  The Bank has not used and does not anticipate the use, of derivative financial instruments or other financial instruments for managing its exposure to interest-rate risk or use in a trading account. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk, equity price risk or risk to any hedge funds.

  The Bank anticipates the average spread and net interest margin to remain under downward pressure over the next several quarters due to rising interest rates, a mismatch in the volume of assets and liabilities subject to repricing, the use of annual and lifetime interest rate caps on the Bank's adjustable-rate mortgages and the Bank's historic use of "lagging" loan indices.

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

  The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At March 31, 2000, the Company had outstanding commitments to fund $6.4 million in mortgage loans and $4.3 million in non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2000, the Bank had available credit at the FHLB of approximately $88.3 million, of which $30.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.


Regulatory Capital

  The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 2000, the Bank exceeded all regulatory capital requirements with leverage capital of $21.4 million (12.1% of average total assets), tier I capital of $21.4 million (21.1% of risk-based assets) and risk-based capital of $22.6 million (22.2% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".


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

   (a)  Exhibits

        (3) (a)   Certificate of Incorporation of the Registrant*

        (3) (b)   Bylaws of the Registrant*
        10  (a)   Registrant's Stock Option Plan**

        10  (b)   Southern Missouri Savings Bank, FSB Management
                  Recognition and Development Plans**

        10  (c)   Employment Agreements
            (i)   Greg A. Steffens****

        10  (d)   Director's Retirement Agreements***
            (i)   Robert A. Seifert
           (ii)   Thadis R. Seifert
          (iii)   Leonard W. Ehlers
           (iv)   James W. Tatum
            (v>   Samuel H. Smith
           (vi)   L. Douglas Bagby
          (vii)   Ronnie D. Black

        10  (e)   Tax Sharing Agreement***

       (27)       Financial Data Schedule

*    Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
**   Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***  Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
**** Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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


                                          SOUTHERN MISSOURI BANCORP, INC.
                                          Registrant


Date:    May 12, 2000                     xThadis R. Seifert
                                          Thadis R. Seifert
                                          President

Date:    May 12, 2000                     xGreg A. Steffens
                                          Greg A. Steffens
                                          Chief Financial Officer