Form 10KSB
period 2000-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2000-09-28
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000 OR

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
(Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    x         NO

       Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ____

       The registrant's revenues for the fiscal year ended June 30, 2000 were $12.9 million.

       As of September 15, 2000, there were issued and outstanding 1,261,003 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $13.8 million (1,072,154 shares at $12.875). (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

       Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 2000.

       Part III of Form 10-KSB - Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders.

       Transitional Small Business Disclosure Format (check one) Yes ____ No     X

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

             SMSB was chartered as a mutual Missouri savings and loan association in 1887 and became a stock company in April, 1994. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, SMSB converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank and Trust Co. ("Bank") and ("Charter Conversion").

             As a result of the Charter Conversion, the primary regulator of the Bank changed from the Office of Thrift Supervision ("OTS") to the Missouri Division of Finance ("Division"). The Bank's deposits continue to be insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Notwithstanding the Bank's conversion to a state savings bank, the Company did not become a bank holding company regulated by the Federal Reserve Board ("FRB"), but remained an OTS-regulated savings and loan holding company as a result of the Bank's election (under Section 10(l) of the Home Owners Loan Act, as amended ("HOLA")) to be treated as an OTS-regulated savings association for purposes of regulation of the Company ("10(l) Election").

             The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also finances mortgage loans secured by commercial real estate, and originates commercial business loans and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), obligations of state and political subdivisions, U.S. Government Agency obligations and other permissible investments.

             During fiscal 2000, the Bank entered into an agreement to purchase two full service banking facilities with total deposits and loans of approximately $50.0 million and $27.8 million, respectively. The Bank also entered into an agreement to sell two of its full service banking facilities with total deposits and loans of $14.8 million and $9.5 million, respectively. Both transactions were approved by the Bank's regulators and will be completed during the first quarter of fiscal 200l.

             At June 30, 2000, the Company had total assets of $184.4 million, total deposits of $123.9 million and stockholders' equity of $21.5 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. Additionally, the Company's revenues are derived principally from interest earned on loans, investment securities and MBS and, to a lesser extent, banking service charges, loan late charges and other fee income.

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

Selected Consolidated Financial Information

             This information is incorporated by reference from pages 3 and 4 of the 2000 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report") .

Yields Earned and Rates Paid

             This information contained under the section captioned "Yields Earned and Rates Paid" is incorporated herein by reference from page 12 of the Annual Report.

Rate/Volume Analysis

             This information is incorporated by reference from page 13 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

             This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" is incorporated herein by reference from page 10 and 11 of the Annual Report.

Lending Activities

            General. The Bank's primary focus in lending activities is on the origination of loans secured by mortgages on one- to four-family residences. To a lesser extent, the Bank also originates mortgage loans on commercial real estate, construction loans on residential and commercial properties, commercial business loans and consumer loans. The Bank has also occasionally purchased a limited amount of loan participation interests originated by other lenders within the Bank's market area and secured by properties generally located in the Bank's primary market area.

             Supervision of the loan portfolio is the responsibility of James W. Duncan, Executive Vice President and Chairman of the Loan Department. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the Officers Loan Committee, comprised of President Steffens and Loan Chairman Duncan, along with various appointed loan officers. All loans are subject to ratification by the full Board of Directors. Loans to a borrower, in aggregate, in excess of $250,000 require the approval of a majority of the Discount Committee, prior to the closing of the loan. The Loan and Discount Committees consist of all of the directors of the Bank. In addition, foreclosure actions or the acceptance of deeds in lieu of foreclosure are subject to prior approval by the Board of Directors.

             The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2000, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $4.4 million. At June 30, 2000, the Bank's two largest extensions of credit to one entity were $4.3 million and $4.0 million, respectively. Both of these credits were secured primarily by commercial real estate and were performing according to their terms.

Loan Portfolio Analysis.The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.
	At June 30,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$ 94,748	68.45%	$ 87,247	73.78%	$83,399	70.03%
Commercial real estate	23,303	16.83	19,048	16.11	22,530	18.92
Construction	5,704	4.12	3,553	3.00	2,708	2.27
Total mortgage loans	$123,755	89.40	$109,848	92.89	$108,637	91.22

Other Loans:
Automobile loans	6,263	4.52	5,808	4.91	7,319	6.15
Second mortgage	1,279	0.92	1,109	0.94	1,081	0.91
Mobile home	335	0.24	548	0.47	784	0.65
Loans secured by deposits	825	0.60	826	0.70	671	0.57
Commercial business	7,350	5.31	1,481	1.25	1,127	0.95
Other	952	0.69	1,169	0.99	1,480	1.24
Total other loans	17,004	12.28	10,941	9.26	12,462	10.47

Total loans	$140,759	101.68	$120,789	102.15	$121,099	101.69

Less:
Undisbursed loans in process	$ 1,021	(0.73)	$ 1,296	(1.10)	$ 653	(0.54)
Deferred fees and discounts	36	(0.03)	53	(0.04)	68	(0.06)
Allowance for loan losses	1,277	(0.92)	1,191	(1.01)	1,295	(1.09)
Net loans receivable	$138,425 ======	100.00% ======	$118,249 ======	100.00% ======	$119,083 ======	100.00% ======

Type of Security:
Residential real estate
One-to four-family	$ 94,761	68.45%	$ 88,726	75.03%	$ 82,874	69.59%
Multi-family	3,100	2.24	2,076	1.76	3,134	2.63
Commercial real estate	22,237	16.06	17,753	15.01	20,865	17.52
Land	3,657	2.64	1,294	1.09	1,764	1.48
Savings accounts	825	0.60	826	0.70	671	0.57
Commercial	7,350	5.31	1,481	1.26	1,127	0.95
Consumer and other	8,829	6.38	8,633	7.30	10,664	8.95
Total loans	$140,759	101.68	$120,789	102.15	$121,099	101.69

Less:
Undisbursed loans in process	$1,021	(0.73)	$ 1,296	(1.10)	$ 653	(0.54)
Deferred fees and discounts	36	(0.03)	53	(0.04)	68	(0.06)
Allowance for loan losses	1,277	(0.92)	1,191	(1.01)	1,295	(1.09)
Net loans receivable	$138,425 ======	100.00% ======	$118,249 ======	100.00% ======	$119,083 ======	100.00% ======

             One- to Four-Family Residential Mortgage Lending. The Bank focuses its lending efforts primarily on originating loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2000, net mortgage loans secured by one- to four-family residences totaled $94.7 million, or 68.5% of net loans receivable.

             The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2000, the Bank originated $8.9 million of ARM loans and $15.3 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

             The Bank currently originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. Loans originated in excess of 80% do not require private mortgage insurance. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years.

             The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans are secured by owner occupied properties which reprice at a margin of 2.75% over the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.00% to 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps. Additionally, in order to entice customers into an ARM, or better meet customer needs, the Bank offers ARMs with initial rates below those which would prevail under the foregoing computations, based on market factors, funding costs and the rates and terms for similar loans offered by the Bank's competitors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" or "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds.

             Historically, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2000, loans tied to these indices totaled $41.8 million.

             In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During 2000, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

             Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate ("CRE") including multi-family dwellings, land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2000, the Bank had $23.3 million in CRE, which represented 16.8% of net loans receivable.

             CRE loans originated by the Bank generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans adjusts annually based upon the New York prime rate, the one year CMT, the 11th district cost of funds or the Bank's adjustment caps. Current CRE originations typically adjust based on the New York prime rate. Generally, CRE loans do not exceed 75% of the lower of the appraised value or purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Currently, personal guaranties are required from the borrower in addition to the secured property as collateral for such loans as well as the submission of updated financial information on the subject property and the guarantor on at least an annual basis. The Bank also generally requires appraisals on properties securing CRE to be performed by a Board-approved independent certified fee appraiser.

             Generally, loans secured by CRE involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by CRE are often dependent on the successful operation or management of the secured property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project securing the Bank's loan is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. See "Asset Quality."

             Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2000, the Bank had $5.7 million, or 4.1% of net loans receivable in construction loans outstanding.

             Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2000, the Bank had $3.1 million in outstanding construction loans secured by residential real estate and $2.6 million in other speculative construction loans secured by land or commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and 15-20 years on commercial real estate.

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

             Consumer Lending. The Bank offers a variety of secured consumer loans, including automobile, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Currently, all consumer loans are originated on a direct basis, where credit is extended directly to the borrower. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to prime rate and are for a period of ten years. At June 30, 2000, the Bank's consumer loan portfolio totaled $8.8 million, or 6.4% of net loans receivable.

             Automobile loans represent 64.8% of the Bank's installment loan portfolio at June 30, 2000, and totaled $6.3 million, or 4.5% of net loans receivable. Typically, automobile loans are made for terms of up to 60 months for new vehicles and up to 48 months for used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 80% of the purchase price of the vehicle.

             During prior periods, the Bank financed mobile homes for customers of a local mobile home dealer. At June 30, 2000, the remaining balance of these loans totaled $335,000. Of these loans, $29,000 were past due more than 90 days while the balance of loans past due 61 to 90 days was $24,000 and 30 to 60 days was $110,000. During fiscal 2000, the Bank charged off $39,000 of mobile home loans, which equaled the recoveries of mobile home loans previously charged off.

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

             Commercial Business Lending. At June 30, 2000, the Bank also had $7.4 million in commercial business loans outstanding, or 5.3% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

             Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit are generally for one year periods and mature approximately 90-120 days following the borrower's fiscal year end. The Bank's commercial business loans are evaluated based on the loan application, a determination of the applicant's payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Loan Maturity and Repricing

             The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$51,346	$ 4,853	$3,765	$2,485	$32,299	$ 94,748
Commercial real estate	18,335	2,910	1,161	386	511	23,303
Construction	5,704	---	---	---	---	5,704
Consumer	2,696	3,045	3,488	425	---	9,654
Commercial business	4,763	1,505	1,082	---	---	7,350
Total loan	$82,844	$12,313	$9,496	$3,296	$32,810	$140,759

            The following table sets forth the dollar amount of all loans due one year after June 30, 2000, which have fixed interest rates and which have adjustable interest rates.
	Fixed Rates	Adjustable Rates
	(Dollars in thousands)

One-to four-family	$37,356	$ 6,547
Commercial real estate	2,354	3,521
Construction	---	---
Consumer	5,834	253
Commercial business	2,050	---
Total	$47,594 ======	$10,321 ======

             The following table sets forth scheduled contractual amortization of loans at June 30, 2000 and June 30, 1999, and the dollar amount of loans at the date which are scheduled to mature within or after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2000				At June 30, 1999
	Mortgage Loans	Consumer Loans	Commercial Business Loans	Total Loans	Mortgage Loans	Consumer Loans	Commercial Business Loans	Total Loans
	(Dollars in thousands)
Amounts due:
Within one year	$ 75,385	$2,696	$4,763	$82,844	$ 77,630	$3,323	$1,025	$81,978
After one year through three years	7,763	3,045	1,505	12,313	4,960	2,974	204	8,138
After three years through five years	4,926	3,488	1,082	9,496	2,938	2,970	252	6,160
After five years	35,681	425	---	36,106	24,320	193	---	24,513
Total	$123,755 =====	$9,654 =====	$7,350 =====	$140,759 =====	$109,848 =====	$9,460 =====	$1,481 =====	$120,789 =====

Interest rate terms on amounts due after one year:
Fixed	$ 39,710	$5,834	$2,050	$47,594	$28,266	$6,097	$ 456	$34,819
Adjustable	10,068	253	---	10,321	3,952	40	---	3,992

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

             While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2000, the Bank originated $57.4 million of loans, compared to $50.5 million and $48.5 million in fiscal 1999 and 1998, respectively. Of these loans, mortgage loans originated were $39.7 million, $38.0 million and $33.0 million in fiscal 2000, 1999 and 1998, respective.

             From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2000, the Bank did not purchase any new loans. At June 30, 2000, loan participations totaled $1.7 million, or 1.2% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2000, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand and portfolio growth.

             In addition, the Bank has purchased MBS to complement lending activities and provide balance sheet flexibility for liquidity and asset/liability management. The Board believes that the lower yield carried by MBS is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, commercial real estate, multi-family and other types of loans. See "- Mortgage-Backed Securities."

             The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2000	1999	1998
	(Dollars in thousands)

Total mortgage loans at beginning of period	$109,848	$108,637	$100,010
Loans originated:
One-to four-family residential	24,191	27,839	20,687
Multi-family residential and commercial real estate	8,441	5,878	9,736
Construction loans	7,049	4,253	2,540
Total loans originated	39,681	37,970	32,963

Loans purchased:
Total loans purchased	---	---	171

Loans sold:
Total loans sold	---	---	---

Mortgage loan principal repayments	(25,349)	(36,364)	(24,391)

Foreclosures	(425)	(395)	(116)
Net loan activity	13,907	1,211	8,627

Total mortgage loans at end of period	$123,755 ======	$109,848 ======	$108,637 ======

Asset Quality

             Delinquent Loans. Generally, when a borrower fails to make a required payment on mortgage or installment loans the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will send a 30-day demand notice to the customer which, if not cured or unless satisfactory arrangements have been made, will lead to foreclosure. For consumer loans, the Missouri Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

             The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2000.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Number	Amounts
	(Dollars in thousands)

One-to four-family	6	$152	3	$ 58	9	$210
Commercial non-real estate	1	26	3	169	4	195
Commercial real estate	1	25	2	185	3	210
Mobile home	5	24	4	29	9	53
Consumer	10	76	8	81	18	157
Totals	23 ====	$303 ====	20 ====	$522 ====	43 ====	$825 ====

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

             At June 30, 2000, the Bank had nineteen loans totaling $537,000 on which interest was not being accrued in accordance with SFAS No. 114. The Bank would have recorded interest income of $51,000, $17,000 and $46,000 on non-accrual loans during the years ended June 30, 2000, 1999 and 1998, respectively, if such loans had been performing during such periods. Interest income of approximately $23,000, $13,000 and $15,000 was recognized on these loans for the years ending June 30, 2000, 1999 and 1998, respectively.

             The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.
	At June 30,
	2000	1999	1998	1997	1996
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ 38	$ 35	$182	$ 922	$480
Commercial real estate	185	86	344	279	---
Consumer	145	60	7	179	45
Commercial business	169	---	---	---	21
Total	$ 537	$ 181	$533	$1,380	$546

Loans 90 days past due accruing interest:
One-to four-family	$ 26	$ 146	$661	$---	$---
Commercial real estate	13	---	3	---	---
Consumer	---	83	140	---	---
Commercial business	---	27	---	---	---
Mobile homes	---	55	---	---	---
Total	$ 39	$ 311	$ 804	$ ---	$ ---

Total nonperforming loans	$ 576	$ 492	$1,337	$1,380	$546

Foreclosed assets held for sale:
Real estate owned	$ 464	$ 478	$ 172	$ 55	$ 60
Other nonperforming assets	52	82	12	---	---
Total nonperforming assets	$1,092 =====	$1,052 =====	$1,521 =====	$1,435 =====	$606 =====

Total nonperforming loans to net loans	0.42%	0.42%	1.12%	1.28%	0.57%
Total nonperforming loans to net assets	0.31%	0.30%	0.86%	0.86%	0.34%
Total nonperforming assets to total assets	0.59%	0.64%	0.98%	0.89%	0.38%

             Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as loss, it charges off the balance of the assets. Assets, which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, may be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division, which can order the establishment of additional loss allowances.

             In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 2000, classified assets totaled $4.0 million, or 2.15% of total assets as compared to $5.1 million, or 3.09% of total assets at June 30, 1999.

             The largest classified commercial real estate relationship at June 30, 2000 totaled $2.6 million and was performing in accordance with its terms. In addition, the Bank had classified two other lending relationships secured primarily by commercial real estate, which in the aggregate totaled $1.3 million. The borrowing relationships were classified due to concerns over whether the property securing the Bank's loans generated sufficient cash flow to amortize the loans in accordance with their terms.

             Other Loans of Concern. In addition to the classified assets discussed above, there was also an aggregate of $1.6 million in net book value of loans five one- to four-family residential loans and 7 CRE loans) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

             Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2000, the Company's balance of real estate owned totaled $464,000 and included thirteen properties secured primarily by real estate lots and one commercial lot. The balance on this commercial lot was $81,000. During fiscal 2000, the Bank began to take more aggressive action on collections.

             Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2000, of $1.3 million, which represented 117% of nonperforming assets as compared to $1.2 million or 113% of nonperforming assets at June 30, 1999. See Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report, included as Exhibit 13.

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

	Year Ended June 30,
	2000	1999	1998	1997	1996
		(Dollars in thousands)

Allowance at beginning of period	$1,191	$1,295	$ 706	$627	$572
Recoveries
One-to four-family	1	2	1	---	---
Consumer	71	31	42	---	---
Mobile homes	39	58	89	---	---
Total recoveries	111	91	132	---	---

Charge offs:
One-to four-family	29	28	6	---	---
Commercial real estate	---	10	---	---	---
Consumer	172	286	116	162	5
Mobile homes	39	106	204	---	---
Total charge offs	240	430	326	162	5

Net charge offs	(129)	(339)	(194)	(162)	(5)

Provision for loan losses	215	235	783	241	60

Balance at end of period	$1,277 =====	$1,191 =====	$1,295 =====	$706 =====	$627 =====

Ratio of allowance to total loans outstanding at the end of the period	0.91%	0.99%	1.07%	0.64%	0.63%
Ratio of net charge offs to average loans outstanding during the period	0.10%	0.29%	0.17%	0.16%	0.01%

             The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
	At June 30,
	2000		1999		1998		1997		1996
	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans
	(Dollars in thousands)

One-to four-family	$307	67.31%	$ 253	72.23%	$ 372	68.87%	$ 647	70.54%	$562	69.03%
Construction	21	4.05	17	2.94	20	2.24	---	3.46	---	4.32
Commercial real estate	529	16.55	604	15.77	612	18.60	---	16.57	---	16.75
Consumer	142	6.63	123	7.38	126	8.71	59	5.11	65	5.90
Commercial business	223	5.22	33	1.23	17	0.93	---	3.12	---	2.72
Mobile homes	32	0.24	41	0.45	127	0.65	---	1.20	---	1.28

Unallocated	23	N/A	120	N/A	21	N/A	---	N/A	---	N/A
Total allowance for loan losses	$1,277 =====	100.00% =====	$1,191 =====	100.00% =====	$1,295 =====	100.00% =====	$706 =====	100.00% =====	$627 =====	100.00% =====

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

             Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company does not have any investment securities classified as held to maturity at June 30, 2000. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2000, AFS securities totaled $22.0 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

             Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statement further requires that all derivatives should be recognized as either assets or liabilities and measured at the fair value. The accounting for changes in the fair value, or gains and losses of a derivative depends on the use or the derivative and resulting designation. Presently, the Company has no derivative instruments and no outstanding hedging activities. Management does not intend to purchase derivative instruments or enter into hedging activities.

             Investment and Other Securities. At June 30, 2000, the Company's investment securities portfolio totaled $23.8 million, or 12.91% of total assets as compared to $22.1 million, or 13.40% of total assets at June 30, 1999. The increase was mostly attributed to $3.5 million in security purchases exceeding $1.4 million in sales and maturities. At June 30, 2000, the investment securities portfolio included $17.7 million in agency bonds, $4.2 million in municipal bonds, $1.7 million of which is subject to early redemption at the option of the issuer, and $1.9 million in FHLB stock. Based on contractual maturities, the weighted average maturity of the investment securities portfolio at June 30, 2000, excluding FHLB stock, was 45 months.

             Mortgage-Backed Securities. At June 30, 2000, MBS totaled $13.0 million, or 7.03%, of total assets as compared to $16.9 million, or 10.25% of total assets at June 30, 1999. During fiscal 2000, the Bank had net sales of $3.4 million in MBS and maturities of $2.2 million, and had purchases of $2.0 million. At June 30, 2000, the MBS portfolio included $2.5 million in adjustable-rate MBS and $10.4 million in collateralized mortgage obligations, which passed the Federal Financial Institutions Examination Council's sensitivity test. Of the $10.4 million in collateralized mortgage obligations, $1.2 million were adjustable rate and $9.2 million were fixed rate.

Investment Securities Analysis

             The following table sets forth the Company's investment securities portfolio at carrying value (including securities classified as HTM and securities classified as AFS) at the dates indicated.
	At June 30,
	2000		1999		1998
	Carrying Value (1)	Percent of Portfolio	Carrying Value (1)	Percent of Portfolio	Carrying Value (1)	Percent of Portfolio
	(Dollars in thousands)

U.S. government agencies	$17,746	74.55%	$15,220	68.96%	$ 7,597	50.47%
State and political subdivisions	4,208	17.68	5,759	26.10	6,401	42.53
FHLB stock	1,850	7.77	1,091	4.94	1,054	7.00

Total	$23,804	100.00%	$22,070	100.00%	$15,052	100.00%
____________________
(1) The market value of the Company's investment securities portfolio amounted to $23.8 million, $22.1 million and $15.2 million at June 30, 2000, 1999 and 1998, respectively.

             The following table sets forth the maturities and weighted average yields of the debt securities (classified as AFS) in the Company's investment securities portfolio at June 30, 2000.
	Securities Available for Sale June 30, 2000
	Amortized Cost	Book/ Estimated Market Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government agencies:
Due within 1 year	$ ---	$ ---	---%
Due after 1 year but within 5 years	18,339	17,746	6.25
Due after 5 years but within 10 years	---	---	---
Due after 10 years	---	---	---

State and political subdivisions:
Due within 1 year	345	347	5.07
Due after 1 year but within 5 years	2,862	2,882	5.22
Due after 5 years but within 10 years	940	979	5.88

Total Available for Sale	$22,486 =======	$21,954 =======	6.09% =======

       The following table sets forth certain information at June 30, 2000 regarding the dollar amount of MBS in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at amortized cost as maturing at their next repricing date.

At June 30, 2000
(Dollars in thousands)
Amounts due:
Within 1 year	$ 3,802
After 1 year through 3 years	---
After 3 years through 5 years	----
After 5 years	9,623
Total	$13,425

       The following table sets forth the dollar amount of all MBS at amortized cost due one year after June 30, 2000, which have fixed interest rates and have floating or adjustable rates.
At June 30, 2000
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$ 9,623
Adjustable	3,802
Pending	---
Total	$13,425 =====

       The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities), which had an aggregate book value in excess of 10% of the Bank's retained earnings at the dates indicated.

	At June 30,
	2000		1999		1998
	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
	(Dollars in thousands)

FHLMC certificates	$ ---	$ ---	$ 240	$ 240	$ 1,426	$ 1,426
GNMA certificates	1,937	1,937	4,981	4,981	6,326	6,326
FNMA certificates	586	586	2,107	2,107	3,846	3,846
Collateralized mortgage obligations	10,434	10,434	9,572	9,572	2,556	2,556

Total	$12,957 =====	$12,957 =====	$16,900 =====	$16,900 =====	$14,154 =====	$14,154 =====

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Weighted Average Interest			Minimum		Percentage of Total
Rate	Term	Category	Amount	Balance	Deposits
			(Dollars in thousands)

0.00%	None	Non-interest Bearing	$100	$2,049	1.65%
2.43	None	Now Accounts	100	11,409	9.21
2.50	None	Savings Accounts	25	6,865	5.54
4.19	None	Money Market Deposit Accounts	1,000	13,572	10.95

		Certificate of Deposit
5.20	91-day	Fixed-term/Fixed-rate	500	766	0.62
4.93	91-day	IRA Fixed-term/Fixed-rate	500	3	----
6.00	5 month	Fixed-term/Fixed-rate	500	2,203	1.78
6.21	5 month	IRA Fixed-term/Fixed rate	500	375	0.30
5.11	6 month	Fixed-term/Fixed-rate	500	10,337	8.34
4.90	6 month	IRA Fixed-term/Fixed-rate	500	119	0.10
5.24	9 month	Fixed-term/Fixed-rate	500	8,401	6.78
4.87	9 month	IRA Fixed-term/Fixed-rate	500	3,188	2.57
6.00	11 month	Fixed-term/Fixed-rate	500	20,690	16.70
6.05	11 month	IRA Fixed-term/Fixed-rate	500	2,730	2.20
5.39	12 month	Fixed-term/Fixed-rate	500	19,164	15.47
4.94	12 month	IRA Fixed-term/Fixed-rate	500	739	0.60
5.29	15 month	Fixed-term/Fixed-rate	500	6,164	4.97
5.21	15 month	IRA Fixed-term/Fixed-rate	500	1,695	1.37
5.07	24 month	Fixed-term/Fixed-rate	500	2,540	2.05
5.13	24 month	IRA Fixed-term/Fixed-rate	500	89	0.07
5.57	29 month	Fixed-term/Fixed-rate	500	1,758	1.42
5.30	29 month	IRA Fixed-term/Fixed-rate	500	415	0.33
6.08	30 month	IRA Fixed-term/Fixed-rate	500	345	0.28
5.16	36 month	Fixed-term/Fixed-rate	500	2,004	1.62
5.19	36 month	IRA Fixed-term/Fixed-rate	500	3,598	2.90
5.20	48 month	Fixed-term/Fixed-rate	500	397	0.32
5.15	48 month	IRA Fixed-term/Fixed-rate	500	32	0.03
5.34	60 month	Fixed-term/Fixed-rate	500	2,118	1.71
5.15	60 month	IRA Fixed-term/Fixed-rate	500	89	0.07
8.01	96 month	Fixed-term/Fixed-rate	500	66	0.05

				$123,920 ======	100.00% ======

       The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2000. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$ 4,754
Over three through six months	7,970
Over six through twelve months	7,157
Over 12 months	627
Total	$20,508 ========

Time Deposits by Rates

             The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2000	1999	1998
	(Dollars in thousands)

4.00 - 4.99%	$28,951	$59,839	$ 8,850
5.00 - 5.99%	37,008	28,231	74,667
6.00 - 6.99%	23,948	--	120
7.00 - 7.99%	52	26	26
8.00 - 8.99%	66	58	59
9.00 - 9.99%	---	---	19

Total	$90,025 ========	$88,154 ========	$83,741 ========

       The following table sets forth the amount and maturities of all time deposits at June 30, 2000.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

4.00 - 4.99%	$28,187	$ 764	$ ---	$ ---	$ ---	$28,951	32.16%
5.00 - 5.99%	31,470	3,096	1,339	957	146	37,008	41.11
6.00 - 6.99%	23,190	214	544	---	---	23,948	26.60
7.00 - 7.99%	42	---	4	---	6	52	0.06
8.00 - 8.99%	---	---	57	9	---	66	0.07

Total	$82,889 =======	$4,074 =======	$1,944 =======	$966 =======	$ 152 =======	$90,025 =======	100.00% =======

Deposit Flow

             The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2000			1999			1998
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 2,049	1.65%	$ (267)	$ 2,316	1.93%	$ (274)	$ 2,590	2.37%	$1,420
NOW checking	11,409	9.21	2,297	9,112	7.58	1,602	7,510	6.86	(277)
Regular savings accounts	6,865	5.54	(485)	7,350	6.12	31	7,319	6.69	(321)
Money market deposit	13,572	10.95	350	13,222	11.00	4,972	8,250	7.54	(51)
Fixed-rate certificates which mature(1):
Within one year	82,889	66.89	6,271	76,618	63.77	2,711	73,907	67.55	(11,242)
Within three years	6,018	4.86	(3,752)	9,770	8.13	6,632	3,138	2.87	(4,410)
After three years	1,118.90		(648)	1,766	1.47	(4,930)	6,696	6.12	5,586
Total	$123,920 ======	100.00% ======	$3,766 ======	$120,154 ======	100.00% ======	$10,744 ======	$109,410 ======	100.00% ======	$(9,295) ======

___________________________
(1) At June 30, 2000, 1999 and 1998, certificates in excess of $100,000 totaled $20.5 million, $15.3 million and $12.0 million, respectively.

             The following table sets forth the savings activities of the Bank for the periods indicated.

	At June 30,
	2000	1999	1998
	(Dollars in thousands)

Beginning Balance	$120,154	$109,410	$118,705

Net increase (decrease) before interest credited	(412)	7,058	(12,383)
Interest credited	4,178	3,686	3,088
Net increase (decrease) in savings deposits	3,766	10,744	(9,295)

Ending balance	$123,920 ========	$120,154 ========	$109,410 ========

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

             Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2000, $18.0 million of the Bank's $37.0 million in FHLB advances were for original terms of ten years, subject to early redemption by the FHLB after an initial period of one to three years. In order for the Bank to borrow from the FHLB, it has pledged $46.3 million of its residential loans to the FHLB and has purchased $1.9 million in FHLB stock.

             The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2000	1999	1998

	(Dollars in thousands)

Amount outstanding at year end	$37,000	20,550	21,069
Weighted average rate at year end	6.09%	4.92%	4.97%
Maximum amount of borrowings outstanding at any month end:
FHLB advances	37,000	21,067	24,576
Approximate average short-term borrowings outstanding with respect to:
FHLB advances	8,869	126	2,700
Other FHLB long term borrowings	17,836	19,864	16,917
Weighted average rate paid on FHLB advances	5.60%	4.92%	5.41%

Subsidiary Activities

             The Bank has one subsidiary, SMS Financial Services, Inc., which has two notes receivable totaling $537,000 from the sale of the insurance agency in May 1999. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

Competition

            The Bank faces strong competition, both in originating loans and in attracting deposits, from a variety of entities which include some companies which are subject to less regulatory oversight or regulation. Major competitors of the Bank include other banks and thrifts, credit unions, pension funds, mortgage bankers and insurance companies. The competitive nature of the industry is unlikely to change as larger percentages of both available deposits and loans are shifted into debt and equity markets. The Bank is one of fifteen financial institution groups located in the Bank's primary market area.

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

REGULATION

The Bank

             General.As a state-chartered, federally insured savings bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Division and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

             Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2000, the Bank was in compliance with these reserve requirements.

             Savings Banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

             Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2000, the Bank had $1.9 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 6.57% in 2000.

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

             At June 30, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

             The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 2000. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.
	At June 30, 2000
	Amount	Percent of Adjusted Total Assets(1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$21,482	11.9%
Tier 1 (leverage) capital requirement(2)	7,229	4.0
Excess	$14,253 ======	7.9% ======

Tier 1 risk adjusted capital	$21,482	20.0%
Tier 1 risk adjusted capital requirement	4,296	4.0
Excess	$17,186 ======	16.0% ======

Total risk-based capital	$22,759	21.2%
Total risk-based capital requirement	8,593	8.0
Excess	$14,166 ======	13.2% ======
___________________________
(1)	For the Tier 1 (leverage) capital and Missouri regulatory capital calculations, percent of total average assets of $180.7 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $107.4 million.
(2)	As a Missouri-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

            QualifiedThrift Lender Test. As a result of the 10(l) Election made by the Bank in connection with its conversion to a state savings bank (see Item 1. Description of Business -- General"), the Bank remains subject to the qualified thrift lender ("QTL") test applicable to federal savings associations.

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

             Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2000, the Bank was in compliance with the QTL test.

             Community Reinvestment Act.Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating during its most recent CRA examination.

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

Personnel

             As of June 30, 2000, the Company had 63 full-time employees and 9 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2. Description of Properties

             The following table sets forth certain information regarding the Bank's offices as of June 30, 2000.

Location	Year Opened	Building Net Book Value as of June 30, 2000	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office
531 Vine Street Poplar Bluff, Missouri	1966	$480	Owned	Owned

Branch Offices

Highway 60 Van Buren, Missouri	1982	137	Owned	Owned

1330 Highway 67 Poplar Bluff, Missouri	1976	---	Leased(1)	Owned

Business 60 West Dexter, Missouri	1979	241	Owned	Owned

100 South Madison Malden, Missouri	1974	---	Leased(2)	Leased

308 First Street Kennett, Missouri	1982	159	Owned	Owned

116 Washington Doniphan, Missouri	1976	---	Leased(3)	Leased

Highway 106 & 2nd Street Ellington, Missouri	1987	---	Leased(4)	Leased

______________________
(1)	Lease expired on September 3, 1999 and was renewed for its final 5 year period.
(2)	Month-to-month lease.
(3)	Leased for $400 per month. Lease expires November 1, 2002.
(4)	Month-to-month lease.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

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

Item 7.      Financial Statements

      Independent Auditors' Report*

            (a)      Consolidated Statements of Financial Condition as of June 30, 2000 and 1999*
            (b)      Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998*
            (c)      Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2000, 1999 and 1998*
            (d)      Consolidated Statements of Cash Flows For the Years Ended June 30, 2000, 1999 and 1998*
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

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act

             Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

             To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the inadvertent failure to timely report on Form 4 one transaction by each of L. Douglas Bagby and Ronald D. Black, directors of the Company.

             The following table sets forth certain information with respect to the executive officers of the Company and the Bank.
		Position
Name	Age at June 30, 2000	Company	Bank

Thadis R. Seifert	81	Chairman of the Board and President	Director
Samuel H. Smith	62	Secretary/Treasurer	Chairman of the Board
Greg A. Steffens	33	Chief Financial Officer	President, Chief Executive Officer and Chief Finanical Officer

             In addition to the above, the Bank's executive officer group includes:
Name	Age at June 30, 2000	Position

James W. Tatum	74	Vice Chairman
James D. Duncan	43	Executive Vice President and Chairman Loan Department

             The principal occupation of each executive officer of the Company is set forth below. All of the officers listed above have held positions with or been employed by the Company for five years unless otherwise stated. All executive officers reside in Poplar Bluff, Missouri. There are no family relationships among or between the executive officers, unless otherwise stated.

             Thadis R. Seifert served as Executive Vice President of the Bank from 1970 his retirement in until 1985. He has been a director of the Bank since 1971. In 1997, Mr. Seifert was elected as Chairman of the Company and in 1999, he was appointed as President. Mr. Seifert also serves as an advisory Board Member for the Poplar Bluff Municipal Utilities. He is active in a variety of organizations, including the Kiwanis Club.

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

             James D. Duncan joined the Bank in August, 1999 and serves as Executive Vice President and Chairman of the loan department of the Bank. From 1996 to 1999, Mr. Duncan served as Senior Vice President of the Bank of Sullivan, Missouri. Since 1979, Mr. Duncan has held various lending positions primarily in commercial lending. He is a member of the Rotary Club.

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

Item 13. Exhibits, List and Reports on Form 8-K

      (a)      Exhibits

                  See Index to Exhibits.

      (b)      Report on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

             Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Date: September 28, 2000	By:	/s/ Thadis R. Seifert Thadis R. Seifert President (Duly Authorized Representative)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thadis R. Seifert Thadis R. Seifert President (Principal Executive Officer)	September 28, 2000

By:	Donald R. Crandell Director	September 28, 2000

By:	/s/ Greg A. Steffens Greg A. Steffens Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2000

By:	/s/ Leonard W. Ehlers Leonard W. Ehlers Director	September 28, 2000

By:	/s/ Samuel H. Smith Samuel H. Smith Director	September 28, 2000

By:	/s/ James W. Tatum James W. Tatum Vice President and Director	September 28, 2000

By:	/s/ Ronnie D. Black Ronnie D. Black Director	September 28, 2000

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 28, 2000

Index to Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant	3(i)
3(ii)	Bylaws of the Registrant	3(ii)
10	Material contracts:
	(a) Registrant's 1994 Stock Option Plan	*
	(b) Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
	(c) Employment Agreement with Greg A. Steffens	**
	(d) Director's Retirement Agreements (i) Robert A. Seifert (ii) Thadis R. Seifert (iv) Leonard W. Ehlers (v) James W. Tatum (vi) Samuel H. Smith	***
	(e) Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2000 Annual Report to Stockholders	13
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
27	Financial Data Schedule	27

_______________________
*	Incorporated by reference to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.