Form 10QSB
period 2000-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2000-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission file number 0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri		43-1665523
(State or jurisdiction of incorporation)		(IRS employer id. no.)

531 Vine Street, Poplar Bluff, MO		63901
(Address of principal executive offices)		(Zip code)

(573) 585-1421
Registrant's telepone number, including area code

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Class	Outstanding at November 14, 2000
Common Stock, Par Value $.01	1,261,003 Shares

 NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

INDEX

		PAGE NO.
PART I.	Financial Information (Unaudited)

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Income and Comprehensive Income	4
	Consolidated Statements of Cash Flows	5-6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

PART II.	OTHER INFORMATION	12

Item 1.	Legal Proceedings	12
Item 2.	Changes in Securities and Use of Proceeds	12
Item 3.	Defaults upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security-Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12-13

	Signature Page	14

 NEXT PAGE

PART I      Item 1.      Financial Information
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2000 AND JUNE 30, 2000
ASSETS

	September 30, 2000 (Unaudited)	June 30, 2000

Cash and cash equivalents	$6,231,610	$4,470,373
Investment and mortgage-backed securities
Available for sale - at estimated market value (amortized cost $35,626,030 and $35,910,780 at September 30, 2000 and June 30, 2000, respectively)	34,966,821	34,910,850
Stock in Federal Home Loan Bank of Des Moines	2,150,000	1,850,000
Loans receivable, net	163,386,358	138,424,750
Accrued interest receivable	1,578,161	1,151,557
Real estate owned	760,718	463,591
Premises and equipment	4,109,244	2,549,357
Prepaid expenses and other assets	4,583,189	570,690
Total Assets	$217,766,101	$184,391,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$157,037,584	$123,920,293
Advances from FHLB of Des Moines	33,000,000	37,000,000
Securities sold under agreements to repurchase	2,569,892	--
Advances from borrowers for taxes and insurance	412,076	334,841
Accounts payable and other liabilities	1,038,503	723,061
Accrued interest payable	1,640,576	956,386
Total Liabilities	195,698,631	162,934,581
Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value; 3,000,000 shares authorized; 1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,525,833	17,517,834
Retained earnings, substantially restricted	14,733,232	14,438,957
Treasury stock of 542,198 shares at 9/30/00 and 549,352 shares at 6/30/00, at cost	(9,382,078)	(9,451,693)
Unearned employee benefits	(412,247)	(436,587)
Accumulated other comprehensive income	(415,302)	(629,956)
Total stockholders' equity	22,067,470	21,456,587
Total Liabilities and Stockholders' Equity	$217,766,101	$184,391,168

See Notes to Consolidated Financial Statements

 NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
	Three months ended September 30,
	2000	1999
INTEREST INCOME:
Loans receivable	$3,104,416	$2,325,596
Investment securities	379,172	353,354
Mortgage-backed and related securities	206,941	226,954
Other interest-earning assets	23,816	17,283
Total interest income	3,714,345	2,923,187
INTEREST EXPENSE:
Deposits	1,640,949	1,306,599
Other borrowings	579,863	263,345
Total interest expense	2,220,812	1,569,944
NET INTEREST INCOME	1,493,533	1,353,243
PROVISION FOR LOAN LOSSES	170,000	20,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,323,533	1,333,243
NONINTEREST INCOME:
Loss on sale of available for sale securities	--	(17,955)
Banking service charges	134,871	87,256
Late charges and other fees	24,003	17,997
Gain on sale of branches	633,538	--
Other income	11,969	13,385
Total noninterest income	804,381	100,683
NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	615,338	488,132
Occupancy and equipment, net	235,196	122,007
SAIF deposit insurance premiums	6,422	17,747
Professional fees	59,830	33,829
Advertising	46,611	22,208
Postage and office supplies	72,956	39,903
Other operating expenses	373,302	93,554
Total noninterest expense	1,409,655	817,380
INCOME BEFORE INCOME TAXES	718,259	616,546
PROVISION FOR INCOME TAXES	267,252	215,940
NET INCOME	451,007	400,606
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	214,654	(22,622)
Adjustment for (gains) losses included in net income	--	11,312
Total other comprehensive income	214,654	(11,310)
COMPREHENSIVE INCOME	$665,661	$389,296
Basic earnings per common share	$0.37	$0.30
Diluted earnings per common share	$0.37	$0.30
Dividends per common share	$0.125	$0.125

See Notes to Consolidated Financial Statements

 NEXT PAGE

PART I:      FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(UNAUDITED)
	Three months ended September 30,
	2000	1999
Cash Flows From Operating Activities:
Net income	$ 451,007	$ 400,606
Items not requiring (providing) cash:
Depreciation and amortization	119,871	58,254
Provision for abandonment of premises and equipment	125,338	--
MRP expense and ESOP expense	32,339	49,491
Loss on sale of mortgage-backed securities, available for sale	--	17,955
Provision for loan losses	170,000	20,000
Net amortization of deferred income, premiums, and discounts	8,880	20,641
Net gain on sale of branches	(633,538)	--
Changes in:
Accrued interest receivable	(91,519)	134,636
Prepaid expenses and other assets	(266,800)	(16,010)
Accounts payable and other liabilities	310,214	118,379
Accrued expense and other liabilities	504,171	(47,014)
Net cash provided by operating activities	729,963	756,938
Cash flows from investing activities:
Net increase in loans	(8,377,645)	(1,673,522)
Net cash received in acquisition of branches	14,021,579	--
Net cash paid in sale of branches	(4,153,644)	--
Proceeds from sales of mortgage-backed securities, available-for-sale	--	1,491,800
Proceeds from maturing mortgage-backed securities, available-for-sale	275,868	1,090,388
Purchase of Federal Home Loan Bank stock	(300,000)	(124,000)
Purchase of investment securities, available-for-sale	--	(2,759,750)
Purchase of premises and equipment	(358,035)	(60,106)
Proceeds from sale of foreclosed real estate	37,159	76,658
Net cash provided by (used in) investing activities	1,145,282	(1,958,532)
Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	2,096,816	(3,478,454)
Net (decrease) increase in demand, NOW and Saving accounts	(581,088)	1,122,710
Net increase in securities sold under agreements to repurchase	2,569,892	--
Net increase in advances from borrowers for taxes and insurance	115,504	95,723
Proceeds from Federal Home Loan Bank advances	42,000,000	22,000,000
Repayments of Federal Home Loan Bank advances	(46,000,000)	(18,250,000)
Cash dividends paid	(156,731)	(167,336)
Exercise of stock options	78,540	12,000
Purchase of treasury stock	(8,925)	--
Net cash (used in) provided by financing activities	(114,008)	1,334,643
Increase in cash and cash equivalents	1,761,237	133,049
Cash and cash equivalents at beginning of period	4,470,373	4,068,674
Cash and cash equivalents at end of period	$6,231,610	$4,201,723

See Notes to Consolidated Financial Statements

 NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three-months ended September 30,
	2000	1999
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate and other assets	$188,944	$146,165
Conversion of foreclosed real estate to loans	--	87,000

Cash paid during the period for:
Interest (net of interest credited)	830,729	617,100
Income taxes	50,000	--

See Notes to Consolidated Financial Statements

 NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:      Basis of Presentation

            The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2000 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2000 and 1999.

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

            On February 17, 1998, Southern Missouri Savings Bank, FSB converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. (the "Bank" or "SMBT").

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

Note 4:      Earnings Per Share

            Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 2000 and 1999.

	Three Months Ended September 30,
	2000	1999
Net income	$ 451,007	$ 400,606
Weighted-average shares - Basic earnings per share	1,218,267	1,340,402
Stock options under treasury stock method	8,466	17,830
Weighted-average shares - Diluted earnings per share	1,226,733	1,358,232
Basic earnings per common share	$ 0.37	$ 0.30
Diluted earnings per common share	$ 0.37	$ 0.30

 NEXT PAGE

PART I      Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations
General

            The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $271,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

            The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at September 30, 2000 and the results of operations for the three-month periods ended September 30, 2000 and 1999, respectively.

Forward Looking Statements

            This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
  inflation, interest rate, market and monetary fluctuations;
  the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute our products and services for products and services of our competitors;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.
Financial Condition

            The Company's financial condition changed significantly from June 30, 2000, to September 30, 2000, due to the Bank's acquisition of two full-service banking facilities located in Kennett and Qulin, Missouri. The Bank also completed the sale of two full-service banking facilities located in Malden and Ellington, Missouri. In the acquisition, the Bank assumed $44.7 million in deposits, received $14.0 million in cash, acquired $25.3 million in loans, assumed $1.6 million in premises and equipment and recorded $3.8 million in goodwill. In addition, the acquisition resulted in the consolidation of the Bank's former banking facility in Kennett into the acquired facility and the repayment of $7.0 million in FHLB advances. In the sale, the Bank transferred $13.2 million in deposits along with loans of $8.5 million and cash of $4.1 million, resulting in pretax gain on the sale of $634,000.

 NEXT PAGE

            The Company's total assets increased by $33.4 million, or 18.1%, to $217.8 million at September 30, 2000, as compared to $184.4 million at June 30, 2000, due primarily to the branch acquisitions. Loans increased by $8.4 million due to internally generated loan growth, while net loans increased $16.8 million as a result of the branch transactions. Overall, loan growth has continued to exceed internal growth targets, in part due to strong local economic conditions and the addition of several experienced loan officers. As a result of the branch purchases, branch sales and internal loan production, the composition of the loan portfolio has changed. During this period, loans secured by commercial real estate, commercial business loans, residential loans and consumer loans increased $7.0 million, $7.7 million, $6.5 million and $3.3 million, respectively.

            The Company's deposits increased $33.1 million, or 26.7%, to $157.0 million at September 30, 2000 as compared to $123.9 million at June 30, 2000. The increase was primarily due to the branch purchases and $1.5 million in internally generated deposit growth, partially offset by the branch sales. The composition of the Company's deposits also changed as transaction and savings accounts increased to $53.6 million at September 30, 2000 as compared to $33.9 million at June 30, 2000. In addition, outstanding FHLB advances declined from $37.0 million at June 30, 2000 to $33.0 million at September 30, 2000. As a result of these changes, the average cost of the Bank's interest bearing liabilities declined to 5.0% at September 30, 2000, as compared to 5.09% at June 30, 2000.

Results of Operations - Comparison of the three-month periods ended September 30, 2000 and 1999.

            Net Income. The Company's net income for the three-month period ended September 30, 2000 was $451,000 as compared to the $401,000 earned during the same period of the prior year. Increased earnings over the three-month period ended September 30, 2000 primarily relfect the gain realized on the sale of the two branches, partially offset by higher non-interest expense and an increase in the provision for loan losses.

            Net Interest Income. Net interest income increased $140,000, or 10.4%, to $1.5 million for the three-month period ended September 30, 2000 as compared to the $1.4 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $32.8 million increase in average interest earning assets and the $39.4 million increase in interest-bearing liabilities, partially offset by the 7 basis point decline in the average interest rate spread from 2.82% to 2.75% and a 7 basis point decline in the ratio of interest earning assets to interest bearing liabilities from 1.14% to 1.07%.

            Interest Income. Interest income for the three-month period ended September 30, 2000 increased $791,000 as compared to the same period of the prior year. The increase over the three-month period was primarily due to a $32.8 million, or 20.4% increase in average interest-earning assets and a 40 basis point increase in the average yield earned on these assets, to 7.68% from 7.28%. The increased yield was primarily due to higher average interest rates.

            Interest Expense. Interest expense for the three-month period ended September 30, 2000 increased $651,000 as compared to the same period of the prior year. The increase over the three-month period was primarily due to a $39.4 million, or 28.0% increase in average interest-bearing liabilities and a 47 basis point increase in the average cost of these liabilities, to 4.93% from 4.46%.

            Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2000 was $170,000 as compared to the $20,000 provision made during the same period of the prior year. The increase in the provision was the result of the Company's loan growth and an increase in the amount of charged off loans. (see "Loan Loss Activity" and "Nonperforming Assets").

            Noninterest Income. Noninterest income for the three months ended September 30, 2000 increased $704,000. Exclusive of the $634,000 pretax gain realized on the sale of branches, noninterest income increased $70,000, or 69.3%, to $171,000 as compared to the $101,000 earned during the same period of the prior year. The increase was primarily due to a $48,000 increase in banking service charges and a $18,000 reduction in loss realized on the sale of available-for-sale securities. The increase in banking service charges was the result of changes in the Bank's fee structure and the Bank's philosophy on the assessment of service charges.

            Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2000 increased $592,000, to $1.4 million as compared to the $817,000 expended during the same period of the prior year. The increase was primarily due to increased expenses for compensation and benefits, occupancy expense and other expenses of $127,000, $113,000 and $280,000, respectively. Increased compensation expense was primarily due to increased staffing levels due to the branch acquisitions, the addition of several loan officers, and increased support staff. Increased occupancy expense was primarily attributed to a $51,000 write down on the carrying value of premises and equipment and an increase in depreciation expense due to the increased investment in premises and equipment. The increase in other expense consisted primarily of a $75,000 expense related to an adjustment in the carrying value of the Bank's former office in Kennett, $66,000 in data processing conversion costs, $58,000 in check issuance charges for customers of the acquired branches, a loss of $41,000 on real estate owned and a recurring expense for amortization of goodwill of $21,000.

 NEXT PAGE

            Provision for Income Taxes.The provision for income taxes for the three-month period ended September 30, 2000 was $267,000 as compared to the $216,000 expended during the same period of the prior year. The increase was attributed to increased taxable income.

Allowance for Loan Loss Activity

            The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2000 and 1999:
	2000	1999

Balance, beginning of period	$ 1,276,953	$ 1,191,147
Loans charged off:
Residential real estate	0	(28,877)
Commercial real estate	(48,273)	0
Commercial	(136,509)	0
Consumer	(58,142)	(85,634)
Gross charged off loans	(242,924)	(114,511)
Recoveries of loans previously charged off:
Residential real estate	0	125
Consumer	6,358	45,890
Gross recoveries of charged off loans	6,358	46,015
Net charge offs	(236,566)	(68,496)
Alowance of acquired loans	250,000	0
Provision charged to expense	170,000	20,000
Balance, end of period	$ 1,460,387	$ 1,142,651

Ratio of net charge offs during the period to average loans outstanding during the period	.16%	.06%

            The increase in charge offs was partially the result of loan underwriting guidelines utilized by former management, which focused primarily on the collateral value of the underlying security for the loan when making the credit decision as well as a focus on expanding the consumer and commercial loan portfolios. In an effort to reduce loan delinquencies and loan charge-offs, current management began to adopt and implement more restrictive loan underwriting guidelines which focus primarily on the cash flow and the ability to service debt when making the credit decision. Management believes that the revised underwriting philosophy will gradually result in reduced future loan charge-offs and improved credit quality, while allowing portfolio growth. However, management anticipates that loan charge-offs will remain at elevated levels over upcoming quarters due to the previous underwriting philosophy. These factors were considered in the Company's analysis of the adequacy of its provision for loan losses.

Nonperforming Assets

            The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $183,000 to $1.5 million at September 30, 2000 from $1.3 million on June 30, 2000. At September 30, 2000, the Bank had $4.0 million, or 1.8% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $4.0 million, or 2.2% of assets at June 30, 2000.

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

 NEXT PAGE

Loans past maturity/delinquent 90 days or more	9/30/00	6/30/00	9/30/99
Residential real estate	$ 256,000	$ 64,000	$ 470,000
Commercial real estate	0	198,000	86,000
Commercial	95,000	169,000	0
Consumer	190,000	145,000	180,000
Total loans past maturity/delinquent 90+ days	541,000	576,000	736,000
Foreclosed real estate or other real estate owned	761,000	464,000	409,000
Total nonperforming assets	$1,302,000	$1,040,000	$1,145,000
Percentage nonperforming assets to total assets	0.60%	0.56%	0.69%
Percentage nonperforming loans to net loans	0.33%	0.42%	0.61%

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

            The primary elements of the Bank's current asset/liability strategy includes (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans, (ii) growth in loans secured by commercial real estate and commercial business loans, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio by beginning to offer home equity lines-of-credit, which reprice monthly and typically provide higher average loan yields with a moderate increase in credit risk, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced short-term certificates of deposit, and (vi) the use of FHLB advances to help manage sensitivity to fluctuating interest rates. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

            The Bank has not and does not anticipate the use of derivative financial instruments or other financial instruments for managing its exposure to interest-rate risk or use in a trading account. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk, equity price risk or risk to any hedge funds.

Liquidity and Capital Resources

            The Company's primary sources of funds are deposits, repurchase agreements, the receipt of principal and interest payments on loans and mortgage-backed securities, investments and FHLB advances. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors, which make their cash flows difficult to anticipate.

            The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At September 30, 2000, the Company had outstanding commitments to fund approximately $13.5 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2000, the Bank had available credit at the FHLB of approximately $81.7 million, of which $33.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Regulatory Capital

            The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 2000, the Bank exceeded all regulatory capital requirements with leverage capital of $18.0 million (9.0% of average total assets), tier I capital of $18.0 million (13.2% of risk-based assets) and risk-based capital of $19.4 million (14.3% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

 NEXT PAGE

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

            None

Item 3 - Defaults upon Senior Securities

            Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

            (a)      On October 16, 2000, the Company held its Annual Meeting of Stockholders.

            (b)      At the meeting Mr. Samuel H. Smith, L. Douglas Bagby and Greg A. Steffens were elected to three year terms to expire in 2003 and the Company's proposal to appoint Kraft, Miles & Tatum as the Company's auditors for the fiscal year end June 30, 2001 was also approved.

            (c)      The results of the voting on each of the proposals is as follows:

(i)	The election of Mr. Samuel H. Smith as a director of the Company;

	VOTES	FOR	WITHHELD
	1,107,672	948,118	159,554

(ii)	The election of Mr. L. Douglas Bagby as a director of the Company;

	VOTES	FOR	WITHHELD
	1,107,672	952,118	155,554

(iii)	The election of Mr. Greg Steffens as a director of the Company;

	VOTES	FOR	WITHHELD
	1,107,672	948,118	159,554

(iv)	The proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors;

	VOTES	FOR	WITHHELD	ABSTAIN
	1,107,672	1,085,516	10,348	11,808

Item 5 - Other Information

            None

 NEXT PAGE

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	(3)(a)	Certificate of Incorporation of the Registrant*

	(3)(b)	Bylaws of the Registrant*

	10(a)	Registrant's Stock Option Plan**

	10(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans**

	10(c)	Employment Agreements
	(i)	Greg A. Steffens****

	10(d)	Director's Retirement Agreements***
	(i)	Robert A. Seifert
	(ii)	Thadis R. Seifert
	(iii)	Leonard W. Ehlers
	(iv)	James W. Tatum
	(v)	Samuel H. Smith

	10(e)	Tax Sharing Agreement***

	(27)	Financial Data Schedule

*	Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
**	Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

(b)	Reports on Form 8-K.

On September 15, 2000, the Company filed a Form 8-K to announce that the Bank completed its acquisition of 2 full-service banking facilities in Kennett and Qulin, Missouri. In addition, the Company also announced that it had completed its sale of 2 full-service banking facilities in Ellington and Malden, Missouri.

On October 4, 2000 the Company filed a Form 8-KA in order to amend its September 15, 2000 Current Report of Form 8-K. The amendment was filed for the purpose of including the pro forma financial information required by item 7(b).

 NEXT PAGE

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: November 14, 2000	/s/ Thadis R. Seifert
Thadis R. Seifert Chairman of the Board

Date: November 14, 2000	/s/ Greg A. Steffens
Greg A. Steffens President and Chief Executive Officer