Form 10QSB
period 2000-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2001-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    December 31, 2000

            OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number    0-23406
Southern Missouri Bancorp, Inc.

(Exact name of registrant as specified in its charter)
Missouri (State or jurisdiction of incorporation)	43-1665523 (IRS employer id. no.)

531 Vine Street, Poplar Bluff, MO (Address of principal executive offices)	63901 (Zip code)

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

Yes     [ X ]          No     [   ]

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Class Common Stock, Par Value $.01	Outstanding at January 31, 2001 1,260,868 Shares

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

PART I       Item 1.Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND JUNE 30, 2000
(UNAUDITED)

ASSETS
	December 31, 2000	June 30, 2000
Cash and cash equivalents	$ 5,634,217	$ 4,470,373
Investment and mortgage-backed securities
Available for sale - at estimated market value (amortized cost $33,943,542 and $35,910,780 at December 31, 2000 and June 30, 2000, respectively)	33,919,266	34,910,850
Stock in Federal Home Loan Bank of Des Moines	2,150,000	1,850,000
Loans receivable, net	168,570,820	138,424,750
Accrued interest receivable	1,590,605	1,151,557
Foreclosed real estate, net	723,295	463,591
Premises and equipment	4,311,408	2,549,357
Goodwill	3,754,139	-
Prepaid expenses and other assets	209,976	570,690
Total Assets	$220,863,726	$184,391,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$152,618,906	$123,920,293
Advances from FHLB of Des Moines	39,500,000	37,000,000
Securities sold under agreements to repurchase	3,742,146	-
Advances from borrowers for taxes and insurance	163,442	334,841
Accounts payable and other liabilities	586,298	723,061
Accrued interest payable	1,531,018	956,386
Total Liabilities	198,141,810	162,934,581

Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized; 1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,533,834	17,517,834
Retained earnings, substantially restricted	14,957,050	14,438,957
Treasury stock of 542,333 shares at 12/31/00 and 549,352 shares at 6/30/00, at cost	(9,383,799)	(9,451,693)
Unearned employee benefits	(387,907)	(436,587)
Accumulated other comprehensive income	(15,294)	(629,956)
Total stockholders' equity	22,721,916	21,456,587
Total Liabilities and Stockholders' Equity	$220,863,726	$184,391,168

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
	Three-months ended December 31,		Six-months ended December 31
	2000	1999	2000	1999
INTEREST INCOME:
Loans receivable	$3,476,939	$2,354,659	$6,581,355	$4,680,255
Investment securities	378,031	368,528	757,204	721,882
Mortgage-backed and related securities	201,244	215,785	408,185	442,739
Other interest-earning assets	25,622	16,454	49,438	33,737
Total interest income	4,081,836	2,955,426	7,796,182	5,878,613

INTEREST EXPENSE:
Deposits	1,927,305	1,287,612	3,568,254	2,594,211
Other borrowings	465,657	333,300	1,045,521	596,645
Total interest expense	2,392,962	1,620,912	4,613,775	3,190,856

NET INTEREST INCOME	1,688,874	1,334,514	3,182,407	2,687,757

PROVISION FOR LOAN LOSSES	60,000	15,000	230,000	35,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,628,874	1,319,514	2,952,407	2,652,757

NONINTEREST INCOME:
Loss on sale of available for sale securities	-	(3,250)	-	(21,205)
Banking service charges	126,952	93,568	261,823	180,823
Late charges and other fees	22,336	16,889	46,339	34,886
Gain on sale of branches	-	-	633,538	-
Other income	55,016	40,911	87,678	65,077
Total noninterest income	204,304	148,118	1,029,378	259,581

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	667,230	542,077	1,282,568	1,030,209
Occupancy and equipment	193,285	137,986	377,689	259,994
SAIF deposit insurance premiums	6,235	17,716	12,657	35,463
Professional fees	62,887	44,472	122,717	78,300
Advertising	36,492	28,322	83,103	50,530
Postage and office supplies	58,881	33,244	131,838	73,146
Amortization of goodwill	63,814	-	85,086	-
Abandonment of premises and equipment	-	-	125,338	-
Other operating expenses	185,062	126,391	483,238	230,726
Total noninterest expense	1,273,886	930,208	2,704,234	1,758,368

INCOME BEFORE INCOME TAXES	559,292	537,424	1,277,551	1,153,970

PROVISION FOR INCOME TAXES	177,849	177,381	445,101	393,321

NET INCOME	381,443	360,043	832,450	760,649
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	399,378	(296,076)	614,662	(318,697)
Adjustment for losses included in net income	-	2,048	-	13,359
Total other comprehensive income	399,378	(294,028)	614,662	(305,338)
COMPREHENSIVE INCOME	$ 780,821	$ 66,015	$1,447,112	$ 455,311

Basic earnings per common share	$0.31	$0.27	$0.68	$0.57
Diluted earnings per common share	$0.31	$0.27	$0.68	$0.57
Dividends per common share	$0.125	$0.125	$0.25	$0.25

See Notes to Consolidated Financial Statements

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 2000 AND DECEMBER 31, 1999

	Six-months ended December 31,
	2000	1999
Cash Flows From Operating Activities:
Net income	$ 832,450	$ 760,649
Items not requiring (providing) cash:
Depreciation and amortization	199,208	126,493
Amortization of goodwill	85,086	-
Provision for abandonment of premises and equipment	125,338	-
MRP expense and ESOP expense	64,680	106,022
Loss on sale of mortgage-backed securities, available for sale	-	21,205
Provision for loan losses	230,000	35,000
Net amortization of deferred income, premiums, and discounts	18,022	32,733
Net gain on sale of branches	(633,538)	-
Changes in:
Accrued interest receivable	(103,963)	(16,256)
Prepaid expenses and other assets	71,262	8,056
Accounts payable and other liabilities	(141,992)	(201,367)
Accrued interest payable	394,613	(90,588)
Net cash provided by operating activities	1,141,166	781,947

Cash flows from investing activities:
Net increase in loans	(14,034,620)	(5,065,642)
Net cash received in acquisition of branches	14,021,579	-
Net cash paid in sale of branches	(4,153,644)	-
Proceeds from sales of investment securities, available-for-sale	-	1,034,500
Proceeds from sales of mortgage-backed securities, available-for-sale	-	3,365,084
Proceeds from maturing investment securities, available-for-sale	1,350,000	65,000
Proceeds from maturing mortgage-backed securities, available-for-sale	599,215	1,536,186
Purchase of Federal Home Loan Bank stock	(300,000)	(271,500)
Purchase of investment securities, available-for-sale	-	(2,759,750)
Purchase of mortgage-backed-securities, available-for-sale	-	(1,976,250)
Purchase of premises and equipment	(677,268)	(98,328)
Proceeds from sale of foreclosed real estate	257,813	107,998
Net cash used in investing activities	(2,936,925)	(4,062,702)

Cash flows from financing activities:
Net decrease in certificates of deposit	(4,075,087)	(2,843,045)
Net increase in demand, NOW and Saving accounts	1,172,137	2,166,767
Net increase in securities sold under agreements to repurchase	3,742,146	-
Net decrease in advances from borrowers for taxes and insurance	(133,130)	(154,812)
Proceeds from Federal Home Loan Bank advances	68,000,000	107,050,000
Repayments of Federal Home Loan Bank advances	(65,500,000)	(100,350,000)
Cash dividends paid	(314,357)	(334,940)
Exercise of stock options	78,540	28,500
Purchase of treasury stock	(10,646)	(857,850)
Net cash provided by financing activities	2,959,603	4,704,620

Increase in cash and cash equivalents	1,163,844	1,423,865

Cash and cash equivalents at beginning of period	4,470,373	4,068,675

Cash and cash equivalents at end of period	$ 5,634,217	$ 5,492,540

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six-months ended December 31,
	2000	1999
Supplemental disclosures of Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate and other assets	$338,257	$306,075
Conversion of foreclosed real estate to loans	4,889	87,000

Cash paid during the period for:

Interest (net of interest credited)	$1,894,208	$1,500,836
Income taxes	504,654	335,000

Supplemental information to the Consolidated Statements of Cash Flows relating to the branch acquisitions

Noncash investing and financing transactions relating to the two branch acquisitions that are not reflected in the Consolidated Statement of Cash Flows for the six months ended December 31, 2000 are listed below:

Fair value of assets acquired, excluding cash and cash equivalents acquired	$27,249,092
Liabilities assumed	(45,109,896)
Goodwill	3,839,225
Net cash received in acquisition of branches	14,021,579

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:      Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2000 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2000 and 1999.

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

Note 4:      Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six months ended December 31, 2000 and 1999.

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Net income	$381,443	$360,043	$832,450	$760,649
Weighted-average shares -
Basic earnings per share	1,224,557	1,325,318	1,221,412	1,332,860
Stock options under treasury
Stock method	12,175	14,631	10,321	16,231
Weighted-average shares -
Diluted earnings per share	1,236,732	1,339,949	1,231,733	1,349,091
Basic earnings per common share	$ 0.31	$ 0.27	$ 0.68	$ 0.57
Diluted earnings per common share	$ 0.31	$ 0.27	$ 0.68	$ 0.57

PART I      Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

            The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Company and $321,000 in investments and other assets. The Company's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Company remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

            The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at December 31, 2000 and the results of operations for the three and six months periods ended December 31, 2000 and 1999, respectively.

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

Financial Condition

            The Company's financial condition changed significantly from June 30, 2000, to December 31, 2000, due primarily to both the Company's acquisition of two full-service banking facilities located in Kennett and Qulin, Missouri as well as the sale of two full-service banking facilities located in Malden and Ellington, Missouri. In the acquisition, the Company assumed $44.7 million in deposits, received $14.0 million in cash, acquired $25.3 million in loans, assumed $1.6 million in premises and equipment and recorded $3.8 million in goodwill. In addition, the acquisition resulted in the consolidation of the Company's former banking facility in Kennett into the acquired facility and the repayment of $7.0 million in FHLB advances. In the sale, the Company transferred $13.2 million in deposits along with loans of $8.5 million and cash of $4.1 million, resulting in pretax gain on the sale of $634,000.

            The Company's total assets increased by $36.5 million, or 19.8%, to $220.9 million at December 31, 2000, as compared to $184.4 million at June 30, 2000, due primarily to the branch acquisitions. Loans increased by $30.1 million, of which $14.0 million was due to internally generated loan growth. Overall, loan growth has continued to exceed internal growth targets, in part due to strong local economic conditions and the addition of several experienced loan officers. As a result of the branch acquisitions, branch sales and internal loan production, the composition of the loan portfolio has changed. During this period, loans secured by commercial real estate, commercial business loans, residential loans and consumer loans increased $10.9 million, $6.5 million, $9.7 million and $3.0 million, respectively.

            The Company's deposits increased $28.7 million, or 23.2%, to $152.6 million at December 31, 2000 as compared to $123.9 million at June 30, 2000. The increase was primarily due to the branch acquisitions, partially offset by the branch sales. The composition of the Company's deposits has also changed as transaction and savings accounts increased to $55.4 million at December 31, 2000 as compared to $33.9 million at June 30, 2000. In addition, outstanding FHLB advances increased from $37.0 million at June 30, 2000 to $39.5 million at December 31, 2000 in order to partially fund internally generated loan growth. As a result of these changes, the average cost of the Company's interest bearing liabilities declined.

Results of Operations - Comparison of the three and six-month periods ended December 31, 2000 and 1999.

            Net Income. The Company's net income for the three and six-month period ended December 31, 2000 was $381,000 and $832,000, respectively, as compared to $360,000 and $761,000 earned during the same periods in the prior year. Increased earnings recorded during the three and six-month periods ended December 31, 2000, primarily reflect the gain realized on the sale of the two branches and increased net interest income, partially offset by higher non-interest expense and an increase in the provision for loan losses.

            Net Interest Income. Net interest income increased $354,000, or 26.6%, to $1.7 million for the three-month period ended December 31, 2000 when compared to the same period last year. The increase was primarily due to the 35 basis point increase in the average net interest rate spread between interest-earning assets and interest-bearing liabilities for the three-month period to 3.06% from 2.71%, partially offset by a 9 basis point decline in the ratio of interest-earning assets to interest-bearing liabilities from 1.14% to 1.05%.

            Net interest income increased $495,000, or 18.4%, to $3.2 million for the six-month period ended December 31, 2000 when compared to the same period last year. The increase was primarily due to the 20 basis point increase in the average interest rate spread between interest-earning assets and interest-bearing liabilities for the six-month period to 2.99% from 2.79%, partially offset by a 9 basis point decline in the ratio of interest-earning assets to interest-bearing liabilities from 1.14% to 1.05%.

            Interest Income. Interest income for the three-month period ended December 31, 2000 increased $1.1 million, up 38.1% from the $3.0 million earned during the same period last year. The increase was primarily due to a $42.6 million or 26.2% increase in average interest-earning assets and a 68 basis point increase in the average yield earned on these assets, to 7.94% from 7.26%. Interest income for the six-month period ended December 31, 2000 increased $1.9 million, up 32.6% from the $5.9 million earned during the same period last year. The increase was mostly attributed to a $36.9 million rise in average interest-earning assets and a 58 basis point increase in the average yield earned on these assets, to 7.86% from 7.28%. A general rise in average interest rates and an increased concentration of higher yielding commercial loans also contributed to the increase in interest income over each respective period.

            Interest Expense. Interest expense for the three-month period ended December 31, 2000 increased $772,000, up 47.6% from $1.6 million during the same period last year. The increase was primarily due to a $53.7 million, or 37.7% increase in average interest-bearing liabilities and a 33 basis point increase in the average cost of these liabilities, to 4.88% from 4.55%. Interest expense for the six-month period ended December 31, 2000 increased $1.4 million or 44.6% from $3.2 million during the same period last year. The increase was largely due to a $47.5 million, or 33.5% increase in average interest-bearing liabilities and a 37 basis point increase in the average cost of these liabilities, to 4.87%, from 4.50%.

            Provision for Loan Losses. The provision for loan losses for the three and six-month periods ended December 31, 2000 was $60,000 and $230,000, respectively as compared to the $15,000 and $35,000 for the same periods of the prior year. The increase in the provision was the result of the Company's loan growth and the resolution of several problem loans, which resulted in charge offs. (see "Loan Loss Activity" and "Nonperforming Assets").

            Noninterest Income.Noninterest income for the three months ended December 31, 2000 increased $56,000, or 37.9% from the same period of the prior year. The increase was primarily due to a $33,000 increase in banking service charges and a $15,000 increase in other customer charges. Noninterest income for the six-month period ended December 31, 2000 increased $770,000 from the same period last year. Exclusive of the $634,000 pretax gain realized on the sale of branches, noninterest income increased $136,000, to $396,000 as compared to the $260,000 earned during the same period of the prior year. The increase was primarily due to a $81,000 increase in banking service charges, a $22,000 increase in other customer charges and a $21,000 reduction in loss realized on the sale of available-for-sale securities. Overall, the increase in banking service charges and customer charges was primarily the result of changes in the Bank's fee structure, and its philosophy on the assessment of service charges, and the addition of customers from the acquisition.

            Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2000 increased $344,000, to $1.3 million, as compared to the $930,000 expended during the same period last year. The increase was primarily due to increased expenses for compensation and benefits, occupancy, amortization of goodwill and other expenses of $125,000, $55,000, $64,000 and $59,000, respectively. Increased compensation expense was primarily due to increased staffing levels due to the branch acquisitions, the addition of several loan officers, increased support staff and transitional labor cost related to the acquisition. Increased occupancy expense was primarily due to an increase in depreciation expense due to the increased investment in premises and equipment. The increase in other operating expenses consisted primarily of an additional loss of $33,000 incurred on the sale of the Company's former office in Kennett and other miscellaneous cost increases related to the branch acquisitions.

Noninterest expense for the six-month period ended December 31, 2000 increased $946,000, to $2.7 million, as compared to $1.8 million expended over the same period last year. Again, the increase was primarily due to increased expenses for compensation and benefits, occupancy, amortization of goodwill and other expense of $252,000, $118,000, $85,000 and $253,000, respectively. The provision for abandonment of premises and equipment was for a $51,000 write down on the carrying value of computer equipment and a $75,000 expense related to an adjustment in the carrying value of the Company's former office in Kennett. The increase in other operating expenses, other than as discussed above happened in the first quarter, and consisted primarily of $66,000 in data processing conversion costs, $58,000 in check issuance charges for customers of the acquired branches and a $41,000 loss on real estate owned.

            Provision for Income Taxes. The provision for income taxes for the three and six-month periods ended December 31, 2000 was $177,000 and $445,000, respectively, as compared to the $177,000 and $393,000 expended for the same period of the prior year. The increase for the current six months was attributed to increased income.

Allowance for Loan Loss Activity

            The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2000 and 1999:
	2000	1999
Balance, beginning of period	$1,276,953	$1,191,147
Loans charged off:
Residential real estate	(6,894)	(29,042)
Commercial real estate	(48,273)	-
Commercial	(191,247)	-
Consumer	(114,699)	(144,359)
Gross loans charged off	(361,113)	(173,401)
Recoveries of loans previously charged off:
Residential real estate	200	375
Commercial real estate	1,039	-
Consumer	23,592	59,582
Gross recoveries of loans charged off	24,831	59,957
Net charge offs	(336,282)	(113,444)
Allowances of acquired loans	250,000	-
Provision charged to expense	230,000	35,000
Balance, end of period	$1,420,671	$1,112,703

Ratio of net charge offs during the period to average loans outstanding during the period	.14%	.09%

            The increase in charge offs over the six month period ended December 31, 2000, when compared to the same period of the prior year was primarily due to the implementation of more aggressive loan collection procedures as well as the resolution of several problem commercial loans and a loan secured by commercial real estate.

            The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $144,000 to $1.4 million at December 31, 2000 from $1.3 million on June 30, 2000. At December 31, 2000, the Company had $4.8 million, or 2.9% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $4.0 million, or 2.2% of assets at June 30, 2000.

Nonperforming Assets

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

Loans past maturity/delinquent 90 days or more	12/31/00	6/30/00	12/31/99
Residential real estate	$769,000	$ 64,000	$394,000
Commercial real estate	-	198,000	182,000
Commercial	99,000	169,000	60,000
Consumer	110,000	145,000	62,000
Total loans past maturity/delinquent 90+ days	978,000	576,000	698,000
Foreclosed real estate or other real estate owned	723,000	464,000	534,000
Total nonperforming assets	$1,701,000	$1,040,000	$1,232,000

Percentage nonperforming assets to total assets	0.76%	0.56%	0.72%
Percentage nonperforming loans to net loans	0.58%	0.42%	0.57%

            The increase in nonperforming loans from June 30, 2000 to December 31, 2000 was primarily due to one of the Company's borrowers who has experienced cash flow problems on residential rental units due to increased vacancy rates. The aggregate indebtedness related to this borrower totals $816,000, of which $626,000 is past due 90 days or more. These loans are currently in the process of collection and anticipated losses have been considered in the allowance for loan losses.

Asset and Liability Management and Market Risk

            The goal of the Company's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities so as to maximize net interest income without exposing it or the Company to an excessive level of interest-rate risk. The Company has employed various strategies intended to manage the potential effect that changing interest rates have on future operating results. Historically, the primary asset/liability management strategy had been to focus on matching the repricing intervals of interest-earning assets and interest-bearing liabilities. This strategy has resulted in a manageable exposure to interest-rate risk with modest asset and loan growth rates.

            The primary elements of the Company's current asset/liability strategy include (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans, (ii) growth in loans secured by commercial real estate and commercial business loans, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio by beginning to offer home equity lines-of-credit, which reprice monthly and typically provide higher average loan yields with a moderate increase in credit risk, (iv) active solicitation of less rate-sensitive deposits, (v) offering a competitively priced savings and MMDA accounts, and (vi) the use of FHLB advances to help manage sensitivity to fluctuating interest rates. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

            The Company has not used, and does not anticipate the use of, derivative financial instruments or other financial instruments for managing its exposure to interest-rate risk or use in a trading account. Further, the Company is not subject to any foreign currency exchange rate risk, commodity price risk, equity price risk or risk to any hedge funds.

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

            The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At December 31, 2000, the Company had outstanding commitments to fund approximately $16.1 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 2000, available credit at the FHLB was approximately $97.9 million, of which $39.5 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Regulatory Capital

            The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 2000, the Bank exceeded all regulatory capital requirements with leverage capital of $18.3 million (8.53% of average total assets), tier I capital of $18.3 million (13.2% of risk-based assets) and risk-based capital of $19.7 million (14.2% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

Item 2 -	Changes in Securities and use of Proceeds
None

Item 3 -	Defaults upon Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders
None

Item 5 -	Other Information
None

Item 6 -	Exhibits and Reports on Form 8-K
(a) Exhibits
	(3)(a)	Certificate of Incorporation of the Registrant*
	(3)(b)	Bylaws of the Registrant*
	10(a)	Registrant's Stock Option Plan**
	10(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans**
	10(c)	Employment Agreements
	(i)	Greg A. Steffens****
	(ii)	James W. Duncan*****
	10(d)	Director's Retirement Agreements***
	(i)	Robert A. Seifert
	(ii)	Thadis R. Seifert
	(iii)	Leonard W. Ehlers
	(iv)	James W. Tatum
	(v)	Samuel H. Smith
	(vi)	Sammy A. Schalk*****
	(vii)	L. Douglas Bagby*****
	(viii)	Ronnie D. Black*****
	10(e)	Tax Sharing Agreement***

*	Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
**	Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
(b) Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date:	February 14, 2001	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board

Date:	February 14, 2001	/s/ Greg A. Steffens Greg A. Steffens President and CEO