Form 10QSB
period 2001-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2001-05-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Yes   X  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2001
Common Stock, Par Value $.01	1,271,580 Shares

 Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

 Next Page

PART I            Item 1. Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2001 AND JUNE 30, 2000
(UNAUDITED)
ASSETS
	March 31, 2001	June 30, 2000

Cash and cash equivalents	$ 13,059,896	$ 4,470,373
Investment and mortgage-backed securities
Available for sale - at estimated market value (amortized cost $30,336,911 and $35,910,780 at March 31, 2001 and June 30, 2000, respectively)	30,572,192	34,910,850
Stock in Federal Home Loan Bank of Des Moines	2,150,000	1,850,000
Loans receivable, net	173,820,065	138,424,750
Accrued interest receivable	1,363,490	1,151,557
Real estate owned	1,554,070	463,591
Premises and equipment	4,355,804	2,549,357
Goodwill	3,690,325	-
Prepaid expenses and other assets	163,425	570,690
Total Assets	$230,729,267	$184,391,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$163,298,614	$123,920,293
Advances from FHLB of Des Moines	37,000,000	37,000,000
Securities sold under agreements to repurchase	4,889,555	-
Advances from borrowers for taxes and insurance	246,310	334,841
Accounts payable and other liabilities	643,205	723,061
Accrued interest payable	1,443,855	956,386
Total Liabilities	207,521,539	162,934,581
Commitments and contingencies
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,541,834	17,517,834
Retained earnings, substantially restricted	15,139,880	14,438,957
Treasury stock of 531,621 shares at 03/31/01 and 549,352 shares at 6/30/00, at cost	(9,276,679)	(9,451,693)
Unearned employee benefits	(363,565)	(436,587)
Accumulated other comprehensive income	148,226	(629,956)
Total stockholders' equity	23,207,728	21,456,587
Total Liabilities and Stockholders' Equity	$230,729,267	$184,391,168

See Notes to Consolidated Financial Statements

 Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
	Three-months ended March 31,		Nine months ended March 31,
	2001	2000	2001	2000
INTEREST INCOME:
Loans receivable	$3,561,247	$ 2,527,294	$10,142,602	$7,207,549
Investment securities	290,934	364,040	1,048,138	1,085,922
Mortgage-backed and related securities	233,017	214,808	641,202	657,547
Other interest-earning assets	25,788	27,238	75,226	60,975
Total interest income	4,110,986	3,133,380	11,907,168	9,011,993

INTEREST EXPENSE:
Deposits	1,809,711	1,374,776	5,313,362	3,968,987
Securities sold under agreement to repurchase	51,993	-	116,596	-
Other borrowings	550,996	410,618	1,596,517	1,007,263
Total interest expense	2,412,700	1,785,394	7,026,475	4,976,250

NET INTEREST INCOME	1,698,286	1,347,986	4,880,693	4,035,743

PROVISION FOR LOAN LOSSES	140,000	15,000	370,000	50,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,558,286	1,332,986	4,510,693	3,985,743

NONINTEREST INCOME:
Gain (loss) on sale of available for sale securities	6,514	-	6,514	(21,205)
Banking service charges	115,370	96,868	377,193	277,692
Late charges and other fees	26,905	14,789	73,244	49,675
Gain on sale of branches	-	-	633,538	-
Other income	48,380	32,696	136,058	99,144
Total noninterest income	197,169	144,353	1,226,547	405,306

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	655,495	546,126	1,938,063	1,576,334
Occupancy and equipment, net	208,430	144,812	586,119	348,428
SAIF deposit insurance premiums	7,657	6,218	20,314	41,680
Professional fees	41,430	44,158	164,147	122,459
Advertising	46,891	26,795	129,994	77,325
Postage and office supplies	26,687	33,000	158,525	106,147
Amortization of goodwill	63,814	-	148,900	-
Abandonment of premises and equipment	-	-	125,338	-
Other operating expenses	174,972	138,999	658,210	427,475
Total noninterest expense	1,225,376	940,108	3,929,610	2,699,848

INCOME BEFORE INCOME TAXES	530,079	537,231	1,807,630	1,691,201

PROVISION FOR INCOME TAXES	188,301	185,521	633,402	578,842

NET INCOME	341,778	351,710	1,174,228	1,112,359

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	167,624	(56,809)	782,286	(375,506)
Adjustment for (gains) losses included in net income	(4,104)	0	(4,104)	13,359
Total other comprehensive income	163,520	(56,809)	778,182	(362,147)
COMPREHENSIVE INCOME	$ 505,298	$294,901	$1,952,410	$750,212

Basic earnings per common share	$0.28	$0.29	$0.96	$0.86
Diluted earnings per common share	$0.27	$0.28	$.095	$0.85
Dividends per common share	$0.125	$0.125	$0.375	$0.375

See Notes to Consolidated Financial Statements

 Next Page

PART I: FINANCIAL INFORMATION

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING MARCH 31, 2001 AND MARCH 31, 2000
(UNAUDITED)
	Nine months ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net income	$ 1,174,228	$ 1,112,359
Items not requiring (providing) cash:
Depreciation and amortization	300,324	196,160
Amortization of goodwill	148,900	-
Provision for abandonment of premises and equipment	125,338	-
MRP expense and ESOP expense	97,022	116,863
(Gain) loss on sale of available for sale securities	(6,514)	21,205
Provision for loan losses	370,000	50,000
Net amortization of deferred income, premiums, and discounts	23,790	44,612
Net gain on sale of branches	(633,538)	-
Changes in:
Accrued interest receivable	123,152	71,754
Prepaid expenses and other assets	27,431	(8,733)
Accounts payable and other liabilities	(85,084)	(28,982)
Accrued interest payable	307,450	34,260
Net cash provided by operating activities	1,972,499	1,609,498

Cash flows from investing activities:
Net increase in loans	(20,260,295)	(15,313,109)
Net cash received in acquisition of branches	14,021,579	-
Net cash paid in sale of branches	(4,153,644)	-
Proceeds from sales of investment securities, available-for-sale	6,997,750	1,034,500
Proceeds from sales of mortgage-backed securities, available-for-sale	-	3,365,084
Proceeds from maturing investment securities, available-for-sale	5,980,000	415,000
Proceeds from maturing mortgage-backed securities, available-for-sale	931,861	1,856,588
Purchase of Federal Home Loan Bank stock	(300,000)	(409,000)
Purchase of investment securities, available-for-sale	-	(2,759,750)
Purchase of mortgage-backed-securities, available-for-sale	(8,353,018)	(1,976,250)
Purchase of premises and equipment	(822,782)	(181,570)
Proceeds from sale of foreclosed real estate	257,813	151,822
Net cash used in investing activities	(5,700,736)	(13,816,685)

Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	(15,472,858)	1,050,794
Net increase in demand, deposit and savings accounts	23,249,616	4,215,470
Net increase in securities sold under agreements to repurchase	4,889,555	-
Net decrease in advances from borrowers for taxes and insurance	(50,262)	(47,328)
Proceeds from Federal Home Loan Bank advances	77,000,000	128,550,000
Repayments of Federal Home Loan Bank advances	(77,000,000)	(119,100,000)
Cash dividends paid	(473,305)	(494,296)
Exercise of stock options	185,660	135,620
Purchase of treasury stock	(10,646)	(1,702,530)
Net cash provided by financing activities	12,317,760	12,607,730

Increase in cash and cash equivalents	8,589,523	400,543

Cash and cash equivalents at beginning of period	4,470,373	4,068,675

Cash and cash equivalents at end of period	$13,059,896	$ 4,469,218

See Notes to Consolidated Financial Statements

 Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)
	Nine months ended March 31,
	2001	2000
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,265,736	$423,091
Conversion of foreclosed real estate to loans	$ 4,889	$ 87,000

Cash paid during the period for:
Interest (net of interest credited)	$2,847,892	$2,168,951
Income taxes	$ 719,654	$ 446,000

Supplemental information to the Consolidated Statement of Cash Flows relating to the branch acquisitions

Noncash investing and financing transactions relating to the two branch acquisitions that are not reflected in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2001 are listed below:

Fair value of assets acquired, excluding cash and cash equivalents acquired	$ 27,249,092
Liabilities assumed	(45,109,896)
Goodwill	3,839,225
Net cash received in acquisition of branches	14,021,579

See Notes to Consolidated Financial Statements

 Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2000 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2000 and 1999.

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

Note 4: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine months ended March 31, 2001 and 2000.

 Next Page

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000

Net income	$ 341,779	$ 351,710	$1,174,228	$1,112,359
Weighted-average shares -
Basic earnings per share	1,233,273	1,233,471	1,225,366	1,299,730
Stock options under treasury
Stock method	10,175	10,956	10,281	14,473
Weighted-average shares -
Diluted earnings per share	1,243,475	1,244,427	1,235,647	1,314,203
Basic earnings per common share	$ 0.28	$ 0.29	$ 0.96	$ 0.86
Diluted earnings per common share	$ 0.27	$ 0.28	$ 0.95	$ 0.85

PART I            Item 2

Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations
General

            The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

            The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at March 31, 2001 and the results of operations for the three and nine months periods ended March 31, 2001 and 2000, respectively.

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

 Next Page

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

Financial Condition

             The Company's financial condition has changed significantly from June 30, 2000, to March 31, 2001, due to the acquisition of two full-service banking facilities located in Kennett and Qulin, Missouri, internally generated loan growth a change in the composition of deposits, and the Company's sale of two full-service banking facilities located in Malden and Ellington, Missouri. In the acquisition, the Company assumed $44.7 million in deposits, received $14.0 million in cash, acquired $25.3 million in loans, assumed $1.6 million in premises and equipment and recorded $3.8 million in goodwill. In addition, the acquisition resulted in the consolidation of the Company's former banking facility in Kennett into the acquired facility and the repayment of $7.0 million in FHLB advances. In the sale, the Company transferred $13.2 million in deposits along with loans of $8.5 million and cash of $4.1 million, resulting in pretax gain on the sale of $634,000.

             The Company's total assets increased by $46.3 million, or 25.1%, to $230.7 million at March 31, 2001, as compared to $184.4 million at June 30, 2000. The growth was attributed to an $8.6 million increase in cash balances and a $35.4 million increase in loans, of which $20.3 million was due to internally generated loan growth. Overall, loan growth has approximated internal estimates, in part due to stable local economic conditions. As a result of the branch purchases, branch sales and internal loan production, the composition of the loan portfolio has changed, with an increased emphasis on commercial and consumer lending. During this period, loans secured by commercial real estate, commercial business loans, residential loans and consumer loans increased $11.1 million, $10.3 million, $12.1 million and $1.9 million, respectively.

             The Company's deposits increased $39.4 million, or 31.8%, to $163.3 million at March 31, 2001 as compared to $123.9 million at June 30, 2000. The increase was primarily due to the branch purchase and $7.9 million in internally generated deposit growth, partially offset by the branch sales. The composition of the Company's deposits also changed as transaction and savings accounts increased to $79.5 million at March 31, 2001 as compared to $33.9 million at June 30, 2000. As a result of these changes, the average cost of the Company's interest bearing liabilities declined to 4.93% at March 31, 2001, as compared to 5.09% at June 30, 2000.

Results of Operations - Comparison of the three and nine-month periods ended March 31, 2001 and 2000.

             Net Income. The Company's net income for the three and nine-month period ended March 31, 2001 was $342,000 and $1.2 million, respectively, as compared to $352,000 and $1.1 million earned during the same periods of the prior year. Increased earnings over the nine-month period ended March 31, 2001, primarily reflect the gain realized on the sale of the two branches and increased net interest income, partially offset by higher non-interest expense and an increase in the provision for loan losses.

 Next Page

             Net Interest Income. Net interest income increased $350,000, or 26.0%, to $1.7 million for the three-month period ended March 31, 2001 as compared to the $1.3 million earned during the same period of the prior year. The increase was primarily due to the 34 basis point increase in the average net interest rate spread between interest earning assets and interest-bearing liabilities for the three-month period to 3.03% from 2.69%, partially offset by a 7.1% decline in the ratio of interest-earning assets to interest-bearing liabilities from 1.12 times to 1.04 times. The decline was primarily the result of the branch acquisition, which resulted in an increase in non-interest-earning assets including goodwill and premises and equipment.

            Net interest income increased $845,000, or 20.9%, to $4.9 million for the 9-month period ended March 31, 2001 as compared to the $4.0 million earned during the same period of the prior year. The increase was primarily due to the 24 basis point increase in the average interest rate spread between interest-earning assets and interest-bearing liabilities for the nine-month period to 3.00% from 2.76%, partially offset by a 7.1% decline in the ratio of interest earning assets to interest bearing liabilities from 1.13 times to 1.05 times.

             Interest Income. Interest income for the three-month period ended March 31, 2001 increased $978,000, up 31.2% to $4.1 million from the $3.1 million earned during the same period last year. The increase was primarily due to a $40.9 million, or 24.2% increase in average interest-earning assets as well as a 42 basis point increase in the average yield earned on these assets, to 7.82% from 7.40%. Interest income for the nine-month period ended March 31, 2001 increased $2.9 million, up 32.1% to $11.9 million from the $9.0 million earned during the same period last year. The increase was mostly attributed to a $38.4 million or 23.4% increase in average interest-earning assets as well as a 52 basis point increase in the average yield earned on these assets, to 7.85% from 7.33%. A general rise in average interest rates and an increased concentration of higher yielding commercial loans contributed to the increase in interest income over each respective period.

            Interest Expense. Interest expense for the three-month period ended March 31, 2001 increased $627,000, up 35.1% to $2.4 million from $1.8 million during the same period last year. The increase was primarily due to a $49.6 million, or 32.7% increase in average interest-bearing liabilities and a 9 basis point increase in the average cost of these liabilities, to 4.80% from 4.71%. Interest expense for the nine-month period ended March 31, 2001 increased $2.1 million or 41.2% to $7.1 million from $5.0 million during the same period last year. The increase was largely due to a $48.2 million, or 33.2% increase in average interest-bearing liabilities and a 35 basis point increase in the average cost of these liabilities, to 4.85%, from 4.50%.

            Provision for Loan Losses. The provision for loan losses for the three and nine-month periods ended March 31, 2001 was $140,000 and $370,000, respectively, as compared to $15,000 and $50,000 for the same periods of the prior year. The increase in the provision was the result of the Company's loan growth, the recent slow down of national economic conditions and the resolution of several problem loans, which resulted in charge offs. (see "Allowances for Loan Loss Activity" and "Nonperforming Assets").

             Noninterest Income. Noninterest income for the three months ended March 31, 2001 increased $53,000, or 36.6% from the same period of the prior year. The increase was primarily due to increases in banking service charges, loan late charges and other customer charges of $19,000, $12,000 and 16,000, respectively. Noninterest income for the nine-month period ended March 31, 2001 increased $821,000 from the same period last year. Exclusive of the $634,000 pretax gain realized on the sale of branches, noninterest income increased $188,000, to $593,000 as compared to the $405,000 earned during the same period of the prior year. The increase was primarily due to a $100,000 increase in banking service charges, a $24,000 increase in loan late charges, and a $37,000 increase in other customer charges. Also during the nine-month period ended March 31, 2000, the Company realized a $21,000 loss on the sale of available for sale securities versus realizing a $7,000 gain for the nine-month period ended March 31, 2001. Overall, the increase in banking service charges and customer charges was partially the result of changes in the Company's fee structure, philosophy on the assessment of service charges and the addition of customers from the acquisition.

             Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2001 increased $285,000, to $1.2 million, as compared to the $940,000 expended during the same period last year. The increase was primarily due to increased expenses for compensation and benefits, occupancy, amortization of goodwill and other expenses of $109,000, $64,000, $64,000 and $36,000, respectively. Increased compensation expense was

 Next Page

primarily due to increased staffing levels due to the branch acquisitions, the addition of several loan officers, increased support staff and transitional labor cost related to the acquisition and the planned opening of a new branch location. Increased occupancy expense was primarily due to an increase in depreciation expense due to increased investment in premises and equipment.

            Noninterest expense for the nine-month period ended March 31, 2001 increased $1.2 million, to $3.9 million, as compared to $2.7 million expended over the same period last year. Again, the increase was primarily due to increased expenses for compensation and benefits, occupancy, amortization of goodwill and other expense of $362,000, $238,000, $149,000 and $231,000, respectively. The provision for abandonment of premises and equipment was for a $51,000 write down on the carrying value of computer equipment and a $75,000 expense related to an adjustment in the carrying value of the Company's former office in Kennett. Other expenses, other than those discussed above, occurred in the first quarter and consisted primarily of $66,000 in data processing conversion costs, $58,000 in check issuance charges for customers of the acquired branches and a $41,000 loss on real estate owned.

             Provision for Income Taxes. The provision for income taxes for the three and nine-month periods ended March 31, 2001 was $188,000 and $633,000, respectively, as compared to the $186,000 and $579,000 expended for the same period of the prior year. The increase for the nine months ended was attributed to increased income.

Allowance for Loan Loss Activity

            The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2001 and 2000:

	2001	2000

Balance, beginning of period	$ 1,276,953	$ 1,191,147
Loans charged off:
Residential real estate	(76,162)	(29,042)
Commercial real estate	(51,280)	0
Commercial	(191,247)	0
Consumer	(185,094)	(176,680)
Gross loans charged off	(503,783)	(205,722)
Recoveries of loans previously charged off:
Residential real estate	1,520	625
Commercial real estate	1,039	0
Consumer	39,052	84,906
Gross recoveries of loans charged off	41,611	85,531
Net charge offs	(462,172)	(120,191)
Allowances of acquired loans	250,000	0
Provision charged to expense	370,000	50,000
Balance, end of period	$ 1,434,781	$ 1,120,956

Ratio of net charge offs during the period
to average loans outstanding during the period	.28%	.10%

 Next Page

             The increase in charge offs over the nine month period ended March 31, 2001, when compared to the same period of the prior year was primarily due to the implementation of more aggressive loan collection procedures as well as the resolution of several problem commercial loans and a loan secured by commercial real estate.

             The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $158,000 to $1.4 million at March 31, 2001 from $1.3 million on June 30, 2000. At March 31, 2001, the Company had $5.8 million, or 2.53% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $4.0 million, or 2.2% of assets at June 30, 2000.

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

Loans past maturity/delinquent 90 days or more	03/31/01	6/30/00	03/31/00
Residential real estate	$ 197,000	$ 64,000	$ 196,000
Commercial real estate	0	198,000	161,000
Commercial	117,000	169,000	82,000
Consumer	71,000	145,000	62,000
Total loans past maturity/delinquent 90+ days	385,000	576,000	501,000
Foreclosed real estate or other real estate owned	1,554,000	464,000	552,000
Total nonperforming assets	$1,939,000	$1,040,000	$1,053,000

Percentage nonperforming assets to total assets	0.84%	0.56%	0.59%
Percentage nonperforming loans to net loans	0.22%	0.42%	0.38%

            The increase in nonperforming assets from June 30, 2000 to March 31, 2001 was primarily due to one of the Company's borrowers who experienced cash flow problems on residential rental units due to increased vacancy rates. The company ultimately foreclosed on this borrower, which increased nonperforming assets by $808,000. The Company has an active marketing program for the sale of these properties.

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

             The primary elements of the Company's current asset/liability strategy includes (i) increasing loans receivable through the origination of both fixed and adjustable-rate residential loans, (ii) growth in loans secured by commercial real estate and commercial business loans, which typically provide higher yields, increased credit risk and shorter repricing periods, (iii) expanding the consumer loan portfolio by offering attractively priced home equity lines-of-credit, which reprice monthly and typically provide higher average loan yields with a moderate increase in credit risk, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced savings and money-market demand accounts, and (vi) the use of FHLB advances to help manage sensitivity to fluctuating interest rates. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

 Next Page

             The Company has not and does not anticipate the use of derivative financial instruments or other financial instruments for managing its exposure to interest-rate risk or use in a trading account. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk, equity price risk or risk to any hedge funds.

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

             The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments and meeting operating expenses. At March 31, 2001, the Company had outstanding commitments to fund approximately $20.4 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2001, available credit at the FHLB was approximately $98.6 million, of which $37.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

             The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 2001, the Bank exceeded all regulatory capital requirements with leverage capital of $18.5 million (8.47% of average assets), tier I risk-based capital of $18.5 million (12.9% of risk-weighted assets) and risk-based capital of $20.0 million (13.9% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

None

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits
(3)(a)	Certificate of Incorporation of the Registrant*
(3)(b)	Bylaws of the Registrant*
10(a)	Registrant's Stock Option Plan**
10(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans**
10(c)	Employment Agreements
(i)	Greg A. Steffens****
(ii)	James W. Duncan*****
10(d)	Director's Retirement Agreements***
(i)	Robert A. Seifert
(ii)	Thadis R. Seifert
(iii)	Leonard W. Ehlers
(iv)	James W. Tatum
(v)	Samuel H. Smith
(vi)	Sammy A. Schalk*****
(vii)	Ronnie D. Black*****
(viii)	L. Douglas Bagby*****
10(e)	Tax Sharing Agreement***
*	Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
**	Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.

(b)	Reports on Form 8-K:

None

 Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 14, 2001	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board

Date: May 14, 2001	/s/ Greg A. Steffens Greg A. Steffens President and CEO

 Top