Form 10KSB
period 2001-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2001-09-28
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2001       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23406

SOUTHERN MISSOURI BANCORP, INC.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1665523 (I.R.S. Employer Identification No.)

531 Vine Street, Poplar Bluff, Missouri (Address of principal executive offices)	63901 (Zip Code)

Registrant's telephone number, including area code: (573) 785-1421

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act:	Common Stock, par value $0.01 per share (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   x   NO __

       Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. __

       The registrant's revenues for the fiscal year ended June 30, 2001 were $17.6 million.

       As of September 10, 2001, there were issued and outstanding 1,237,580 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $15.6 million (1,018,270 shares at $15.31). (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

       Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 2001.

       Part III of Form 10-KSB - Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

       Transitional Small Business Disclosure Format (check one) Yes      No   X

 Next Page

PART I

Item 1. Description of Business

General

       Southern Missouri Bancorp, Inc. ("Company"), which changed its state of incorporation to Missouri on April 1, 1999, was originally incorporated in Delaware on December 30, 1993 for the purpose of becoming the holding company for Southern Missouri Savings Bank upon completion of Southern Missouri Savings Bank's conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1,803,201 shares of its common stock to the public. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "SMBC".

       Southern Missouri Savings Bank was originally chartered as a mutual Missouri savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank and Trust Co. ("Bank") and ("Charter Conversion").

       As a result of the Charter Conversion, the primary regulator of the Bank changed from the Office of Thrift Supervision ("OTS") to the Missouri Division of Finance. The Bank's deposits continue to be insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Notwithstanding the Bank's conversion to a state savings bank, the Company did not become a bank holding company regulated by the Federal Reserve Board ("FRB"), but remained an OTS-regulated savings and loan holding company as a result of the Bank's election (under Section 10(l) of the Home Owners Loan Act, as amended ("HOLA")) to be treated as an OTS-regulated savings association ("10(l) Election").

       The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also finances mortgage loans secured by commercial real estate, and originates commercial business loans and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), U.S. Government Agency obligations and other permissible investments.

       During fiscal 2001, the Bank purchased two full service banking facilities with total deposits and loans of approximately $44.7 million and $25.5 million, respectively. The Bank also sold two of its full service banking facilities with total deposits and loans of $13.2 million and $8.5 million, respectively.

       At June 30, 2001, the Company had total assets of $240.5 million, total deposits of $173.3 million and stockholders' equity of $23.6 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. Additionally, the Company's revenues are derived principally from interest earned on loans, investment securities and MBS and, to a lesser extent, banking service charges, loan late charges and other fee income.

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

 Next Page

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

Market Area

       The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan and Quiln, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, and Wayne Counties, with Poplar Bluff being the economic center of the area. The Bank's market area has a population of approximately 175,000. The largest employer in the Bank's primary market area is Briggs & Stratton, who operates a small engine manufacturing facility and employs approximately 1,000 persons. Other major employers include Gates Rubber, Rowe Furniture, John Pershing VA Hospital, Three Rivers Health Care, Nordyne, Poplar Bluff School District, and Arvin. The Bank's market area is primarily rural in nature and relies heavily on agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Selected Consolidated Financial Information

       This information is incorporated by reference from pages 3 and 4 of the 2001 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

       This information contained under the section captioned "Yields Earned and Rates Paid" is incorporated herein by reference from page 11 of the Annual Report.

Rate/Volume Analysis

       This information is incorporated by reference from page 12 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

       This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" is incorporated herein by reference from page 9 and 10 of the Annual Report.

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

       The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2001, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $4.8 million. At June 30, 2001, the Bank's two largest extensions of credit to one entity were $4.3 million and $4.2 million, respectively. Both of these credits were secured primarily by commercial real estate and were performing according to their terms.

 Next Page

       Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$109,979	60.81%	$ 94,748	68.45%	$ 87,247	73.78%
Commercial real estate	36,612	20.24	23,303	16.83	19,048	16.11
Construction	3,375	1.87	5,704	4.12	3,553	3.00
Total mortgage loans	$149,966	82.92	$123,755	89.40	$109,848	92.89

Other Loans:
Automobile loans	7,406	4.10	6,263	4.52	5,808	4.91
Second mortgage	1,980	1.09	1,279	0.92	1,109	0.94
Mobile home	323	0.18	335	0.24	548	0.47
Loans secured by deposits	871	0.48	825	0.60	826	0.70
Commercial business	22,288	12.32	7,350	5.31	1,481	1.25
Other	1,241	0.69	952	0.69	1,169	0.99
Total other loans	34,109	18.86	17,004	12.28	10,941	9.26

Total loans	$184,075	101.78	$140,759	101.68	$120,789	102.15

Less:
Undisbursed loans in process	$ 1,728	(0.95)	$ 1,021	(0.73)	$ 1,296	(1.10)
Deferred fees and discounts	28	(0.02)	36	(0.03)	53	(0.04)
Allowance for loan losses	1,462	(0.81)	1,277	(0.92)	1,191	(1.01)
Net loans receivable	$180,857	100.00%	$138,425	100.00%	$118,249	100.00%

Type of Security:
Residential real estate
One-to four-family	$106,117	58.68%	$ 94,761	68.45%	$ 88,726	75.03%
Multi-family	2,414	1.33	3,100	2.24	2,076	1.76
Commercial real estate	36,672	20.28	22,237	16.06	17,753	15.01
Land	4,763	2.63	3,657	2.64	1,294	1.09
Savings accounts	871	0.48	825	0.60	826	0.70
Commercial	22,288	12.32	7,350	5.31	1,481	1.26
Consumer and other	10,950	6.06	8,829	6.38	8,633	7.30
Total loans	$184,075	101.78	$140,759	101.68	$120,789	102.15

Less:
Undisbursed loans in process	$ 1,728	(0.95)	$ 1,021	(0.73)	$ 1,296	(1.10)
Deferred fees and discounts	28	(0.02)	36	(0.03)	53	(0.04)
Allowance for loan losses	1,462	(0.81)	1,277	(0.92)	1,191	(1.01)
Net loans receivable	$180,857	100.00%	$138,425	100.00%	$118,249	100.00%

       One- to Four-Family Residential Mortgage Lending. The Bank focuses its lending efforts primarily on originating loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2001, net mortgage loans secured by one- to four-family residences totaled $110.0 million, or 60.8% of net loans receivable.

 Next Page

       The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2001, the Bank originated $8.7 million of ARM loans and $24.6 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

       The Bank currently originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. Loans originated in excess of 80% do not require private mortgage insurance, but the borrower is charged a higher rate. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years.

       The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans are secured by owner occupied properties which reprice at a margin of 2.75% over the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.00% to 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps. Additionally, in order to entice customers into an ARM, or better meet customer needs, the Bank offers ARMs with initial rates below those which would prevail under the foregoing computations, based on market factors, funding costs and the rates and terms for similar loans offered by the Bank's competitors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" or "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2001, loans tied to the CMT index totaled $24.7 million.

       Historically, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2001, loans tied to these indices totaled $29.0 million.

       In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During 2001, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

       Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate ("CRE") including multi-family dwellings, land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2001, the Bank had $36.6 million in CRE, which represented 20.2% of net loans receivable.

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

 Next Page

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

       Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2001, the Bank had $3.4 million, or 1.9% of net loans receivable in construction loans outstanding.

       Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2001, the Bank had $1.3 million in outstanding construction loans secured by residential real estate and $336,000 in other speculative construction loans secured by land or commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and 15-20 years on commercial real estate.

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

       Consumer Lending. The Bank offers a variety of secured consumer loans, including automobile, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Currently, all consumer loans are originated on a direct basis, where credit is extended directly to the borrower. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to prime rate and are for a period of ten years. At June 30, 2001, the Bank's consumer loan portfolio totaled $10.9 million, or 6.1% of net loans receivable.

       Automobile loans represent 67.9% of the Bank's installment loan portfolio at June 30, 2001, and totaled $7.4 million, or 4.1% of net loans receivable. Typically, automobile loans are made for terms of up to 60 months for new vehicles and up to 48 months for used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 80% of the purchase price of the vehicle.

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

 Next Page

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

       Commercial Business Lending. At June 30, 2001, the Bank also had $22.3 million in commercial business loans outstanding, or 12.3% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

Loan Maturity and Repricing

       The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

 Next Page

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$40,082	$18,628	$4,622	$46,647	$109,979
Commercial real estate	23,651	11,747	545	669	36,612
Construction	3,375	---	---	---	3,375
Consumer	3,338	8,260	156	67	11,821
Commercial business	12,535	7,922	1,821	10	22,288
Total loans	$82,981	$46,557	$7,144	$47,393	$184,075

       The following table sets forth the dollar amount of all loans due one year after June 30, 2001, which have fixed interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates
	(Dollars in thousands)

One-to four-family	$53,641	$16,256
Commercial real estate	8,703	4,258
Construction	---	---
Consumer	8,468	15
Commercial business	9,546	207
Total	$80,358	$20,736

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

       While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2001, the Bank originated $93.3 million of loans, compared to $57.4 million and $50.5 million in fiscal 2000 and 1999, respectively. Of these loans, mortgage loans originated were $57.3 million, $39.7 million and $38.0 million in fiscal 2001, 2000 and 1999, respectively.

       From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2001, the Bank purchased $2.8 million of new loans. At June 30, 2001, loan participations totaled $3.8 million, or 2.1% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2001, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand and portfolio growth.

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

 Next Page

       The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2001	2000	1999
	(Dollars in thousands)

Total mortgage loans at beginning of period	$123,755	$109,848	$108,637
Loans originated:
One-to four-family residential	33,271	24,191	27,839
Multi-family residential and commercial real estate	19,770	8,441	5,878
Construction loans	4,283	7,049	4,253
Total loans originated	57,324	39,681	37,970

Loans purchased:
Total loans purchased	12,823	---	---

Loans sold:
Total loans sold	(8,179)	---	---

Mortgage loan principal repayments	(34,411)	(25,349)	(36,364)

Foreclosures	(1,346)	(425)	(395)
Net loan activity	26,211	13,907	1,211

Total mortgage loans at end of period	$149,966	$123,755	$109,848

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

 Next Page

       The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2001.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

One-to four-family	2	$ 77	1	$ 51	3	$128
Commercial non-real estate	---	---	2	50	2	50
Commercial real estate	---	---	1	336	1	336
Mobile home	2	14	3	15	5	29
Consumer	11	73	11	38	22	111
Totals	15	$164	18	$490	33	$654

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

       At June 30, 2001, the Bank had no loans on which interest was not being accrued in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded interest income of $0, $51,000 and $17,000 on non-accrual loans during the years ended June 30, 2001, 2000 and 1999, respectively, if such loans had been performing during such periods. Interest income of approximately $0, $23,000 and $13,000 was recognized on these loans for the years ending June 30, 2001, 2000 and 1999, respectively.

 Next Page

       The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ ---	$ 38	$ 35	$ 182	$ 922
Commercial real estate	---	185	86	344	279
Consumer	---	145	60	7	179
Commercial business	---	169	---	---	---
Total	$ ---	$ 537	$ 181	$ 533	$1,380

Loans 90 days past due accruing interest:
One-to four-family	$ 51	$ 26	$ 146	$ 661	$ ---
Commercial real estate	336	13	---	3	---
Consumer	38	---	83	140	---
Commercial business	50	---	27	---	---
Mobile homes	15	---	55	---	---
Total	$ 490	$ 39	$ 311	$ 804	$ ---

Total nonperforming loans	$ 490	$ 576	$ 492	$1,337	$1,380

Foreclosed assets held for sale:
Real estate owned	$1,162	$ 464	$ 478	$ 172	$ 55
Other nonperforming assets	27	52	82	12	---
Total nonperforming assets	$1,679	$1,092	$1,052	$1,521	$1,435

Total nonperforming loans to net loans	0.27%	0.42%	0.42%	1.12%	1.28%
Total nonperforming loans to net assets	0.20%	0.31%	0.30%	0.86%	0.86%
Total nonperforming assets to total assets	0.69%	0.59%	0.64%	0.98%	0.89%

       Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as loss, it charges off the balance of the assets. Assets, which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, may be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Missouri Division of Finance, which can order the establishment of additional loss allowances.

 Next Page

       In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 2001, classified assets totaled $5.5 million, or 2.29% of total assets as compared to $4.0 million, or 2.15% of total assets at June 30, 2000.

       The largest classified commercial real estate relationship at June 30, 2001 totaled $2.4 million and was performing in accordance with its terms. In addition, the Bank had classified two other lending relationships secured primarily by commercial real estate, which in the aggregate totaled $788,000. The other borrowing relationships were classified due to concerns over whether the property securing the Bank's loans or the borrower generated sufficient cash flow to amortize the loans in accordance with their terms.

       Other Loans of Concern. In addition to the classified assets discussed above, there was also an aggregate of $1.0 million in net book value of loans (15 one- to four-family residential loans, six CRE and commercial loans and 19 consumer loans) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

       Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2001, the Company's balance of real estate owned totaled $1.2 million and included twenty-six properties secured primarily by real estate lots and three commercial lots. The balance on these commercial lots was $299,000. During fiscal 2000, the Bank began to take more aggressive action on collections.

       Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2001, of $1.5 million, which represented 87% of nonperforming assets as compared to $1.3 million or 117% of nonperforming assets at June 30, 2000. See Note 4 of Notes to Consolidated Financial Statements contained in the Annual Report, included as Exhibit 13.

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

 Next Page

       The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Allowance at beginning of period	$1,277	$1,191	$1,295	$ 706	$627
Recoveries
One-to four-family	15	1	2	1	---
Commercial real estate	1	---	---	---	---
Consumer	31	71	31	42	---
Mobile homes	6	39	58	89	---
Total recoveries	53	111	91	132	---

Charge offs:
One-to four-family	76	29	28	6	---
Commercial real estate	51	---	10	---	---
Commercial business	191	---	---	---	---
Consumer	294	172	286	116	162
Mobile homes	16	39	106	204	---
Total charge offs	628	240	430	326	162

Net charge offs	(575)	(129)	(339)	(194)	(162)
Acquired allowance for losses	250	---	---	---	---
Provision for loan losses	510	215	235	783	241

Balance at end of period	$1,462	$1,277	$1,191	$1,295	$706

Ratio of allowance to total loans outstanding at the end of the period	0.79%	0.91%	0.99%	1.07%	0.64%
Ratio of net charge offs to average loans outstanding during the period	0.35%	0.10%	0.29%	0.17%	0.16%

 Next Page

       The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2001		2000		1999		1998		1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
One-to four-family	$ 293	59.75%	$ 307	67.31%	$ 253	72.23%	$ 372	68.87%	$647	70.54%
Construction	16	1.83	21	4.05	17	2.94	20	2.24	---	3.46
Commercial real estate	657	19.89	529	16.55	604	15.77	612	18.60	---	16.57
Consumer	154	6.25	142	6.63	123	7.38	126	8.71	59	5.11
Commercial business	268	12.11	223	5.22	33	1.23	17	0.93	---	3.12
Mobile homes	11	0.17	32	0.24	41	0.45	127	0.65	---	1.20

Unallocated	63	N/A	23	N/A	120	N/A	21	N/A	---	N/A
Total allowance for loan losses	$1,462	100.00%	$1,277	100.00%	$1,191	100.00%	$1,295	100.00%	$706	100.00%

 Next Page

Investment Activities

       General. Under Missouri law, the Bank is permitted to invest in various types of liquid assets, including U.S. Government and State of Missouri obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities and obligations of States and their political sub-divisions. Generally, the investment policy of the Company is to invest funds among various categories of investments and repricing characteristics based upon the Bank's need for liquidity, to provide collateral for borrowings and public unit deposits, to help reach financial performance targets and to help maintain asset/liability management objectives.

       The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President and three outside directors.

       Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company does not have any investment securities classified as held to maturity at June 30, 2001. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2001, AFS securities totaled $35.1 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

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

       Investment and Other Securities. At June 30, 2001, the Company's investment securities portfolio totaled $11.0 million, or 4.5% of total assets as compared to $23.8 million, or 12.91% of total assets at June 30, 2000. The decrease was mostly attributed to $7.1 million in security sales and maturities of $10.2 million, exceeding $3.6 million in security purchases. Of the securities that matured, $9.3 million were called for early redemption. At June 30, 2001, the investment securities portfolio included $5.0 million in agency bonds, $3.9 million in municipal bonds, $1.2 million of which is subject to early redemption at the option of the issuer, and $2.2 million in FHLB stock. Based on contractual maturities, the weighted average maturity of the investment securities portfolio at June 30, 2001, excluding FHLB stock, was 32 months.

       Mortgage-Backed Securities. At June 30, 2001, MBS totaled $26.2, or 10.90%, of total assets as compared to $13.0 million, or 7.03% of total assets at June 30, 2000. During fiscal 2001, the Bank had maturities of $2.3 million and had purchases of $14.9 million in MBS. At June 30, 2001, the MBS portfolio included $1.9 million in adjustable-rate MBS, $1.8 in fixed-rate MBS and $22.5 million in collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Of the $22.5 million in CMOs, $1.4 million were adjustable rate and $21.1 million were fixed rate. Based on recent prepayment rates, the weighted average maturity of the CMOs portfolio at June 30, 2001 was 27 months.

 Next Page

Investment Securities Analysis

       The following table sets forth the Company's investment securities available for sale portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2001		2000		1999
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government agencies	$ 4,966	44.95%	$17,746	74.55%	$15,220	68.96%
State and political subdivisions	3,931	35.59	4,208	17.68	5,759	26.10
FHLB stock	2,150	19.46	1,850	7.77	1,091	4.94

Total	$11,047	100.00%	$23,804	100.00%	$22,070	100.00%

       The following table sets forth the maturities and weighted average yields of the debt securities (classified as AFS) in the Company's investment securities portfolio at June 30, 2001.

	Securities Available for Sale June 30, 2001
	Amortized Cost	Book/ Estimated Market Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government agencies:
Due within 1 year	$ ---	$ ---	---%
Due after 1 year but within 5 years	4,955	4,966	4.88
Due after 5 years but within 10 years	---	---	---
Total	4,955	4,966	4.88

State and political subdivisions:
Due within 1 year	1,095	1,109	5.28
Due after 1 year but within 5 years	2,261	2,344	5.22
Due after 5 years but within 10 years	440	478	6.16
Total	3,796	3,931	5.34

Total Available for Sale	$8,751	$8,897	5.08%

 Next Page

       The following table sets forth certain information at June 30, 2001 regarding the dollar amount of MBS in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at amortized cost as maturing at their next repricing date.

At June 30, 2001
(Dollars in thousands)
Amounts due:
Within 1 year	$ 3,323
After 1 year through 3 years	---
After 3 years through 5 years	---
After 5 years	22,654
Total	$25,977

       The following table sets forth the dollar amount of all MBS at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2001, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2001
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$22,654
Adjustable	3,323
Total	$25,977

       The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities), which had an aggregate book value in excess of 10% of the Bank's retained earnings at the dates indicated.

	At June 30,
	2001		2000		1999
	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
	(Dollars in thousands)

FHLMC certificates	$ 1,831	$ 1,831	$ ---	$ ---	$ 240	$ 240
GNMA certificates	1,450	1,450	1,937	1,937	4,981	4,981
FNMA certificates	476	476	586	586	2,107	2,107
Collateralized mortgage obligations issued by government agencies	20,746	20,746	10,434	10,434	9,572	9,572
Collateralized mortgage obligations issued by private issuer	1,721	1,721	---	---	---	---

Total	$26,224	$26,224	$12,957	$12,957	$16,900	$16,900

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

 Next Page

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

       In January 2001, Southern Missouri introduced a new savings account, the money market passbook account ("MMPA") in order to attract new deposits and generate a more stable source of funds that was less price sensitive than certificates of deposit ("CD"). The MMPA was originally offered at an above-market interest rate that was guaranteed until June 1, 2001 and has a minimum deposit requirement of $10,000. The MMPA was designed to give the customer a yield similar to those available from six to 12-month CD's, while allowing the depositor immediate access to their funds. At June 30, 2001, the MMPA had attracted $39.6 million in deposits and was priced similar to the cost of a one-year CD.

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

 Next Page

Weighted Average Interest Rate	Term	Category	Minimum		Percentage of Total Deposits
			Amount	Balance
				(In thousands)

0.00%	None	Non-interest Bearing	$ 100	$ 9,731	5.62%
1.44	None	NOW Accounts	100	15,980	9.22
3.81	None	Savings Accounts	100	46,292	26.72
2.86	None	Money Market Deposit Accounts	1,000	20,695	11.94

		Certificates of Deposit
4.15%	91-day	Fixed-term/Fixed-rate	500	451	0.26
3.43	91-day	IRA Fixed-term/Fixed-rate	500	2	---
4.32	5 month	Fixed-term/Fixed-rate	500	1,742	1.01
4.76	6 month	Fixed-term/Fixed-rate	500	8,814	5.09
4.66	6 month	IRA Fixed-term/Fixed-rate	500	735	0.42
5.19	7 month	Fixed-term/Fixed-rate	500	757	0.44
5.14	9 month	Fixed-term/Fixed-rate	500	4,783	2.76
5.07	9 month	IRA Fixed-term/Fixed-rate	500	2,062	1.19
5.15	10 month	Fixed-term/Fixed-rate	500	13	0.01
6.25	11 month	Fixed-term/Fixed-rate	500	13,525	7.81
5.93	11 month	IRA Fixed-term/Fixed-rate	500	2,029	1.18
5.71	12 month	Fixed-term/Fixed-rate	500	19,273	11.12
5.81	12 month	IRA Fixed-term/Fixed-rate	500	2,564	1.48
4.75	13 month	Fixed-term/Fixed-rate	500	767	0.44
5.85	14 month	Fixed-term/Fixed-rate	500	5	----
5.52	15 month	Fixed-term/Fixed-rate	500	2,665	1.54
5.97	18 month	Fixed-term/Fixed-rate	500	2,096	1.21
5.87	18 month	IRA Fixed-term/Fixed-rate	500	882	0.51
5.62	24 month	Fixed-term/Fixed-rate	500	3,900	2.25
6.01	24 month	IRA Fixed-term/Fixed-rate	500	516	0.30
3.44	24 month	IRA Fixed-term/Variable rate	500	857	0.49
5.68	25 month	Fixed-term/Fixed-rate	500	1,563	0.90
6.15	29 month	Fixed-term/Fixed-rate	500	14	0.01
5.83	30 month	Fixed-term/Fixed-rate	500	702	0.40
5.34	36 month	Fixed-term/Fixed-rate	500	2,392	1.38
5.47	36 month	IRA Fixed-term/Fixed-rate	500	3,564	2.05
5.28	48 month	Fixed-term/Fixed-rate	500	518	0.30
4.82	48 month	IRA Fixed-term/Fixed-rate	500	263	0.15
5.44	60 month	Fixed-term/Fixed-rate	500	2,043	1.18
5.61	60 month	IRA Fixed-term/Fixed-rate	500	1,028	0.59
7.95	96 month	Fixed-term/Fixed-rate	500	58	0.03

				$173,281	100.00%

 Next Page

       The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2001. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$ 4,146
Over three through six months	3,608
Over six through twelve months	3,622
Over 12 months	1,488
Total	$12,864

Time Deposits by Rates

       The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2001	2000	1999
	(Dollars in thousands)

3.00 - 3.99%	$ 1,788	$---	$ ---
4.00 - 4.99%	19,547	28,951	59,839
5.00 - 5.99%	38,771	37,008	28,231
6.00 - 6.99%	12,326	23,948	---
7.00 - 7.99%	8,093	52	26
8.00 - 8.99%	58	66	58

Total	$80,583	$90,025	$88,154

       The following table sets forth the amount and maturities of all time deposits at June 30, 2001.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

3.00 - 3.99%	$ 1,433	$ 355	$ ---	$ ---	$ ---	$ 1,788	2.22%
4.00 - 4.99%	17,746	1,436	327	38	---	19,547	24.26
5.00 - 5.99%	33,045	2,953	2,030	434	309	38,771	48.11
6.00 - 6.99%	7,768	2,911	1,286	66	295	12,326	15.30
7.00 - 7.99%	8,081	5	---	7	---	8,093	10.04
8.00 - 8.99%	---	49	9	---	---	58	0.07

Total	$68,073	$7,709	$3,652	$545	$604	$80,583	100.00%

 Next Page

Deposit Flow

       The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2001			2000			1999
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 9,731	5.62%	$ 7,682	$ 2,049	1.65%	$ (267)	$ 2,316	1.93%	$ (274)
NOW checking	15,980	9.22	4,571	11,409	9.21	2,297	9,112	7.58	1,602
Regular savings accounts	46,292	26.72	39,427	6,865	5.54	(485)	7,350	6.12	31
Money market deposit	20,695	11.94	7,123	13,572	10.95	350	13,222	11.00	4,972
Fixed-rate certificates which mature(1):
Within one year	67,216	38.79	(15,673)	82,889	66.89	6,271	76,618	63.77	2,711
Within three years	11,361	6.56	5,343	6,018	4.86	(3,752)	9,770	8.13	6,632
After three years	1,149	0.66	31	1,118	0.90	(648)	1,766	1.47	(4,930)
Variable-rate certificates which mature within one year	857	0.49	857	---	---	---	---	---	---
Total	$173,281	100.00%	$49,361	$123,920	100.00%	$3,766	$120,154	100.00%	$10,744

 Next Page

___________________________

(1)       At June 30, 2001, 2000 and 1999, certificates in excess of $100,000 totaled $12.9 million, $20.5 million and $15.3 million, respectively.

       The following table sets forth the savings activities of the Bank for the periods indicated.

	At June 30,
	2001	2000	1999
	(Dollars in thousands)

Beginning Balance	$123,920	$120,154	$109,410

Net increase (decrease) before interest credited	43,689	(412)	7,058
Interest credited	5,672	4,178	3,686
Net increase (decrease) in savings deposits	49,361	3,766	10,744

Ending balance	$173,281	$123,920	$120,154

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

       Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2001, the Bank's $37.0 million in FHLB advances were for original terms of ten years, subject to early redemption by the FHLB after an initial period of one to three years. In order for the Bank to borrow from the FHLB, it has pledged $44.4 million of its residential loans to the FHLB and has purchased $2.15 million in FHLB stock.

 Next Page

       The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2001	2000	1999
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ ---	$19,000	$750
Securities sold under agreements to repurchase	4,115	---	---
Total short-term borrowings	$4,115	$19,000	$750

Weighted average rate at year end	3.25%	6.64%	4.99%
	Year Ended June 30,
	2001	2000	1999
	(Dollars in thousands)
Short term FHLB advances
Daily average balance	$ 2,025	$ 8,869	$ 136
Weighted average interest rate	6.59%	5.95%	5.71%
Maximum outstanding at any month end	$23,500	$19,000	$1,000

Securities sold under agreements to repurchase
Daily average balance	$ 3,486	$ ---	$ ---
Weighted average interest rate	2.84%	---%	---%
Maximum outstanding at any month end	$ 5,169	$ ---	$ ---

Subsidiary Activities

       The Bank has one subsidiary, SMS Financial Services, Inc., which has two notes receivable totaling $491,000 from the sale of the insurance agency in May 1999. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

REGULATION

The Bank

       General. As a state-chartered, federally insured savings bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Missouri Division of Finance and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

 Next Page

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

       State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Missouri law and the regulations of the Missouri Division of Finance adopted thereunder. Missouri law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Missouri also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Missouri Division of Finance.

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

       Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2001, the Bank was in compliance with these reserve requirements.

       Savings Banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

       Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2001, the Bank had $2.2 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 5.9% in 2001.

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

 Next Page

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

       Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment based on SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. The FICO assessment is currently equal to about 1.88 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions.

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

 Next Page

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

       At June 30, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

 Next Page

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

       The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 2001. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

 Next Page

	At June 30, 2001
	Amount	Percent of Adjusted Total Assets(1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$18,828	8.2%
Tier 1 (leverage) capital requirement(2)	9,238	4.0
Excess	$ 9,590	4.2%

Tier 1 risk adjusted capital	$18,828	13.0%
Tier 1 risk adjusted capital requirement	5,777	4.0
Excess	$13,051	9.0%

Total risk-based capital	$20,290	14.0%
Total risk-based capital requirement	11,554	8.0
Excess	$ 8,736	6.0%

___________________________

(1)	For the Tier 1 (leverage) capital and Missouri regulatory capital calculations, percent of total average assets of $230.9 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $144.4 million.
(2)	As a Missouri-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Missouri Division of Finance. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

       Loans to One Borrower. As a result of the 10(1) Election made by the Bank in connection with the Charter Conversion (see "Item 1. Description of Business - General,") the Bank remains subject to the loans to one borrower regulations applicable to federal savings associations.

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

 Next Page

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

       Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2001, the Bank was in compliance with the QTL test.

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

 Next Page

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

The Company

       General. As a result of the 10(l) Election made by the Bank, in connection with the charter conversion, the Company is a savings and loan holding company regulated by the OTS (for as long as the Bank satisfies the QTL test) rather than a bank holding company regulated by the Federal Reserve Board. Accordingly, the Company is subject to OTS regulations and filing requirements.

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

 Next Page

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

 Next Page

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

       For additional information regarding taxation, see Note 12 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

       As of June 30, 2001, the Company had 77 full-time employees and 17 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

 Next Page

Item 2. Description of Properties

       The following table sets forth certain information regarding the Bank's offices as of June 30, 2001.

Location	Year Opened	Building Net Book Value as of June 30, 2001	Land Owned/ Leased	Building Owned/
	(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$ 452	Owned	Owned

Branch Offices

Highway 60 Van Buren, Missouri	1982	120	Owned	Owned

1330 Highway 67 Poplar Bluff, Missouri	1976	---	Leased(1)	Owned

Highway PP Poplar Bluff, Missouri	2001	931	Owned	Owned

Business 60 West Dexter, Missouri	1979	220	Owned	Owned

301 First Street Kennett, Missouri	1982	1,035	Owned	Owned

116 Washington Doniphan, Missouri	1976	---	Leased(2)	Leased

Highway 53 Quiln, Missouri	2000	69	Owned	Owned

______________________

(1)       Lease expired on September 3, 1999 and was renewed for its final 5 year period.
(2)       Leased for $400 per month. Lease expires November 1, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

 Next Page

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

Item 7. Financial Statements

       Independent Auditors' Report*

       (a)       Consolidated Statements of Financial Condition as of June 30, 2001 and 2000*

       (b)       Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999*

       (c)       Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2001, 2000 and 1999*

       (d)       Consolidated Statements of Cash Flows For the Years Ended June 30, 2001, 2000 and 1999*

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

Directors

       Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Next Page

Executive Officers

       Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be field not later than 120 days after the close of the fiscal year.

Section 16(b) Compliance

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

       Southern Missouri Bancorp is aware of the late filing of a Form 3 for Sammy A. Schalk related to when Mr. Schalk was appointed to the Board of Directors on October 17, 2000, and of the late filing of a Form 3 for James W. Duncan related to Mr. Duncan's appointment as Executive Vice President. Except as set forth above, to the Company's knowledge no other late reports occurred during the fiscal year ended June 30, 2001. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits, List and Reports on Form 8-K

       (a)        Exhibits

                    See Index to Exhibits.

       (b)       Report on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

 Next Page

SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Date: September 28, 2001	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors	September 28, 2001
By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial) and Accounting Officer)	September 28, 2001
By:	/s/ Leonard W. Ehlers Leonard W. Ehlers Director and Vice Chairman	September 28, 2001
By:	/s/ Samuel H. Smith Samuel H. Smith Director and Secretary	September 28, 2001
By:	/s/ James W. Tatum James W. Tatum Vice President and Director	September 28, 2001
By:	/s/ Ronnie D. Black Ronnie D. Black Director	September 28, 2001
By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 28, 2001
By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 28, 2001

 Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant	++
3(ii)	Bylaws of the Registrant	++
10	Material contracts:
	(a) Registrant's 1994 Stock Option Plan	*
	(b) Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
	(c) Employment Agreements: (i) Greg A. Steffens (ii) James W. Duncan	** ****
	(d) Director's Retirement Agreements (i) Robert A. Seifert (ii) Thadis R. Seifert (iv) Leonard W. Ehlers (v) James W. Tatum (vi) Samuel H. Smith	*** *** *** *** ***
	(vii) Sammy A. Schalk	****
	(viii) Ronnie D. Black	****
	(ix) L. Douglas Bagby	****
	(e) Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2001 Annual Report to Stockholders	13
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23

_______________________

*        Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**      Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***    Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****  Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
++      Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

 End.