Form 10QSB
period 2001-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2001-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended OR	September 30, 2001
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________ to _______________
Commission file number 0-23406

Southern Missouri Bancorp, Inc.

 (Exact name of registrant as specified in its charter)

Missouri (State or jurisdiction of incorporation)	43-1665523 (IRS employer id. no.)
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
Yes	X	No

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 09, 2001 1,213,201 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

Next Page

PART I       Item 1.       Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2001 AND JUNE 30, 2001

ASSETS
	September 30, 2001 (UNAUDITED)	June 30, 2001
Cash and cash equivalents	$ 7,604,801	$ 10,710,122
Investment and mortgage-backed securities
Available for sale - at estimated market value (amortized cost $37,551,158 and $34,728,747 at September 30, 2001 and June 30, 2001, respectively)	37,876,156	35,121,355
Stock in Federal Home Loan Bank of Des Moines	2,150,000	2,150,000
Loans receivable, net	186,963,323	180,856,594
Accrued interest receivable	1,847,306	1,601,830
Foreclosed real estate, net	731,194	1,162,156
Premises and equipment	5,298,759	5,068,808
Goodwill	3,560,892	3,624,706
Prepaid expenses and other assets	208,685	198,462
Total assets	$ 246,241,116	$240,494,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 175,043,727	$ 173,281,419
Securities sold under agreements to repurchase	3,562,517	4,115,142
Advances from FHLB of Des Moines	42,000,000	37,000,000
Advances from borrowers for taxes and insurance	305,262	280,112
Accounts payable and other liabilities	1,125,555	1,095,738
Accrued interest payable	1,008,577	1,139,134
Total liabilities	223,045,638	216,911,545
Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,460,592	17,450,851
Retained earnings, substantially restricted	15,720,750	15,372,440
Treasury stock of 590,000 shares at 9/30/01 and
530,621 shares at 6/30/01, at cost	(10,069,925)	(9,164,892)
Unearned employee benefits	(319,694)	(341,287)
Accumulated other comprehensive income	385,723	247,344
Total stockholders' equity	23,195,478	23,582,488
Total liabilities and stockholders' equity	$ 246,241,116	$240,494,033

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

	Three-months ended September 30,
	2001	2000
INTEREST INCOME:
Loans receivable	$ 3,759,904	$ 3,104,416
Investment securities	127,123	379,172
Mortgage-backed securities	375,989	206,941
Other interest-earning assets	53,969	23,816
Total interest income	4,316,985	3,714,345

INTEREST EXPENSE:
Deposits	1,734,460	1,640,949
Securities sold under agreements to repurchase	28,172	10,117
Other borrowings	554,133	569,746
Total interest expense	2,316,765	2,220,812

NET INTEREST INCOME	2,000,220	1,493,533

PROVISION FOR LOAN LOSSES	80,000	170,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,920,220	1,323,533

NONINTEREST INCOME:
Gain on sale of available for sale securities	1,366	-
Banking service charges	116,325	134,871
Loan late charges	22,943	24,003
Gain on sale of branches	-	633,538
Other income	62,812	32,662
Total noninterest income	203,446	825,074

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	689,651	615,338
Occupancy and equipment, net	240,047	235,196
SAIF deposit insurance premiums	7,638	6,422
Professional fees	46,861	59,830
Advertising	38,829	46,611
Postage and office supplies	68,546	72,956
Amortization of goodwill	63,814	21,271
Provision for loss on impairment of premises and equipment	-	125,338
Other operating expenses	221,446	247,386
Total noninterest expense	1,376,832	1,430,348

INCOME BEFORE INCOME TAXES	746,834	718,259

INCOME TAXES	250,348	267,252

NET INCOME	496,486	451,007

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on AFS securities	139,240	214,654
Adjustment for gains included in net income	(861)	-
Total other comprehensive income	138,379	214,654
COMPREHENSIVE INCOME	$ 634,865	$ 665,661

Basic earnings per common share	$0.41	$0.37
Diluted earnings per common share	$0.40	$0.37
Dividends per common share	$0.125	$0.125

See Notes to Consolidated Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (UNAUDITED)

	Three-months ended September 30,
	2001	2000
Cash Flows From Operating Activities:

Net income	$ 496,486	$ 451,007
Items not requiring (providing) cash:
Depreciation and amortization	122,528	119,871
MRP expense and ESOP expense	31,336	32,339
Gain on sale of mortgage-backed
securities, available for sale	(1,366)	-
Amortization of goodwill	63,814	21,271
Provision for loan losses	80,000	170,000
Provision for loss on impairment of premises and equipment	-	125,338
Gain on sale of branches	-	(633,538)
Net amortization of premiums and discounts	60,859	8,880
Changes in:
Accrued interest receivable	(245,476)	(91,519)
Prepaid expenses and other assets	(10,224)	(288,071)
Accounts payable and other liabilities	(51,455)	310,214
Accrued interest payable	(130,557)	504,171
Net cash provided by operating activities	415,945	729,963

Cash flows from investing activities:
Net increase in loans	(6,081,182)	(8,605,661)
Net cash received in acquisition of branches	-	14,021,579
Net cash paid in sale of branches	-	(4,153,644)
Proceeds from sales of mortgage-backed securities, available-for-sale	3,389,072	-
Proceeds from maturing mortgage-backed securities, available-for-sale	2,212,824	275,868
Proceeds from maturing investment securities, available-for-sale	5,450,000	-
Purchase of Federal Home Loan Bank stock	-	(300,000)
Purchase of investment securities, available-for-sale	(6,585,608)	-
Purchase of mortgage-backed securities, available-for-sale	(7,060,932)	-
Purchase of premises and equipment	(352,478)	(358,035)
Proceeds from sale of foreclosed real estate	325,416	37,159
Net cash (used in) provided by investing activities	(8,702,888)	917,266

Cash flows from financing activities:
Net (decrease) increase in certificates of deposit	(3,147,570)	2,096,816
Net increase (decrease) in demand, NOW and Saving accounts	4,909,878	(581,088)
Net (decrease) increase in securities sold under agreements to repurchase	(552,625)	2,569,892
Net increase in advances from borrowers for taxes and insurance	25,150	115,504
Proceeds from Federal Home Loan Bank advances	5,000,000	42,000,000
Repayments of Federal Home Loan Bank advances	-	(46,000,000)
Dividends on common stock	(148,177)	(156,731)
Exercise of stock options	65,625	78,540
Payments to acquire treasury stock	(970,659)	(8,925)
Net cash provided by financing activities	5,181,622	114,008

(Decrease) increase in cash and cash equivalents	(3,105,321)	1,761,237
Cash and cash equivalents at beginning of period	10,710,122	4,470,373

Cash and cash equivalents at end of period	$ 7,604,801	$ 6,231,610

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three-months ended September 30,
	2001	2000
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ -	$188,944
Conversion of foreclosed real estate to loans	47,600	-

Cash paid during the period for:
Interest (net of interest credited)	818,532	830,729
Income taxes	75,000	50,000

Supplemental information to the Consolidated Statement of Cash Flows relating the to the branch acquisitions

Noncash investing and financing transactions relating to the two branch acquisitions that are not reflected in the Consolidated Statement of Cash Flows for the three months ended September 30, 2000, are listed below:

Fair value of assets acquired, excluding cash and cash equivalents acquired	-	$27,249,092
Liabilities assumed	-	(45,109,896)
Goodwill	-	3,839,225
Net cash received in acquisition of branches	-	14,021,579

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:	Basis of Presentation
              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2001 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2001 and 2000.

Note 2:	Holding Company Formation and Stock Issuance Charter Conversions and State of Incorporation
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
              Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 2001 and 2000.

	Three Months Ended September 30,
	2001	2000
Net income	$ 496,486	$ 451,007
Weighted-average shares -
Basic earnings per share	1,223,908	1,218,267
Stock options under treasury
Stock method	17,776	8,466
Weighted-average shares -
Diluted earnings per share	1,241,684	1,226,733

Basic earnings per common share	$ 0.41	$ 0.37
Diluted earnings per common share	$ 0.40	$ 0.37

Next Page

PART I        Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

               The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $59,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

              The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at September 30, 2001 and the results of operations for the three-month periods ended September 30, 2001 and 2000, respectively.

Forward Looking Statements

               This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by The Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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

Next Page

Financial Condition

               The Company's total assets increased by $5.7 million, or 2.4%, to $246.2 million at September 30, 2001, as compared to $240.5 million at June 30, 2001. Loans increased by $6.1 million, or 3.4%, to $187.0 million due primarily to growth in residential real estate and commercial business loans of $3.2 million and $1.7 million, respectively. Asset growth was primarily funded with a $5.0 million increase in FHLB advances and a $1.8 million increase in deposits.

              The Company's stockholders' equity declined $387,000, or 1.6%, from $23.6 million at June 30, 2001 to $23.2 million at September 30, 2001. The decline was primarily due to the repurchase of $971,000 in common stock and the payment of cash dividends on common stock, partially offset by net earnings and positive mark-to-market adjustments on available-for-sale securities.

Results of Operations - Comparison of the three-month periods ended September 30, 2001 and 2000.

              Net Income. The Company's net income for the three-month period ended September 30, 2001 was $496,000 as compared to the $451,000 earned during the same period of the prior year. Increased earnings over the three-month period ended September 30, 2001 were primarily attributed to increased net interest income and reduced loan loss provisions. Net income for the three-month period ended September 30, 2000 included a $634,000 pretax gain realized on the sale of two branches as well as approximately $285,000 in non-recurring expenses related to the purchase, sale and closing of branches and data processing conversion costs.

              Net Interest Income. Net interest income increased $507,000, to $2.0 million for the three-month period ended September 30, 2001 as compared to the $1.5 million earned during the same period of the prior year. The 33.9% increase was primarily due to the incremental spread earned on the difference between the $35.5 million increase in average interest earning assets and the $36.2 million increase in interest-bearing liabilities and the 49 basis point increase in the average interest rate spread to 3.24% from 2.75% over the same period of the prior year.

               Interest Income. Interest income increased $603,000, to $4.3 million for the three-month period ended September 30, 2001 as compared to $3.7 million during the same period of the prior year. The 16.2% increase was primarily due to the $35.5 million, or 18.4% increase in average interest-earning assets over the same period of the prior year. The increase in interest-earning assets was partially offset by the 16 basis point decrease in the average yield earned on these assets, from 7.68% to 7.52%. The decreased yield was primarily due to lower average interest rates.

               Interest Expense. Interest expense increased $96,000, to $2.3 million for the three-month period ended September 30, 2001 as compared to $2.2 million for the same period of the prior year. The 4.3% increase over the three-month period was primarily due to a $36.2 million, or 20.1% increase in average interest-bearing liabilities over the same period of the prior year. This increase was mostly offset by a 65 basis point decrease in the average cost of these liabilities, from 4.93% to 4.28%. The reduction in the cost of these liabilities was primarily due to lower average interest rates and a change in the composition of liabilities from higher yielding certificates of deposit to lower yielding checking, savings and money-market accounts.

               Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2001 was $80,000 as compared to the $170,000 provision made during the same period of the prior year. The decrease in the provision was the result of a reduction in loan charge offs and a decline in the amount of adversely classified assets. (see "Allowance for Loan Loss Activity" and "Nonperforming Assets").

               Noninterest Income. Noninterest income increased $12,000, to $203,000 for the three-month period ended September 30, 2001, as compared to the $192,000 earned during the same period of the prior year, exclusive of the $634,000 gain realized on the sale of branches. The increase was primarily attributed to a $30,000 increase in other income, partially offset by a $19,000 decline in banking service charges. The increase in other income was due to an expanded customer base.

               Noninterest Expense. Noninterest expense decreased $54,000 to $1.38 million for the three-month period ended September 30, 2001 as compared to the $1.43 million expended during the same period of the prior year. The decrease was primarily due to $285,000 in non-recurring expenses related to the purchase, sale and closing of branches and data processing conversion costs during the prior period. During the three-month period ended September 30, 2001, expenses for compensation and benefits and goodwill increased $74,000 and $43,000, respectively, when compared to the same period of the prior year. Increased compensation expense was primarily due to increased staffing levels due to the opening of two new branches, while increased goodwill amortization was due to three months of amortization for

Next Page

the current period verses one month in the prior period. Non-recurring expenses included in the prior periods results included a $75,000 expense related to an adjustment in the carrying value of the Bank's former office in Kennett, $66,000 in data processing conversion costs, $58,000 in check issuance charges for customers of the acquired branches and a $51,000 write down on the carrying value of premises and equipment.

              Provision for Income Taxes. The provision for income taxes for the three-month period ended September 30, 2001 was $250,000 as compared to the $267,000 expended during the same period of the prior year. The decline was primarily due to a reduction in the Company's effective tax rate to 33.5% from 37.2%, which was primarily the result of the higher municipal income and the receipt of a $15,000 refund of state taxes paid in tax year 1998 and 1999 related to taxation of FHLB interest and dividends.

Allowance for Loan Loss Activity

               The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2001 and 2000:

	2001	2000
Balance, beginning of period	$ 1,461,684	$ 1,276,953
Loans charged off:
Commercial real estate	-	(48,273)
Commercial	-	(136,509)
Consumer	(38,508)	(58,142)
Gross charged off loans	(38,508)	(242,924)
Recoveries of loans previously charged off:
Consumer	10,870	6,358
Gross recoveries of charged off loans	10,870	6,358
Net charge offs	(27,638)	(236,566)
Acquired allowance for losses	-	250,000
Provision charged to expense	80,000	170,000
Balance, end of period	$ 1,514,046	$ 1,460,387

Ratio of net charge offs during the period
to average loans outstanding during the period	.01%	.16%

Nonperforming Assets

               The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $54,000 to $1.51 million at September 30, 2001 from $1.46 million on June 30, 2001. At September 30, 2001, the Bank had $4.9 million, or 1.99% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.5 million, or 2.29% of assets at June 30, 2001.

               The ratio of nonperforming assets to total assets and net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Next Page

Loans past maturity/delinquent 90 days or more	9/30/01	6/30/01	9/30/00
Residential real estate	$ 156,000	$ 51,000	$ 256,000
Commercial real estate	400,000	336,000	-
Commercial	137,000	50,000	95,000
Consumer	45,000	53,000	190,000
Total loans past maturity/delinquent 90+ days	738,000	490,000	541,000
Foreclosed real estate or other real estate owned	731,000	1,162,000	761,000
Total nonperforming assets	$1,469,000	$1,652,000	$1,302,000
Percentage nonperforming assets to total assets	0.60%	0.69%	0.60%
Percentage nonperforming loans to net loans	0.39%	0.27%	0.33%

              The increase in loans past maturity or delinquent 90 days or more from June 30, 2001 to September 30, 2001 was primarily due to the deterioration in the financial condition of one of the Company's borrowers who has experienced cash flow problems in their primary business. This borrower's financial problems increased nonperforming residential real estate, commercial real estate and commercial loans by $99,000, $28,000 and $117,000, respectively.

Asset and Liability Management and Market Risk

               The goal of the Bank's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Bank to an excessive level of interest-rate risk. The Bank employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Bank may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

               Recently, as a result of competitive pricing in the market and strong customer demand, the Bank's fixed-rate loans for residential loan originations have increased greatly, and totaled $7.9 million during the first three months of fiscal 2002. At September 30, 2001, fixed rate loans with remaining maturities in excess of 10 years totaled $52.4 million, or 28.0% of loans receivable as compared to $46.4 million, or 25.7% of loans receivable at June 30, 2001.

               In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized longer term (up to 10 year maturities) FHLB advances, subject to early redemption, to fund the fixed-rate residential loan originations. Other elements of the Bank's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) actively soliciting less rate-sensitive deposits, and (v) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

Liquidity and Capital Resources

               The Company's primary potential sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal and interest, investment maturities and sales, and ongoing operating results. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including general economic conditions and market competition. The Bank has primarily relied on FHLB advances as a source for funding cash or liquidity needs.

              The Company uses its liquidity resources principally to satisfy ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2001, the Company had outstanding commitments to fund approximately $21.1 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2001, the Bank had available credit at the FHLB of approximately $89.0 million, of which $42.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Next Page

Regulatory Capital

               The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 2001, the Bank exceeded all regulatory capital requirements with leverage capital of $18.9 million (7.93% of average total assets), tier I capital of $18.9 million (12.37% of risk-based assets) and risk-based capital of $20.4 million (13.36% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

Item 2 -	Changes in Securities and Use of Proceeds

None

Item 3 -	Defaults upon Senior Securities

Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders

	(a)	On October 15, 2001, the Company held its Annual Meeting of Stockholders.

	(b)	At the meeting Mr. Leonard W. Ehlers, Thadis R. Seifert and Sammy A. Schalk were elected to three-year terms to expire in 2004 and the Company's proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors for the fiscal year end June 30, 2002 was also approved.

	(c)	The results of the voting on each of the proposals is as follows:

	(i)	The election of Mr. Leonard W. Ehlers as a director of the Company;

		VOTES	FOR	WITHHELD
		1,087,619	1,077,489	10,130

	(ii)	The election of Mr. Thadis R. Seifert as a director of the Company;

		VOTES	FOR	WITHHELD
		1,087,619	1,074,439	13,180

	(iii)	The election of Mr. Sammy A. Schalk as a director of the Company;

		VOTES	FOR	WITHHELD
		1,087,599	1,074,296	13,303

	(iv)	The proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors;

		VOTES	FOR	AGAINST	ABSTAIN
		1,087,619	1,079,688	6,573	1,358

Next Page

Item 5 -	Other Information

None

Item 6 -	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		3	(a)	Certificate of Incorporation of the Registrant++
		3	(b)	Bylaws of the Registrant++

		10	Material Contracts
			(a)	Registrant's Stock Option Plan*
			(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
			(c)	Employment Agreements
				(i)	Greg A. Steffens**
				(ii)	James W. Duncan****
			(d)	Director's Retirement Agreements
				(i)	Robert A. Seifert***
				(ii)	Thadis R. Seifert***
				(iii)	Leonard W. Ehlers***
				(iv)	James W. Tatum***
				(v)	Samuel H. Smith***
				(vi)	Sammy A. Schalk****
				(vii)	Ronnie D. Black****
				(viii)	L. Douglas Bagby****

			(e)	Tax Sharing Agreement***

++	Filed as an exhibit to the Regisrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
**	Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(b)	Reports on Form 8-K:

On October 4, 2001, the Company filed a Form 8-K to announce the completion of its 5% stock repurchase program announced on July 26, 2001and to announce its intention to repurchase an additional 5% of its outstanding common stock, or 60,660 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant
Date:	November 13, 2001	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board
Date:	November 13, 2001	/s/ Greg A. Steffens Greg A. Steffens President

End.