Form 10QSB
period 2001-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2002-02-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

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

Yes   X   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at January 31, 2002 1,207,235 Shares

 Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY

FORM 10-QSB

 Next Page

PART I        Item 1. Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND JUNE 30, 2001

ASSETS

	December 31, 2001	June 30, 2001
	(Unaudited)
Cash and cash equivalents	$9,811,316	$10,710,122
Investment and mortgage-backed securities
Available for sale - at estimated market value
(amortized cost $35,495,329 and $34,728,747 at December 31,	35,913,545	35,121,355
2001 and June 30, 2001, respectively)
Stock in Federal Home Loan Bank of Des Moines	2,200,000	2,150,000
Loans receivable, net	195,153,759	180,856,594
Accrued interest receivable	1,453,518	1,601,830
Foreclosed real estate, net	731,585	1,162,156
Premises and equipment	5,632,068	5,068,808
Goodwill	3,497,077	3,624,706
Prepaid expenses and other assets	234,421	198,462
Total assets	$254,627,289	$240,494,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$181,404,740	$173,281,419
Securities sold under agreements to repurchase	4,285,391	4,115,142
Advances form FHLB of Des Moines	44,000,000	37,000,000
Advances from borrowers for taxes and insurance	93,305	280,112
Accounts payable and other liabilities	740,468	1,095,738
Accrued interest payable	706,240	1,139,134
Total liabilities	231,230,144	216,911,545
Commitments and contingencies
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,470,334	17,450,851
Retained earnings, substantially restricted	16,105,284	15,372,440
Treasury stock of 595,966 shares at 12/31/01 and	(10,161,881)	(9,164,892)
530,621 shares at 6/30/01, at cost
Unearned employee benefits	(298,101)	(341,287)
Accumulated other comprehensive income	263,477	247,344
Total stockholders' equity	23,397,145	23,582,488
Total liabilities and stockholders' equity	$254,627,289	$240,494,033

See Notes to Consolidated Financial Statements

 Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

	Three-months ended December 31,		Six-months ended December 31,
	2001	2000	2001	2000
INTEREST INCOME:
Loans receivable	$3,718,722	$3,476,939	$7,478,626	$6,581,355
Investment securities	112,242	378,031	239,366	757,204
Mortgage-backed and related securities	373,924	201,244	749,913	408,185
Other interest-earning assets	23,691	25,622	77,660	49,438
Total interest income	4,228,579	4,081,836	8,545,565	7,796,182

INTEREST EXPENSE:
Deposits	1,418,834	1,872,819	3,153,295	3,503,651
Securities sold under agreements	19,349	54,486	47,521	64,603
to repurchase
Other borrowings	624,300	465,657	1,178,433	1,045,521
Total interest expense	2,062,483	2,392,962	4,379,249	4,613,775

NET INTEREST INCOME	2,166,096	1,688,874	4,166,316	3,182,407

PROVISION FOR LOAN LOSSES	90,000	60,000	170,000	230,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,076,096	1,628,874	3,996,316	2,952,407

NONINTEREST INCOME:
Gain on sale of available for sale securities	-	-	1,366	-
Banking service charges	123,008	126,952	239,333	261,823
Late charges and other fees	26,193	22,336	49,136	46,339
Gain on sale of branches	-	-	-	633,538
Other income	64,492	55,016	127,305	87,678
Total noninterest income	213,693	204,304	417,140	1,029,378

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	764,476	667,230	1,454,127	1,282,568
Occupancy and equipment, net	290,849	193,285	530,895	377,689
SAIF deposit insurance premiums	7,859	6,235	15,497	12,657
Professional fees	51,919	62,887	98,779	122,717
Advertising	40,382	36,492	79,211	83,103
Postage and office supplies	68,310	58,881	136,856	131,838
Amortization of goodwill	63,814	63,814	127,629	85,086
Provision for loss on impairment of equipment	-	-	-	125,338
Other operating expenses	181,850	185,062	403,297	483,238
Total noninterest expense	1,469,459	1,273,886	2,846,291	2,704,234

INCOME BEFORE INCOME TAXES	820,330	559,292	1,567,165	1,277,551

PROVISION FOR INCOME TAXES	284,770	177,849	535,118	445,101

NET INCOME	535,560	381,443	1,032,047	832,450

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on AFS securities	(122,246)	399,378	16,994	614,662
Adjustment for gains included in net income, net	-	-	(861)	-
Total other comprehensive income	(122,246)	399,378	16,133	614,662
COMPREHENSIVE INCOME	$ 413,314	$ 780,821	$1,048,180	$1,447,112

Basic earnings per common share	$0.45	$0.31	$0.86	$0.68
Diluted earnings per common share	$0.45	$0.31	$0.85	$0.68
Dividends per common share	$0.125	$0.125	$0.25	$0.25

See Notes to Consolidated Financial Statements

 Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 2001 AND DECEMBER 31, 2000 (UNAUDITED)

	Six-months ended December 31,
	2001	2000
Cash Flows From Operating Activities:
Net income	$1,032,047	$ 832,450
Items not requiring (providing) cash:
Depreciation and amortization	291,369	199,208
MRP expense and ESOP expense	62,669	64,680
Gain on sale of mortgage-backed
securities, available for sale	(1,366)	-
Amortization of goodwill	127,629	85,086
Provision for loan losses	170,000	230,000
Provision for abandonment of premises and equipment	-	125,338
Gain on sale of branches	-	(633,538)
Net amortization of deferred income, premiums, and discounts	152,711	18,022
Changes in:
Accrued interest receivable	148,312	(103,963)
Prepaid expenses and other assets	(35,959)	71,262
Accounts payable and other liabilities	(364,745)	(141,992)
Accrued interest payable	(432,894)	394,613
Net cash provided by operating activities	1,149,773	1,141,166

Cash flows from investing activities:
Net increase in loans	(14,362,010)	(14,034,620)
Net cash received in acquisition of branches	-	14,021,579
Net cash paid in sale of branches	-	(4,153,644)
Proceeds from sales of mortgage-backed securities, available-for-sale	3,389,072	-
Proceeds from maturing mortgage-backed securities, available-for-sale	4,904,259	599,215
Proceeds from maturing investment securities, available-for-sale	8,115,000	1,350,000
Purchase of Federal Home Loan Bank stock	(50,000)	(300,000)
Purchase of investment securities, available-for-sale	(6,755,608)	-
Purchase of mortgage-backed-securities, available-for-sale	(10,570,650)	-
Purchase of premises and equipment	(854,629)	(677,268)
Proceeds from sale of foreclosed real estate	325,416	257,813
Net cash used in investing activities	(15,859,150)	(2,936,925)

Cash flows from financing activities:
Net decrease in certificates of deposit	(4,544,235)	(4,075,087)
Net increase in demand, NOW and savings accounts	12,667,556	1,172,137
Net increase in securities sold under agreements to repurchase	170,249	3,742,146
Net decrease in advances from borrowers for taxes and insurance	(186,807)	(133,130)
Proceeds from Federal Home Loan Bank advances	7,000,000	68,000,000
Repayments of Federal Home Loan Bank advances	-	(65,500,000)
Cash dividends paid	(299,202)	(314,357)
Exercise of stock options	65,625	78,540
Purchase of treasury stock	(1,062,615)	(10,646)
Net cash provided by financing activities	13,810,571	2,959,603

(Decrease) increase in cash and cash equivalents	(898,806)	1,163,844

Cash and cash equivalents at beginning of period	10,710,122	4,470,373

Cash and cash equivalents at end of period	$ 9,811,316	$ 5,634,217

See Notes to Consolidated Financial Statements

 Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six-months ended December 31,
	2001	2000
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate and other assets	$82,507	$338,257
Conversion of foreclosed real estate to loans	57,600	4,889

Cash paid during the period for:
Interest (net of interest credited)	2,091,121	1,894,208
Income taxes	477,000	504,654

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

See Notes to Consolidated Financial Statements

 Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:       Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2001 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2001 and 2000.

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

Note 4:       Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six month periods ended December 31, 2001 and 2000.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Net income	$ 535,560	$ 381,443	$1,032,047	$ 832,450
Weighted-average shares -
Basic earnings per share	1,180,786	1,224,557	1,202,513	1,221,412
Stock options under treasury
Stock method	20,394	12,175	19,085	10,321
Weighted-average shares -
Diluted earnings per share	1,201,180	1,236,732	1,221,598	1,231,733
Basic earnings per common share	$ 0.45	$ 0.31	$ 0.86	$ 0.68
Diluted earnings per common share	$ 0.45	$ 0.31	$ 0.85	$ 0.68

 Next Page

PART I        Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $955,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at December 31, 2001 and the results of operations for the three and six month periods ended December 31, 2001 and 2000, respectively.

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

 Next Page

Financial Condition

The Company's total assets increased by $14.1 million, or 5.9%, to $254.6 million at December 31, 2001, as compared to $240.5 million at June 30, 2001. Loans increased by $14.3 million, or 7.91%, to $195.2 million due primarily to growth in residential real estate and commercial business loans of $6.4 million and $4.7 million, respectively. Asset growth has been funded primarily with deposits and FHLB advances, which have increased $8.1 million and $7.0 million, respectively. The Company's deposit mix continued to change as certificates of deposit ("CD") declined $4.5 million, while transaction and savings accounts increased $12.7 million. The change in the deposit mix was primarily due to pricing decisions and changes in market conditions.

The Company's stockholders' equity declined $185,000, or .79%, from $23.6 million at June 30, 2001 to $23.4 million at December 31, 2001. The decline was primarily due to the repurchase of $1.1 million in common stock and the payment of cash dividends on common stock, partially offset by net income. The Company has approximately 55,000 common shares of stock remaining to be purchased under a stock repurchase program announced on September 28, 2001.

Results of Operations - Comparison of the three and six-month periods ended December 31, 2001 and 2000.

Net Income. The Company's net income for the three and six-month periods ended December 31, 2001 was $536,000 and $1.0 million, respectively, as compared to $381,000 and $832,000 earned during the same periods in the prior year. Increased earnings recorded during the three and six-month periods were primarily due to increased net interest income, partially offset by increased non-interest expense. Net income for the six month period ended December 31, 2000 included a $634,000 pretax gain on the sale of two branches as well as approximately $285,000 in non-recurring expenses related to the purchase, sale and closing of branches and data processing conversion costs.

Net Interest Income. Net interest income increased $477,000, or 28.3%, to $2.2 million for the three-month period ended December 31, 2001 when compared to the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $32.2 million increase in average interest-earning assets and the $31.8 million increase in average interest-bearing liabilities and the 44 basis point increase in the average interest rate spread to 3.43% from 2.99% over the same period of the prior year.

Net interest income increased $984,000, or 30.9%, to $4.2 million for the six-month period ended December 31, 2001 when compared to the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $35.0 million increase in average interest-earning assets and the $33.6 million increase in average interest-bearing liabilities and the 40 basis point increase in the average interest rate spread to 3.34% from 2.94% over the same period of the prior year.

Interest Income. Interest income increased $147,000 to $4.2 million for the three-month period ended December 31, 2001 as compared to the $4.1 million earned during the same period of the prior year. The 3.6% increase was primarily due to a $32.2 million, or 15.7% increase in average interest-earning assets, partially offset by an 82 basis point decrease in the average yield earned on those assets, from 7.94% to 7.12%. Interest income increased $749,000 to $8.5 million for the six-month period ended December 31, 2001 as compared to the $7.8 million earned during the same period of the prior year. The 9.6% increase was primarily due to a $35.0 million, or 17.7%, rise in average interest-earning assets, partially offset by a 54 basis point decrease in the average yield earned on those assets, from 7.86% to 7.32%. The reduction in average yields over the three and six month periods ended December 31, 2001 was primarily due to a general decline in the market rate of interest.

Interest Expense. Interest expense decreased $330,000 to $2.1 million for the three-month period ended December 31, 2001 from $2.4 million during the same period of the prior year. The 13.8% decrease was primarily due to the 127 basis point decline in the average cost of interest-bearing liabilities, from 4.95% to 3.68%, partially offset by the $31.8 million, or 16.6%, increase in average interest-bearing liabilities. Interest expense decreased $235,000 to $4.4 million for the six-month period ended December 31, 2001 from $4.6 million during the same period of the prior year. The 5.1% decrease was primarily due to a 94 basis point decline in the average cost of interest-bearing liabilities from 4.93% to 3.99%, partially offset by the $33.6 million, or 18.1% increase in average interest-bearing liabilities. The reduction in average costs was primarily due to lower average interest rates and a change in the composition of interest-bearing liabilities from CDs to checking, savings and money-market accounts, which typically have lower average costs.

Provision for Loan Losses. The provision for loan losses for the three and six-month periods ended December 31, 2001 was $90,000 and $170,000, respectively, as compared to the $60,000 and $230,000 provisions made during the same periods of the prior year. The decrease in the provision over the six-month period December 31, 2001 was primarily due to a reduction in charge-offs, reduced delinquencies and a decline in adversely classified assets. (see "Loan Loss Activity" and "Nonperforming Assets").

 Next Page

Noninterest Income. Noninterest income increased $10,000 to $214,000 for the three-month period ended December 31, 2001 as compared to the $204,000 earned during the same period of the prior year. Noninterest income increased $21,000 to $417,000 for the six-month period ended December 31, 2001 as compared to the $396,000 earned during the same period of the prior year, exclusive of the $634,000 gain realized on the sale of two branches. The increases for both periods were primarily due to an increased customer base and the implementation of other fee-related services.

Noninterest Expense. Noninterest expense increased $196,000, to $1.5 million for the three-month period ended December 31, 2001, as compared to the $1.3 million expended during the same period of the prior year. The increase was primarily due to increased compensation and benefits expense and higher occupancy costs of $97,000 and $98,000, respectively. Part of the increase in these expenses was due to the opening of two new full-service facilities and additional investments in new technology.

Noninterest expense increased $142,000, to $2.8 million, for the six-month period ended December 31, 2001 as compared to the $2.7 million expended over the same period of the prior year. The increase was primarily due to increased expenses for compensation and benefits, occupancy and amortization of goodwill of $172,000, $153,000 and $43,000, respectively, partially offset by a reduction in loss on impairment of equipment and other expenses of $125,000 and $80,000, respectively.

Provision for Income Taxes. The provision for income taxes for the three and six-month periods ended December 31, 2001 was $285,000 and $535,000, respectively, as compares to the $178,000 and $445,000 expended during the same periods of the prior year. The increase in the tax provision for the three and six-month periods ended were attributed to increased taxable income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2001 and 2000:

	2001	2000
Balance, beginning of period	$ 1,461,684	$ 1,276,953
Loans charged off:
Residential real estate	(20,541)	(6,894)
Commercial real estate	(11,966)	(48,273)
Commercial	(95,306)	(191,247)
Consumer	(85,638)	(114,699)
Gross charged off loans	(213,451)	(361,113)
Recoveries of loans previously charged off:
Residential real estate	437	200
Commercial real estate	-	1,039
Consumer	22,068	23,592
Gross recoveries of charged off loans	22,505	24,831
Net charge offs	(190,946)	(336,282)
Allowances of acquired loans	-	250,000
Provision charged to expense	170,000	230,000
Balance, end of period	$ 1,440,738	$ 1,420,671

Ratio of net charge offs during the period
to average loans outstanding during the period	.10%	.14%

The decrease in charge offs over the six month period ended December 31, 2001, when compared to the same period of the prior year was primarily due to the implementation of more aggressive loan collection procedures, which increased the prior periods charge-offs as poorly performing loans were resolved.

 Next Page

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses decreased $21,000 to $1.4 million at December 31, 2001 from June 30, 2001. At December 31, 2001, the Bank had $2.0 million, or 0.79% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.5 million, or 2.29% of assets at June 30, 2001. The improvement was primarily due to one commercial real estate relationship, which totaled $2.4 million being removed from adverse classification due to the improved financial performance of the underlying security.

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

Loans past maturity/delinquent 90 days or more	12/31/01	6/30/01	12/31/00
Residential real estate	$ 108,000	$ 51,000	$ 769,000
Commercial real estate	33,000	336,000	0
Commercial	23,000	50,000	99,000
Consumer	50,000	53,000	110,000
Total loans past maturity/delinquent 90+ days	214,000	490,000	978,000
Foreclosed real estate or other real estate owned	731,000	1,162,000	723,000
Total nonperforming assets	$ 945,000	$1,652,000	$ 1,701,000

Percentage nonperforming assets to total assets	0.37%	0.69%	0.76%
Percentage nonperforming loans to net loans	0.11%	0.27%	0.58%

The decrease in loans past maturity or delinquent 90 days or more from June 30, 2001 to December 31, 2001 was primarily due to an improvement in the repayment status of a commercial real estate loan, which had a $336,000 balance on June 30, 2001.

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

Recently, as a result of competitive pricing in the market and strong customer demand, the Bank's fixed-rate residential loan production has increased. During the six-month period ended December 31, 2001, fixed rate residential loan originations totaled $18.8 million as compared to $11.2 million during the same period of the prior year. At December 31, 2001, fixed rate loans with remaining maturities in excess of 10 years totaled $57.7 million, or 29.4% of loans receivable as compared to $46.4 million, or 25.7% of loans receivable at June 30, 2001.

In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized long-term (up to 10 year maturities) FHLB advances, subject to early redemption, to fund a portion of the fixed-rate residential loans originations. Other elements of the Bank's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) actively soliciting less rate-sensitive deposits, and (v) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

 Next Page

Liquidity and Capital Resources

The Company's primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal and interest, investment maturities and sales, and ongoing operating results. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including general economic conditions and market competition. The Bank has primarily relied on FHLB advances as a source for funding cash or liquidity needs.

The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At December 31, 2001, the Company had outstanding commitments to fund approximately $17.7 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 2001, the Bank had available credit at the FHLB of approximately $88.8 million, of which $44.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Regulatory Capital

The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 2001, the Bank exceeded all regulatory capital requirements with leverage capital of $18.4 million (7.46% of average total assets), tier I capital of $18.4 million (11.54% of risk-based assets) and risk-based capital of $19.8 million (12.45% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

Item 2 -	Changes in Securities and Use of Proceeds
None

Item 3 -	Defaults upon Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders
None

Item 5 -	Other Information
None

Item 6 -	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		(3)(a)	Certificate of Incorporation of the Registrant++
		(3)(b)	Bylaws of the Registrant++
		10	Material Contracts
			(a)	Registrant's Stock Option Plan*
			(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
			(c)	Employment Agreements**
				(i)	Greg A. Steffens
				(ii)	James W. Duncan
			(d)	Director's Retirement Agreements***
				(i)	Robert A. Seifert
				(ii)	Thadis R. Seifert
				(iii)	Leonard W. Ehlers
				(iv)	James W. Tatum
				(v)	Samuel H. Smith
				(vi)	Sammy A. Schalk****
				(vii)	Ronnie D. Black****
				(viii)	L. Douglas Bagby****
			(e)	Tax Sharing Agreement***

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's Registration Statement on Form S-1 (33-73746).
**	Filed as an exhibit to the registrant's 1994 annual meeting proxy statement dated October 21, 1994.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.

(b)	Reports on Form 8-K:
None

 Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: February 13, 2002	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board

Date: February 13, 2002	/s/ Greg A. Steffens Greg A. Steffens President

 End.