Form 10QSB
period 2002-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2002-05-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-23406

Southern Missouri Bancorp, Inc.

 (Exact name of registrant as specified in its charter)

Missouri (State or jurisdiction of incorporation)	43-1665523 (IRS employer id. no.)

531 Vine Street Poplar Bluff, MO (Address of principal executive offices)	63901 (Zip code)

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

Yes	X	No

           Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2002
Common Stock, Par Value $.01	1,207,235 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

INDEX

Next Page

PART I        Item 1. Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2002 AND JUNE 30, 2001 (Unaudited)

ASSETS

	March 31, 2002	June 30, 2001
Cash and cash equivalents	$9,889,383	$10,710,122
Investment and mortgage-backed securities
Available for sale - at estimated market value
(amortized cost $36,435,107 and $34,728,747 at March 31, 2002
and June 30, 2001, respectively)	36,682,602	35,121,355
Stock in Federal Home Loan Bank of Des Moines	2,200,000	2,150,000
Loans receivable, net	203,076,708	180,856,594
Accrued interest receivable	1,538,853	1,601,830
Foreclosed real estate	406,346	1,162,156
Premises and equipment	5,731,868	5,068,808
Goodwill	3,433,263	3,624,706
Prepaid expenses and other assets	224,222	198,462
Total Assets	$263,183,245	$240,494,033

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$ 188,563,164	$ 173,281,419
Securities sold under agreements to repurchase	4,956,142	4,115,142
Advances from FHLB of Des Moines	44,000,000	37,000,000
Advances from borrowers for taxes and insurance	154,078	280,112
Accounts payable and other liabilities	1,074,603	1,095,738
Accrued interest payable	669,214	1,139,134
Total Liabilities	239,417,201	216,911,545

Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,481,537	17,450,851
Retained earnings, substantially restricted	16,577,855	15,372,440
Treasury stock of 595,966 shares at 03/31/02 and
530,621 shares at 6/30/01, at cost	(10,191,881)	(9,164,892)
Unearned employee benefits	(275,420)	(341,287)
Accumulated other comprehensive income	155,921	247,344
Total stockholders' equity	23,766,044	23,582,488
Total Liabilities and Stockholders' Equity	$263,183,245	$240,494,033

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

	Three-months ended March 31,		Nine-months ended March 31,
	2002	2001	2002	2001
INTEREST INCOME:
Loans receivable	$3,734,837	$3,561,247	$11,213,463	$10,142,602
Investment securities	122,843	290,934	362,209	1,048,138
Mortgage-backed and related securities	344,267	233,017	1,094,180	641,202
Other interest-earning assets	26,618	25,788	104,277	75,226
Total interest income	4,228,565	4,110,986	12,774,129	11,907,168

INTEREST EXPENSE:
Deposits	1,255,486	1,809,711	4,408,780	5,313,362
Securities sold under agreements to repurchase	21,268	51,993	68,789	116,596
Other borrowings	615,200	550,996	1,793,633	1,596,517
Total interest expense	1,891,954	2,412,700	6,271,202	7,026,475

NET INTEREST INCOME	2,336,611	1,698,286	6,502,927	4,880,693

PROVISION FOR LOAN LOSSES	110,000	140,000	280,000	370,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,226,611	1,558,286	6,222,927	4,510,693

NONINTEREST INCOME:
Gain on sale of available for sale securities	-	6,514	1,366	6,514
Banking service charges	115,412	115,370	354,745	377,193
Late charges and other fees	36,633	26,905	85,769	73,244
Gain on sale of branches	-	-	-	633,538
Other income	74,923	48,380	202,228	136,058
Total noninterest income	226,968	197,169	644,108	1,226,547

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	759,835	655,495	2,213,962	1,938,063
Occupancy and equipment, net	285,462	208,430	816,358	586,119
SAIF deposit insurance premiums	7,884	7,657	23,381	20,314
Professional fees	44,695	41,430	143,475	164,147
Advertising	34,665	46,891	113,876	129,994
Postage and office supplies	45,864	26,687	182,720	158,525
Amortization of goodwill	63,814	63,814	191,443	148,900
Provision for loss on impairment of equipment	-	-	-	125,338
Other operating expenses	262,055	174,972	665,350	658,210
Total noninterest expense	1,504,274	1,225,376	4,350,565	3,929,610

INCOME BEFORE INCOME TAXES	949,305	530,079	2,516,470	1,807,630

PROVISION FOR INCOME TAXES	325,830	188,301	860,948	633,402

NET INCOME	623,475	341,778	1,655,522	1,174,228

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on AFS securities	(107,556)	167,624	(90,562)	782,286
Adjustment for (gains) losses included in net income	-	(4,104)	(861)	(4,104)
Total other comprehensive income	(107,556)	163,520	(91,423)	778,182

COMPREHENSIVE INCOME	$515,919	$505,298	$1,564,099	$1,952,410

Basic earnings per common share	$0.53	$0.28	$1.39	$0.96
Diluted earnings per common share	$0.52	$0.27	$1.37	$0.95
Dividends per common share	$0.125	$0.125	$0.375	$0.375
See Notes to Consolidated Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING MARCH 31, 2002 AND MARCH 31, 2001
(UNAUDITED)

	Nine-months ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net income	$1,655,522	$1,174,228
Items not requiring (providing) cash:
Depreciation and amortization	423,575	300,324
MRP expense and ESOP expense	96,553	97,022
Gain on sale of available for sale securities	(1,366)	(6,514)
Amortization of goodwill	191,443	148,900
Provision for loan losses	280,000	370,000
Provision for loss on impairment of premises and equipment	-	125,338
Gain on sale of branches	-	(633,538)
Net amortization of deferred income, premiums, and discounts	242,411	23,790

Changes in:
Accrued interest receivable	62,977	123,152
Prepaid expenses and other assets	(25,761)	27,431
Accounts payable and other liabilities	32,557	(85,084)
Accrued interest payable	(469,920)	307,450
Net cash provided by operating activities	2,487,991	1,972,499

Cash flows from investing activities:
Net increase in loans	(22,185,716)	(20,260,295)
Net cash received in acquisition of branches	-	14,021,579
Net cash paid in sale of branches	-	(4,153,644)
Proceeds from sales of mortgage-backed securities, available-for-sale	3,389,072	-
Proceeds from sales of investment securities, available-for-sale	-	6,997,750
Proceeds from maturing mortgage-backed securities, available-for-sale	9,183,968	931,861
Proceeds from maturing investment securities, available-for-sale	11,350,000	5,980,000
Purchase of Federal Home Loan Bank stock	(50,000)	(300,000)
Purchase of mortgage-backed-securities, available-for-sale	(13,113,698)	(8,353,018)
Purchase of investment securities, available-for-sale	(12,756,748)	-
Purchase of premises and equipment	(1,086,635)	(822,782)
Proceeds from sale of foreclosed real estate	441,412	257,813
Net cash used in investing activities	(24,828,345)	(5,700,736)

Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	43,020	(15,472,858)
Net increase in demand, NOW and savings accounts	15,238,726	23,249,616
Net increase in securities sold under agreements to repurchase	841,000	4,889,555
Net decrease in advances from borrowers for taxes and insurance	(126,034)	(50,262)
Proceeds from Federal Home Loan Bank advances	7,000,000	77,000,000
Repayments of Federal Home Loan Bank advances	-	(77,000,000)
Cash dividends paid	(450,107)	(473,305)
Exercise of stock options	115,625	185,660
Purchase of treasury stock	(1,142,615)	(10,646)
Net cash provided by financing activities	21,519,615	12,317,760

(Decrease) increase in cash and cash equivalents	(820,739)	8,589,523

Cash and cash equivalents at beginning of period	10,710,12	4,470,37

Cash and cash equivalents at end of period	$9,889,383	$13,059,896

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine-months ended March 31,
	2002	2001
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$91,000	$1,265,736
Conversion of foreclosed real estate to loans	183,600	4,889

Cash paid during the period for:
Interest (net of interest credited)	$2,900,557	$2,847,892
Income taxes	477,000	719,654

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

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:        Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2001 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2001 and 2000.

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

Note 4:        Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine months ended March 31, 2002 and 2001.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

Net income	$ 623,475	$ 341,778	$1,655,522	$1,174,228
Weighted-average shares -
Basic earnings per share	1,178,854	1,233,273	1,194,627	1,225,366
Stock options under treasury
Stock method	22,790	10,175	20,320	10,281
Weighted-average shares -
Diluted earnings per share	1,201,644	1,243,475	1,214,947	1,235,647
Basic earnings per common share	$ 0.53	$ 0.28	$ 1.39	$ 0.96
Diluted earnings per common share	$ 0.52	$ 0.27	$ 1.37	$ 0.95

Next Page

PART I        Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $936,000 in cash and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Company remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at March 31, 2002 and the results of operations for the three and nine month periods ended March 31, 2002 and 2001, respectively.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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

Next Page

Financial Condition

The Company's total assets increased by $22.7 million, or 9.4%, to $263.2 million at March 31, 2002, as compared to $240.5 million at June 30, 2001. Loans increased by $22.2 million, or 12.3% to $203.1 million due primarily to growth in our residential real estate, commercial business and commercial real estate loan portfolios of $7.7 million, $5.1 million and $4.3 million, respectively. Asset growth has been funded primarily with deposits and FHLB advances, which have increased $15.3 million and $7.0 million, respectively, since June 30, 2001. The deposit increase was primarily due to the $15.2 million increase in transaction and savings accounts. Transaction and savings accounts at March 31, 2002 totaled 57.2% of total deposits, while CD's represented 42.8% of total deposits.

The Company's stockholders' equity increased $184,000 million, or .78%, from $23.6 million at June 30, 2001 to $23.8 million at March 31, 2002. The increase was primarily due to net income, partially offset by the repurchase of $1.1 million in common stock, the payment of cash dividends on common stock and market-to-market adjustments. The Company has approximately 50,000 shares of common stock remaining to be purchased under its current stock repurchase program.

Results of Operations - Comparison of the three and nine-month periods ended March 31, 2002 and 2001.

Net Income. The Company's net income for the three and nine-month periods ended March 31, 2002 was $623,000 and $1.7 million, respectively, as compared to $342,000 and $1.2 million earned during the same periods of the prior year. Increased earnings recorded during the three and nine-month periods ended March 31, 2002 were primarily due to increased net interest income, partially offset by increased non-interest expense. Net income for the nine month period ended March 31, 2001 included a $634,000 pretax gain on the sale of two braches as well as approximately $285,000 in non-recurring expenses related to the purchase, sale and closing of branches and data processing conversion costs.

Net Interest Income. Net interest income increased $638,000, or 37.6%, to $2.3 million for the three-month period ended March 31, 2002 as compared to the $1.7 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $36.3 million increase in average interest-earning assets and the $37.0 million increase in average interest-bearing liabilities as well as the 72 basis point increase in the average net interest rate spread to 3.59%, from 2.87% during the same period of the prior year.

Net interest income increased $1.6 million, or 33.2%, to $6.5 million for the nine-month period ended March 31, 2002 as compared to the $4.9 million earned during the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $35.5 million increase in average interest-earning assets and the $35.2 million increase in average interest-bearing liabilities as well as the 62 basis point increase in the average net interest rate spread to 3.43%, from 2.81% during the same period of the prior year.

Interest Income. Interest income increased $118,000, or 2.9% to $4.2 million for the three-month period ended March 31, 2002 as compared to the $4.1 million earned during the same period of the prior year. The increase was primarily due to a $36.3 million, or 17.2% increase in average interest-earning assets, partially offset by a 95 basis point decrease in the average yield earned on these assets, from 7.78% to 6.83%. Interest income increased $867,000, or 7.3% to $12.8 million for the nine-month period ended March 31, 2002 as compared to the $11.9 million earned during the same period of the prior year. The 7.3% increase was primarily due to a $35.5 million or 17.5% increase in average interest-earning assets, partially offset by a 68 basis point decrease in the average yield earned on these assets, from 7.83% to 7.15%. The reduction in average yields over the three and nine-month periods ended March 31, 2002 was primarily due to a general decline in market rates of interest.

Interest Expense. Interest expense decreased $521,000, or 21.6% to $1.9 million for the three-month period ended March 31, 2002, as compared to the $2.4 million expended during the same period of the prior year. The decrease was primarily due to a 167 basis point decrease in the average cost of interest-bearing liabilities, from 4.91% to 3.24%, partially offset by the $37.0 million increase in average interest-bearing liabilities. Interest expense decreased $755,000, or 10.7% to $6.3 million for the nine-month period ended March 31, 2002, as compared to the $7.0 million expended during the same period of the prior year. The decrease was primarily due to a 129 basis point decrease in the average cost of interest-bearing liabilities, from 5.02% to 3.73%, partially offset by the $35.2 million increase in average interest-bearing liabilities. The reduction in average costs was primarily due to lower average interest rates and the change in the composition of interest-bearing liabilities from CD's to checking, savings and money-market accounts, which typically have lower average costs.

Provision for Loan Losses. The provision for loan losses for the three and nine-month periods ended March 31, 2002 was $110,000 and $280,000, respectively, as compared to $140,000 and $370,000 for the same periods of the prior year. The decrease in the provision over the nine-month period ended March 31, 2002 was primarily due to a reduction in charged off loans, reduced delinquencies and a decline in adversely classified assets. (see "Allowances for Loan Loss Activity" and "Nonperforming Assets").

Next Page

Non-interest Income. Non-interest income increased $30,000, or 15.1% to $227,000 for the three-month period ended March 31, 2002, as compared to the $197,000 earned during the same period of the prior year. Non-interest income increased $51,000 to $644,000 for the nine-month period ended March 31, 2002, as compared to the $593,000 earned during the same period of the prior year, exclusive of the $634,000 gain on the sale of two branches. The increases for both periods were primarily due to an expanded customer base and the implementation of other fee-related services.

Non-interest Expense. Non-interest expense increased $279,000, or 22.8% to $1.5 million for the three-month period ended March 31, 2002, as compared to the $1.2 million expended during the same period of the prior year. The increase was primarily due to increased expenses for compensation and benefits, occupancy and other operating expense of $104,000, $77,000 and $87,000, respectively. The increase in compensation and benefits expense and occupancy expense was primarily due to the Company's growth, the opening of two new full service branches and investments in new technology. The increase in other operating expense included a $53,000 increase in costs associated with the disposition of foreclosed or repossessed assets.

Non-interest expense increased $421,000, or 10.7% to $4.4 million for the nine-month ended March 31, 2002, as compared to $3.9 million expended over the same period of the prior year. The increase was primarily due to increased expenses for compensation and benefits, occupancy and amortization of goodwill of $276,000, $230,000 and $43,000, respectively partially offset by a reduction in the provision for loss on impairment of premises and equipment of $125,000. The increase in compensation, benefits and occupancy expense was primarily due to the Company's growth, the opening of two new full service branches and investments in new technology. Included in other operating expense was a $140,000 increase in costs associated with the disposition of foreclosed or repossessed assets.

Provision for Income Taxes. The provision for income taxes for the three and nine-month periods ended March 31, 2002 was $326,000 and $861,000, respectively, as compared to the $188,000 and $633,000 expended for the same period of the prior year. The increase in tax provisions for the three and nine-month periods ended March 31, 2002 were primarily attributed to increased taxable income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses for the nine-month periods ended March 31, 2002 and 2001:

	2002	2001

Balance, beginning of period	$1,461,684	$1,276,953
Loans charged off:
Residential real estate	(24,034)	(76,162)
Commercial real estate	(11,966)	(51,280)
Commercial business	(95,306)	(191,247)
Consumer	(110,659)	(185,094)
Gross loans charged off	(241,965)	(503,783)
Recoveries of loans previously charged off:
Residential real estate	437	1,520
Commercial real estate	-	1,039
Consumer	25,156	39,052
Gross recoveries of loans charged off	25,593	41,611
Net charge offs	(216,372)	(462,172)
Allowances of acquired loans	-	250,000
Provision charged to expense	280,000	370,000
Balance, end of period	$1,525,312	$1,434,781

Ratio of net charge offs during the period
to average loans outstanding during the period	.13%	.28%

Next Page

The decrease in charge-offs over the nine month period ended March 31, 2002, when compared to the same period of the prior year was primarily due to the implementation of more aggressive loan collection procedures, which increased charge-offs during the prior period as poorly performing loans were resolved.

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $64,000 to $1.5 million at March 31, 2002 from $1.4 million on June 30, 2001. At March 31, 2002, the Company had $1.6 million, or .60% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.5 million, or 2.29% of assets at June 30, 2001. The improvement was primarily due to one commercial real estate relationship, which totaled $2.4 million being removed from adverse classification due to the improved financial performance of the underlying security.

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

Loans past maturity/delinquent 90 days or more	03/31/02	6/30/01	03/31/01
Residential real estate	$148,000	$51,000	$197,000
Commercial real estate	31,000	336,000	0
Commercial	173,000	50,000	117,000
Consumer	37,000	53,000	71,000
Total loans past maturity/delinquent 90 days or more	389,000	490,000	385,000
Foreclosed real estate or other real estate owned	406,000	1,162,000	1,554,000
Total nonperforming assets	$795,000	$1,652,000	$1,939,000

Percentage nonperforming assets to total assets	0.30%	0.69%	0.84%
Percentage nonperforming loans to net loans	0.19%	0.27%	0.22%

The decline in nonperforming assets from June 30, 2001 to March 31, 2002 was primarily due to the sale of foreclosed real estate.

Asset and Liability Management and Market Risk

The goal of the Company's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Company to an excessive level of interest-rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates have on future operating results. The primary asset/liability management strategy had been to focus on matching the repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

Recently, as a result of competitive pricing in the market and strong customer demand, the Company's fixed-rate residential loan production has increased. During the nine-month period ended March 31, 2002, fixed rate residential loan originations totaled $26.1 million as compared to $16.0 million during the same period of the prior year. At March 31, 2002, fixed rate loans with remaining maturities in excess of 10 years totaled $61.6 million, or 30.3% of loans receivable as compared the $46.4 million, or 25.7% of loans receivable at June 30, 2001.

In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized long-term (up to 10 year maturities) FHLB advances, subject to early redemption and has promoted long term CD's to fund a portion of the fixed-rate residential loan originations and extended the average maturity of the CD portfolio. Other elements of the Company's current asset/liability strategy includes: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available, (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) active solicitation of less rate-sensitive deposits, (v) offering competitively priced money-market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

Next Page

Liquidity and Capital Resources

The Company's primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal and interest, investment maturities and sales, and ongoing operating results. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside the Bank's control, including general economic conditions and market competition. The Bank has primarily relied on FHLB advances as a source for funding cash or liquidity needs.

The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments and meeting operating expenses. At March 31, 2002, the Company had outstanding commitments to fund approximately $19.9 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2002, available credit at the FHLB was approximately $89.1 million, of which $44.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 2002, the Bank exceeded all regulatory capital requirements with leverage capital of $18.9 million (7.40% of average assets), tier I risk-based capital of $18.9 million (11.37% of risk-weighted assets) and risk-based capital of $20.5 million (12.29% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date:	May 3, 2002	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board

Date:	May 3, 2002	/s/ Greg A. Steffens Greg A. Steffens President and Chief Financial Officer

End.