Form 10KSB
period 2002-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2002-09-30
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 OR

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

            The registrant's revenues for the fiscal year ended June 30, 2002 were $17.9 million.

            As of September 10, 2002, there were issued and outstanding 1,209,735 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $17.7 million (971,688 shares at $18.23). (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

            Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 2002.
            Part III of Form 10-KSB - Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders.
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

            The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also finances mortgage loans secured by commercial real estate, and commercial non-mortgage business loans and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), U.S. Government Agency obligations and other permissible investments.

            At June 30, 2002, the Company had total assets of $266.3 million, total deposits of $188.9 million and stockholders' equity of $24.5 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges and other fee income.

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

Next Page

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

Market Area

            The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan and Qulin, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, and Wayne Counties, with Poplar Bluff being the economic center of the area. The Bank's market area has a population of approximately 175,000. The largest employer in the Bank's primary market area is Briggs & Stratton, who operates a small engine manufacturing facility and employs approximately 1,000 persons. Other major employers include Gates Rubber, Rowe Furniture, John Pershing VA Hospital, Three Rivers Healthcare, Nordyne, Poplar Bluff School District, Twin Rivers Regional Medical Center, Tyson Foods, and Arvin. The Bank's market area is primarily rural in nature and relies heavily on agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Competition

            The Bank faces intense competition attracting deposits (its primary source of lendable funds) and originating loans. Its most direct competition for savings deposits has come historically from commercial banks, other thrift institutions and credit unions located in its market area. The Bank is one of 22 financial institution groups located in its primary market area. The Bank has faced additional competition for investors' funds from short-term money market securities, other corporate and government securities and the equity markets. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies, mortgage brokers and life insurance companies. The Bank expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes within the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

Selected Consolidated Financial Information

            This information is incorporated by reference from pages 10 and 11 of the 2002 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

            This information contained under the section captioned "Yields Earned and Rates Paid" is incorporated herein by reference from page 17 of the Annual Report.

Rate/Volume Analysis

            This information is incorporated by reference from page 18 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

            This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" is incorporated herein by reference from pages 15 and 16 of the Annual Report.

Lending Activities

            General. The Bank's primary focus in lending activities is on the origination of loans secured by mortgages on one- to four-family residences. To a lesser extent, the Bank also originates mortgage loans on commercial real estate,

Next Page

construction loans on residential and commercial properties, commercial business loans and consumer loans. The Bank has also occasionally purchased a limited amount of loan participation interests originated by other lenders within the Bank's market area and secured by properties generally located in the Bank's primary market area.

            Supervision of the loan portfolio is the responsibility of James W. Duncan, Executive Vice President and Chairman of the Loan Department. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the Officers Loan Committee, comprised of President Steffens, Loan Chairman Duncan and Senior Commercial Lender William D. Hribovsek, along with various appointed loan officers. Loans to one borrower (or group of borrwers), in aggregate, in excess of $500,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

            The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2002, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $5.0 million. At June 30, 2002, the Bank's two largest extensions of credit to one entity were $4.5 million and $4.3 million, respectively. Both of these credits were secured primarily by commercial real estate and were performing according to their terms.

            Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.
	At June 30,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$120,051	56.84%	$109,979	60.81%	$ 94,748	68.45%
Commercial real estate	43,036	20.37	36,612	20.24	23,303	16.83
Construction	3,083	1.46	3,375	1.87	5,704	4.12
Total mortgage loans	$166,170	78.67	$149,966	82.92	$123,755	89.40

Other Loans:
Automobile loans	14,305	6.77	7,406	4.10	6,263	4.52
Second mortgage	789	0.37	1,980	1.09	1,279	0.92
Loans secured by deposits	697	0.33	871	0.48	825	0.60
Commercial business	29,273	13.86	22,288	12.32	7,350	5.31
Other	2,988	1.42	1,564	0.87	1,287	0.93
Total other loans	48,052	22.75	34,109	18.86	17,004	12.28

Total loans	$214,222	101.42	$184,075	101.78	$140,759	101.68

Less:
Undisbursed loans in process	$1,414	(0.67)	$ 1,728	(0.95)	$ 1,021	(0.73)
Deferred fees and discounts	27	(0.01)	28	(0.02)	36	(0.03)
Allowance for loan losses	1,569	(0.74)	1,462	(0.81)	1,277	(0.92)
Net loans receivable	$211,212	100.00%	$180,857	100.00%	$138,425	100.00%

Type of Security:
Residential real estate
One-to four-family	$121,451	57.50%	$110,880	61.31%	$ 94,761	68.45%
Multi-family	1,683	0.80	2,414	1.33	3,100	2.24
Commercial real estate	37,623	17.81	31,909	17.65	22,237	16.06
Land	5,413	2.56	4,763	2.63	3,657	2.64
Savings accounts	697	0.33	871	0.48	825	0.60
Commercial	29,273	13.86	22,288	12.32	7,350	5.31
Consumer and other	18,082	8.56	10,950	6.06	8,829	6.38
Total loans	$214,222	101.42	$184,075	101.78	$140,759	101.68

Less:
Undisbursed loans in process	1,414	(0.67)	$ 1,728	(0.95)	$1,021	(0.73)
Deferred fees and discounts	27	(0.01)	28	(0.02)	36	(0.03)
Allowance for loan losses	1,569	(0.74)	1,462	(0.81)	1,277	(0.92)
Net loans receivable	$211,212	100.00%	$180,857	100.00%	$138,425	100.00%

Next Page

            One- to Four-Family Residential Mortgage Lending. The Bank focuses its lending efforts primarily on originating loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2002, net mortgage loans secured by one- to four-family residences totaled $120.1 million, or 56.9% of net loans receivable.

            The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2002, the Bank originated $10.0 million of ARM loans and $31.6 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

            The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges a 25 basis point higher rate. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years.

            The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.00% to 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. Historically, in order to entice customers into an ARM, or better meet customer needs, the Bank offers ARMs with initial rates below those which would prevail under the foregoing computations, based on market factors, funding costs and the rates and terms for similar loans offered by the Bank's competitors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" or "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2002, loans tied to the CMT index totaled $26.7 million.

            Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2002, loans tied to these indices totaled $20.4 million.

            In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During fiscal 2002, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

            Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including multi-family dwellings, land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2002, the Bank had $43.0 million in commercial real estate loans, which represented 20.4% of net loans receivable.

            Commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate or the one year CMT. Current commercial real estate originations typically adjust monthly or quarterly based on the Wall Street prime rate. Generally,

Next Page

original commercial real estate loan amounts do not exceed 75% of the lower of the appraised value or purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Personal guaranties are required from the borrower in addition to the secured property as collateral for such loans as well as the submission of updated financial information on the subject property and the guarantor on at least an annual basis. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

            Generally, loans secured by commercial real estate involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate are often dependent on the successful operation or management of the secured property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project securing the Bank's loan is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. See "Asset Quality."

            Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2002, the Bank had $3.1 million, or 1.5% of net loans receivable in construction loans outstanding.

            Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2002, all construction loans were secured by residential real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

            Consumer Lending. The Bank offers a variety of secured consumer loans, including direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2002, the Bank's consumer loan portfolio totaled $18.1 million, or 8.6% of net loans receivable.

            Direct and indirect automobile loans combined represent 79.1% of the Bank's installment loan portfolio at June 30, 2002, and totaled $14.3 million, or 6.8% of net loans receivable. Beginning in fiscal year 2002, the Bank implemented indirect lending relationships with several automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer, then submits it to the Bank for credit approval. At June 30, 2002, the Bank had $6.0 million of indirect automobile loans in its consumer portfolio. Typically, automobile loans are made for terms of up to 60 months for new vehicles and up to 48 months for used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

Next Page

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

            Consumer loans may entail greater credit risk than do residential mortgage loans, especially in the case of consumer loans, which are unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles or mobile homes. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's delinquency levels for these types of loans are reflective of these risks. See "Asset Classification."

            Commercial Business Lending. At June 30, 2002, the Bank also had $29.3 million in commercial business loans outstanding, or 13.9% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

            The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $15.6 million in fixed rate and $13.7 million of adjustable rate commercial business loans. The adjustable rate business loans can reprice daily, monthly or annually, in accordance with the Wall Street prime rate of interest. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

            Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit are generally for a one year period. The Bank's commercial business loans are evaluated based on the loan application, a determination of the applicant's payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Loan Maturity and Repricing

            The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

Next Page

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$30,595	$21,220	$5,000	$63,236	$120,051
Commercial real estate	19,815	20,361	428	2,432	43,036
Construction	3,083	--	--	--	3,083
Consumer	2,794	14,691	1,224	70	18,779
Commercial business	17,521	8,595	3,157	--	29,273
Total loans	$73,808	$64,867	$9,809	$65,738	$214,222

            The following table sets forth the dollar amount of all loans due more than one year after June 30, 2002, which have fixed interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates
	(Dollars in thousands)

One-to four-family	$72,352	$17,103
Commercial real estate	15,721	7,499
Construction	--	--
Consumer	15,971	14
Commercial business	11,374	380
Total	$115,418	$24,996

Originations, Purchases and Servicing of Loans and Mortgage-Backed Securities

            Generally, real estate loans are originated by the Bank's staff of salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank started to offer secondary market loans to customers during fiscal year 2002.

            While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2002, the Bank originated $123.0 million of loans, compared to $93.3 million and $57.4 million in fiscal 2001 and 2000, respectively. Of these loans, mortgage loans originated were $65.3 million, $57.3 million and $39.7 million in fiscal 2002, 2001 and 2000, respectively.

            From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2002, the Bank purchased $3.9 million of new loans. At June 30, 2002, loan participations totaled $7.6 million, or 3.6% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2002, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand and portfolio growth.

            In addition, the Bank has purchased MBS to complement lending activities and provide balance sheet flexibility for liquidity and asset/liability management. The Board believes that the lower yield carried by MBS is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to commercial real estate, multi-family and other types of loans. See "- Mortgage-Backed Securities."

Next Page

            The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2002	2001	2000
	(Dollars in thousands)

Total mortgage loans at beginning of period	$149,966	$123,755	$109,848
Loans originated:
One-to four-family residential	41,641	33,271	24,191
Multi-family residential and
commercial real estate	18,331	19,770	8,441
Construction loans	5,284	4,283	7,049
Total loans originated	65,256	57,324	39,681

Loans purchased:
Total loans purchased	3,871	12,823	---

Loans sold:
Total loans sold	---	(8,179)	---

Mortgage loan principal repayments	(52,791)	(34,411)	(25,349)

Foreclosures	(132)	(1,346)	(425)
Net loan activity	16,204	26,211	13,907

Total mortgage loans at end of period	$166,170	$149,966	$123,755

Loan Commitments

            The Bank issues commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $20.8 million at June 30, 2002. See Note 16 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

Loan Fees

            In addition, to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

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

Next Page

            The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2002.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

One-to four-family	11	$399	7	$273	18	$672
Commercial real estate	--	--	1	28	1	28
Commercial non-real estate	1	20	2	7	3	27
Mobile home	2	14	2	10	4	24
Other Consumer	8	52	7	18	15	70
Totals	22	$485	19	$336	41	$821

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

            At June 30, 2002, the Bank had five loans on which interest was not being accrued in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded interest income of $13,000, $0 and $51,000 on non-accrual loans during the years ended June 30, 2002, 2001 and 2000, respectively, if such loans had been performing in accordance with their terms during such periods. Interest income of approximately $1,000, $0 and $23,000 was recognized on these loans for the years ending June 30, 2002, 2001 and 2000, respectively.

Next Page

            The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ 96	$ ---	$ 38	$ 35	$ 182
Commercial real estate	28	---	185	86	344
Consumer	10	---	145	60	7
Commercial business	---	---	169	---	---
Total	$ 134	$ ---	$ 537	$ 181	$ 533

Loans 90 days past due accruing interest:
One-to four-family	$ 177	$ 51	$ 26	$ 146	$ 661
Commercial real estate	---	336	13	---	3
Consumer	13	38	---	83	140
Commercial business	7	50	---	27	---
Mobile homes	5	15	---	55	---
Total	$ 202	$ 490	$ 39	$ 311	$ 804

Total nonperforming loans	$ 336	$ 490	$ 576	$ 492	$1,337

Foreclosed assets held for sale:
Real estate owned	$ 383	$1,162	$ 464	$ 478	$ 172
Other nonperforming assets	5	27	52	82	12
Total nonperforming assets	$ 724	$1,679	$1,092	$1,052	$1,521

Total nonperforming loans to net loans	0.16%	0.27%	0.42%	0.42%	1.12%
Total nonperforming loans to net assets	0.13%	0.20%	0.31%	0.30%	0.86%
Total nonperforming assets to total assets	0.27%	0.69%	0.59%	0.64%	0.98%

            Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $3.4 million in net book value of loans (all were commercial lending relationships) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

            Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2002, the Company's balance of real estate owned totaled $383,000 and included twenty-five properties secured primarily by real estate lots and three commercial lots. The balance on these commercial lots was $269,000.

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

Next Page

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

            In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 2002, classified assets totaled $5.2 million, or 2.0% of total assets as compared to $5.5 million, or 2.3% of total assets at June 30, 2001.

            The Bank has classified $5.1 million of its assets as substandard and $28,000 as doubtful. The largest classified commercial lending relationship at June 30, 2002 totaled $2.1 million and was performing in accordance with its terms. In addition, the Bank had classified four other commercial lending relationships, which in the aggregate totaled $2.0 million. The other borrowing relationships were classified due to concerns over whether the property securing the Bank's loans or the borrower generated sufficient cash flow to amortize the loans in accordance with their terms.

            Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2002, of $1.6 million, which represented 220% of nonperforming assets as compared to $1.5 million or 87% of nonperforming assets at June 30, 2001. See Note 4 of Notes to Consolidated Financial Statements contained in the Annual Report, included as Exhibit 13.

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

	Year Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Allowance at beginning of period	$1,462	$1,277	$1,191	$1,295	$ 706
Recoveries
One-to four-family	---	15	1	2	1
Commercial real estate	8	1	---	---	---
Consumer	15	31	71	31	42
Mobile homes	14	6	39	58	89
Total recoveries	37	53	111	91	132

Charge offs:
One-to four-family	24	76	29	28	6
Commercial real estate	13	51	---	10	---
Commercial business	95	191	---	---	---
Consumer	119	294	172	286	116
Mobile homes	29	16	39	106	204
Total charge offs	280	628	240	430	326

Net charge offs	(243)	(575)	(129)	(339)	(194)
Acquired allowance for losses	---	250	---	---	---
Provision for loan losses	350	510	215	235	783

Balance at end of period	$1,569	$1,462	$1,277	$1,191	$1,295

Ratio of allowance to total loans
outstanding at the end of the
period	0.73%	0.79%	0.91%	0.99%	1.07%
Ratio of net charge offs to
average loans outstanding
during the period	0.12%	0.35%	0.10%	0.29%	0.17%

Next Page

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to four-family	$ 237	56.04%	$ 293	59.75%	$ 307	67.31%	$ 253	72.23%	$ 372	68.87%
Construction	24	1.44	16	1.83	21	4.05	17	2.94	20	2.24
Commercial real estate	602	20.09	657	19.89	529	16.55	604	15.77	612	18.60
Consumer	254	8.77	165	6.42	174	6.87	164	7.83	253	9.36
Commercial business	450	13.66	268	12.11	223	5.22	33	1.23	17	0.93

Unallocated	2	N/A	63	N/A	23	N/A	120	N/A	21	N/A
Total allowance for loan losses	$1,569	100.00%	$1,462	100.00%	$1,277	100.00%	$1,191	100.00%	$1,295	100.00%

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

            Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company does not have any investment securities classified as held to maturity at June 30, 2002. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2002, AFS securities totaled $32.8 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

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

            Investment and Other Securities. At June 30, 2002, the Company's investment securities portfolio totaled $12.5 million, or 4.7% of total assets as compared to $11.0 million, or 4.5% of total assets at June 30, 2001. During 2002, the Bank had $11.5 million in maturities and $13.0 million in security purchases. Of the securities that matured, $10.6 million were called for early redemption. At June 30, 2002, the investment securities portfolio included $7.1 million in agency bonds and $3.1 million in municipal bonds, $8.1 million of which is subject to early redemption at the option of the issuer, and $2.4 million in FHLB stock. Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2002, excluding FHLB stock, was 14 months.

            Mortgage-Backed Securities. At June 30, 2002, MBS totaled $22.6 million, or 8.5%, of total assets as compared to $26.2 million, or 10.9% of total assets at June 30, 2001. During fiscal 2002, the Bank had maturities of $13.2 million and had purchases of $13.1 million in MBS. At June 30, 2002, the MBS portfolio included $1.3 million in adjustable-rate MBS, $6.0 in fixed-rate MBS and $15.3 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2002 was 33 months.

Next Page

Investment Securities Analysis

            The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2002		2001		2000
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government agencies	$ 7,080	56.64%	$ 4,966	44.95%	$17,746	74.55%
State and political subdivisions	3,070	24.56	3,931	35.59	4,208	17.68
FHLB stock	2,350	18.80	2,150	19.46	1,850	7.77

Total	$12,500	100.00%	$11,047	100.00%	$23,804	100.00%

            The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2002.

	Securities Available for Sale June 30, 2002
	Amortized Cost	Book/ Estimated Market Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government agencies:
Due within 1 year	$ ---	$ --	---%
Due after 1 year but within 5 years	1,027	1,051	4.72
Due after 5 years but within 10 years	5,960	6,029	4.54
Total	6,987	7,080	4.57

State and political subdivisions:
Due within 1 year	870	883	5.77
Due after 1 year but within 5 years	1,640	1,706	5.11
Due after 5 years but within 10 years	441	481	6.07
Total	2,951	3,070	5.45

Total Available for Sale	$9,938	$10,150	4.83%

Next Page

            The following table sets forth certain information at June 30, 2002 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at amortized cost as maturing at their next repricing date.

At June 30, 2002
(Dollars in thousands)
Amounts due:
Within 1 year	$ 1,263
After 1 year through 3 years	---
After 3 years through 5 years	---
After 5 years	21,049
Total	$22,312

            The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2002, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2002
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$21,049
Adjustable	1,263
Total	$22,312

            The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2002		2001		2000
	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
	(Dollars in thousands)

FHLMC certificates	$ 1,361	$ 1,361	$ 1,831	$ 1,831	$ ---	$ ---
GNMA certificates	906	906	1,450	1,450	1,937	1,937
FNMA certificates	5,004	5,004	476	476	586	586
Collateralized mortgage obligations issued
by government agencies	14,369	14,369	20,746	20,746	10,434	10,434
Collateralized mortgage obligations issued
by private issuer	969	969	1,721	1,721	---	---

Total	$22,609	$22,609	$26,224	$26,224	$12,957	$12,957

Deposit Activities and Other Sources of Funds

            General. The Company's primary sources of funds are deposits, borrowings, payment of principal and interest on loans, MBS and CMOs, interest and principal received on investment securities and other short-term investments, and funds provided from operating results. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and overall economic conditions.

Next Page

            Borrowings, including FHLB advances, have been used at times to provide additional liquidity. Borrowings are used on an overnight or short-term basis to compensate for periodic fluctuations in cash flows, and are used on a longer term basis to fund loan growth and to help manage the Company's sensitivity to fluctuating interest rates.

            Deposits. Substantially all of the Bank's depositors are residents of the State of Missouri. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing. In order to help manage interest rate risk exposure from increased fixed rate lending, the average maturity of deposits has been extended. Certificates of deposit with maturities over two years increased from $4.8 million at June 30, 2001 to $19.6 million at June 30, 2002.

            The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include radio and newspaper advertisements. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

Next Page

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

Weighted Average Interest Rate	Term	Category	Minimum		Percentage of Total Deposits
			Amount	Balance
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$ 10,207	5.40%
0.79	None	NOW Accounts	100	19,477	10.31
2.33	None	Savings Accounts	100	56,038	29.66
2.20	None	Money Market Deposit Accounts	1,000	18,974	10.04

		Certificates of Deposit
2.09%	91-day	Fixed-term/Fixed-rate	500	722	0.38
1.99	91-day	IRA Fixed-term/Fixed-rate	500	33	0.02
2.25	5 month	Fixed-term/Fixed-rate	500	1,318	0.70
2.38	6 month	Fixed-term/Fixed-rate	500	9,414	4.98
2.40	6 month	IRA Fixed-term/Fixed-rate	500	1,089	0.58
2.24	7 month	Fixed-term/Fixed-rate	500	556	0.29
2.77	9 month	Fixed-term/Fixed-rate	500	4,112	2.18
2.72	9 month	IRA Fixed-term/Fixed-rate	500	1,826	0.97
3.15	11 month	Fixed-term/Fixed-rate	500	6,797	3.60
3.23	11 month	IRA Fixed-term/Fixed-rate	500	1,234	0.65
3.18	12 month	Fixed-term/Fixed-rate	500	17,330	9.17
2.88	12 month	IRA Fixed-term/Fixed-rate	500	2,942	1.56
3.03	13 month	Fixed-term/Fixed-rate	500	360	0.19
2.72	14 month	Fixed-term/Fixed-rate	500	5	---
3.32	15 month	Fixed-term/Fixed-rate	500	1,753	0.93
3.75	18 month	Fixed-term/Fixed-rate	500	1,695	0.90
3.41	18 month	IRA Fixed-term/Fixed-rate	500	527	0.28
4.93	24 month	Fixed-term/Fixed-rate	500	4,429	2.34
5.30	24 month	IRA Fixed-term/Fixed-rate	500	721	0.38
1.70	24 month	IRA Fixed-term/Variable rate	500	578	0.31
3.15	25 month	Fixed-term/Fixed-rate	500	518	0.27
6.15	29 month	Fixed-term/Fixed-rate	500	14	---
5.06	30 month	Fixed-term/Fixed-rate	500	709	0.37
3.94	35 month	Fixed-term/Fixed-rate	500	1,792	0.95
3.94	35 month	IRA Fixed-term/Fixed-rate	500	225	0.12
4.66	36 month	Fixed-term/Fixed-rate	500	7,168	3.79
5.32	36 month	IRA Fixed-term/Fixed-rate	500	3,604	1.91
4.87	48 month	Fixed-term/Fixed-rate	500	1,025	0.54
4.96	48 month	IRA Fixed-term/Fixed-rate	500	152	0.08
4.94	55 month	Fixed-term/Fixed-rate	500	5,700	3.02
4.94	55 month	Fixed-term/Fixed-rate	500	766	0.41
5.08	60 month	Fixed-term/Fixed-rate	500	3,744	1.98
5.47	60 month	IRA Fixed-term/Fixed-rate	500	1,339	0.71
7.95	96 month	Fixed-term/Fixed-rate	500	54	0.03

				$188,947	100.00%

Next Page

            The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2002. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$ 5,451
Over three through six months	2,780
Over six through twelve months	2,038
Over 12 months	9,751
Total	$20,020

Time Deposits by Rates

            The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2002	2001	2000
	(Dollars in thousands)

1.00 - 1.99%	$ 1,087	$ ---	$ ---
2.00 - 2.99%	37,450	---	---
3.00 - 3.99%	14,356	1,788	---
4.00 - 4.99%	17,579	19,547	28,951
5.00 - 5.99%	8,882	38,771	37,008
6.00 - 6.99%	4,832	12,326	23,948
7.00 - 7.99%	12	8,093	52
8.00 - 8.99%	53	58	66

Total	$84,251	$80,583	$90,025

            The following table sets forth the amount and maturities of all time deposits at June 30, 2002.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

1.00 - 1.99%	$ 790	$ 297	$ ---	$ ---	$ ---	$1,087	1.29%
2.00 - 2.99%	35,223	2,157	70	---	---	37,450	44.45
3.00 - 3.99%	10,093	1,108	3,093	27	35	14,356	17.04
4.00 - 4.99%	4,293	886	5,298	536	6,566	17,579	20.87
5.00 - 5.99%	3,118	2,027	880	323	2,534	8,882	10.54
6.00 - 6.99%	3,278	1,290	67	197	---	4,832	5.74
7.00 - 7.99%	12	---	---	---	---	12	0.01
8.00 - 8.99%	53	---	--	---	---	53	0.06

Total	$56,860	$7,765	$9,408	$1,083	$9,135	$84,251	100.00%

Next Page

Deposit Flow

            The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2002			2001			2000
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 10,207	5.40%	$ 476	$ 9,731	5.62%	$ 7,682	$ 2,049	1.65%	$ (267)
NOW checking	19,477	10.31	3,497	15,980	9.22	4,571	11,409	9.21	2,297
Regular savings accounts	56,038	29.66	9,746	46,292	26.72	39,427	6,865	5.54	(485)
Money market deposit	18,974	10.04	(1,721)	20,695	11.94	7,123	13,572	10.95	350
Fixed-rate certificates which mature(1):
Within one year	56,586	29.95	(10,630)	67,216	38.79	(15,673)	82,889	66.89	6,271
Within three years	16,869	8.93	5,508	11,361	6.56	5,343	6,018	4.86	(3,752)
After three years	10,218	5.41	9,069	1,149	0.66	31	1,118	0.90	(648)
Variable-rate certificates which mature within one year	274	0.14	(583)	857	0.49	857	---	---	---
Variable-rate certificates which mature within two years	304	0.16	304	---	---	---	---	---	---
Total	$188,947	100.00%	$15,666	$173,281	100.00%	$49,361	$123,920	100.00%	$3,766

_____________
(1)	At June 30, 2002, 2001 and 2000, certificates in excess of $100,000 totaled $20.0, $12.9 million and $20.5 million, respectively.

Next Page

            The following table sets forth the savings activities of the Bank for the periods indicated.

	At June 30,
	2002	2001	2000
	(Dollars in thousands)

Beginning Balance	$173,281	$123,920	$120,154

Net increase (decrease) before interest credited	11,338	43,689	(412)
Interest credited	4,328	5,672	4,178
Net increase (decrease) in savings deposits	15,666	49,361	3,766

Ending balance	$188,947	$173,281	$123,920

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

            Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2002, the Bank had $47.0 million in FHLB advances, of which $37.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years and $10.0 million in borrowings, all of which had fixed rates and original maturities of four to six years. In order for the Bank to borrow from the FHLB, it has pledged $56.4 million of its residential loans to the FHLB and has purchased $2.4 million in FHLB stock. At June 30, 2002, the Bank had additional borrowing capacity from the FHLB of $48.7 million as compared to $45.2 million at June 30, 2001.

Next Page

            The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2002	2001	2000
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ ---	$ ---	$19,000
Securities sold under agreements to repurchase	4,311	4,115	---
Total short-term borrowings	$4,311	$4,115	$19,000

Weighted average rate at year end	1.75%	3.25%	6.64%

	Year Ended June 30,
	2002	2001	2000
	(Dollars in thousands)
Short term FHLB advances
Daily average balance	$ 3	$ 2,025	$ 8,869
Weighted average interest rate	2.10%	6.59%	5.95%
Maximum outstanding at any month end	$1,000	$23,500	$19,000

Securities sold under agreements to repurchase
Daily average balance	$4,694	$3,486	$ ---
Weighted average interest rate	2.13%	2.84%	---%
Maximum outstanding at any month end	$5,453	$5,169	$ ---

Subsidiary Activities

            The Bank has one subsidiary, SMS Financial Services, Inc., which has one note receivable totaling $423,000 from the sale of the insurance agency in May 1999. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

Next Page

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

            Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements.

            Savings Banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

            Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2002, the Bank had $2.4 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 3.4% in 2002.

Next Page

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

            Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment based on SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. The FICO assessment is currently equal to about 1.72 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions.

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

Next Page

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

            At June 30, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Next Page

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

Next Page

            The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 2002. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At June 30, 2002
	Amount	Percent of Adjusted Total Assets(1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$19,511	7.58%
Tier 1 (leverage) capital requirement(2)	10,385	4.0
Excess	$ 9,126	3.5%

Tier 1 risk adjusted capital	$19,511	11.3%
Tier 1 risk adjusted capital requirement	6,894	4.0
Excess	$12,617	7.3%

Total risk-based capital	$21,080	12.2%
Total risk-based capital requirement	13,788	8.0
Excess	$ 7,292	4.2%

__________________
(1)	For the Tier 1 (leverage) capital and Missouri regulatory capital calculations, percent of total average assets of $260 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $112 million.
(1)	As a Missouri-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Missouri Division of Finance. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

Next Page

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

            Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2002, the Bank was in compliance with the QTL test.

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

Next Page

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

Next Page

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

Personnel

            As of June 30, 2002, the Company had 82 full-time employees and 12 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Next Page

Item 2.            Description of Properties

            The following table sets forth certain information regarding the Bank's offices as of June 30, 2002.

Location	Year Opened	Building Net Book Value as of June 30, 2002	Land Owned/ Leased	Building Owned/
	(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$576	Owned	Owned

Branch Offices

Highway 60 Van Buren, Missouri	1982	135	Owned	Owned

1330 Highway 67 Poplar Bluff, Missouri	1976	---	Leased(1)	Owned

Highway PP Poplar Bluff, Missouri	2001	918	Owned	Owned

Business 60 West Dexter, Missouri	1979	200	Owned	Owned

301 First Street Kennett, Missouri	1982	1,012	Owned	Owned

302 Washington Doniphan, Missouri	2001	958	Owned	Owned

Highway 53 Quiln, Missouri	2000	67	Owned	Owned
______________________
(1)	Lease expires on November 30, 2014.

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

Item 4.            Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

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

Item 7.            Financial Statements
Independent Auditors' Report*
(a)	Consolidated Statements of Financial Condition as of June 30, 2002 and 2001*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2002, 2001 and 2000*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2002, 2001 and 2000*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2002, 2001 and 2000*
(e)	Notes to Consolidated Financial Statements*
*	Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act

Directors

            Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be field not later than 120 days after the close of the fiscal year.

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

            Southern Missouri Bancorp is aware of the late filing of a Form 4 for Thadis R. Seifert relating to Mr. Seifert's purchase of 2,000 shares of Company common stock in February, 2001. In addition, a Form 4 representing the purchase of 76 shares by Mr. Bagby over a period of time through the reinvestment of dividends earned on Southern Missouri Bancorp common stock was not filed in a timely manner. Except as set forth above, to the Company's knowledge no other late reports occurred during the fiscal year ended June 30, 2002. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10.            Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.            Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders	98,257	$13.67	47,050
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 12.            Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 13.            Controls and Procedures

            In the year ended June 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company periodically reviews its internal controls for effectiveness, but did not conduct such a review during this period. In the future, the Company plans to conduct an evaluation of its disclosure controls and procedures each quarter.

Item 14.            Exhibits, List and Reports on Form 8-K

            (a)            Exhibits

                        See Index to Exhibits.

            (b)            Report on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Next Page

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date: September 30, 2002	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors	September 30, 2002

By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 30, 2002

By:	/s/ Leonard W. Ehlers Leonard W. Ehlers Director and Vice Chairman	September 30, 2002

By:	/s/ Samuel H. Smith Samuel H. Smith Director and Secretary	September 30, 2002

By:	/s/ James W. Tatum James W. Tatum Vice President and Director	September 30, 2002

By:	/s/ Ronnie D. Black Ronnie D. Black Director	September 30, 2002

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 30, 2002

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 30, 2002

Next Page

CERTIFICATION

I, Greg A. Steffens, certify that:
  I have reviewed this annual report on Form 10-KSB of Southern Missouri Bancorp, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 30, 2002	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Principal Financial and Accounting Officer)

CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Southern Missouri Bancorp, Inc. (the "Company") that the Annual Report of the Company on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	September 30, 2002	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Principal Financial and Accounting Officer)

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document			Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant			++
3(ii)	Bylaws of the Registrant			++
10	Material contracts:
	(a)	Registrant's 1994 Stock Option Plan		*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans		*
	(c)	Employment Agreements:		**
		(i)	Greg A. Steffens	**
		(ii)	James W. Duncan	****
	(d)	Director's Retirement Agreements
		(i)	Robert A. Seifert	***
		(ii)	Thadis R. Seifert	***
		(iv)	Leonard W. Ehlers	***
		(v)	James W. Tatum	***
		(vi)	Samuel H. Smith	***
		(vii)	Sammy A. Schalk	****
		(viii)	Ronnie D. Black	****
		(ix)	L. Douglas Bagby	****
	(e)	Tax Sharing Agreement		***
11	Statement Regarding Computation of Per Share Earnings			11
13	2002 Annual Report to Stockholders			13
21	Subsidiaries of the Registrant			21
23	Consent of Auditors			23
_______________________

*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

End.