Form 10QSB
period 2002-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2002-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2002

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to ___________

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

Yes	X	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 8, 2002 1,194,941 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

INDEX

			PAGE NO.
PART I.	Financial Information (Unaudited)

Item 1.	Consolidated Financial Statements (Unaudited)

	-	Consolidated Statements of Financial Condition	3

	-	Consolidated Statements of Income and Comprehensive Income	4

	-	Consolidated Statements of Cash Flows	5-6

	-	Notes to Consolidated Financial Statements	7-8

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	9-13

Item 3.	Control and Procedures		13

PART II.	OTHER INFORMATION		14

Item 1.	Legal Proceedings		14

Item 2.	Changes in Securities and Use of Proceeds		14

Item 3.	Defaults upon Senior Securities		14

Item 4.	Submission of Matters to a Vote of Security-Holders		14

Item 5.	Other Information		14

Item 6.	Exhibits and Reports on Form 8-K		14-15

	-	Signature Page	16

	-	Certifications	17-19

Next Page

PART I    Item 1.   Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2002 AND JUNE 30, 2002

ASSETS
	September 30, 2002	June 30, 2002
	(Unaudited)
Cash and cash equivalents	$ 6,467,685	$ 8,612,714
Investment and mortgage-backed securities
Available for sale - at estimated market value
(amortized cost $28,878,913 and $32,249,517 at September 30,
2002 and June 30, 2002, respectively)	29,331,642	32,758,857
Stock in Federal Home Loan Bank of Des Moines	2,592,500	2,350,000
Loans receivable, net	217,894,625	211,211,588
Accrued interest receivable	1,517,619	1,559,674
Foreclosed real estate, net	366,223	383,346
Premises and equipment	6,019,266	5,843,680
Intangible assets, net	3,305,634	3,369,448
Prepaid expenses and other assets	254,418	198,282
Total assets	$267,749,612	$266,287,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$187,734,669	$188,946,856
Securities sold under agreements to repurchase	5,216,465	4,311,237
Advances from FHLB of Des Moines	48,250,000	47,000,000
Advances from borrowers for taxes and insurance	199,786	170,610
Accounts payable and other liabilities	1,146,865	776,513
Accrued interest payable	474,900	571,168
Total liabilities	243,022,685	241,776,384

Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,473,645	17,456,872
Retained earnings, substantially restricted	17,586,383	17,093,398
Treasury stock of 607,466 shares at 9/30/02 and
592,966 shares at 6/30/02, at cost	(10,400,866)	(10,122,620)
Unearned employee benefits	(235,486)	(255,361)
Accumulated other comprehensive income	285,219	320,884
Total stockholders' equity	24,726,927	24,511,205
Total liabilities and stockholders' equity	$ 267,749,612	$266,287,589
See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)

	Three-months ended September 30,
	2002	2001
INTEREST INCOME:
Loans receivable	$ 3,867,530	$ 3,759,904
Investment securities	133,719	127,123
Mortgage-backed securities	257,610	375,989
Other interest-earning assets	4,824	53,969
Total interest income	4,263,683	4,316,985

INTEREST EXPENSE:
Deposits	1,191,648	1,734,460
Securities sold under agreements to repurchase	14,567	28,172
Advances from FHLB of Des Moines	671,860	554,133
Total interest expense	1,878,075	2,316,765

NET INTEREST INCOME	2,385,608	2,000,220

PROVISION FOR LOAN LOSSES	120,000	80,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,265,608	1,920,220

NONINTEREST INCOME:
Gain on sale of available for sale nortgage backed securities	-	1,366
Banking service charges	139,886	116,325
Loan late charges	20,039	22,943
Other income	87,293	62,812
Total noninterest income	247,218	203,446

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	795,115	689,651
Occupancy and equipment, net	293,600	240,047
SAIF deposit insurance premiums	7,998	7,638
Professional fees	51,246	46,861
Advertising	42,213	38,829
Postage and office supplies	64,654	68,546
Amortization of intangible assets	63,814	63,814
Other operating expenses	149,768	221,446
Total noninterest expense	1,468,408	1,376,832

INCOME BEFORE INCOME TAXES	1,044,418	746,834

INCOME TAXES	383,261	250,348

NET INCOME	661,157	496,486

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on AFS securities	(35,665)	139,240
Adjustment for gains (losses) included in net income	-	(861)
Total other comprehensive income	(35,665)	138,379

COMPREHENSIVE INCOME	$ 625,492	$ 634,865

Basic earnings per common share	$0.56	$0.41
Diluted earnings per common share	$0.55	$0.40
Dividends per common share	$0.14	$0.125

See Notes to Consolidated Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (Unaudited)

	Three-months ended September 30,
	2002	2001
Cash Flows From Operating Activities:

Net income	$661,157	$496,486
Items not requiring (providing) cash:
Depreciation and amortization	138,691	122,528
MRP expense and ESOP expense	36,648	31,336
Gain on sale of mortgage-backed
securities, available for sale	-	(1,366)
Amortization of intangible assets	63,814	63,814
Provision for loan losses	120,000	80,000
Net amortization of premiums and discounts	79,577	60,859
Changes in:
Accrued interest receivable	42,055	(245,476)
Prepaid expenses and other assets	(56,136)	(10,224)
Accounts payable and other liabilities	391,298	(51,455)
Accrued interest payable	(96,268)	(130,557)
Net cash provided by operating activities	1,380,836	415,945

Cash flows from investing activities:
Net increase in loans	(6,795,802)	(6,081,182)
Proceeds from sales of mortgage-backed securities, available-for-sale	-	3,389,072
Proceeds from maturing mortgage-backed securities, available-for-sale	3,805,987	2,212,824
Proceeds from maturing investment securities, available-for-sale	665,000	5,450,000
Purchase of Federal Home Loan Bank stock	(242,500)	-
Purchase of investment securities, available-for-sale	-	(6,585,608)
Purchase of mortgage-backed securities, available-for-sale	(1,179,961)	(7,060,932)
Purchase of premises and equipment	(314,277)	(352,478)
Proceeds from sale of foreclosed real estate	9,889	325,416
Net cash used in investing activities	(4,051,664)	(8,702,888)

Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	826,344	(3,147,570)
Net (decrease) increase in demand, NOW and Saving accounts	(2,038,531)	4,909,878
Net increase (decrease) in securities sold under agreements to repurchase	905,228	(552,625)
Net increase in advances from borrowers for taxes and insurance	29,176	25,150
Proceeds from Federal Home Loan Bank advances	8,100,000	5,000,000
Repayments of Federal Home Loan Bank advances	(6,850,000)	-
Dividends on common stock	(168,173)	(148,177)
Exercise of stock options	20,000	65,625
Payments to acquire treasury stock	(298,245)	(970,659)
Net cash provided by financing activities	525,799	5,181,622

Decrease in cash and cash equivalents	(2,145,029)	(3,105,321)
Cash and cash equivalents at beginning of period	8,612,714	10,710,122

Cash and cash equivalents at end of period	$6,467,685	$7,604,801

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Three-months ended September 30,
	2002	2001
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$80,953	$-
Conversion of foreclosed real estate to loans	87,635	47,600

Cash paid during the period for:
Interest (net of interest credited)	897,952	818,532
Income taxes	-	75,000

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2002 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2002 and 2001.

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

Note 4: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 2002 and 2001.

	Three Months Ended September 30,
	2002	2001
Net income	$661,157	$496,486
Weighted-average shares -
Basic earnings per share	1,180,376	1,224,241
Stock options under treasury
stock method	26,976	17,776
Weighted-average shares -
Diluted earnings per share	1,207,352	1,242,017

Basic earnings per common share	$ 0.56	$ 0.41
Diluted earnings per common share	$ 0.55	$ 0.40

Next Page

Note 5: New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This statement removes acquisitions of financial institutions other than transactions between two or more mutual enterprises from the scope of SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and SFAS interpretation No. 9, Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement shall be effective for acquisition on or after October 1, 2002.

This statement also has a transition provision that the carrying amount of an unidentifiable intangible asset shall continue to be amortized, unless the transaction in which that asset arose was a business combination. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date of SFAS No. 142, Goodwill and Other Intangible Assets is applied in its entirety.

Management plans to adopt SFAS No. 147 in its second quarter and is presently studying the effects of this statement, if any, in regards to its acquisition of two full service branches in August 2000.

Next Page

PART I    Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

               The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $757,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

               The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at September 30, 2002 and the results of operations for the three-month period ended September 30, 2002 and 2001, respectively.

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

Next Page

Financial Condition

              The Company's total assets increased by $1.5 million to $267.7 million at September 30, 2002, as compared to $266.3 million at June 30, 2002. Loans increased by $6.7 million, or 3.2%, to $217.9 million due primarily to growth in commercial business and consumer loans of $6.9 million and $942,000, respectively, partially offset by an $883,000 decrease in the residential real estate portfolio. Loan growth has been funded primarily with a $3.4 million reduction in the investment portfolio, a $2.1 million decrease in cash equivalents and a $1.3 million increase in FHLB advances.

               The Company's stockholders' equity increased $216,000, to $24.7 million at September 30, 2002 from $24.5 million at June 30, 2002. The increase was primarily due to net income for the three-month period, partially offset by cash dividends and stock repurchases totaling $466,000. The Company has the authority to repurchase an additional 33,000 shares of common stock under its current stock repurchase program.

Results of Operations - Comparison of the three-month periods ended September 30, 2002 and 2001.

               Net Income. The Company's net income for the three-month period ended September 30, 2002 was $661,000 compared to the $496,000 earned during the same period of the prior year. The increase of 33.2% was primarily due to increased net interest income, partially offset by a higher provision for loan losses, increased non-interest expense and a higher provision for income taxes.

              Net Interest Income. Net interest income increased $385,000 to $2.4 million for the three-month period ended September 30, 2002 as compared to the $2.0 million earned during the same period of the prior year. The 19.3% increase was primarily due to the incremental spread earned on the difference between the $22.3 million increase in average interest-earning assets and the $20.4 million increase in interest-bearing liabilities and the 44 basis point increase in the average interest rate spread to 3.46% from 3.02% over the same period of the prior year.

               Interest Income. Interest income decreased $53,000 to $4.3 million for the three-month period ended September 30, 2002 as compared to the same period of the prior year. The decrease was primarily due to the 72 basis point decrease in the average yield earned on these assets, from 7.47% to 6.75%, partially offset by the $22.3 million, or 9.7% increase in average interest-earning assets over the same period of the prior year. The decreased yield was primarily due to a general decline in market rates of interest with Wall Street prime rate at September 30, 2002 at 4.75% as compared to 6.00% at September 30, 2001. Included in the decline in interest income was a $118,000 and $49,000 drop in interest income on MBS and other interest earning assets, partially offset by a $108,000 increase in loan interest income. These changes were primarily due to the reinvestment of investment maturities and cash balances into loans.

              Interest Expense. Interest expense decreased $439,000, or 18.9%, to $1.9 million for the three-month period ended September 30, 2002 as compared to the $2.3 million during the same period of the prior year. The 18.9% decrease over the three-month period was primarily due to a 117 basis point decrease in the average cost of interest-bearing liabilities, from 4.46% to 3.29%, partially offset by the $20.4 million or 9.8% increase in average interest-bearing liabilities. The reduction in average cost of these liabilities was primarily due to the aforementioned general decline in market rates of interest.

              Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2002 was $120,000 as compared to $80,000 during the same period of the prior year. The increase in the provision was the result of the continued growth in the commercial business and consumer loan portfolios, which inherently have higher levels of credit risk than the one-to-four-family residential real estate loans. (See "Allowance for Loan Loss Activity" and "Nonperforming Assets").

               Noninterest Income. Noninterest income increased $44,000, or 21.5%, to $247,000 for the three-month period ended September 30, 2002, as compared to the $203,000 earned during the same period of the prior year. The increase was primarily attributed to an expanded customer base, which resulted in increased banking service charges and a $15,000 increase in commissions received on payment protection plans.

Next Page

               Noninterest Expense. Noninterest expense increased $92,000 to $1.5 million for the three-month period ended September 30, 2002 as compared to the $1.4 million during the same period of the prior year. The increase was primarily due to increased compensation and occupancy expense of $105,000 and $54,000, respectively, partially offset by the $73,000 decrease in other expense. The increase in compensation and benefits as well as occupancy and equipment expenses was primarily due to an increase in salaries, incentive bonuses and health insurance costs, and an increase in investments in premises, equipment and technology. Other expenses decreased primarily due to decreased expenses on other real estate owned.

               Provision for Income Taxes. The provision for income taxes for the three-month period ended September 30, 2002 was $383,000 as compared to the $250,000 recognized during the same period of the prior year. The increase in the tax provision was primarily due to increased taxable income and an increase in the Company's effective tax rate to 36.7% from 33.5%. The change in the effective tax rate was primarily due to the decrease in tax-free municipal interest income and a $15,000 state tax refund received in the prior period.

Allowance for Loan Loss Activity

              The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2002 and 2001:

	2002	2001

Balance, beginning of period	$ 1,569,266	$ 1,461,684
Loans charged off:
Residential real estate	(12,624)	-
Commercial real estate	(155)	-
Commercial	(3,255)	-
Consumer	(5,046)	(38,508)
Gross charged off loans	(21,080)	(38,508)
Recoveries of loans previously charged off:
Consumer	12,501	10,870
Gross recoveries of charged off loans	12,501	10,870
Net charge offs	(8,579)	(27,638)
Provision charged to expense	120,000	80,000
Balance, end of period	$1,680,687	$1,514,046

Ratio of net charge offs during the period
to average loans outstanding during the period	.00%	.01%

              The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $111,000 to $1.7 million at September 30, 2002 from $1.6 million at June 30, 2002. At September 30, 2002, the Company had $5.1 million, or 1.9% of total assets adversely classified as compared to $5.2 million, or 2.0% of total assets at June 30, 2002. The Company had classified $5.1 million of its assets as substandard and $28,000 as doubtful.

Nonperforming Assets

              The ratios of nonperforming assets to total assets and nonperforming loans net loans receivable are measures of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Next Page

Loans past maturity/delinquent 90 days or more	9/30/02	6/30/02	9/30/01
Residential real estate	$96,000	$273,000	$156,000
Commercial real estate	28,000	28,000	400,000
Commercial	21,000	7,000	137,000
Consumer	45,000	28,000	45,000
Total loans past maturity/delinquent 90+ days	190,000	336,000	738,000
Foreclosed real estate	366,000	383,000	731,000
Total nonperforming assets	$556,000	$719,000	$1,469,000

Percentage nonperforming assets to total assets	0.21%	0.27%	0.60%
Percentage nonperforming loans to net loans	0.09%	0.16%	0.39%

Asset and Liability Management and Market Risk

              The goal of the Company's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Bank to an excessive level of interest-rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the anticipated repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

              The Company's demand for fixed rate residential loan products remains high due to customer preferences for fixed rate loans in the current interest rate environment. During the first three months of fiscal 2003, fixed rate residential loan production totaled $5.6 million, or 18.5% of total originations. At September 30, 2002, fixed rate loans with remaining maturities in excess of 10 years totaled $64.3 million, or 29.5% of loans receivable as compared to $66.4 million, or 31.4% of loans receivable at June 30, 2002. At September 30, 2002, CDs with original terms of two years or more totaled $32.8 million as compared to $32.0 million at June 30, 2002.

              In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized longer term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long term CDs to fund a portion of the fixed-rate residential loan originations and to extend the average maturity of the CD portfolio. Other elements of the Company's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by reducing the weighted average maturity, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

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

               The Company uses its liquidity resources principally to satisfy ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2002, the Company had outstanding commitments to fund approximately $19.6 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2002, the Bank had available credit at the FHLB of approximately $91.4 million, of which $48.3 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Next Page

Regulatory Capital

               The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 2002, the Bank exceeded all regulatory capital requirements with leverage capital of $20.1 million (7.67% of average total assets), tier I capital of $20.1 million (11.23% of risk-based assets) and risk-based capital of $21.8 million (12.17% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

PART I   Item 3   Control and Procedures
Southern Missouri Bancorp, Inc. and Subsidiary

       (a)       Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer [and several other members of the Company's senior management] within the 90-day period preceding the filing date of this quarterly report. The Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b)       Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2 -	Changes in Securities and Use of Proceeds

None

Item 3 -	Defaults upon Senior Securities

Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders

	(a)	On October 21, 2002, the Company held its Annual Meeting of Stockholders.

	(b)	At the meeting Mr. James W. Tatum and Ronnie D. Black were elected to three-year terms to expire in 2005 and the Company's proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors for the fiscal year end June 30, 2003 was also approved.

	(c)	The results of the voting on each of the proposals is as follows:

		(i)	The election of Mr. James W. Tatum as a director of the Company;

			VOTES	FOR	WITHHELD
			1,025,216	1,020,591	4,625

		(ii)	The election of Mr. Ronnie D. Black as a director of the Company;

			VOTES	FOR	WITHHELD
			1,025,216	1,020,591	4,625

		(iii)	The proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors;

			VOTES	FOR	AGAINST	ABSTAIN
			1,025,216	1,020,791	3,425	1,000

Item 5 -	Other Information

None

Item 6 -	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		(3)(a)	Certificate of Incorporation of the Registrant++
		(3)(b)	Bylaws of the Registrant++

Next Page

		10	Material Contracts
			(a)	Registrant's Stock Option Plan*
			(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*

			(c)	Employment Agreements
				(i)	Greg A. Steffens**
				(ii)	James W. Duncan****
			(d)	Director's Retirement Agreements
				(i)	Robert A. Seifert***
				(ii)	Thadis R. Seifert***
				(iii)	Leonard W. Ehlers***
				(iv)	James W. Tatum***
				(v)	Samuel H. Smith***
				(vi)	Sammy A. Schalk****
				(vii)	Ronnie D. Black****
				(viii)	L. Douglas Bagby****
			(e)	Tax Sharing Agreement***

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10--KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.

	(b)	Reports on Form 8-K:

None.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date:	November 13, 2002	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors

Date:	November 13, 2002	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page

CERTIFICATION

I, Greg A. Steffens, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Missouri Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Novmeber 13, 2002	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive Officer)

Next Page

CERTIFICATION

I, Greg A. Steffens, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Missouri Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Greg A. Steffens Greg A. Steffens President (Principal Financial Officer)

Next Page

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Southern Missouri Bancorp, Inc. (the "Company") that the quarterly report of the Company on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: November 13, 2002	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial Officer)

End.