Form 10QSB
period 2002-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2003-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2002
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

Yes	X	No
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2003
Common Stock, Par Value $.01	1,191,795 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX

Next Page

PART I      Item 1.      Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND JUNE 30, 2002

ASSETS

	December 31, 2002	June 30, 2002
	(Unaudited)
Cash and cash equivalents	$ 5,880,432	$ 8,612,714
Investment and mortgage-backed securities
Available for sale - at estimated market value
(amortized cost $30,539,732 and $32,249,517 at December 31,
2002 and June 30, 2002, respectively)	30,931,796	32,758,857
Stock in Federal Home Loan Bank of Des Moines	2,592,500	2,350,000
Loans receivable, net	222,380,534	211,211,588
Accrued interest receivable	1,414,091	1,559,674
Foreclosed real estate, net	336,223	383,346
Premises and equipment	6,255,659	5,843,680
Intangible assets, net	3,241,820	3,369,448
Prepaid expenses and other assets	318,257	198,282
Total assets	$273,351,312	$266,287,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$193,485,778	$188,946,856
Securities sold under agreements to repurchase	5,613,913	4,311,237
Advances from FHLB of Des Moines	48,000,000	47,000,000
Advances from borrowers for taxes and insurance	53,997	170,610
Accounts payable and other liabilities	602,117	776,513
Accrued interest payable	462,650	571,168
Total liabilities	248,218,455	241,776,384

Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,490,417	17,456,872
Retained earnings, substantially restricted	18,097,693	17,093,398
Treasury stock of 611,406 shares at 12/31/02 and
592,966 shares at 6/30/02, at cost	(10,504,674)	(10,122,620)
Unearned employee benefits	(215,611)	(255,361)
Accumulated other comprehensive income	247,000	320,884
Total stockholders' equity	25,132,857	24,511,205
Total liabilities and stockholders' equity	$273,351,312	$266,287,589

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
INTEREST INCOME:
Loans receivable	$3,879,857	$3,718,722	$7,747,387	$7,478,626
Investment securities	136,170	112,242	269,889	239,366
Mortgage-backed and related securities	172,335	373,924	429,945	749,913
Other interest-earning assets	5,401	23,691	10,225	77,660
Total interest income	4,193,763	4,228,579	8,457,446	8,545,565

INTEREST EXPENSE:
Deposits	1,118,070	1,418,834	2,309,718	3,153,295
Securities sold under agreements to repurchase	17,624	19,349	32,191	47,521
Advances from FHLB of Des Moines	675,126	624,300	1,346,986	1,178,433
Total interest expense	1,810,820	2,062,483	3,688,895	4,379,249

NET INTEREST INCOME	2,382,943	2,166,096	4,768,551	4,166,316

PROVISION FOR LOAN LOSSES	90,000	90,000	210,000	170,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,292,943	2,076,096	4,558,551	3,996,316

NONINTEREST INCOME:
Gain on sale of available for sale securities	-	-	-	1,366
Banking service charges	181,288	123,008	321,174	239,333
Late charges and other fees	30,207	26,193	50,246	49,136
Other income	96,405	64,492	183,697	127,305
Total noninterest income	307,900	213,693	555,117	417,140

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	804,443	764,476	1,599,558	1,454,127
Occupancy and equipment, net	316,936	290,849	610,537	530,895
SAIF deposit insurance premiums	7,924	7,859	15,922	15,497
Professional fees	43,852	51,919	92,848	98,779
Advertising	40,069	40,382	82,282	79,211
Postage and office supplies	59,463	68,310	124,116	136,856
Amortization of intangible assets	63,814	63,814	127,629	127,629
Other operating expenses	185,728	181,850	337,744	403,297
Total noninterest expense	1,522,229	1,469,459	2,990,636	2,846,291

INCOME BEFORE INCOME TAXES	1,078,614	820,330	2,123,032	1,567,165

PROVISION FOR INCOME TAXES	400,152	284,770	783,413	535,118

NET INCOME	678,462	535,560	1,339,619	1,032,047

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on AFS securities	(38,219)	(122,246)	(73,884)	16,994
Adjustment for (losses) included in net income, net	-	-	-	(861)
Total other comprehensive income	(38,219)	(122,246)	(73,884)	16,133

COMPREHENSIVE INCOME	$ 640,243	$ 413,314	$1,265,735	$1,048,180

Basic earnings per common share	$0.58	$0.45	$1.14	$0.86
Diluted earnings per common share	$0.56	$0.45	$1.11	$0.85
Dividends per common share	$0.14	$0.125	$0.28	$0.25

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 2002 AND DECEMBER 31, 2001 (UNAUDITED)

	Six-months ended December 31,
	2002	2001
Cash Flows From Operating Activities:
Net income	$ 1,339,619	$ 1,032,047
Items not requiring (providing) cash:
Depreciation and amortization	285,623	291,369
MRP expense and ESOP expense	73,296	62,669
Gain on sale of mortgage-backed
securities, available for sale	-	(1,366)
Amortization of intangible assets	127,629	127,629
Provision for loan losses	210,000	170,000
Net amortization of premiums and discounts	215,701	152,711
Changes in:
Accrued interest receivable	145,583	148,312
Prepaid expenses and other assets	(123,781)	(35,959)
Accounts payable and other liabilities	(131,004)	(364,745)
Accrued interest payable	(108,518)	(432,894)
Net cash provided by operating activities	2,034,148	1,149,773

Cash flows from investing activities:
Net increase in loans	(11,383,060)	(14,362,010)
Proceeds from sales of mortgage-backed securities, available-for-sale	-	3,389,072
Proceeds from maturing mortgage-backed securities, available-for-sale	9,646,661	4,904,259
Proceeds from maturing investment securities, available-for-sale	1,295,000	8,115,000
Purchase of Federal Home Loan Bank stock	(242,500)	(50,000)
Purchase of investment securities, available-for-sale	(1,069,687)	(6,755,608)
Purchase of mortgage-backed-securities, available-for-sale	(8,377,890)	(10,570,650)
Purchase of premises and equipment	(697,602)	(854,629)
Proceeds from sale of foreclosed real estate	55,042	325,416
Net cash used in investing activities	(10,774,036)	(15,859,150)

Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	3,523,847	(4,544,235)
Net increase in demand, NOW and savings accounts	1,015,075	12,667,556
Net increase in securities sold under agreements to repurchase	1,302,676	170,249
Net decrease in advances from borrowers for taxes and insurance	(116,613)	(186,807)
Proceeds from Federal Home Loan Bank advances	13,200,000	7,000,000
Repayments of Federal Home Loan Bank advances	(12,200,000)	-
Cash dividends paid	(335,325)	(299,202)
Exercise of stock options	48,540	65,625
Purchase of treasury stock	(430,594)	(1,062,615)
Net cash provided by financing activities	6,007,606	13,810,571

Decrease in cash and cash equivalents	(2,732,282)	(898,806)

Cash and cash equivalents at beginning of period	8,612,714	10,710,122

Cash and cash equivalents at end of period	$ 5,880,432	$ 9,811,316

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six months ended December 31,
	2002	2001
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate and other assets	$ 133,801	$ 82,507
Conversion of foreclosed real estate to loans	110,035	57,600

Cash paid during the period for:
Interest (net of interest credited)	$2,049,916	$2,091,121
Income taxes	658,000	477,000

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:   Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2002 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2002 and 2001.

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

Note 4:   Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six month periods ended December 31, 2002 and 2001.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net income	$ 678,462	$ 535,560	$1,339,619	$1,032,047
Weighted-average shares -
Basic earnings per share	1,170,622	1,180,786	1,175,499	1,202,513
Stock options under treasury
Stock method	31,094	20,394	29,012	19,085
Weighted-average shares -
Diluted earnings per share	1,201,671	1,201,180	1,204,511	1,221,598
Basic earnings per common share	$ 0.58	$ 0.45	$ 1.14	$ 0.86
Diluted earnings per common share	$ 0.56	$ 0.45	$ 1.11	$ 0.85

Next Page

Note 5:   Adoption of SFAS No. 142

The Bank adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. The adoption of SFAS No. 142 did not have an impact on the financial position or results of operations of the Company. The Bank acquired two full-service branches in August 2000 for cash. The Bank continues to amortize $3.8 million in intangible assets related to the acquired branches over 15 years.

Note 6:   New Accounting Pronouncement

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This statement removes acquisitions of financial institutions other than transactions between two or more mutual enterprises from the scope of SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and SFAS interpretation No. 9, Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement shall be effective for acquisitions occurring on or after October 1, 2002. The adoption of Statement No. 147 is not expected to have a material effect on the Company's financial position or results of operations.

Next Page

PART I   Item 2

Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $664,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at December 31, 2002 and the results of operations for the three and six month periods ended December 31, 2002 and 2001, respectively.

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

Next Page

Financial Condition

The Company's total assets increased by $7.1 million, or 2.7%, to $273.4 million at December 31, 2002, as compared to $266.3 million at June 30, 2002. Loans increased by $11.2 million, or 5.3%, to $222.4 million due primarily to growth in commercial business and consumer loans of $10.8 million and $892,000, respectively. The increase in the balance of commercial loans was due to an increased focus and market penetration in this type of lending. (See Asset/Liability Management and Market Risk) Loan growth has been funded primarily with increased deposits of $4.5 million and a reduction in the investment portfolio and cash equivalents of $1.8 million and $2.7 million, respectively.

The Company's stockholders' equity increased $622,000, or 2.5%, from $24.5 million at June 30, 2002 to $25.1 million at December 31, 2002. The increase was primarily due to net income for the six-month period, partially offset by cash dividends and stock repurchases totaling $766,000. The Company has the authority to repurchase approximately 26,400 shares of common stock under its current stock repurchase program.

Results of Operations - Comparison of the three and six-month periods ended December 31, 2002 and 2001.

Net Income. The Company's net income for the three and six-month periods ended December 31, 2002 was $678,000 and $1.3 million, respectively, as compared to $536,000 and $1.0 million earned during the same periods of the prior year. The increase of 26.7% and 29.8% recorded during the three and six-month periods were primarily due to increased net interest income and non-interest income, partially offset by increased non-interest expense and higher provisions for income taxes.

Net Interest Income. Net interest income increased $217,000 to $2.4 million for the three-month period ended December 31, 2002 when compared to the same period of the prior year. The 10.0% increase was primarily due to the incremental spread earned on the difference between the $21.8 million increase in average interest-earning assets and the $17.6 million increase in average interest-bearing liabilities and the 8 basis point increase in the average interest rate spread to 3.36% from 3.28% over the same period of the prior year.

Net interest income increased $602,000 to $4.8 million for the six-month period ended December 31, 2002 when compared to the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $22.8 million increase in average interest-earning assets and the $19.0 million increase in average interest-bearing liabilities and the 22 basis point increase in the average interest rate spread to 3.41% from 3.19% over the same period of the prior year.

Interest Income. Interest income decreased $35,000 to $4.2 million for the three-month period ended December 31, 2002 as compared to the same period of the prior year. The decrease was primarily due to the 65 basis point decrease in the average yield on interest earning assets, from 7.12% to 6.47%, partially offset by the $21.8 million, or 9.2% increase in average interest-earning assets over the same period of the prior year. Interest income decreased $88,000 to $8.5 million for the six-month period ended December 31, 2002 as compared to the same period of the prior year. The decrease was primarily due to the 72 basis point decrease in the average yield on interest-earning assets, from 7.32% to 6.60%, partially offset by the $22.8 million, or 9.8% increase in average interest-earning assets over the same period of the prior year. The reduction in average yields over the three and six month periods ended December 31, 2002 was primarily due to a general decline in the market rate of interest and accelerated prepayment rates on the MBS portfolio requiring increased premium amortization.

Interest Expense. Interest expense decreased $252,000 to $1.8 million for the three-month period ended December 31, 2002 from $2.1 million during the same period of the prior year. The 12.2% decrease was primarily due to the 72 basis point decline in the average cost of interest-bearing liabilities, from 3.83% to 3.11%, partially offset by the $17.6 million, or 8.2%, increase in average interest-bearing liabilities. Interest expense decreased $690,000 to $3.7 million for the six-month period ended December 31, 2002 from $4.4 million during the same period of the prior year. The 15.8% decrease was primarily due to a 94 basis point decline in the average cost of interest-bearing liabilities from 4.14% to 3.20%, partially offset by the $19.0 million, or 9.0% increase in average interest-bearing liabilities. The reduction in average costs was primarily due to the aforementioned general decline in market rates of interest.

Provision for Loan Losses. The provision for loan losses for the three and six-month periods ended December 31, 2002 was $90,000 and $210,000, respectively, as compared to $90,000 and $170,000 for the same periods of the prior year. The increase in the provision over the six-month period ended December 31, 2002 was the result of continued growth in the commercial business and consumer loan portfolios, which historically have higher levels of credit risk than one-to-four family residential real estate loans. (see "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. Noninterest income increased $94,000 to $308,000 for the three-month period ended December 31, 2002 as compared to the $214,000 earned during the same period of the prior year. Noninterest income increased $138,000 to $555,000 for

Next Page

the six-month period ended December 31, 2002 as compared to the $417,000 earned during the same period of the prior year. The increases in both the three and six-month periods were primarily due to an expanded customer base, structural changes in the assessment of overdraft fees and the increase in commissions received on the sale of credit life and disability insurance products.

Noninterest Expense. Noninterest expense increased $53,000, to $1.5 million for the three-month period ended December 31, 2002, as compared to the same period of the prior year. The 3.6% increase was primarily due to compensation and occupancy expense increases of $40,000 and $26,000. Noninterest expense increased $144,000, to $3.0 million, for the six-month period ended December 31, 2002 as compared to the same period of the prior year. The 5.0% increase was primarily due to compensation and occupancy expenses increases of $145,000 and $80,000, partially offset by the decrease in other expenses of $66,000. The increases in both the three and six month periods in compensation and benefits as well as occupancy and equipment expenses was primarily due to an increase in salaries, incentive bonuses and health insurance costs, and an increase in investments in premises, equipment and technology. Other expenses decreased primarily due to decreased expenses on other real estate owned.

Provision for Income Taxes. The provision for income taxes for the three and six-month periods ended December 31, 2002 was $400,000 and $783,000, respectively, as compares to the $285,000 and $535,000 expended during the same periods of the prior year. The increase in the tax provision for the three and six-month periods ended were attributed to increased taxable income and the increase in the Company's effective tax rate to 36.9% from 34.2%. The change in the effective tax rate was primarily due to a decrease in tax-free interest income earned during the period (earned on municipal securities held by the Company) and an effective higher state income tax rate over the prior periods.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2002 and 2001:

	2002	2001
Balance, beginning of period	$1,569,266	$1,461,684
Loans charged off:
Residential real estate	(17,865)	(20,541)
Commercial real estate	(155)	(11,966)
Commercial	(19,862)	(95,306)
Consumer	(58,282)	(85,638)
Gross charged off loans	(96,164)	(213,451)
Recoveries of loans previously charged off:
Residential real estate	-	437
Commercial real estate	10,000	-
Consumer	23,444	22,068
Gross recoveries of charged off loans	33,444	22,505
Net charge offs	(62,720)	(190,946)
Provision charged to expense	210,000	170,000
Balance, end of period	$1,716,546	$1,440,738

Ratio of net charge offs during the period
to average loans outstanding during the period	.03%	.10%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $147,000 to $1.7 million at December 31, 2002 from June 30, 2002. At December 31, 2002, the Bank had $4.3 million, or 1.6% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.2 million, or 2.0% of assets at June 30, 2002. The improvement was primarily due to a reduction in adversely classified commercial loans of $696,000 due to loan repayments. At December 31, 2002, the Company had classified $4.2 million of its assets as substandard and $57,000 as doubtful.

Next Page

Nonperforming Assets

The ratio of nonperforming assets to total assets and non-performing loans to net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Loans past maturity/delinquent 90 days or more	12/31/02	6/30/02	12/31/01
Residential real estate	$172,000	$273,000	$108,000
Commercial real estate	-	28,000	33,000
Commercial	-	7,000	23,000
Consumer	57,000	28,000	50,000
Total loans past maturity/delinquent 90 days or more	229,000	336,000	214,000
Foreclosed real estate or other real estate owned	336,000	383,000	731,000
Total nonperforming assets	$565,000	$719,000	$945,000

Percentage nonperforming assets to total assets	0.21%	0.27%	0.37%
Percentage nonperforming loans to net loans	0.10%	0.16%	0.11%

Asset and Liability Management and Market Risk

The goal of the Company's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Company to an excessive level of interest rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the anticipated repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized long-term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long term CDs to fund a portion of the fixed-rate residential loan originations and to extend the average maturity of the CD portfolio. Other elements of the Bank's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

Recently, the Bank's fixed-rate residential loan production and portfolio has decreased primarily due to the additional focus being placed on commercial loans, increased residential loan prepayment rates and increased customer demand for residential ARMs. During the six-month period ended December 31, 2002, fixed rate residential loan originations totaled $12.8 million as compared to $18.3 million during the same period of the prior year. At December 31, 2002, fixed-rate residential loans with remaining maturities in excess of 10 years totaled $64.9 million, or 29.2% of loans receivable as compared to $66.4 million, or 31.4% of loans receivable at June 30, 2002. The Company originated $8.8 million fixed rate commercial loans during the six- month period ended December 31, 2002 as compared to $12.5 million during the same period of the prior year. The Company also originated $27.6 million in adjustable rate commercial loans during the six-month period ended December 31, 2002 as compared to $17.2 million during the same period of the prior year. At December 31, 2002, CDs with original terms of two years or more totaled $33.9 million as compared to $32.0 million at June 30, 2002.

Liquidity and Capital Resources

The Company's primary potential sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal and interest, investment maturities and sales, and ongoing operating results.

Next Page

While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including general economic conditions and market competition. The Bank has primarily relied on FHLB advances as a source for funding cash or liquidity needs.

The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At December 31, 2002, the Company had outstanding commitments to fund approximately $22.3 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 2002, the Bank had available credit at the FHLB of approximately $95.2 million, based on eligible loan collateral, of which $48.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meets the Company's liquidity needs.

Regulatory Capital

The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 2002, the Bank exceeded all regulatory capital requirements with leverage capital of $20.7 million (7.70% of average total assets), tier I capital of $20.7 million (11.28% of risk-weighted assets) and risk-based capital of $22.4 million (12.21% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

Next Page

PART I   Item 3   Control and Procedures

Southern Missouri Bancorp, Inc. and Subsidiary

      (a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer within the 90-day period preceding the filing date of this quarterly report. The Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b)      Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2 -	Changes in Securities and Use of Proceeds

None

Item 3 -	Defaults upon Senior Securities

Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders

None

Item 5 -	Other Information

None

Item 6 -	Exhibits and Reports on Form 8-K
	(a)	Exhibits
	(3) (a)	Certificate of Incorporation of the Registrant++
	(3) (b)	Bylaws of the Registrant++
	10	Material Contracts
	(a)	Registrant's Stock Option Plan*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
	(c)	Employment Agreements
	(i)	Greg A. Steffens**
	(ii)	James W. Duncan****
	(d)	Director's Retirement Agreements***
	(i)	Robert A. Seifert***
	(ii)	Thadis R. Seifert***
	(iv)	Leonard W. Ehlers***
	(v)	James W. Tatum***
	(vi)	Samuel H. Smith***
	(vii)	Sammy A. Schalk****
	(viii)	Ronnie D. Black****
	(ix)	L. Douglas Bagby****
	(e)	Tax Sharing Agreement***

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.

	(b)	Reports on Form 8-K:

None

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date:	February 14, 2003	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors

Date:	February 14, 2003	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page

CERTIFICATION

I, Greg A. Steffens, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Missouri Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	By:	/s/Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial Officer)

Next Page

CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Southern Missouri Bancorp, Inc. (the "Company") that the quarterly report of the Company on Form 10-QSB for the quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	February 14, 2003	By:	/s/Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial Officer)

End.