Form 10QSB
period 2003-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2003-05-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

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

Yes         X          No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at May 9, 2003 1,176,395 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

INDEX

PART I.	Financial Information (Unaudited)		PAGE NO.

Item 1	Consolidated Financial Statements (Unaudited)

	-	Consolidated Statements of Financial Condition	3

	-	Consolidated Statements of Income and
		Comprehensive Income	4

	-	Consolidated Statements of Cash Flows	5-6

	-	Notes to Consolidated Financial Statements	7-8

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations		9-13

Item 3	Controls and Procedures		14

PART II. OTHER INFORMATION

Item 1	Legal Proceedings		15

Item 2	Changes in Securities and Use of Proceeds		15

Item 3	Defaults upon Senior Securities		15

Item 4	Submission of Matters to a Vote of Security-Holders		15

Item 5	Other Information		15

Item 6	Exhibits and Reports on Form 8-K		15

	-	Signature Page	16

	-	Certifications	17-19

Next Page

PART I        Item 1.       Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 AND JUNE 30, 2002

ASSETS

	March 31, 2003	June 30, 2002
	(Unaudited)

Cash and cash equivalents	$ 5,387,791	$ 8,612,714
Investment and mortgage-backed securities
Available for sale - at estimated market value
(amortized cost $34,085,941 and $32,249,517 at March 31, 2003
and June 30, 2002, respectively)	34,331,237	32,758,857
Stock in Federal Home Loan Bank of Des Moines	2,592,500	2,350,000
Loans receivable, net	223,425,890	211,211,588
Accrued interest receivable	1,433,206	1,559,674
Foreclosed real estate	346,223	383,346
Premises and equipment	6,207,809	5,843,680
Intangible assets, net	3,178,005	3,369,448
Bank owned life insurance- cash surrender value	4,020,351	-
Prepaid expenses and other assets	256,473	198,282
Total Assets	$281,179,485	$266,287,589

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$199,904,489	$188,946,856
Securities sold under agreements to repurchase	7,040,033	4,311,237
Advances from FHLB of Des Moines	48,000,000	47,000,000
Advances from borrowers for taxes and insurance	627	170,610
Accounts payable and other liabilities	727,405	776,513
Accrued interest payable	433,211	571,168
Total Liabilities	256,105,765	241,776,384

Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 3,000,000 shares authorized;
1,803,201 shares issued	18,032	18,032
Additional paid-in capital	17,513,899	17,456,872
Retained earnings, substantially restricted	18,619,622	17,093,398
Treasury stock of 628,806 shares at March 31, 2003 and
592,966 shares at June 30, 2002, at cost	(11,036,634)	(10,122,620)
Unearned employee benefits	(195,735)	(255,361)
Accumulated other comprehensive income	154,536	320,884
Total stockholders' equity	25,073,720	24,511,205

Total Liabilities and Stockholders' Equity	$281,179,485	$266,287,589

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

	Three-months ended March 31,		Nine-months ended March 31
	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$3,739,367	$3,734,837	$11,486,755	$11,213,463
Investment securities	94,463	122,843	364,352	362,209
Mortgage-backed and related securities	174,650	344,267	604,594	1,094,180
Other interest-earning assets	11,513	26,618	21,738	104,277
Total interest income	4,019,993	4,228,565	12,477,439	12,774,129

INTEREST EXPENSE:
Deposits	1,057,968	1,255,486	3,367,686	4,408,780
Securities sold under agreements to repurchase	21,199	21,268	53,390	68,789
Advances from FHLB	659,666	615,200	2,006,652	1,793,633
Total interest expense	1,738,833	1,891,954	5,427,728	6,271,202

NET INTEREST INCOME	2,281,160	2,336,611	7,049,711	6,502,927

PROVISION FOR LOAN LOSSES	60,000	110,000	270,000	280,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,221,160	2,226,611	6,779,711	6,222,927

NONINTEREST INCOME:
Gain on sale of available for sale securities	-	-	-	1,366
Banking service charges	265,208	115,412	586,382	354,745
Late charges and other fees	38,134	36,633	88,379	85,769
Earnings on bank owned life insurance	20,351	-	20,351	-
Other income	64,932	74,923	248,630	202,228
Total noninterest income	388,625	226,968	943,742	644,108

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	812,696	759,835	2,412,254	2,213,962
Occupancy and equipment, net	316,272	285,462	926,808	816,358
SAIF deposit insurance premiums	7,787	7,884	23,709	23,381
Professional fees	41,839	44,695	134,687	143,475
Advertising	34,769	34,665	117,051	113,876
Postage and office supplies	67,917	45,864	192,034	182,720
Amortization of intangible assets	63,814	63,814	191,443	191,443
Other operating expenses	182,584	262,055	520,329	665,350
Total noninterest expense	1,527,678	1,504,274	4,518,315	4,350,565

INCOME BEFORE INCOME TAXES	1,082,107	949,305	3,205,138	2,516,470

PROVISION FOR INCOME TAXES	393,326	325,830	1,176,738	860,948

NET INCOME	688,781	623,475	2,028,400	1,655,522

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) on AFS securities	(92,463)	(107,556)	(166,348)	(90,562)
Adjustment for (gains) losses included in net income	-	-	-	(861)
Total other comprehensive income	(92,463)	(107,556)	(166,348)	(91,423)
COMPREHENSIVE INCOME	$ 596,318	$ 515,919	$1,862,052	$1,564,099

Basic earnings per common share	$ 0.59	$ 0.53	$ 1.73	$ 1.39
Diluted earnings per common share	$ 0.58	$ 0.52	$ 1.69	$ 1.37
Dividends per common share	$ 0.14	$0.125	$ 0.42	$0.375
See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING MARCH 31, 2003 AND MARCH 31, 2002
(UNAUDITED)

	Nine-months ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$2,028,400	$1,655,522

Items not requiring (providing) cash:
Depreciation and amortization	443,365	423,575
MRP expense and ESOP expense	116,652	96,553
Gain on sale of available for sale securities	-	(1,366)
Amortization of intangible assets	191,443	191,443
Provision for loan losses	270,000	280,000
Earnings on bank owned life insurance	(20,351)	-
Net amortization of deferred income, premiums, and discounts	378,987	242,411
Changes in:
Accrued interest receivable	126,468	62,977
Prepaid expenses and other assets	(58,191)	(25,761)
Accounts payable and other liabilities	48,588	32,557
Accrued interest payable	(137,957)	(469,920)

Net cash provided by operating activities	3,387,404	2,487,991

Cash flows from investing activities:
Net increase in loans	(12,505,721)	(22,185,716)
Proceeds from sales of mortgage-backed securities, available-for-sale	-	3,389,072
Proceeds from maturing mortgage-backed securities, available-for-sale	15,083,732	9,183,968
Proceeds from maturing investment securities, available-for-sale	6,943,000	11,350,000
Purchase of Federal Home Loan Bank stock	(242,500)	(50,000)
Purchase of mortgage-backed-securities, available-for-sale	(14,624,727)	(13,113,698)
Purchase of investment securities, available-for-sale	(9,617,415)	(12,756,748)
Purchase of premises and equipment	(807,494)	(1,086,635)
Purchase of bank owned life insurance	(4,000,000)	-
Proceeds from sale of foreclosed real estate	58,542	441,412
Net cash used in investing activities	(19,712,583)	(24,828,345)

Cash flows from financing activities:
Net increase in certificates of deposit	6,189,900	43,020
Net increase in demand, NOW and savings accounts	4,767,733	15,238,726
Net increase in securities sold under agreements to repurchase	2,728,796	841,000
Net decrease in advances from borrowers for taxes and insurance	(169,983)	(126,034)
Proceeds from Federal Home Loan Bank advances	13,200,000	7,000,000
Repayments of Federal Home Loan Bank advances	(12,200,000)	-
Cash dividends paid	(502,176)	(450,107)
Exercise of stock options	138,540	115,625
Purchase of treasury stock	(1,052,554)	(1,142,615)
Net cash provided by financing activities	13,100,256	21,519,615

Decrease in cash and cash equivalents	(3,224,923)	(820,739)

Cash and cash equivalents at beginning of period	8,612,714	10,710,122

Cash and cash equivalents at end of period	$ 5,387,791	$ 9,889,383
See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine-months ended March 31,
	2003	2002
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 147,301	$ 91,000
Conversion of foreclosed real estate to loans	110,035	183,600

Cash paid during the period for:
Interest (net of interest credited)	$2,892,518	$2,900,557
Income taxes	1,008,000	477,000

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:   Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2002 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2002 and 2001.

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

Note 4:   Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine months ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net income	$ 688,781	$ 623,475	$2,028,400	$1,655,522
Average Common shares -
outstanding basic	1,164,063	1,178,854	1,171,687	1,194,627
Stock options under treasury
stock method	33,698	22,790	30,574	20,320
Average common shares -
outstanding diluted	1,197,761	1,201,644	1,202,261	1,214,947
Basic earnings per common share	$ 0.59	$ 0.53	$ 1.73	$ 1.39
Diluted earnings per common share	$ 0.58	$ 0.52	$ 1.69	$ 1.37

Next Page

Note 5:   Adoption of SFAS No. 142

The Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. The adoption of SFAS No. 142 did not have an impact on the financial position or results of operations of the Company. The Bank acquired two full-service branches in August 2000 for cash. The Bank continues to amortize $3.8 million in intangible assets related to the acquired branches over 15 years.

Note 6:   New Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. This Statement removes acquisitions of financial institutions other than transactions between two or more mutual enterprises from the scope of SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and SFAS interpretation No. 9, Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this Statement shall be effective for acquisitions occurring on or after October 1, 2002. The adoption of Statement No. 147 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply APB No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize any compensation cost for stock option awards. The Company has estimated the fair value of awards granted under its stock option plan utilizing the Black-Scholes pricing model. The proforma effect on compensation expense for all periods covered by the financial statements was immaterial and therefore has not been presented.

Next Page

PART I      Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $97,000 in cash and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Company remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at March 31, 2003 and the results of operations for the three and nine month periods ended March 31, 2003 and 2002, respectively.

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

Next Page

Financial Condition

The Company's total assets increased by $14.9 million, or 5.6%, to $281.2 million at March 31, 2003, as compared to $266.3 million at June 30, 2002. Loans increased by $12.2 million, or 5.8% to $223.4 million due primarily to growth in commercial business loans. The increase in the balance of commercial loans was due to an increased focus and market penetration in this type of lending. (See Asset and Liability Management and Market Risk.) The Company purchased $4.0 million in bank owned life insurance on executives of the Bank during the three-month period ending March 31, 2003 which contributed to the Company's asset growth. Asset growth has been funded primarily with deposits and securities sold under agreements to repurchase, which have increased $11.0 million and $2.7 million, respectively, and the reduction in cash equivalents of $3.2 million. The deposit increase was primarily due to the increase in certificates of deposit and transaction accounts of $6.2 million and $4.8 million, respectively.

The Company's stockholders' equity increased $563,000, or 2.3%, from $24.5 million at June 30, 2002 to $25.1 million at March 31, 2003. The increase was primarily due to net income for the nine-month period, partially offset by cash dividends and stock repurchases totaling $1.4 million. The Company has approximately 58,750 shares of common stock remaining to be purchased under its current stock repurchase program.

Results of Operations - Comparison of the three and nine-month periods ended March 31, 2003 and 2002.

Net Income. The Company's net income for the three-month period ended March 31, 2003 was $689,000 as compared to $623,000 earned during the same period of the prior year. The increase of 10.5% recorded during the three-month period was primarily due to the increase in non-interest income, partially offset by the reduction in net interest income, and the increases in non-interest expense and income tax expense.

The Company's net income for the nine-month period ended March 31, 2003 was $2.0 million as compared to $1.7 million during the same period of the prior year. The increase of 22.5% recorded during the nine-month period was primarily due to the increases in net interest income and non-interest income, respectively, partially offset by increases in non-interest expense and income tax expense.

Net Interest Income. Net interest income decreased $55,000, or 2.4%, to $2.3 million for the three-month period ended March 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to the 28 basis point decrease in the average interest rate spread from 3.47% to 3.19% over the same period of the prior year, partially offset by the spread earned on the incremental difference between the $15.7 million increase in average interest-earning assets over the $13.5 million increase in average interest-bearing liabilities. The decrease in the average interest rate spread was primarily due to lower investment portfolio yields from 4.96% to 3.28% over the same period of the prior year. The decrease in investment portfolio yields was primarily due to the Company's strategy of keeping the average life of the investment portfolio less than three years in conjunction with a drop in market interest rates. (See Asset and Liability Management and Market Risk)

Net interest income increased $547,000, or 8.4%, to $7.0 million for the nine-month period ended March 31, 2003 as compared to the same period of the prior year. The increase was primarily due to the incremental spread earned on the difference between the $20.5 million increase in interest-earning assets and the $17.2 million increase in interest-bearing liabilities. During this same period, the Company also experienced an increase in the average interest rate spread of 5 basis points from 3.28% to 3.33%.

Interest Income. Interest income decreased $209,000, or 4.9% to $4.0 million for the three-month period ended March 31, 2003 as compared to the $4.2 million earned during the same period of the prior year. The decrease was primarily due to the 73 basis point decrease in the average yield earned on interest earning assets, partially offset by the $15.7 million, or 6.3% increase in average interest-earning assets. Interest income decreased $297,000, or 2.3% to $12.5 million for the nine-month period ended March 31, 2003 as compared to the $12.8 million earned during the same period of the prior year. The decrease was primarily due to the 72 basis point decrease in the average yield earned on interest earning assets, partially offset by the $20.5 million, or 8.6% increase in average interest-earning assets.

The reduction in average yields during the three- and nine-month periods ended March 31, 2003 was primarily due to increased prepayment rates causing increased premium amortization on the MBS portfolio, the reinvestment of the increased cash flows into lower yielding securities and loans and the general decline in the market rate of interest.

Interest Expense. Interest expense decreased $153,000, or 8.1% to $1.7 million for the three-month period ended March 31, 2003, as compared to the $1.9 million expended during the same period of the prior year. The decrease was primarily due to the 45 basis point decrease in the average cost of interest-bearing liabilities, from 3.36% to 2.91%, partially offset by the $13.5 million increase in average interest-bearing liabilities. Interest expense decreased $843,000, or 13.5% to $5.4 million for the nine-month period ended March 31, 2003, as compared to the $6.3 million expended during the same period of the prior year. The decrease was primarily due

Next Page

to the 77 basis point decrease in the average cost of interest-bearing liabilities, from 3.87% to 3.10%, partially offset by the $17.2 million increase in average interest-bearing liabilities. The reduction in average costs was primarily due to lower average interest rates on interest-bearing liabilities and the general decline in the market rate of interest.

Provision for Loan Losses. The provision for loan losses for the three- and nine-month periods ended March 31, 2003 was $60,000 and $270,000, respectively, as compared to $110,000 and $280,000 for the same periods of the prior year. The decrease in the provision over the three- and nine-month periods ended March 31, 2003 was primarily due to a reduction in charged off loans, reduced delinquencies and a decline in adversely classified assets. (see "Allowances for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income increased $162,000, or 71.2% to $389,000 for the three-month period ended March 31, 2003, as compared to the $227,000 earned during the same periods of the prior year. Non-interest income increased $299,000, or 46.5% to $944,000 for the nine-month period ended March 31, 2003, as compared to the $644,000 earned during the same period of the prior year. The increases for the three- and nine-month periods were primarily due to an expanded customer base, structural changes in the assessment of overdraft fees and the implementation of an overdraft privilege program in the third quarter which resulted in increased banking service charges. The overdraft privilege program allows non-business customers to overdraw their account up to $400 with a fee for each check that is presented for payment while the account has a negative balance. During the three-month period ended March 31, 2003, the Bank purchased bank owned life insurance and its cash surrender value increased $20,000.

Non-interest Expense. Non-interest expense increased $23,000, or 1.6% to $1.5 million for the three-month period ended March 31, 2003, as compared to the $1.5 million expended during the same periods of the prior year. The increase was primarily due to increased expenses for compensation and benefits, occupancy and supplies of $53,000, $31,000 and $22,000, respectively, partially offset by the reduction in other operating expenses of $80,000. Non-interest expense increased $168,000, or 3.9% to $4.5 million for the nine-month ended March 31, 2003, as compared to $4.4 million expended over the same period of the prior year. The increase was primarily due to increased expenses for compensation and benefits and occupancy of $198,000 and $110,000, respectively, partially offset by a reduction in other operating expenses of $145,000. The increase in the three- and nine-month periods in compensation and benefits as well as occupancy and equipment expenses was primarily due to an increase in salaries, incentive bonuses and health insurance costs and an increase in investments in premises, equipment and technology. Other operating expense decreased primarily due to lower expenses on other real estate owned.

Provision for Income Taxes. The provision for income taxes for the three- and nine-month periods ended March 31, 2003 was $393,000 and $1.2 million, respectively, as compared to the $326,000 and $861,000 expended for the same periods of the prior year. The increase in tax provisions for the three- and nine-month periods ended March 31, 2003 were primarily attributed to increased taxable income and the increase in the Company's effective tax rate from 34.3% to 36.4% for the three-month period and from 34.2% to 36.7% for the nine-month period ending March 31, 2003. The change in the effective tax rate was primarily due to a decrease in tax-free income earned during the period (earned on municipal securities held by the Company) and an effective higher state income tax rate over the prior periods.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses for the nine-month periods ended March 31, 2003 and 2002:

Next Page

	2003	2002
Balance, beginning of period	$1,569,266	$ 1,461,684
Loans charged off:
Residential real estate	(17,935)	(24,034)
Commercial real estate	(155)	(11,966)
Commercial business	(19,862)	(95,306)
Consumer	(73,176)	(110,659)
Gross loans charged off	(111,128)	(241,965)
Recoveries of loans previously charged off:
Residential real estate	43	437
Commercial real estate	10,000	-
Commercial business	6,782	-
Consumer	35,075	25,156
Gross recoveries of loans charged off	51,900	25,593
Net charge offs	(59,228)	(216,372)
Provision charged to expense	270,000	280,000
Balance, end of period	$1,780,038	$ 1,525,312
Ratio of net charge offs during the period
to average loans outstanding during the period	.03%	.13%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $255,000 to $1.8 million at March 31, 2003 from $1.5 million at June 30, 2002. At March 31, 2003, the Company had $4.1 million, or 1.46% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $5.2 million, or 2.0% of assets at June 30, 2002. The improvement was primarily due to a reduction in adversely classified commercial loans of $777,000, due to loan repayments. At March 31, 2003, the Company had classified $4.0 million of its assets as substandard and $86,000 as doubtful.

Nonperforming Assets

The ratio of nonperforming assets to total assets and net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets as of the dates indicated:

Loans past maturity/delinquent 90 days or more	03/31/03	6/30/02	03/31/02
Residential real estate	$ 47,000	$ 273,000	$ 148,000
Commercial real estate	-	28,000	31,000
Commercial	-	7,000	173,000
Consumer	-	28,000	37,000
Total loans past maturity/delinquent 90 days or more	47,000	336,000	389,000
Foreclosed real estate or other real estate owned	346,000	383,000	406,000
Total nonperforming assets	$393,000	$719,000	$795,000

Percentage nonperforming assets to total assets	0.14%	0.27%	0.30%
Percentage nonperforming loans to net loans	0.02%	0.16%	0.19%

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

Next Page

In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized long-term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long term CDs to fund a portion of the fixed-rate residential loans originations and to extend the average maturity of the CD portfolio. Other elements of the Bank's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

Recently, the Bank's fixed-rate residential loan production and portfolio has decreased primarily due to the additional focus being placed on commercial loans, increased residential loan prepayment rates and increased customer demand for residential ARMs. During the nine-month period ended March 31, 2003, fixed rate residential loan originations totaled $18.5 million as compared to $26.1 million during the same period of the prior year. At March 31, 2003, fixed-rate residential loans with remaining maturities in excess of 10 years totaled $69.6 million, or 30.9% of loans receivable as compared to $62.2 million, or 29.5% of loans receivable at June 30, 2002. The Company originated $11.9 million of fixed rate commercial loans during the nine-month period ended March 31, 2003 as compared to $23.9 million during the same period of the prior year. The Company originated $40.0 million in adjustable rate commercial loans during the nine-month period ended March 31, 2003 as compared to $24.4 million during the same period of the prior year. At March 31, 2003, CDs with original terms of two years or more totaled $35.6 million as compared to $32.0 million at June 30, 2002.

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

The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments and meeting operating expenses. At March 31, 2003, the Company had outstanding commitments to fund approximately $29.3 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2003, available credit at the FHLB was approximately $84.7 million, of which $48.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 2003, the Bank exceeded all regulatory capital requirements with leverage capital of $21.4 million (7.78% of average assets), tier I risk-based capital of $21.4 million (11.25% of risk-weighted assets) and risk-based capital of $23.2 million (12.19% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

          (b)           Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2	-	Changes in Securities and Use of Proceeds

None

Item 3	-	Defaults upon Senior Securities

Not applicable

Item 4	-	Submission of Matters to a Vote of Security-Holders

None

Item 5	-	Other Information

None

Item 6	-	Exhibits and Reports on Form 8-K

		(a)	Exhibits
			3	(a)	Certificate of Incorporation of the Registrant++
			3	(b)	Bylaws of the Registrant++
			10	Material Contracts
				(a)	Registrant's Stock Option Plan*
				(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
				(c)	Employment Agreements
					(i)	Greg A. Steffens**
					(ii)	James W. Duncan****
				(d)	Director's Retirement Agreements***
					(i)	Robert A. Seifert***
					(ii)	Thadis R. Seifert***
					(iv)	Leonard W. Ehlers***
					(v)	James W. Tatum***
					(vi)	Samuel H. Smith***
					(vii)	Sammy A. Schalk****
					(viii)	Ronnie D. Black****
					(ix)	L. Douglas Bagby****
				(e)	Tax Sharing Agreement***
			99	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
		*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
		**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
		***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
		****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.

		(b)	Reports on Form 8-K:

On March 20, 2003, the registrant filed a Current Report on Form 8-K under Item 5 announcing its intention to repurchase up to 5% or 58,720 shares of its common stock.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 14, 2003	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors

Date: May 14, 2003	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page

CERTIFICATION

I, Greg A. Steffens, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Missouri Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive Officer)

Next Page

CERTIFICATION

I, Greg A. Steffens, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Missouri Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Greg A. Steffens Greg A. Steffens President (Principal Financial Officer)

End.