Form 10KSB
period 2003-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2003-09-22
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003 OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    x     NO ___

         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ____

         The registrant's revenues for the fiscal year ended June 30, 2003 were $17.8 million.

         As of September 5, 2003, there were issued and outstanding 1,153,215 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $24.7 million 907,155 shares at $27.25. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 2003.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one) Yes ___ No    x

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

         The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest in one- to four-family residential mortgage loans, mortgage loans secured by commercial real estate, commercial non-mortgage business loans and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), U.S. Government Agency obligations and other permissible investments.

         At June 30, 2003, the Company had total assets of $279.5 million, total deposits of $194.5 million and stockholders' equity of $25.1 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

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

Next Page

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Market Area

         The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan and Qulin, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Wayne and Pemiscot Counties in Missouri and Mississippi and Clay Counties in Arkansas, with Poplar Bluff being the economic center of the area. The Bank's market area has a population of approximately 190,000. The largest employer in the Bank's primary market area is Briggs & Stratton, who operates a small engine manufacturing facility and employs approximately 1,000 persons. Other major employers include Gates Rubber, Rowe Furniture, John Pershing VA Hospital, Three Rivers Healthcare, Nordyne, Poplar Bluff School District, Twin Rivers Regional Medical Center, Emerson Electric, Tyson Foods, and Arvin. The Bank's market area is primarily rural in nature and relies heavily on agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Competition

         The Bank faces intense competition attracting deposits (its primary source of lendable funds) and originating loans. Its most direct competition for savings deposits has come historically from commercial banks, other thrift institutions and credit unions located in its market area. The Bank is one of 19 financial institution groups located in its primary market area. The Bank has faced additional competition for investors' funds from short-term money market securities, other corporate and government securities and the equity markets. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies, mortgage brokers and life insurance companies. The Bank expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes within the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

Selected Consolidated Financial Information

         This information is incorporated by reference from pages 9 and 10 of the 2003 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

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

Next Page

Lending Activities

         General. The Bank's lending activities consists of origination of loans secured by mortgages on one- to four-family residences and commercial real estate, construction loans on residential and commercial properties, commercial business loans and consumer loans. The Bank has also occasionally purchased a limited amount of loan participation interests originated by other lenders and secured by properties generally located in the Bank's primary market area.

         Supervision of the loan portfolio is the responsibility of James W. Duncan, Executive Vice President and Chairman of the Loan Department. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the Officers Loan Committee, comprised of President Steffens, Loan Chairman Duncan and Senior Commercial Lender William D. Hribovsek, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $500,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2003, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $6.5 million. At June 30, 2003, the Bank's two largest extensions of credit to one entity were $6.3 million and $5.9 million, respectively. Both of these credits were commercial loans and were performing according to their terms.

Next Page

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$116,806	52.42%	$120,051	56.84%	$109,979	60.81%
Commercial real estate	48,649	21.83	43,036	20.37	36,612	20.24
Construction	3,374	1.51	3,083	1.46	3,375	1.87
Total mortgage loans	$168,829	75.76	$166,170	78.67	$149,966	82.92

Other Loans:
Automobile loans	14,579	6.54	14,305	6.77	7,406	4.10
Second mortgage	649	0.29	789	0.37	1,980	1.09
Loans secured by deposits	982	0.44	697	0.33	871	0.48
Commercial business	37,060	16.63	29,273	13.86	22,288	12.32
Other	4,331	1.95	2,988	1.42	1,564	0.87
Total other loans	57,601	25.85	48,052	22.75	34,109	18.86

Total loans	$226,430	101.61	$214,222	101.42	$184,075	101.78

Less:
Undisbursed loans in process	1,717	(0.77)	1,414	(0.67)	1,728	(0.95)
Deferred fees and discounts	37	(0.02)	27	(0.01)	28	(0.02)
Allowance for loan losses	1,836	(0.82)	1,569	(0.74)	1,462	(0.81)
Net loans receivable	$222,840	100.00%	$211,212	100.00%	$180,857	100.00%

Type of Security:
Residential real estate
One-to four-family	$119,980	53.84%	$121,451	57.50%	$110,880	61.31%
Multi-family	1,793	0.80	1,683	0.80	2,414	1.33
Commercial real estate	41,337	18.55	37,623	17.81	31,909	17.65
Land	5,719	2.57	5,413	2.56	4,763	2.63
Deposit accounts	982	0.44	697	0.33	871	0.48
Commercial	37,060	16.63	29,273	13.86	22,288	12.32
Consumer and other	19,559	8.78	18,082	8.56	10,950	6.06
Total loans	$226,430	101.61	$214,222	101.42	$184,075	101.78

Less:
Undisbursed loans in process	1,717	(0.77)	1,414	(0.67)	1,728	(0.95)
Deferred fees and discounts	37	(0.02)	27	(0.01)	28	(0.02)
Allowance for loan losses	1,836	(0.82)	1,569	(0.74)	1,462	(0.81)
Net loans receivable	$222,840	100.00%	$211,212	100.00%	$180,857	100.00%

         One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2003, net mortgage loans secured by one- to four-family residences totaled $116.8 million, or 52.4% of net loans receivable.

         The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2003, the Bank originated $10.0 million of ARM loans and $24.4 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

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

Next Page

         The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" or "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2003, loans tied to the CMT index totaled $27.8 million.

         Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2003, loans tied to these indices totaled $14.7 million.

         In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During fiscal 2003, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including multi-family dwellings, land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2003, the Bank had $48.6 million in commercial real estate loans, which represented 21.8% of net loans receivable.

         Commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate or the one year CMT. Current commercial real estate originations typically adjust monthly or quarterly based on the Wall Street prime rate. Generally, original commercial real estate loan amounts do not exceed 75% of the lower of the appraised value or the purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Personal guaranties are required from the borrower in addition to the secured property as collateral for such loans as well as the submission of updated financial information on the subject property and the guarantor on at least an annual basis. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

         Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2003, the Bank had $3.4 million, or 1.5% of net loans receivable in construction loans outstanding.

Next Page

         Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2003, the Bank had 29 construction loans, 28 of which were secured by residential real estate and one of which was secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

         Consumer Lending. The Bank offers a variety of secured consumer loans, including direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2003, the Bank's consumer loan portfolio totaled $20.5 million, or 9.2% of net loans receivable.

         Direct and indirect automobile loans combined represent 71.0% of the Bank's installment loan portfolio at June 30, 2003, and totaled $14.6 million, or 6.5% of net loans receivable. Beginning in fiscal year 2002, the Bank implemented indirect lending relationships with a few automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer, then submits it to the Bank for credit approval. At June 30, 2003, the Bank had $5.4 million of indirect automobile loans in its consumer portfolio. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

         Commercial Business Lending. At June 30, 2003, the Bank also had $37.1 million in commercial business loans outstanding, or 16.6% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

Next Page

         The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $12.7 million in fixed rate and $24.4 million of adjustable rate commercial business loans. The adjustable rate business loans can reprice daily, monthly or annually, in accordance with the Wall Street prime rate of interest. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

Loan Maturity and Repricing

         The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$20,827	$21,424	$10,308	$64,247	$116,806
Commercial real estate	24,813	16,969	3,371	3,496	48,649
Construction	3,374	--	--	--	3,374
Consumer	3,049	14,974	2,405	113	20,541
Commercial business	24,506	11,601	953	--	37,060
Total loans	$76,569	$64,968	$17,037	$67,856	$226,430

Next Page

         The following table sets forth the dollar amount of all loans due more than one year after June 30, 2003, which have fixed interest rates and which have adjustable interest rates.

	Fixed Rates	Adjustable Rates
	(Dollars in thousands)

One-to four-family	$ 73,369	$22,610
Commercial real estate	9,656	14,180
Construction	--	--
Consumer	15,001	2,491
Commercial business	9,602	2,952
Total	$107,628	$42,233

Originations, Purchases and Servicing of Loans and Mortgage-Backed Securities

         Generally, real estate loans are originated by the Bank's staff of salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank started to offer secondary market loans to customers during fiscal year 2002.

         While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2003, the Bank originated $124.8 million of loans, compared to $123.0 million and $93.3 million in fiscal 2002 and 2001, respectively. Of these loans, mortgage loans originated were $63.2 million, $65.3 million and $57.3 million in fiscal 2003, 2002 and 2001, respectively.

         From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2003, the Bank purchased $2.7 million of new loans. At June 30, 2003, loan participations totaled $8.4 million, or 3.8% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2003, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand and portfolio growth.

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

Next Page

         The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)

Total mortgage loans at beginning of period	$166,170	$149,966	$123,755
Loans originated:
One-to four-family residential	34,373	41,641	33,271
Multi-family residential and commercial real estate	23,580	18,331	19,770
Construction loans	5,252	5,284	4,283
Total loans originated	63,205	65,256	57,324

Loans purchased:
Total loans purchased	2,748	3,871	12,823

Loans sold:
Total loans sold	---	---	(8,179)

Mortgage loan principal repayments	(63,147)	(52,791)	(34,411)

Foreclosures	(147)	(132)	(1,346)
Net loan activity	2,659	16,204	26,211

Total mortgage loans at end of period	$168,829	$166,170	$149,966

Loan Commitments

         The Bank issues commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $29.3 million at June 30, 2003. See Note 16 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

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

Next Page

         The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2003.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

One-to four-family	6	$160	2	$ 74	8	$234
Commercial real estate	1	22	---	---	1	22
Commercial non-real estate	---	---	1	8	1	8
Other consumer	---	---	1	7	1	7
Totals	7	$182	4	$ 89	11	$271

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

         At June 30, 2003, the Bank had one loan on which interest was not being accrued in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded interest income of $800, $13,000 and $0 on non-accrual loans during the years ended June 30, 2003, 2002 and 2001, respectively, if such loans had been performing in accordance with their terms during such periods. Interest income of approximately $400, $1,000 and $0 was recognized on these loans for the years ending June 30, 2003, 2002 and 2001, respectively.

Next Page

         The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ ---	$ 96	$ ---	$ 38	$ 35
Commercial real estate	---	28	---	185	86
Consumer	7	10	---	145	60
Commercial business	---	---	---	169	---
Total	$ 7	$ 134	$ ---	$ 537	$ 181

Loans 90 days past due accruing interest:
One-to four-family	$ 74	$ 177	$ 51	$ 26	$ 146
Commercial real estate	---	---	336	13	---
Consumer	---	13	38	---	83
Commercial business	8	7	50	---	27
Mobile homes	---	5	15	---	55
Total	$ 82	$ 202	$ 490	$ 39	$ 311

Total nonperforming loans	$ 89	$ 336	$ 490	$ 576	$ 492

Foreclosed assets held for sale:
Real estate owned	$ 217	$ 383	$1,162	$ 464	$ 478
Other nonperforming assets	41	5	27	52	82
Total nonperforming assets	$ 347	$ 724	$1,679	$1,092	$1,052

Total nonperforming loans to net loans	0.04%	0.16%	0.27%	0.42%	0.42%
Total nonperforming loans to net assets	0.03%	0.13%	0.20%	0.31%	0.30%
Total nonperforming assets to total assets	0.12%	0.27%	0.69%	0.59%	0.64%

         Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $1.9 million in net book value of loans (all were commercial real estate and commercial business lending relationships) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

         Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2003, the Company's balance of real estate owned totaled $217,000 and included two commercial lots. The balance on these commercial lots was $187,000.

Next Page

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

         In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 2003, classified assets totaled $3.7 million, or 1.3% of total assets as compared $5.2 million, or 2.0% of total assets at June 30, 2002.

         The Bank has classified $3.7 million of its assets as substandard and $36,000 as doubtful. The largest classified commercial lending relationship at June 30, 2003 totaled $2.0 million and was performing in accordance with its terms. In addition, the Bank had classified two other commercial lending relationships, which in the aggregate totaled $1.3 million. The other borrowing relationships were classified due to concerns over whether the property securing the Bank's loans or the borrower generated sufficient cash flow to amortize the loans in accordance with their terms.

         Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2003, of $1.8 million, which represented 528% of nonperforming assets as compared to of $1.6 million, which represented 220% of nonperforming assets at June 30, 2002. See Note 4 of Notes to Consolidated Financial Statements contained in the Annual Report.

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

	Year Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Allowance at beginning of period	$1,569	$1,462	$1,277	$1,191	$1,295
Recoveries
One-to four-family	---	---	15	1	2
Commercial real estate	---	8	1	---	---
Commercial business	20	---	---	---	---
Consumer	34	15	31	71	31
Mobile homes	8	14	6	39	58
Total recoveries	62	37	53	111	91

Charge offs:
One-to four-family	18	24	76	29	28
Commercial real estate	---	13	51	---	10
Commercial business	20	95	191	---	---
Consumer	83	119	294	172	286
Mobile homes	4	29	16	39	106
Total charge offs	125	280	628	240	430

Net charge offs	(63)	(243)	(575)	(129)	(339)
Acquired allowance for losses	---	---	250	---	---
Provision for loan losses	330	350	510	215	235

Balance at end of period	$1,836	$1,569	$1,462	$1,277	$1,191

Ratio of allowance to total loans outstanding at the end of the period	0.81%	0.73%	0.79%	0.91%	0.99%
Ratio of net charge offs to average loans outstanding during the period	0.03%	0.12%	0.35%	0.10%	0.29%

Next Page

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$ 214	51.59%	$ 237	56.04%	$ 293	59.75%	$ 307	67.31%	$ 253	72.23%
Construction	25	1.49	24	1.44	16	1.83	21	4.05	17	2.94
Commercial real estate	546	21.49	602	20.09	657	19.89	529	16.55	604	15.77
Consumer	326	9.07	254	8.77	165	6.42	174	6.87	164	7.83
Commercial business	536	16.36	450	13.66	268	12.11	223	5.22	33	1.23
Unallocated	189	N/A	2	N/A	63	N/A	23	N/A	120	N/A
Total allowance for loan losses	$1,836	100.00%	$1,569	100.00%	$1,462	100.00%	$1,277	100.00%	$1,191	100.00%

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

         Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company does not have any investment securities classified as held to maturity at June 30, 2003. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2003, AFS securities totaled $31.0 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

         Effective April 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statement further requires that all derivatives should be recognized as either assets or liabilities and measured at the fair value. The accounting for changes in the fair value, or gains and losses of a derivative depends on the use or the derivative and resulting designation. Presently, the Company has no derivative instruments and no outstanding hedging activities. Management does not currently intend to purchase derivative instruments or enter into hedging activities.

         Investment and Other Securities. At June 30, 2003, the Company's investment securities portfolio totaled $8.7 million, or 3.1% of total assets as compared to $12.5 million, or 4.7% of total assets at June 30, 2002. During 2003, the Bank had $7.7 million in maturities and $4.0 million in security purchases. Of the securities that matured, $6.7 million were called for early redemption. At June 30, 2003, the investment securities portfolio included $3.7 million in U.S. government and government agency bonds and $1.3 million in municipal bonds, $3.4 million of which is subject to early redemption at the option of the issuer. The remaining portfolio consists of $1.2 million in FNMA preferred stock and $2.7 million in FHLB stock. Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2003, excluding the FNMA preferred stock and FHLB stock, was 14 months.

         Mortgage-Backed Securities. At June 30, 2003, MBS totaled $25.0 million, or 8.9%, of total assets as compared to $22.6 million, or 8.5%, of total assets at June 30, 2002. During fiscal 2003, the Bank had maturities of $20.6 million and had purchases of $23.7 million in MBS. At June 30, 2003, the MBS portfolio included $853,000 in adjustable-rate MBS, $12.4 million in fixed-rate MBS and $11.8 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2003 was 33 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual rates of loan prepayment.

Next Page

Investment Securities Analysis

         The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2003		2002		2001
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$3,662	42.29%	$7,080	56.64%	$ 4,966	44.95%
State and political subdivisions	1,304	15.06	3,070	24.56	3,931	35.59
FNMA preferred stock	1,018	11.76	---	---	---	---
FHLB stock	2,675	30.89	2,350	18.80	2,150	19.46

Total	$8,659	100.00%	$12,500	100.00%	$11,047	100.00%

         The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2003.

	Securities Available for Sale June 30, 2003
	Amortized Cost	Book/ Estimated Market Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government and government agencies:
Due within 1 year	$ ---	$ ---	---%
Due after 1 year but within 5 years	2,592	2,629	3.24
Due after 5 years but within 10 years	1,025	1,033	2.24
Total	3,617	3,662	2.97

State and political subdivisions:
Due within 1 year	185	189	4.95
Due after 1 year but within 5 years	580	621	5.28
Due after 5 years but within 10 years	442	494	6.13
Total	1,207	1,304	5.56

No stated maturity:
FNMA preferred stock	1,000	1,018	3.61
FHLB stock	2,675	2,675	3.00
	3,675	3,693	3.17

Total Available for Sale	$8,499	$8,659	3.43%

Next Page

         The following table sets forth certain information at June 30, 2003 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at amortized cost as maturing at their next repricing date.

At June 30, 2003
(Dollars in thousands)
Amounts due:
Within 1 year	$ 830
After 1 year through 3 years	1,903
After 3 years through 5 years	1,556
After 5 years	20,673
Total	$24,962

         The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2003, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2003
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$22,229
Adjustable	2,733
Total	$24,962

         The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2003		2002		2001
	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
	(Dollars in thousands)

FHLMC certificates	$ 5,999	$ 5,999	$ 1,361	$ 1,361	$ 1,831	$ 1,831
GNMA certificates	602	602	906	906	1,450	1,450
FNMA certificates	6,630	6,630	5,004	5,004	476	476
Collateralized mortgage obligations issued by government agencies	11,490	11,490	14,369	14,369	20,746	20,746
Collateralized mortgage obligations issued by private issuer	297	297	969	969	1,721	1,721

Total	$25,018	$25,018	$22,609	$22,609	$26,224	$26,224

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

         Deposits. Substantially all of the Bank's depositors are residents of the State of Missouri or Northeast Arkansas. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing. In order to help manage interest rate risk exposure from increased fixed rate lending, the average maturity of deposits has been extended. Certificates of deposit with original terms of maturities over two years increased from $26.3 million at June 30, 2002 to $29.9 million at June 30, 2003.

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

Weighted Average Interest Rate	Term	Category	Minimum		Percentage of Total Deposits
			Amount	Balance
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$ 12,711	6.53%
0.60	None	NOW Accounts	100	23,997	12.34
1.69	None	Savings Accounts	100	56,780	29.19
1.59	None	Money Market Deposit Accounts	1,000	14,743	7.58

		Certificates of Deposit
1.24%	91-day	Fixed-term/Fixed-rate	500	2,911	1.50
1.26	91-day	IRA Fixed-term/Fixed-rate	500	37	0.02
1.46	5 month	Fixed-term/Fixed-rate	500	1,293	0.66
1.69	6 month	Fixed-term/Fixed-rate	500	10,472	5.38
1.50	6 month	IRA Fixed-term/Fixed-rate	500	819	0.42
1.59	7 month	Fixed-term/Fixed-rate	500	457	0.23
1.92	9 month	Fixed-term/Fixed-rate	500	3,447	1.77
2.02	9 month	IRA Fixed-term/Fixed-rate	500	1,624	0.83
2.08	11 month	Fixed-term/Fixed-rate	500	4,963	2.55
2.02	11 month	IRA Fixed-term/Fixed-rate	500	1,010	0.52
2.26	12 month	Fixed-term/Fixed-rate	500	15,741	8.09
2.15	12 month	IRA Fixed-term/Fixed-rate	500	3,281	1.69
2.05	13 month	Fixed-term/Fixed-rate	500	368	0.19
1.99	14 month	Fixed-term/Fixed-rate	500	5	---
2.25	15 month	Fixed-term/Fixed-rate	500	1,441	0.74
2.58	18 month	Fixed-term/Fixed-rate	500	1,534	0.79
3.06	18 month	IRA Fixed-term/Fixed-rate	500	528	0.27
3.00	24 month	Fixed-term/Fixed-rate	500	4,894	2.52
2.99	24 month	IRA Fixed-term/Fixed-rate	500	540	0.28
1.02	24 month	IRA Fixed-term/Variable rate	500	447	0.23
3.13	25 month	Fixed-term/Fixed-rate	500	525	0.27
2.72	29 month	Fixed-term/Fixed-rate	500	16	0.01
3.87	30 month	Fixed-term/Fixed-rate	500	524	0.27
3.94	35 month	Fixed-term/Fixed-rate	500	1,773	0.91
3.91	35 month	IRA Fixed-term/Fixed-rate	500	298	0.15
4.31	36 month	Fixed-term/Fixed-rate	500	7,923	4.07
4.98	36 month	IRA Fixed-term/Fixed-rate	500	3,009	1.55
4.45	48 month	Fixed-term/Fixed-rate	500	1,046	0.54
3.81	48 month	IRA Fixed-term/Fixed-rate	500	224	0.12
4.94	55 month	Fixed-term/Fixed-rate	500	5,668	2.91
4.89	55 month	Fixed-term/Fixed-rate	500	847	0.44
4.55	60 month	Fixed-term/Fixed-rate	500	5,754	2.96
4.33	60 month	IRA Fixed-term/Fixed-rate	500	2,804	1.44
4.00	84 month	Fixed-term/Fixed-rate	500	74	0.04
3.77	96 month	Fixed-term/Fixed-rate	500	4	---

				$194,532	100.00%

Next Page

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2003. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$9,199
Over three through six months	3,192
Over six through twelve months	1,985
Over 12 months	11,685
Total	$26,061

Time Deposits by Rates

         The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2003	2002	2001
	(Dollars in thousands)

1.00 - 1.99%	$32,138	$ 1,087	$ ---
2.00 - 2.99%	21,162	37,450	---
3.00 - 3.99%	10,209	14,356	1,788
4.00 - 4.99%	15,343	17,579	19,547
5.00 - 5.99%	5,854	8,882	38,771
6.00 - 6.99%	1,595	4,832	12,326
7.00 - 7.99%	---	12	8,093
8.00 - 8.99%	---	53	58

Total	$86,301	$84,251	$80,583

         The following table sets forth the amount and maturities of all time deposits at June 30, 2003.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

1.00 - 1.99%	$30,358	$1,774	$ 6	$ ---	$ ---	$32,138	37.24%
2.00 - 2.99%	17,543	2,441	995	127	56	21,162	24.52
3.00 - 3.99%	2,797	3,703	543	313	2,853	10,209	11.83
4.00 - 4.99%	1,035	5,339	981	6,801	1,187	15,343	17.78
5.00 - 5.99%	2,089	912	327	2,526	---	5,854	6.78
6.00 - 6.99%	1,325	61	209	---	---	1,595	1.85

Total	$55,147	$14,230	$3,061	$9,767	$4,096	$86,301	100.00%

Next Page

Deposit Flow

         The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2003			2002			2001
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)
Noninterest bearing	$12,711	6.53%	$2,504	$ 10,207	5.40%	$ 476	$ 9,731	5.62%	$7,682
NOW checking	23,997	12.34	4,520	19,477	10.31	3,497	15,980	9.22	4,571
Savings accounts	56,780	29.19	742	56,038	29.66	9,746	46,292	26.72	39,427
Money market deposit	14,743	7.58	(4,231)	18,974	10.04	(1,721)	20,695	11.94	7,123
Fixed-rate certificates which mature(1):
Within one year	54,873	28.21	(1,713)	56,586	29.95	(10,630)	67,216	38.79	(15,673)
Within three years	17,117	8.80	248	16,869	8.93	5,508	11,361	6.56	5,343
After three years	13,863	7.13	3,645	10,218	5.41	9,069	1,149	0.66	31
Variable-rate certificates which mature within one year	274	0.14	---	274	0.14	(583)	857	0.49	857
Variable-rate certificates which mature within two years	174	0.09	(130)	304	0.16	304	---	---	---
Total	$194,532	100.00%	$ 5,585	$188,947	100.00%	$15,666	$173,281	100.00%	$49,361

___________________________

(1) At June 30, 2003, 2002 and 2001, certificates in excess of $100,000 totaled $26.1 million, $20.0 million and $12.9 million, respectively.

Next Page

         The following table sets forth the savings activities of the Bank for the periods indicated.

	At June 30,
	2003	2002	2001
	(Dollars in thousands)

Beginning Balance	$188,947	$173,281	$123,920

Net increase before interest credited	2,263	11,338	43,689
Interest credited	3,322	4,328	5,672
Net increase in savings deposits	5,585	15,666	49,361

Ending balance	$194,532	$188,947	$173,281

         In the unlikely event the Bank is liquidated, depositors will be entitled to payment of their deposit accounts prior to any payment being made to the Company as the sole stockholder of the Bank.

         Borrowings. As a member of the FHLB of Des Moines, the Bank has the ability to apply for FHLB advances. These advances are available under various credit programs, each of which has its own maturity, interest rate and repricing characteristics. Additionally, FHLB advances have prepayment penalties as well as limitations on size or term. In order to utilize FHLB advances, the Bank must be a member of the FHLB system, have sufficient collateral to secure the requested advance and own stock in the FHLB equal to 4.45% of the amount borrowed. See "REGULATION - The Bank -- Federal Home Loan Bank System."

         Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2003, the Bank had $53.5 million in FHLB advances, of which $37.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $11.0 million in borrowings, all of which had fixed rates and original maturities of four to six years and $5.5 million in short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $64.2 million of its residential loans to the FHLB and has purchased $2.7 million in FHLB stock. At June 30, 2003, the Bank had additional borrowing capacity on its pledged residential loans from the FHLB of $26.4 million as compared to $48.7 million at June 30, 2002.

Next Page

         The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ 5,500	$ ---	$ ---
Securities sold under agreements to repurchase	5,234	4,311	4,115
Total short-term borrowings	$10,734	$4,311	$4,115

Weighted average rate at year end	1.38%	1.75%	3.25%

	Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)
Short term FHLB advances
Daily average balance	$ 347	$ 3	$ 2,025
Weighted average interest rate	1.65%	2.10%	6.59%
Maximum outstanding at any month end	$5,500	$1,000	$23,500

Securities sold under agreements to repurchase
Daily average balance	$5,480	$4,122	$3,486
Weighted average interest rate	1.33%	2.13%	2.84%
Maximum outstanding at any month end	$7,444	$5,453	$5,169

Subsidiary Activities

         The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2003 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

         Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2003, the Bank was in compliance with these reserve requirements.

         Savings Banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2003, the Bank had $2.7 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 3.0% in 2003.

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

         Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment based on SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. The FICO assessment is currently equal to about 1.60 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions.

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

Next Page

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

         At June 30, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Next Page

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

Next Page

         The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 2003. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At June 30, 2003
	Amount	Percent of Adjusted Total Assets(1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$21,020	7.6%
Tier 1 (leverage) capital requirement(2)	11,052	4.0
Excess	$ 9,968	3.6%

Tier 1 risk adjusted capital	$21,020	11.0%
Tier 1 risk adjusted capital requirement	7,623	4.0
Excess	$13,397	7.0%

Total risk-based capital	$22,865	12.0%
Total risk-based capital requirement	15,246	8.0
Excess	$ 7,619	4.0%

___________________________

(1)	For the Tier 1 (leverage) capital and Missouri regulatory capital calculations, percent of total average assets of $276.3 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $190.6 million.
(2)	As a Missouri-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Missouri Division of Finance. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

         Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2003, the Bank was in compliance with the QTL test.

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

Personnel

         As of June 30, 2003, the Company had 84 full-time employees and 12 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Next Page

Item 2. Description of Properties

         The following table sets forth certain information regarding the Bank's offices as of June 30, 2003.

Location	Year Opened	Building Net Book Value as of June 30, 2003	Land Owned/Leased	Building Owned/
		(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$706	Owned	Owned

Branch Offices

Highway 60 Van Buren, Missouri	1982	63	Owned	Owned

1330 Highway 67 Poplar Bluff, Missouri	1976	---	Leased(1)	Owned

Highway PP Poplar Bluff, Missouri	2001	847	Owned	Owned

Business 60 West Dexter, Missouri	1979	128	Owned	Owned

301 First Street Kennett, Missouri	1982	840	Owned	Owned

302 Washington Doniphan, Missouri	2001	879	Owned	Owned

Highway 53 Quiln, Missouri	2000	56	Owned	Owned

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

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

Item 7. Financial Statements

         Independent Auditors' Report*

(a)	Consolidated Statements of Financial Condition as of June 30, 2003 and 2002*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2003, 2002 and 2001*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2003, 2002 and 2001*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2003, 2002 and 2001*
(e)	Notes to Consolidated Financial Statements*
*	Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

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

Directors

         Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be field not later than 120 days after the close of the fiscal year.

Next Page

Section 16(b) Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2003. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By Security Holders	81,803	$14.39	47,050
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2003, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2003, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Next Page

         We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Item 14. Exhibits, List and Reports on Form 8-K

         (a) Exhibits

Regulation S-B Exhibit Number	Document			Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant			++
3(ii)	Bylaws of the Registrant			++
10	Material contracts:
	(a)	Registrant's 1994 Stock Option Plan		*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans		*
	(c)	Employment Agreements:		**
		(i)	Greg A. Steffens	**
		(ii)	James W. Duncan	****
	(d)	Director's Retirement Agreements
		(i)	Robert A. Seifert	***
		(ii)	Thadis R. Seifert	***
		(iv)	Leonard W. Ehlers	***
		(v)	James W. Tatum	***
		(vi)	Samuel H. Smith	***
		(vii)	Sammy A. Schalk	****
		(viii)	Ronnie D. Black	****
		(ix)	L. Douglas Bagby	****
	(e)		Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings			11
13	2003 Annual Report to Stockholders			13
21	Subsidiaries of the Registrant			21
23	Consent of Auditors			23
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

_______________________

*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Next Page

         (b) Reports on Form 8-K

         A current report on Form 8-K was filed on April 17, 2003, regarding the April 16, 2003, issuance of the Registrant's earnings release for the three and nine-month periods ended March 31, 2003.

Next Page

SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 22, 2003	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors	September 22, 2003

By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 22, 2003

By:	/s/ Leonard W. Ehlers Leonard W. Ehlers Director and Vice Chairman	September 22, 2003

By:	/s/ Samuel H. Smith Samuel H. Smith Director and Secretary	September 22, 2003

By:	/s/ James W. Tatum James W. Tatum Vice President and Director	September 22, 2003

By:	/s/ Ronnie D. Black Ronnie D. Black Director	September 22, 2003

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 22, 2003

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 22, 2003

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document

11	Statement Regarding Computation of Per Share Earnings

13	2003 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

End