Form 10QSB
period 2003-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2003-11-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes         X          No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 06, 2003 2,308,850 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

PART I.	Financial Information (Unaudited)	PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)

	- Consolidated Statements of Financial Condition	3

	- Consolidated Statements of Income and Comprehensive Income	4

	- Consolidated Statements of Cash Flows	5-6

	- Notes to Consolidated Financial Statements	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3.	Control and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security-Holders	15

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

	- Signature Page	17

	- Certifications	18-20

Next Page

PART I   Item 1.    Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2003 AND JUNE 30, 2003

ASSETS

	September 30, 2003 (Unaudited)	June 30, 2003
Cash and cash equivalents	$ 6,508,452	$ 7,617,740
Investment and mortgage-backed securities
Available for sale - at estimated market value (amortized cost $30,637,618 and $30,786,269 at September 30, 2003 and June 30, 2003, respectively)	30,827,597	31,002,858
Stock in FHLB of Des Moines	2,953,600	2,675,000
Loans receivable, net	234,123,960	222,840,345
Accrued interest receivable	1,490,053	1,270,334
Foreclosed real estate, net	197,403	217,403
Premises and equipment	6,278,285	6,203,385
Bank owned life insurance - cash surrender value	4,120,044	4,072,617
Intangible assets, net	3,050,376	3,114,191
Prepaid expenses and other assets	482,953	440,785
Total assets	$ 290,032,723	$279,454,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 199,180,947	$ 194,531,956
Securities sold under agreements to repurchase	4,732,550	5,234,392
Advances from FHLB of Des Moines	59,000,000	53,500,000
Accounts payable and other liabilities	1,132,036	686,032
Accrued interest payable	350,821	393,841
Total liabilities	264,396,354	254,346,221
Commitments and contingencies
Preferred stock, $.01 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,514,010	17,486,168
Retained earnings, substantially restricted	19,660,507	19,175,369
Treasury stock of 649,176 shares at 9/30/03 and 650,306 shares at 6/30/03, at cost	(11,525,027)	(11,538,218)
Unearned employee benefits	(162,380)	(180,905)
Accumulated other comprehensive income	119,687	136,451
Total stockholders' equity	25,636,369	25,108,437
Total liabilities and stockholders' equity	$ 290,032,723	$279,454,658

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Three-months ended September 30,

	2003	2002
INTEREST INCOME:
Loans receivable	$ 3,641,272	$ 3,867,530
Investment securities	80,765	133,719
Mortgage-backed securities	72,260	257,610
Other interest-earning assets	1,358	4,824
Total interest income	3,795,655	4,263,683

INTEREST EXPENSE:
Deposits	901,153	1,191,648
Securities sold under agreements to repurchase	14,209	14,567
Advances from FHLB of Des Moines	693,053	671,860
Total interest expense	1,608,415	1,878,075

NET INTEREST INCOME	2,187,240	2,385,608

PROVISION FOR LOAN LOSSES	30,000	120,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,157,240	2,265,608

NONINTEREST INCOME:
Banking service charges	267,476	135,894
Loan late charges	24,065	20,039
Increase in cash surrender value of bank owned life insurance	47,427	-
Other income	111,721	87,293
Total noninterest income	450,689	243,226

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	807,259	795,115
Occupancy and equipment, net	288,480	293,600
SAIF deposit insurance premiums	7,873	7,998
Professional fees	31,718	51,246
Advertising	37,798	42,213
Postage and office supplies	71,486	64,654
Amortization of intangible assets	63,814	63,814
Other operating expenses	217,876	145,776
Total noninterest expense	1,526,304	1,464,416

INCOME BEFORE INCOME TAXES	1,081,625	1,044,418

INCOME TAXES	389,612	383,261

NET INCOME	692,013	661,157

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) on AFS securities	(16,764)	(35,665)
Adjustment for gains (losses) included in net income	-	-
Total other comprehensive income	(16,764)	(35,665)
COMPREHENSIVE INCOME	$ 675,249	$ 625,492

Basic earnings per common share	$0.30	$0.28
Diluted earnings per common share	$0.29	$0.27
Dividends per common share	$0.09	$0.07

See Notes to Consolidated Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 (Unaudited)

	Three-months ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$ 692,013	$ 661,157
Items not requiring (providing) cash:
Depreciation	149,971	138,691
MRP expense and ESOP expense	46,367	36,648
Amortization of intangible assets	63,814	63,814
Provision for loan losses	30,000	120,000
Increase in cash surrender value of bank owned life insurance	(47,427)	-
Net amortization of premiums and discounts	230,374	79,577
Loss on sale of REO	6,734	-
Changes in:
Accrued interest receivable	(219,719)	42,055
Prepaid expenses and other assets	(32,322)	(56,136)
Accounts payable and other liabilities	446,004	391,298
Accrued interest payable	(43,020)	(96,268)
Net cash provided by operating activities	1,322,789	1,380,836

Cash flows from investing activities:
Net increase in loans	(11,313,615)	(6,795,802)
Proceeds from maturing mortgage-backed securities, available-for-sale	9,352,246	3,805,987
Proceeds from maturing investment securities, available-for-sale	1,000,000	665,000
Purchase of Federal Home Loan Bank stock	(278,600)	(242,500)
Purchase of investment securities, available-for-sale	(2,947,500)	-
Purchase of mortgage-backed securities, available-for-sale	(7,486,468)	(1,179,961)
Purchase of premises and equipment	(224,871)	(314,277)
Proceeds from sale of foreclosed real estate	13,266	9,889
Net cash used in investing activities	(11,885,542)	(4,051,664)

Cash flows from financing activities:
Net (decrease) increase in certificates of deposit	(937,826)	826,344
Net increase (decrease) in demand, NOW and Saving accounts	5,586,818	(2,038,531)
Net (decrease) increase in securities sold under agreements to repurchase	(501,842)	905,228
Net increase in advances from borrowers for taxes and insurance	-	29,176
Proceeds from Federal Home Loan Bank advances	35,000,000	8,100,000
Repayments of Federal Home Loan Bank advances	(29,500,000)	(6,850,000)
Dividends on common stock	(206,875)	(168,173)
Exercise of stock options	13,190	20,000
Payments to acquire treasury stock	-	(298,245)
Net cash provided by financing activities	9,453,465	525,799

Decrease in cash and cash equivalents	(1,109,288)	(2,145,029)
Cash and cash equivalents at beginning of period	7,617,740	8,612,714

Cash and cash equivalents at end of period	$ 6,508,452	$ 6,467,685

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Three-months ended September 30,
	2003	2002
Supplemental disclosures of Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 0	$ 80,953
Conversion of foreclosed real estate to loans	0	87,635

Cash paid during the period for:
Interest (net of interest credited)	853,292	897,952
Income taxes	0	0

See Notes to Consolidated Financial Statements

7
Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2003 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2003 and 2002.

            Stock Split

On September 26, 2003, the Company effected a two-for-one split of the Company's common stock in the form of a stock dividend of one additional share of Southern Missouri Bancorp, Inc common stock for each share held. Share and per share data for all periods presented have been adjusted to give effect to the stock split.

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

Note 3:    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SMBT. All significant intercompany accounts and transactions have been eliminated in consolidation.

Next Page

Note 4:    Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,
	2003	2002
Net income	$ 692,013	$ 661,157
Average Common shares - outstanding basic	2,273,269	2,360,753
Stock options under treasury stock method	76,182	53,952
Average Common shares - outstanding diluted	2,349,451	2,414,705
Basic earnings per common share	$ 0.30	$ 0.28
Diluted earnings per common share	$ 0.29	$ 0.27

Note 5:    New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The adoption of Statement No. 149 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of Statement No. 150 did not have a material effect on the Company's financial position or results of operations at September 30, 2003.

Next Page

PART I   Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

             The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $536,000 in cash and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

             The Bank's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at September 30, 2003 and the results of operations for the three-month period ended September 30, 2003 and 2002, respectively.

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

Next Page

Critical Accounting Policies

            The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

             The allowance for losses on loans represents management's best estimate of probable losses in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

             Integral to the methodology for determining the adequacy of the allowance for loan losses is portfolio segmentation and impairment measurement. Under the Company's methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, that are collectively evaluated for impairment and 2) all other loans that are individually evaluated. Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge-offs are most likely to have a significant impact on operations.

             A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades. The primary responsibility for this review rests with the loan administration personnel. This review is supplemented with periodic examination of both selected credits and the credit review process by the applicable regulatory agencies and external auditors. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

             Loans are considered impaired if, based on current information and events, it is probable that Southern Missouri will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral for collateral-dependent loans. If the loan is not collateral-dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. In measuring the fair value of the collateral, management uses the assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Impairment identified through this evaluation process is a component of the allowance for loan losses. If a loan that is individually evaluated for impairment is found to have none, it is grouped together with loans having similar characteristics (e.g., the same risk grade), and an allowance for loan losses is based upon historical average charge-offs for similar loans over the past five years, the historical average charge-off rate for developing trends in the economy, in industries and other factors. For portfolio loans that are evaluated for impairment as part of homogenous pools, an allowance is maintained based upon the average charge-offs for the past five years. Management also applies judgement to alter slightly the historical average charge-off rate for developing trends in the economy and other factors.

             Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for losses on loans.

Next Page

Financial Condition

            The Company's total assets increased by $10.5 million to $290.0 million at September 30, 2003, as compared to $279.5 million at June 30, 2003. Loans increased by $11.2 million, or 5.0%, to $234.1 million due primarily to growth in commercial, residential real estate and consumer loans of $7.6 million, $2.9 million and $613,000, respectively. Loan growth has been funded primarily with a $5.5 million increase in FHLB short term advances, a $4.6 million increase in deposits and a $1.1 million decrease in cash equivalents. The deposit increase was primarily due to the increase in money market demand accounts of $4.1 million.

            The Company's stockholders' equity increased $528,000, to $25.6 million at September 30, 2003 from $25.1 million at June 30, 2003. The increase was primarily due to net income for the three-month period, partially offset by cash dividends. The Company has the authority to repurchase an additional 35,220 shares of common stock under its current stock repurchase program.

Results of Operations - Comparison of the three-month periods ended September 30, 2002 and 2001.

             On September 26, 2003, the Company announced a two-for-one stock split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. Share and per share data for all periods presented have been adjusted to give effect to the stock split.

             Net Income. The Company's net income for the three-month period ended September 30, 2003 was $692,000 as compared to the $661,000 earned during the same period of the prior year. The $31,000 increase was primarily due to increased non-interest income and the reduction in the provision for loan losses, largely offset by a drop in net interest income.

             In comparing September 30, 2003 to September 30, 2002, the banking industry as a whole experienced a declining net interest spread due to declining interest rates. The Federal Reserve Bank has dropped its targeted federal fund rate 75 basis points from September 30, 2002 to September 30, 2003.

            Net Interest Income. Net interest income decreased $198,000 to $2.2 million for the three-month period ended September 30, 2003 as compared to the $2.4 million earned during the same period of the prior year. The decline was primarily due to the 40 basis point decrease in the average interest rate spread to 3.06% from 3.46% over the same period of the prior year, partially offset by the spread earned on the incremental difference between the $12.5 million increase in average interest-earning assets and the $13.1 million increase in interest-bearing liabilities. Average interest-earning assets does not include $4.1 million in bank owned life insurance which was purchased in February of 2003.

             Interest Income. Interest income decreased $468,000 to $3.8 million for the three-month period ended September 30, 2003 as compared to the same period of the prior year. The decrease was primarily due to the 103 basis point decrease in the average yield earned on these assets, from 6.75% to 5.72%, partially offset by the $12.5 million, or 5.0% increase in average interest-earning assets over the same period of the prior year. The decrease was primarily due to the general decline in interest rates which resulted in accelerated security prepayment rates causing increased premium amortization on mortgage securities and lowered yields on new loans. The increase in premium amortization contributed to the investment portfolio's yields declining from 4.78% for the three month period ended September 30, 2002 to 1.65% for the three months ended September 30, 2003.

            Interest Expense. Interest expense decreased $270,000 to $1.6 million for the three-month period ended September 30, 2003 as compared to the $1.9 million expended during the same period of the prior year. The decrease over the three-month period was primarily due to a 62 basis point decrease in the average cost of interest-bearing liabilities, from 3.29% to 2.67%, partially offset by the $13.1 million, or 5.8% increase in average interest-bearing liabilities. The reduction in the average cost of these liabilities was primarily due to the aforementioned general decline in market rates of interest.

            Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2003 was $30,000 as compared to $120,000 during the same period of the prior year. The decrease in the provision over the three-month period ended September 30, 2003 was primarily due to reduced loan delinquency rates, a decline in adversely classified assets and a decrease in nonperforming assets as compared to September 30, 2002. (See "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Next Page

            Non-interest Income. Noninterest income increased $208,000, or 85.3%, to $451,000 for the three-month period ended September 30, 2003, as compared to the $243,000 earned during the same period of the prior year. The increase was primarily attributed to the implementation of the overdraft privilege program in February 2003 and structural changes in the assessment of fees charged to customers that was in effect in the current quarter but not in effect in the prior year's quarter. Other increases were a result of the increase in cash surrender value on bank-owned life insurance and an expanded customer base.

             Non-interest Expense. Noninterest expense increased $62,000, or 4.2% to $1.5 million for the three-month period ended September 30, 2003 as compared to the same period of the prior year. The increase in other non-interest expense was primarily due to increased losses on real estate owned and repossessed assets, deposit losses, Federal Reserve Board charges, and customer related expenses.

             Provision for Income Taxes. The provision for income taxes for the three-month period ended September 30, 2003 was $389,000 as compared to the $383,000 recognized during the same period of the prior year.

Allowance for Loan Loss Activity

            The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2003 and 2002:

	2003	2002

Balance, beginning of period	$ 1,835,705	$ 1,569,266
Loans charged off:
Residential real estate	(7,521)	(12,624)
Commercial real estate	-	(155)
Commercial	-	(3,255)
Consumer	(32,421)	(5,046)
Gross charged off loans	(39,942)	(21,080)
Recoveries of loans previously charged off:
Commercial	635	-
Consumer	7,210	12,501
Gross recoveries of charged off loans	7,845	12,501
Net charge offs	(32,097)	(8,579)
Provision charged to expense	30,000	120,000
Balance, end of period	$ 1,833,608	$ 1,680,687

Ratio of net charge offs during the period to average loans outstanding during the period	.01%	.00%

             The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses decreased $2,000 to $1.8 million at September 30, 2003. At September 30, 2003, the Company had $3.8 million, or 1.3% of total assets adversely classified as compared to $5.1 million, or 2.0% of total assets at September 30, 2002. The Company had classified $3.7 million of its assets as substandard and $36,000 as doubtful at September 30, 2003.

Nonperforming Assets

             The ratios of nonperforming assets to total assets and nonperforming loans to net loans receivable are measures of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Next Page

Loans past maturity/delinquent 90 days or more	9/30/03	6/30/03	9/30/02
Residential real estate	$ 85,000	$ 74,000	$ 96,000
Commercial real estate	-	-	28,000
Commercial	-	8,000	21,000
Consumer	34,000	7,000	45,000
Total loans past maturity/delinquent 90+ days	119,000	89,000	190,000
Foreclosed real estate	197,000	217,000	366,000
Other repossessed assets	-	41,000	8,000
Total nonperforming assets	$ 316,000	$ 347,000	$ 564,000

Percentage nonperforming assets to total assets	0.11%	0.12%	0.21%
Percentage nonperforming loans to net loans	0.05%	0.04%	0.09%

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

             In an effort to manage the increased interest rate risk resulting from fixed rate lending, the Bank has utilized longer term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long term CDs to fund a portion of the fixed-rate residential loan originations and to extend the average maturity of the CD portfolio. Other elements of the Company's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

             The Company continues to generate long term, fixed rate residential loans. During the first three months of fiscal 2004, fixed rate residential loan production totaled $11.8 million as compared to $5.6 million during the same period of the prior year. At September 30, 3003 the fixed rate residential loan portfolio was $78.0 million with a weighted average maturity of 193 months as compared to $72.8 million at September 30, 2002 with a weighted average maturity of 201 months. At September 30, 2003, fixed rate loans with remaining maturities in excess of 10 years totaled $64.2 million, or 27.2% of loans receivable as compared to $64.2 million, or 28.4% of loans receivable at June 30, 2003. The Company originated $6.1 million of fixed rate commercial loans during the three month period ended September 30, 2003 as compared to $4.7 million during the same period of the prior year. The Company originated $21.9 million in adjustable rate commercial loans during the three-month period ended September 30, 2003 as compared to $13.8 million during the same period of the prior year. At September 30, 2003, CDs with original terms of two years or more totaled $34.0 million as compared to $29.9 million at June 30, 2003.

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

             The Company uses its liquidity resources principally to satisfy ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding

Next Page

maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2003, the Company had outstanding commitments to fund approximately $26.7 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2003, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $84.7 million, of which $59.0 million had been advanced. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

            The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 2003, the Bank exceeded all regulatory capital requirements with leverage capital of $21.7 million (7.8% of average total assets), tier I capital of $21.7 million (10.8% of risk-based assets) and risk-based capital of $23.5 million (11.7% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

            (b)   Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

(a)	On October 20, 2003, the Company held its Annual Meeting of Stockholders.
(b)	At the meeting Mr. Greg A. Steffens, Mr. Samuel H. Smith and Mr. L. Douglas Bagby were elected to three-year terms to expire in 2006, the Company's proposal to approve the adoption of the Southern Missouri Bancorp, Inc. 2003 Stock Option and Incentive Plan and the Company's proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors for the fiscal year end June 30, 2004 was also approved.
(c)	The results of the voting on each of the proposals were as follows:
(i)	The election of Mr. Greg A. Steffens as a director of the Company;

VOTES	FOR	WITHHELD
989,617	967,818	21,799

(i)	The election of Mr. Samuel H. Smith as a director of the Company;

VOTES	FOR	WITHHELD
989,617	967,618	21,999

(i)	The election of Mr. L. Douglas Bagby as a director of the Company;

VOTES	FOR	WITHHELD
989,617	986,318	3,299

(ii)	The proposal to approve the adoption of the Southern Missouri Bancorp, Inc. 2003 Stock Option and Incentive Plan;

VOTES	FOR	AGAINST	ABSTAIN
746,440	699,464	43,077	3,899

(iii)	The proposal to appoint Kraft, Miles & Tatum, LLC as the Company's auditors;

VOTES	FOR	AGAINST	ABSTAIN
989,617	978,493	6,800	4,324

Next Page

Item 5	-	Other Information

None

Item 6	-	Exhibits and Reports on Form 8-K

		(a)	Exhibits
			3	(a)	Certificate of Incorporation of the Registrant++
			3	(b)	Bylaws of the Registrant++
			10	Material Contracts
				(a)	Registrant's Stock Option Plan*
				(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
				(c)	Employment Agreements
					(i)	Greg A. Steffens**
					(ii)	James W. Duncan****
				(d)	Director's Retirement Agreements***
					(i)	Robert A. Seifert***
					(ii)	Thadis R. Seifert***
					(iii)	Leonard W. Ehlers***
					(iv)	James W. Tatum***
					(v)	Samuel H. Smith***
					(vi)	Sammy A. Schalk****
					(vii)	Ronnie D. Black****
					(viii)	L. Douglas Bagby****
				(e)	Tax Sharing Agreement***
			31	Rule 13a-14(a) Certification
			32	Section 1350 Certification

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999

*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.

**	Filed as an exhibit to the registrant's Annual Report on Form 10--KSB for the year ended June 30, 1999.

***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.

****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
(b)	Reports on Form 8-K:

On July 24, 2003, the registrant filed a Current Report on Form 8K regarding the July 18, 2003 issuance of the Registrant's earnings release for the three and twelve-month periods ended June 30, 2003.

On September 30, 2003, the registrant filed a Current Report on Form 8K regarding the September 26, 2003 announcement of the two-for-one stock split of the Company's common stock.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: November 13, 2003	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors

Date: November 13, 2003	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End