Form 10QSB
period 2003-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2004-02-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes         X          No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at February 6, 2004 2,308,050 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB

PART I.	Financial Information (Unaudited)	PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)

	- Consolidated Statements of Financial Condition	3

	- Consolidated Statements of Income and Comprehensive Income	4

	- Consolidated Statements of Cash Flows	5-6

	- Notes to Consolidated Financial Statements	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Control and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security-Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

	- Signature Page	17

	- Certifications	18-19

Next Page

PART I   Item 1.    Financial Information

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND JUNE 30, 2003

ASSETS

	December 31, 2003 (Unaudited)	June 30, 2003
Cash and cash equivalents	$ 6,723,921	$ 7,617,740
Investment and mortgage-backed securities
Available for sale - at estimated market value (amortized cost $32,208,685 and $30,786,269 at December 31, 2003 and June 30, 2003, respectively)	32,365,311	31,002,858
Stock in FHLB of Des Moines	3,127,100	2,675,000
Loans receivable, net	239,267,456	222,840,345
Accrued interest receivable	1,347,879	1,270,334
Foreclosed real estate, net	267,074	217,403
Premises and equipment	6,164,646	6,203,385
Bank owned life insurance - cash surrender value	4,172,310	4,072,617
Intangible assets, net	2,986,562	3,114,191
Prepaid expenses and other assets	464,075	440,785
Total assets	$ 296,886,334	$279,454,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 199,369,339	$ 194,531,956
Securities sold under agreements to repurchase	7,535,273	5,234,392
Advances from FHLB of Des Moines	62,900,000	53,500,000
Accounts payable and other liabilities	554,350	686,032
Accrued interest payable	338,387	393,841
Total liabilities	270,697,349	254,346,221
Commitments and contingencies
Preferred stock, $.01 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,541,853	17,486,168
Retained earnings, substantially restricted	20,187,768	19,175,369
Treasury stock of 649,176 shares at 12/31/03 and 650,306 shares at 6/30/03, at cost	(11,525,027)	(11,538,218)
Unearned employee benefits	(143,855)	(180,905)
Accumulated other comprehensive income	98,674	136,451
Total stockholders' equity	26,188,985	25,108,437
Total liabilities and stockholders' equity	$ 296,886,334	$279,454,658

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$ 3,650,024	$ 3,879,857	$ 7,291,552	$ 7,747,387
Investment securities	108,986	136,170	189,751	269,889
Mortgage-backed and related securities	175,605	172,335	247,864	429,945
Other interest-earning assets	679	5,401	1,782	10,225
Total interest income	3,935,294	4,193,763	7,730,949	8,457,446

INTEREST EXPENSE:
Deposits	870,454	1,118,070	1,771,607	2,309,718
Securities sold under agreements to repurchase	17,560	17,624	31,768	32,191
Advances from FHLB of Des Moines	704,124	675,126	1,397,177	1,346,986
Total interest expense	1,592,138	1,810,820	3,200,552	3,688,895

NET INTEREST INCOME	2,343,156	2,382,943	4,530,397	4,768,551

PROVISION FOR LOAN LOSSES	85,000	90,000	115,000	210,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,258,156	2,292,943	4,415,397	4,558,551

NONINTEREST INCOME:
Banking service charges	300,661	181,288	568,136	321,174
Loan late charges	24,918	30,207	48,983	50,246
Increase in cash surrender value of bank owned life insurance	52,266	-	99,693	-
Other income	110,637	96,405	222,358	183,697
Total noninterest income	488,482	307,900	939,170	555,117

NONINTEREST EXPENSE:
General and administrative:
Compensation and benefits	852,694	804,443	1,659,952	1,599,558
Occupancy and equipment, net	330,231	316,936	618,711	610,537
SAIF deposit insurance premiums	7,277	7,924	15,149	15,922
Professional fees	59,686	43,852	91,404	92,848
Advertising	34,776	40,069	72,574	82,282
Postage and office supplies	56,883	59,463	128,369	124,116
Amortization of intangible assets	63,814	63,814	127,629	127,629
Other operating expenses	192,810	185,728	410,687	337,744
Total noninterest expense	1,598,171	1,522,229	3,124,475	2,990,636

INCOME BEFORE INCOME TAXES	1,148,467	1,078,614	2,230,092	2,123,032

PROVISION FOR INCOME TAXES	413,481	400,152	803,093	783,413

NET INCOME	734,986	678,462	1,426,999	1,339,619

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on AFS securities	(21,013)	(38,219)	(37,776)	(73,884)
Adjustment for (losses) included in net income, net	-	-	-	-
Total other comprehensive income	(21,013)	(38,219)	(37,776)	(73,884)
COMPREHENSIVE INCOME	$ 713,973	$ 640,243	$ 1,389,223	$ 1,265,735

Basic earnings per common share	$0.32	$0.29	$0.63	$0.57
Diluted earnings per common share	$0.34	$0.28	$0.61	$0.56
Dividends per common share	$0.09	$0.07	$0.18	$0.14

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIRY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002 (Unaudited)

	Six months ended December 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$ 1,426,999	$ 1,339,619
Items not requiring (providing) cash:
Depreciation and amortization	319,781	285,623
MRP expense and ESOP expense	92,734	73,296
Amortization of intangible assets	127,629	127,629
Provision for loan losses	115,000	210,000
Increase in cash surrender value of bank owned life insurance	(99,693)	-
Net amortization of premiums and discounts	315,298	215,701
Changes in:
Accrued interest receivable	(77,545)	145,583
Prepaid expenses and other assets	5,630	(123,781)
Accounts payable and other liabilities	(131,681)	(131,004)
Accrued interest payable	(55,454)	(108,518)
Net cash provided by operating activities	2,038,698	2,034,148

Cash flows from investing activities:
Net increase in loans	(16,616,032)	(11,383,060)
Proceeds from maturing mortgage-backed securities, available-for-sale	12,156,093	9,646,661
Proceeds from maturing investment securities, available-for-sale	1,085,000	1,295,000
Purchase of FHLB stock	(452,100)	(242,500)
Purchase of investment securities, available-for-sale	(7,447,369)	(1,069,687)
Purchase of mortgage-backed securities, available-for-sale	(7,531,439)	(8,377,890)
Purchase of premises and equipment	(281,044)	(697,602)
Proceeds from sale of foreclosed real estate	17,516	55,042
Net cash used in investing activities	(19,069,375)	(10,774,036)

Cash flows from financing activities:
Net (decrease) increase in certificates of deposit	(3,948,226)	3,523,847
Net increase in demand, NOW and Saving accounts	8,785,609	1,015,075
Net increase in securities sold under agreements to repurchase	2,300,884	1,302,676
Net decrease in advances from borrowers for taxes and insurance	-	(116,613)
Proceeds from FHLB advances	82,800,000	13,200,000
Repayments of FHLB advances	(73,400,000)	(12,200,000)
Dividends on common stock	(414,599)	(335,325)
Exercise of stock options	13,190	48,540
Payments to acquire treasury stock	-	(430,594)
Net cash provided by financing activities	16,136,858	6,007,606

Decrease in cash and cash equivalents	(893,819)	(2,732,282)
Cash and cash equivalents at beginning of period	7,617,740	8,612,714

Cash and cash equivalents at end of period	$ 6,723,921	$ 5,880,432

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Six months ended December 31,
	2003	2002
Supplemental disclosures of Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate and other assets	$ 73,921	$ 133,801
Conversion of foreclosed real estate to loans	-	110,035

Cash paid during the period for:
Interest (net of interest credited)	$2,018,238	$2,049,916
Income taxes	680,000	658,000

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2003 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2003 and 2002

            Stock Split

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

Next Page

Note 4:    Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six month periods ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income	$ 734,986	$ 678,462	$ 1,426,999	$ 1,339,619
Average Common share - outstanding basic	2,276,486	2,341,243	2,274,878	2,350,998
Stock options under treasury stock method	76,758	62,098	76,470	58,025
Average Common share - outstanding diluted	2,353,244	2,403,341	2,351,348	2,409,023
Basic earnings per common share	$ 0.32	$ 0.29	$ 0.63	$ 0.57
Diluted earnings per common share	$ 0.31	$ 0.28	$ 0.61	$ 0.56

Next Page

PART I   Item 2
Southern Missouri Bancorp, Inc. and Subsidiary
Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $618,000 in investments and other assets. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest-bearing liabilities consist primarily of retail deposits, securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Bank remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

The Bank's results of operations are also affected by provisions for loan losses, noninterest income and noninterest expenses, such as employees' salaries and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at December 31, 2003 and the results of operations for the three and six month periods ended December 31, 2003 and 2002, respectively.

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

Next Page

Critical Accounting Policies

              The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements for the fiscal year ended June 30, 2003. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

               Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral for collateral-dependent loans. If the loan is not collateral-dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. In measuring the fair value of the collateral, management uses the assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Impairment identified through this evaluation process is a component of the allowance for loan losses. If a loan that is individually evaluated for impairment is found to have none, it is grouped together with loans having similar characteristics (e.g., the same risk grade), and an allowance for loan losses is based upon historical average charge-offs for similar loans over the past five years, the historical average charge-off rate for developing trends in the economy, in industries and other factors. For portfolio loans that are evaluated for impairment as part of homogenous pools, an allowance is maintained based upon the average charge-offs for the past five years. Management also applies judgement to alter slightly the historical average charge-off rate for developing trends in the economy and other factors.

               Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for losses on loans.

Next Page

Financial Condition

The Company's total assets increased by $17.4 million, or 6.2%, to $296.9 million at December 31, 2003, as compared to $279.5 million at June 30, 2003. Loans increased by $16.4 million, or 7.4%, to $239.3 million due primarily to growth in commercial and residential real estate loans of $11.4 million and $4.7 million, respectively. Asset growth has been funded primarily with increased FHLB advances, deposits and securities sold under agreements to repurchase which have increased $9.4 million, $4.8 million and $2.3 million, respectively. The increase in FHLB advances was primarily due to an increase in overnight advances of $7.4 million to $12.9 million and a fixed rate borrowing of $2.0 million with a term of three years. The increase in deposits was primarily due to increased checking accounts and money market demand accounts of $6.5 million and $4.3 million, respectively, partially offset by decreases in certificates of deposit and money market passbooks of $3.9 million and $1.8 million, respectively.

The Company's stockholders' equity increased $1.1 million, or 4.3% to $26.2 million from $25.1 million at June 30, 2003. The increase was primarily due to net income for the six month period, partially offset by cash dividends. The Company has the authority to repurchase approximately 35,220 shares of common stock under its current stock repurchase program.

Results of Operations - Comparison of the three and six month periods ended December 31, 2003 and 2002.

On September 26, 2003, the Company announced a two-for-one stock split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. Share and per share data for all periods presented have been adjusted to give effect to the stock split.

Net Income. The Company's net income for the three and six month periods ended December 31, 2003 was $735,000 and $1.4 million, respectively, as compared to $678,000 and $1.3 million earned during the same periods of the prior year. The increases recorded during the three and six month periods were primarily due to increased noninterest income and the reduction in the provision for loan losses, partially offset by a decrease in net interest income and the increase in noninterest expense.

Net Interest Income. Net interest income decreased $40,000 to $2.3 million for the three month period ended December 31, 2003 when compared to the same period of the prior year. The decline was primarily due to the 17 basis point decrease in the average interest rate spread, to 3.19% from 3.36% over the same period of the prior year, partially offset by the spread earned on the incremental difference between the $14.6 million increase in average interest-earning assets and the $16.2 million increase in interest-bearing liabilities.

Net interest income decreased $238,000 to $4.5 million for the six month period ended December 31, 2003 when compared to the same period of the prior year. The decline was primarily due to the 29 basis point decrease in the average interest rate spread, to 3.12% from 3.41% over the same period of the prior year, partially offset by the spread earned on the incremental difference between the $13.6 million increase in average interest-earning assets and the $16.8 million increase in interest-bearing liabilities. The decrease in spread for the three month and six month periods was a result of the lower interest rate environment. Average interest-earning assets do not include $4.1 million in bank owned life insurance for the three or six month periods ended September 30, 2003 and December 31, 2003.

In an interest rate comparison for the three and six month periods, the Wall Street prime rate was lowered in November 2002 from 4.75% to 4.25% and again in June 2003 from 4.25% to 4.00%. Also, information from the Federal Reserve indicates the average six month CD rate in the secondary market for the three and six month period ended December 31, 2003 was 1.16% and 1.13%, respectively, as compared to 1.48% and 1.63% respectively, for the same periods of the prior year.

Interest Income. Interest income decreased $258,000 to $3.9 million for the three month period ended December 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to the 73 basis point decrease in the average yield on interest-earning assets, from 6.47% to 5.74%, partially offset by the $14.6 million, or 5.6% increase in average interest-earning assets over the same period of the prior year. Interest income decreased $726,000 to $7.7 million for the six month period ended December 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to the 87 basis point decrease in the average yield on interest-earning assets, from 6.60% to 5.73%, partially offset by the $13.6 million, or 5.3% increase in average interest-earning assets over the same period of the prior year. The reduction in average yields over the three and six month periods ended December 31, 2003 was primarily due to the general decline in market rates of interest. In addition, for the six month period, mortgage-backed securities ("MBS") experienced accelerated prepayment rates requiring increased premium amortization during the first part of the six month period. The increase in premium amortization contributed to the investment portfolio's yields declining from 4.31% for the six month period ended December 31, 2002 to 2.56% for the six month period ended December 31, 2003.

Interest Expense. Interest expense decreased $218,000 to $1.6 million for the three month period ended December 31, 2003 from $1.8 million during the same period of the prior year. The decrease was primarily due to the 55 basis point decline in the average cost of interest-bearing liabilities, from 3.11% to 2.56%, partially offset by the $16.2 million, or 7.0%, increase in average interest-bearing liabilities. Interest expense decreased $488,000 to $3.2 million for the six month period ended December 31, 2003 from

Next Page

$3.7 million during the same period of the prior year. The decrease was primarily due to a 59 basis point decline in the average cost of interest-bearing liabilities from 3.20% to 2.61%, partially offset by the $14.4 million, or 6.2% increase in average interest-bearing liabilities. The reduction in average costs was primarily due to the aforementioned general decline in market rates of interest.

Provision for Loan Losses. The provision for loan losses for the three and six month periods ended December 31, 2003 was $85,000 and $115,000, respectively, as compared to $90,000 and $210,000 for the same periods of the prior year. The decrease in the provision over the six month period ended December 31, 2003 was primarily due to reduced loan delinquency rates and a decline in adversely classified assets as compared to December 31, 2002. (see "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. Noninterest income increased $180,000 and $384,000 to $488,000 and $939,000 for the three and six month periods ended December 31, 2003 as compared to $308,000 and $555,000 for the same periods of the prior year. The respective increases of 58.6% and 69.2% were primarily due to the implementation of the overdraft privilege program in February 2003 which resulted in increased banking service charges, structural changes in the assessment of fees charged to customers, increased cash surrender value on bank owned life insurance purchased in February 2003 and an expanded customer base.

Noninterest Expense. Noninterest expense increased $76,000, and $134,000 to $1.6 million and $3.1 million for the three and six month periods ended December 31, 2003 as compared to $1.5 million and $3.0 million for the same periods of the prior year. The 5.0% increase for the three month period was primarily due to increased compensation expenses. The 4.5% increase for the six month period was primarily due to increased compensation expenses and other expenses.

Provision for Income Taxes. The provision for income taxes for the three and six month periods ended December 31, 2003 was $413,000 and $803,000, respectively, as compared to the $400,000 and $783,000 expensed during the same periods of the prior year. The increase in the tax provision for the three and six month periods ended was attributed to increased taxable income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2003 and 2002:

	2003	2002

Balance, beginning of period	$ 1,835,705	$ 1,569,266
Loans charged off:
Residential real estate	(22,922)	(17,865)
Commercial real estate	(9,304)	(155)
Commercial	-	(19,862)
Consumer	(61,506)	(58,282)
Gross charged off loans	(93,732)	(96,164)
Recoveries of loans previously charged off:
Commercial real estate	-	10,000
Commercial	1,194	-
Consumer	10,516	23,444
Gross recoveries of charged off loans	11,710	33,444
Net charge offs	(82,022)	(62,720)
Provision charged to expense	115,000	210,000
Balance, end of period	$ 1,868,683	$ 1,716,546

Ratio of net charge offs during the period to average loans outstanding during the period	.04%	.03%

Next Page

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $33,000 to $1.9 million at December 31, 2003 from June 30, 2003. At December 31, 2003, the Bank had $3.5 million, or 1.2% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $4.3 million, or 1.6% of assets at December 31, 2002. At December 31, 2003, the Company had classified $3.5 million of its assets as substandard and $30,000 as doubtful.

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

Loans past maturity/delinquent 90 days or more	12/31/03	6/30/03	12/31/02
Residential real estate	$ 181,000	$ 74,000	$ 172,000
Commercial real estate	-	-	-
Commercial	-	8,000	-
Consumer	30,000	7,000	57,000
Total loans past maturity/delinquent 90 days or more	211,000	89,000	229,000
Foreclosed real estate or other real estate owned	267,000	217,000	336,000
Other repossessed assets	12,000	41,000	48,000
Total nonperforming assets	$ 490,000	$ 347,000	$ 613,000

Percentage nonperforming assets to total assets	0.17%	0.12%	0.22%
Percentage nonperforming loans to net loans	0.09%	0.04%	0.10%

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

In an effort to manage the increased interest rate risk resulting from fixed rate lending, the Bank has utilized long-term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long term CDs to fund a portion of the fixed-rate residential loan originations and to extend the average maturity of the CD portfolio. Other elements of the Bank's asset/liability strategy have included: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Bank currently continues to generate long term, fixed-rate residential loans. During the six month period ended December 31, 2003, fixed rate residential loan originations totaled $18.1 million as compared to $12.9 million during the same period of the prior year. At December 31, 2003, the fixed-rate residential loan portfolio totaled $79.1 million with a weighted average maturity of 195 months as compared to $76.2 million at December 31, 2002 with a weighted average maturity of 203 months. At December 31, 2003, fixed rate loans with remaining maturities in excess of 10 years totaled $65.1 million, or 27.2% of loans receivable as compared to $64.2 million, or 28.4% of loans receivable at June 30, 2003. The Company originated $11.7 million fixed rate commercial loans during the six month period ended December 31, 2003 as compared to $8.8 million during the same period of the prior year. The Company also originated $39.9 million in adjustable rate commercial loans during the six month period ended December 31, 2003 as compared to $27.6 million during the same period of the prior year. At December 31, 2003, CDs with original terms of two years or more totaled $40.2 million as compared to $29.9 million at June 30, 2003.

Next Page

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

The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At December 31, 2003, the Company had outstanding commitments to fund approximately $26.1 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 2003, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $85.8 million of which $62.9 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $50.0 million at December 31, 2003. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 2003, the Bank exceeded all regulatory capital requirements with leverage capital of $22.3 million (7.8% of average total assets), tier I capital of $22.3 million (10.8% of risk-weighted assets) and risk-based capital of $24.1 million (11.7% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

            (b)   Changes in Internal Controls: In the quarter ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

On October 21, 2003, the registrant file a Current Report on Form 8K regarding the October 17, 2003 issuance of the Registrant's earnings release for the three month period ended September 30, 2003.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: February 13, 2004	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors

Date: February 13, 2004	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End.