Form 10QSB
period 2004-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2004-05-12
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes         X          No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at May 7, 2004 2,300,568 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-QSB
INDEX

PART I. Financial Information		PAGE NO.
Item 1	Consolidated Financial Statements
	- Consolidated Balance Sheets	3
	- Consolidated Statements of Income and Comprehensive Income	4
	- Consolidated Statements of Cash Flows	5-6
	- Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis or Plan of Operation	8-13

Item 3	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Changes in Securities and Use of Proceeds	15

Item 3	Defaults upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security-Holders	15

Item 5	Other Information	15

Item 6	Exhibits and Reports on Form 8-K	15-16
	- Signature Page	17
	- Certifications	18-20

Next Page

PART I Item 1. Financial Information

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003

ASSETS
	March 31, 2004	June 30, 2003
	(Unaudited)
Cash and cash equivalents	$ 4,337,507	$ 7,617,740
Investment and mortgage-backed securities
Available for sale - at estimated market value	37,772,347	31,002,858
Stock in FHLB of Des Moines	2,776,000	2,675,000
Loans receivable, net	240,850,188	222,840,345
Accrued interest receivable	1,363,620	1,270,334
Foreclosed assets held for sale	167,074	217,403
Premises and equipment	6,114,730	6,203,385
Intangible assets, net	2,922,747	4,072,617
Bank owned life insurance- cash surrender value	4,218,289	3,114,191
Prepaid expenses and other assets	689,328	440,785
Total assets	$ 301,211,830	$279,454,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 206,595,631	$194,531,956
Securities sold under agreements to repurchase	7,457,439	5,234,392
Advances from FHLB of Des Moines	52,400,000	53,500,000
Accounts payable and other liabilities	677,681	686,032
Accrued interest payable	336,720	393,841
Subordinated debt	7,217,000	-
Total liabilities	274,684,471	254,346,221
Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,572,558	17,486,168
Retained earnings	20,682,892	19,175,369
Treasury stock of 645,222 shares at March 31, 2004 and 650,306 shares at June 30, 2003, at cost	(11,817,899)	(11,538,218)
Unearned employee benefits	(125,330)	(180,905)
Accumulated other comprehensive income	185,566	136,451
Total stockholders' equity	26,527,359	25,108,437
Total liabilities and stockholders' equity	$301,211,830	$279,454,658

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	Three-months ended		Nine-months ended
	March 31,		March 31,
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$3,625,606	$3,739,367	$10,917,158	$11,486,755
Investment securities	130,588	94,463	320,339	364,352
Mortgage-backed and related securities	188,998	174,650	436,863	604,594
Other interest-earning assets	4,927	11,513	6,709	21,738
Total interest income	3,950,120	4,019,993	11,681,069	12,477,439
INTEREST EXPENSE:
Deposits	877,863	1,057,968	2,649,470	3,367,686
Securities sold under agreements to repurchase	21,090	21,199	52,858	53,390
FHLB advances	709,618	659,666	2,106,794	2,006,652
Junior subordinated debt	11,606	-	11,606	-
Total interest expense	1,620,177	1,738,833	4,820,729	5,427,728
NET INTEREST INCOME	2,329,943	2,281,160	6,860,340	7,049,711

PROVISION FOR LOAN LOSSES	60,000	60,000	175,000	270,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,269,943	2,221,160	6,685,340	6,779,711
NONINTEREST INCOME:
Gain on sale of available for sale securities	40,814	-	40,814	-
Banking service charges	262,165	265,208	830,301	586,382
Late charges and other fees	27,376	38,134	79,359	88,379
Earnings on bank owned life insurance	45,979	20,351	145,673	20,351
Other income	103,309	64,932	25,667	248,630
Total noninterest income	479,643	388,625	1,418,814	943,742

NONINTEREST EXPENSE:
Compensation and benefits	878,397	812,696	2,538,349	2,412,254
Occupancy and equipment, net	331,905	316,272	950,616	926,808
SAIF deposit insurance premiums	7,547	7,787	22,696	23,709
Professional fees	50,093	41,839	141,498	134,687
Advertising	38,626	34,769	111,200	117,051
Postage and office supplies	69,038	67,917	197,407	192,034
Amortization of intangible assets	63,814	63,814	191,443	191,443
Other operating expenses	230,483	182,584	641,070	520,329
Total noninterest expense	1,669,904	1,527,678	4,794,380	4,518,315
INCOME BEFORE INCOME TAXES	1,079,682	1,082,107	3,309,774	3,205,138

PROVISION FOR INCOME TAXES	376,834	393,326	1,179,927	1,176,738
NET INCOME	702,848	688,781	2,129,847	2,028,400
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	112,605	(92,463)	74,828	(166,348)
Adjustment for (gains) included in net income	(25,713)	-	(25,713)	-
Total other comprehensive income	86,892	(92,463)	49,115	(166,348)
COMPREHENSIVE INCOME	$ 789,740	$ 596,318	$2,177,962	$1,862,052
Basic earnings per common share	$0.31	$0.30	$0.94	$0.87
Diluted earnings per common share	$0.30	$0.29	$0.91	$0.84
Dividends per common share	$0.09	$0.07	$0.27	$0.21

See Notes to Consolidated Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
(UNAUDITED)

	Nine-months ended
	March 31,
	2004	2003
Cash Flows From operating activities:
Net income	$ 2,129,847	$ 2,028,400
Items not requiring (providing) cash:
Depreciation and amortization	489,203	443,365
MRP expense and ESOP expense	141,965	116,652
Gain on sale of available for sale securities	(40,814)	-
Loss on sale of foreclosed assets	32,109	-
Amortization of intangible assets	191,443	191,443
Provision for loan losses	175,000	270,000
Increase in cash surrender value of bank owned life insurance	(145,672)	(20,351)
Net amortization of premiums and discounts	371,409	378,987
Changes in:
Accrued interest receivable	(93,286)	126,468
Prepaid expenses and other assets	(60,387)	(58,191)
Accounts payable and other liabilities	(8,351)	48,588
Accrued interest payable	(57,121)	(137,957)
Net cash provided by operating activities	3,125,345	3,387,404
Cash flows from investing activities:
Net increase in loans	(18,148,109)	(12,505,721)
Proceeds from sale of available-for-sale securities	992,500	-
Proceeds from maturing available-for-sale mortgage-backed securities	13,795,647	15,083,732
Proceeds from maturing available-for-sale securities	6,335,000	6,943,000
Purchase of Federal Home Loan Bank stock	(101,000)	(242,500)
Purchase of available-for-sale mortgage-backed-securities	(8,496,314)	(14,624,727)
Purchase of available-for-sale securities	(19,648,986)	(9,617,415)
Purchase of premises and equipment	(400,548)	(807,494)
Purchase of bank owned life insurance	-	(4,000,000)
Purchase of investment in statutory trust	217,000	-
Proceeds from sale of foreclosed assets	17,516	58,542
Net cash used in investing activities	(25,907,295)	(19,712,583)
Cash flows from financing activities:
Net (decrease) increase in certificates of deposit	(981,747)	6,189,900
Net increase in demand, NOW and savings accounts	13,045,423	4,767,733
Net increase in securities sold under agreements to repurchase	2,223,047	2,728,796
Net decrease in advances from borrowers for taxes and insurance	-	(169,983)
Proceeds from issuance of junior subordinated debt	7,217,000	-
Proceeds from Federal Home Loan Bank advances	99,400,000	13,200,000
Repayments of Federal Home Loan Bank advances	(100,500,000)	(12,200,000)
Cash dividends paid	(622,325)	(502,176)
Exercise of stock options	259,185	138,540
Payments to acquire treasury stock	(538,866)	(1,052,554)
Net cash provided by financing activities	19,501,717	13,100,256

Decrease in cash and cash equivalents	(3,280,233)	(3,224,923)

Cash and cash equivalents at beginning of period	7,617,740	8,612,714

Cash and cash equivalents at end of period	$ 4,337,507	$ 5,387,791

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine-months ended
	March 31,
	2004	2003
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed assets	$ 73,921	$ 147,301
Conversion of foreclosed assets to loans	74,625	110,035

Cash paid during the period for:
Interest (net of interest credited)	$ 2,885,735	$ 2,892,518
Income taxes	1,070,000	1,008,000

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2003 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2003 and 2002.

         Stock Split

On September 26, 2003, the Company effected a two-for-one split of the Company's common stock in the form of a stock dividend of one additional share of Southern Missouri Bancorp, Inc. common stock for each share held. Share and per share data for all periods presented have been adjusted to give effect to the stock split.

Note 2: Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SMBT. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding for the three and nine month periods ended March 31, 2004 and 2003. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$ 702,848	$ 688,781	$2,129,847	$2,028,400
Average common shares outstanding-basic	2,283,262	2,328,126	2,277,672	2,343,374
Stock options under treasury stock method	61,950	67,396	71,630	61,148
Average common shares outstanding-diluted	2,345,212	2,395,522	2,349,302	2,404,522

Basic earnings per common share	$ 0.31	$ 0.30	$ 0.93	$ 0.87
Diluted earnings per common share	$ 0.30	$ 0.29	$ 0.91	$ 0.84

Note 4: Subordinated Debt

On March 4, 2004, the Corporation formed the Southern Missouri Statutory Trust I, a statutory trust formed under Connecticut (state) law ("SM Trust I"). On March 17, 2004, the SM Trust I issued 7,000 Fixed/Floating Rate capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000 and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Corporation for $217,000. The aggregate proceeds of $7,217,000 were used by SM Trust I to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures from the Corporation. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of the 3-Month Libor plus 2.75%, and reprice quarterly. The Corporation has guaranteed payment of amounts owed by the SM Trust I to holders of the Capital Securities. The proceeds of the offering will be used for general corporate purposes of the Corporation, including the purchase of the Corporation's shares from time to time.

Next Page

PART I Item 2
Southern Missouri Bancorp, Inc.
Management's Discussion and Analysis or Plan of Operation

General

The Company's performance is reliant on the operations of the Bank, since the Company has no significant assets other than the common stock of the Bank and $7.5 million in investments and cash. The Bank's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets and the average rate paid on interest-bearing liabilities. Interest-earning assets consist primarily of loans receivable, investment securities, mortgage-backed and related securities ("MBS") and other investments while interest bearing liabilities consist primarily of retail deposits, Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase. The interest rate spread is affected by economic, regulatory, and competitive factors, which influence interest rates, loan demand, prepayment rates and deposit flows. The Company remains subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses and other operational expenditures. The following discussion reviews the Company's consolidated financial condition at March 31, 2004 and the results of operations for the three and nine month periods ended March 31, 2004 and 2003, respectively.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

Financial Condition

The Company's total assets increased by $21.8 million, or 7.8%, to $301.2 million at March 31, 2004, as compared to $279.5 million at June 30, 2003. Loans increased by $18.0 million, or 8.1% to $241.0 million due primarily to growth in commercial and residential loans of $12.8 million and $4.7 million, respectively. Asset growth has been funded primarily with increased deposits, the issuance of junior subordinated debt and securities sold under agreements to repurchase, which have increased $12.1 million, $7.2 million and $2.2 million, respectively. In March 2004, the Company issued $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on three month LIBOR. The increase in deposits was primarily due to increased checking accounts and money market demand accounts of $10.4 million and $4.8 million, respectively, partially offset by a decrease in certificates of deposit of $1.0 million.

Next Page

The Company's stockholders' equity increased $1.4 million, or 5.7% to $26.5 million from $25.1 million at June 30, 2003. The increase was primarily due to net income for the nine month period, partially offset by cash dividends and stock repurchases. During the third quarter of fiscal 2004, the Company announced the completion of its latest stock repurchase plan. The Company repurchased the remaining 35,220 shares at an average price of $15.30 per share. On April 22, 2004, the Company announced its intention to repurchase an additional 115,000 shares of its own common stock, or approximately 5% of its 2.3 million outstanding common shares.

Results of Operations - Comparison of the three and nine-month periods ended March 31, 2004 and 2003.

On September 26, 2003, the Company announced a two-for-one stock split of the Company's common stock. The stock split was in the form of a stock dividend of one additional share of the Company's common stock for each share held. Share and per share data for all periods presented have been adjusted to give effect to the stock split.

Net Income. The Company's net income for the three-month period ended March 31, 2004 was $703,000 as compared to $689,000 earned during the same period of the prior year. The increase recorded during the three-month period was primarily due to the increase in net interest income and non-interest income, partially offset by the increase in non-interest expense.

The Company's net income for the nine-month period ended March 31, 2004 was $2.1 million as compared to $2.0 million earned during the same period of the prior year. The increase recorded during the nine-month period was primarily due to increased non-interest income, partially offset by the decrease in net interest income and the increase in non-interest expense.

Net Interest Income. Net interest income increased $49,000, or 2.1%, to $2.3 million for the three-month period ended March 31, 2004 as compared to the same period of the prior year. The increase was primarily due to the spread earned on the incremental difference between the $19.0 million increase in average interest-earning assets over the $17.5 million increase in average interest-bearing liabilities, partially offset by the 12 basis point decrease in the average interest rate spread from 3.19% to 3.07% over the same period of the prior year.

Net interest income decreased $189,000, or 2.7%, to $6.9 million for the nine-month period ended March 31, 2004 as compared to the same period of the prior year. The decline was primarily due to the 23 basis point decrease in average interest rate spread, to 3.10% from 3.33% over the same period of the prior year, partially offset by incremental difference between the $15.4 million increase in interest-earning assets and the $15.6 million increase in interest-bearing liabilities. Average interest-earning assets excluded bank owned life insurance for the three and nine month periods ended March 31, 2004 and 2003.

The decrease in spread for the three and nine month periods was a result of interest-earning assets repricing downward at a faster pace than interest-bearing liabilities. In an interest rate comparison for the three and nine month periods, the Wall Street prime rate was lowered in November 2002 from 4.75% to 4.25% and again in June 2003 from 4.25% to 4.00%. Also, information from the Federal Reserve indicates the average six month CD rate in the secondary market for the three and nine month periods ended March 31, 2004 was 1.11% and 1.12%, respectively, as compared to 1.26% and 1.50% respectively, for the same periods of the prior year.

Interest Income. Interest income decreased $70,000, or 1.7% to $4.0 million for the three-month period ended March 31, 2004 as compared to the same period of the prior year. The decrease was primarily due to the 51 basis point decrease in the average yield earned on interest-earning assets, from 6.10% to 5.59%, partially offset by the $19.0 million, or 7.2% increase in average interest-earning assets. Interest income decreased $796,000, or 6.4% to $11.7 million for the nine-month period ended March 31, 2004 as compared to the same period of the prior year. The decrease was primarily due to the 75 basis point decrease in the average yield earned on interest-earning assets, partially offset by the $15.4 million, or 5.9% increase in average interest-earning assets.

The reduction in average yields during the three and nine month periods ended March 31, 2004 was primarily due to the general decline in market rates of interest. In addition, for the nine month period, the Company's mortgage-backed securities experienced accelerated prepayment rates due to the decline in market rate of interest requiring increased premium amortization during the first part of the nine month period. The increase in premium amortization contributed to the investment portfolio's yield declining from 3.96% to 2.91% for the nine month period.

Interest Expense. Interest expense decreased $119,000, or 6.8% to $1.6 million for the three-month period ended March 31, 2004, as compared to the same period of the prior year. The decrease was primarily due to the 38 basis point decrease in the average cost of interest-bearing liabilities, from 2.91% to 2.53%, partially offset by the $17.5 million increase in average interest-bearing liabilities. Interest expense decreased $607,000, or 11.2% to $6.9 million for the nine-month period ended March 31, 2004, as compared to the same period of the prior year. The decrease was primarily due to the 52 basis point decrease in the average cost of interest-bearing liabilities, from 3.10% to 2.58%, partially offset by the $15.6 million increase in average interest-bearing liabilities. The reduction in average costs was primarily due to the aforementioned general decline in market rates of interest.

Next Page

Provision for Loan Losses. The provision for loan losses for the three and nine month periods ended March 31, 2004 was $60,000 and $175,000, respectively, as compared to $60,000 and $270,000 for the same periods of the prior year. The decrease in the provision during the nine month period ended March 31, 2004 was primarily due to reduced delinquencies and a decline in adversely classified assets. (see "Allowances for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income increased $91,000 and $475,000 to $480,000 and $1.4 million, respectively, for the three and nine month periods ended March 31, 2004, as compared to the same periods of the prior year. The 23.4% and 50.3% increases for the three and nine month periods were primarily due to the implementation of the overdraft privilege program in February 2003 which resulted in increased banking service charges, realized gain on the sale of an investment, structural changes in the assessment of fees charged to customers, increased cash surrender value on bank owned life insurance purchased in February 2003 and an expanded customer base.

Non-interest Expense. Non-interest expense increased $142,000 and $276,000, or 9.3% and 6.1%, to $1.7 million and $4.8 million, respectively, for the three and nine month period ended March 31, 2004, as compared to the same periods of the prior year. The 9.3% increase for the three month period was primarily due to a loss on the sale of real estate owned, increased compensation, legal and other expenses. The 6.1% increase for the nine month period was primarily due to a loss on the sale of real estate owned, and an increase in compensation and other expenses. Other expenses increased as a result of the increased customer base.

Provision for Income Taxes. The provision for income taxes for the three and nine month periods ended March 31, 2004 was $377,000 and $1.2 million as compared to $393,000 and $1.2 million for the same periods of the prior year. The effective tax rate decreased from 36.4% to 32.1% for the three-month period ended and decreased from 36.7% to 35.7% for the nine-month period ended March 31, 2004. The change in the effective tax rate was primarily due to the increased earnings on bank owned life insurance which is nontaxable.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses for the nine month periods ended March 31, 2004 and 2003:

	2004	2003
Balance, beginning of period	$1,835,705	$1,569,266
Loans charged off:
Residential real estate	(22,922)	(17,935)
Commercial real estate	(9,304)	(155)
Commercial business	(224)	(19,862)
Consumer	(77,131)	(73,176)
Gross loans charged off	(109,581)	(111,128)
Recoveries of loans previously charged off:
Residential real estate	-	43
Commercial real estate	-	10,000
Commercial business	2,642	6,782
Consumer	15,123	35,075
Gross recoveries of loans charged off	17,765	51,900
Net charge offs	(91,816)	(59,228)
Provision charged to expense	175,000	270,000
Balance, end of period	$1,918,889	$1,780,038
Ratio of net charge offs during the period
to average loans outstanding during the period	.04%	.03%

Next Page

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $92,000 to $1.9 million at March 31, 2004 from $1.8 million at June 30, 2003. At March 31, 2004, the Company had $3.0 million, or 1.01% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $4.1 million, or 1.46% of assets at March 31, 2003. At March 31, 2004, the Company had classified $3.0 million of its assets as substandard and $27,000 as doubtful.

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

Loans past maturity/delinquent 90 days or more	03/31/04	6/30/03	03/31/03
Residential real estate	$ 61,000	$ 74,000	$ 47,000
Commercial real estate	16,000	-	-
Commercial	-	8,000	-
Consumer	16,000	7,000	-
Total loans past maturity/delinquent 90 days or more	93,000	89,000	47,000
Foreclosed real estate or other real estate owned	167,000	217,000	346,000
Other repossessed assets	25,000	41,000	21,000
Total nonperforming assets	$ 285,000	$ 347,000	$ 414,000

Percentage nonperforming assets to total assets	0.09%	0.12%	0.14%
Percentage nonperforming loans to net loans	0.04%	0.04%	0.02%

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

In an effort to manage the increased interest rate risk resulting from this fixed rate lending, the Bank has utilized long-term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long-term CDs to fund a portion of the fixed-rate residential loans originations and to extend the average maturity of the CD portfolio. Other elements of the Bank's current asset/liability strategy include: (i) increasing loans receivable through the origination of adjustable-rate residential loans, when available; (ii) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

The Bank continues to generate long term, fixed-rate residential loans. During the nine month period ended March 31, 2004, fixed rate residential loan originations totaled $24.5 million as compared to $18.5 million during the same period of the prior year. At March 31, 2004, the fixed-rate residential loan portfolio totaled $80.8 million with a weighted average maturity of 191 months as compared to $73.7 million at March 31, 2003 with a weighted average maturity of 201 months. At March 31, 2004, fixed rate loans with remaining maturities in excess of 10 years totaled $71.5 million, or 29.4% of loans receivable as compared to $64.2 million, or 28.4% of loans receivable at June 30, 2003. The Company originated $20.2 million in fixed rate commercial loans during the nine month period ended March 31, 2004 as compared to $11.9 million during the same period of the prior year. The Company also originated $58.8 million in adjustable rate commercial loans during the nine month period ended March 31, 2004 as compared to $40.0 million during the same period of the prior year. At March 31, 2004, CDs with original terms of two years or more totaled $41.2 million as compared to $29.9 million at June 30, 2003. At March 31, 2004, the Bank increased demand deposit accounts by 31.2% to $47.2 million as compared to $36.0 million at June 30, 2003.

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

The Company uses its liquidity resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments and meeting operating expenses. At March 31, 2004, the Company had outstanding commitments to fund approximately $28.8 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2004, available credit at the FHLB was approximately $92.5 million, of which $52.4 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $53.2 million at March 31, 2004. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At March 31, 2004, the Bank exceeded all regulatory capital requirements with leverage capital of $22.9 million (7.74% of average assets), tier I risk-based capital of $22.9 million (11.07% of risk-weighted assets) and risk-based capital of $24.8 million (12.00% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls

Next Page

PART II - OTHER INFORMATION
Southern Missouri Bancorp, Inc.

Item 1 - Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve aggregate amounts management believes to be immaterial to the financial condition and results of operations of the Company and the Bank.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
01/01/2004 thru 01/31/2004	0	0	0	35,220
02/01/2004 thru 02/29/2004	0	0	0	35,220
03/01/2004 thru 03/31/2004	35,220	$15.30	35,220	0
Total	35,220	$15.30	35,220	0

Item 3 - Defaults upon Senior Securities

              Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

              None

Item 5 - Other Information

              None

Next Page

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
	(3)	(a)	Certificate of Incorporation of the Registrant++
	(3)	(b)	Bylaws of the Registrant++
	10		Material Contracts
		(a)	Registrant's Stock Option Plan*
		(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
		(c)	Employment Agreements
			(i)	Greg A. Steffens**
			(ii)	James W. Duncan****
		(d)	Director's Retirement Agreements***
			(i)	Robert A. Seifert***
			(ii)	Thadis R. Seifert***
			(iii)	Leonard W. Ehlers***
			(iv)	James W. Tatum***
			(v)	Samuel H. Smith***
			(vi)	Sammy A. Schalk****
			(vii)	Ronnie D. Black****
			(viii)	L. Douglas Bagby****
		(e)	Tax Sharing Agreement***
	99		Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.

(b)	Reports on Form 8-K:

On January 27, 2004, the registrant filed a Current Report on Form 8K regarding the January 22, 2004 issuance of the Registrant's earnings release for the three month period ended December 31, 2003

On March 19, 2004, the registrant filed a Current Report on Form 8K regarding the March 18, 2004 issuance of the Registrant's issuance of Junior Subordinated Debt.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 11, 2004	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors

Date: May 7, 2004	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End