Form 10KSB
period 2004-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2004-09-28
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23406

SOUTHERN MISSOURI BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    x    NO

            Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    x

            The registrant's revenues for the fiscal year ended June 30, 2004 were $2.9 million.

            As of September 20, 2004, there were issued and outstanding 2,226,768 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $25.8 million 1,698,958 shares at $15.20. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

            Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 2004.

            Part III of Form 10-KSB - Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

            Southern Missouri Savings Bank was originally chartered as a mutual Missouri savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. On June 25, 2004, Southern Missouri Bank & Trust Co. ("Bank") converted from a Missouri chartered stock savings bank to a Missouri state chartered trust company with banking powers ("Charter Conversion").

            The primary regulator of the Bank is the Missouri Division of Finance. The Bank's deposits continue to be insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). With the Bank's conversion to a trust company with banking powers, the Company became a bank holding company regulated by the Federal Reserve Board ("FRB").

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

            At June 30, 2004, the Company had total assets of $311.9 million, total deposits of $212.0 million and stockholders' equity of $26.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

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

Next Page

Selected Consolidated Financial Information

            This information is incorporated by reference from pages 9 and 10 of the 2004 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

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

            The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2004, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $7.1 million. At June 30, 2004, the Bank's two largest extensions of credit to one entity were $6.5 million and $6.3 million, respectively. Both of these credits were commercial loans and were performing according to their terms.

Next Page

            Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$122,392	49.28%	$116,806	52.42%	$120,051	56.84%
Commercial real estate	56,112	22.59	48,649	21.83	43,036	20.37
Construction	7,533	3.03	3,374	1.51	3,083	1.46
Total mortgage loans	$186,037	74.90	$168,829	75.76	$166,170	78.67

Other Loans:
Automobile loans	12,808	5.16	14,579	6.54	14,305	6.77
Second mortgage	440	0.18	649	0.29	789	0.37
Loans secured by deposits	1,062	0.43	982	0.44	697	0.33
Commercial business	45,923	18.49	37,060	16.63	29,273	13.86
Other	7,167	2.88	4,331	1.95	2,988	1.42
Total other loans	67,400	27.14	57,601	25.85	48,052	22.75

Total loans	$253,437	102.04	$226,430	101.61	$214,222	101.42

Less:
Undisbursed loans in process	$ 3,093	(1.24)	$1,717	(0.77)	$1,414	(0.67)
Deferred fees and discounts	11	--	37	(0.02)	27	(0.01)
Allowance for loan losses	1,978	(0.80)	1,836	(0.82)	1,569	(0.74)
Net loans receivable	$248,355	100.00%	$222,840	100.00%	$211,212	100.00%

Type of Security:
Residential real estate
One-to four-family	$125,051	50.35%	$119,980	53.84%	$121,451	57.50%
Multi-family	1,531	0.62	1,793	0.80	1,683	0.80
Commercial real estate	51,692	20.81	41,337	18.55	37,623	17.81
Land	7,763	3.12	5,719	2.57	5,413	2.56
Loans secured by deposits	1,062	0.43	982	0.44	697	0.33
Commercial	45,923	18.49	37,060	16.63	29,273	13.86
Consumer and other	20,415	8.22	19,559	8.78	18,082	8.56
Total loans	$253,437	102.04	$226,430	101.61	$214,222	101.42

Less:
Undisbursed loans in process	3,093	(1.24)	1,717	(0.77)	1,414	(0.67)
Deferred fees and discounts	11	--	37	(0.02)	27	(0.01)
Allowance for loan losses	1,978	(0.80)	1,836	(0.82)	1,569	(0.74)
Net loans receivable	$248,355	100.00%	$222,840	100.00%	$211,212	100.00%

Next Page

            The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
One-to four-family	$ 81,430	32.79%	$ 73,808	33.12%	$73,266	34.69%
Commercial real estate	17,963	7.23	13,438	6.03	18,708	8.86
Construction	4,733	1.91	3,174	1.42	2,962	1.40
Consumer	15,798	6.24	17,356	7.79	17,890	8.47
Commercial business	15,191	6.12	13,207	5.93	14,856	7.03

Total fixed-rate loans	135,115	54.29	120,983	54.29	127,682	60.45

Adjustable-Rate Loans:
One-to four-family	40,962	16.49	42,998	19.30	46,785	22.14
Commercial real estate	38,149	15.36	35,211	15.80	24,328	11.52
Construction	2,800	1.13	200	0.09	121	0.06
Consumer	5,679	2.41	3,185	1.43	889	0.42
Commercial business	30,732	12.37	23,853	10.70	14,417	6.83

Total adjustable-rate loans	118,322	47.76	105,447	47.32	86,540	40.97

Total Loans	253,437	102.05	226,430	101.61	214,222	101.42

Less:
Undisbursed loans in process	3,093	(1.25)	1,717	(0.77)	1,414	(0.67)
Net deferred loan fees	11	(0.00)	37	(0.02)	27	(0.01)
Allowance for loan loss	1,978	(0.80)	1,836	(0.82)	1,569	(0.74)
	$248,355	100.00%	$222,840	100.00%	$211,212	100.00%

            One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2004, net mortgage loans secured by one- to four-family residences totaled $122.4 million, or 49.3% of net loans receivable.

            The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2004, the Bank originated $11.7 million of ARM loans and $30.6 million of fixed-rate real estate loans which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

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

            Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2004, loans with a fixed rate totaled $81.4 million.

Next Page

            The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" or "lagging" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2004, loans tied to the CMT index totaled $28.3 million.

            Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2004, loans tied to these indices totaled $10.7 million.

            In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During fiscal 2004, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

            Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2004, the Bank had $56.1 million in commercial real estate loans, which represented 22.6% of net loans receivable.

            Commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate or the one year CMT. Current commercial real estate originations typically adjust monthly, quarterly or annually based on the Wall Street prime rate. Generally, original commercial real estate loan amounts do not exceed 75% of the lower of the appraised value or the purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guaranties are required from the borrower in addition to the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

            Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2004, the Bank had $7.5 million, or 3.0% of net loans receivable in construction loans outstanding.

            Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2004, the Bank had 40 construction loans, 35 of which were secured by residential real estate, four of which were secured by commercial real estate and

Next Page

one which was secured by multi-family real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

            Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2004, the Bank's consumer loan portfolio totaled $20.4 million, or 8.22% of net loans receivable.

            Direct and indirect automobile loans combined represent 62.7% of the Bank's installment loan portfolio at June 30, 2004, and totaled $12.8 million, or 5.2% of net loans receivable. Beginning in fiscal year 2002, the Bank implemented indirect lending relationships with a few automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer, then submits it to the Bank for credit approval. At June 30, 2004, the Bank had $3.5 million of indirect automobile loans in its consumer portfolio. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

            Commercial Business Lending. At June 30, 2004, the Bank also had $45.9 million in commercial business loans outstanding, or 18.5% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

            The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $15.2 million in fixed rate and $30.7 million of adjustable rate commercial business loans. The adjustable rate

Next Page

business loans can reprice daily, monthly or annually, in accordance with the Wall Street prime rate of interest. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

Loan Maturity and Repricing

            The following table sets forth certain information at June 30, 2004 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$14,147	$23,507	$15,952	$68,786	$122,392
Commercial real estate	28,717	18,704	3,433	5,258	56,112
Construction	7,533	--	--	--	7,533
Consumer	3,479	13,553	4,379	66	21,477
Commercial business	31,146	13,209	1,536	32	45,923
Total loans	$85,022	$68,973	$25,300	$74,142	$253,437

            As of June 30, 2004, loans due after June 30, 2005 with fixed interest rates totaled $119.8 million, and loans due after June 30, 2005 with adjustable rates totaled $48.6 million.

Originations, Purchases and Servicing of Loans and Mortgage-Backed Securities

            Generally, real estate loans are originated by the Bank's staff of salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank started to offer secondary market loans to customers during fiscal year 2002.

            While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2004, the Bank originated $169.4 million of loans,

Next Page

compared to $124.8 million and $123.0 million in fiscal 2003 and 2002, respectively. Of these loans, mortgage loans originated were $80.2 million, $63.2 million and $65.3 million in fiscal 2004, 2003 and 2002, respectively.

            From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2004, the Bank purchased $7.7 million of new loans. At June 30, 2004, loan participations totaled $12.2 million, or 4.9% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2004, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand and portfolio growth.

            In addition, the Bank has purchased MBS to complement lending activities and provide balance sheet flexibility for liquidity and asset/liability management. The Board believes that the lower yield carried by MBS is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to commercial real estate, multi-family and other types of loans. See "Mortgage-Backed Securities."

            The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands)

Total mortgage loans at beginning of period	$168,829	$166,170	$149,966
Loans originated:
One-to four-family residential	42,342	34,373	41,641
Multi-family residential and commercial real estate	30,214	23,580	18,331
Construction loans	7,621	5,252	5,284
Total loans originated	80,177	63,205	65,256

Loans purchased:
Total loans purchased	7,690	2,748	3,871

Loans sold:
Total loans sold	(4,100)	---	---

Mortgage loan principal repayments	(66,423)	(63,147)	(52,791)

Foreclosures	(136)	(147)	(132)
Net loan activity	17,208	2,659	16,204

Total mortgage loans at end of period	$186,037	$168,829	$166,170

Loan Commitments

            The Bank issues commitments for one- to four-family residential mortgage loans and operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $35.7 million at June 30, 2004. See Note 14 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

Next Page

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

            The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2004.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

One-to four-family	7	$248	1	$114	8	$362
Commercial real estate	--	--	--	--	--	--
Commercial non-real estate	1	8	--	--	1	8
Other consumer	5	13	2	21	7	34
Totals	13	$269	3	$135	16	$404

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

            At June 30, 2004, the Bank had one loan on which interest was not being accrued in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded interest income of $700, $800 and $13,000 on non-accrual loans during the years ended June 30, 2004, 2003 and 2002, respectively, if such loans had been performing in accordance with their terms during such periods. Interest income of approximately $200, $400 and $1,000 was recognized on these loans for the years ending June 30, 2004, 2003 and 2002, respectively.

Next Page

            The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ ---	$ ---	$ 96	$ ---	$ 38
Commercial real estate	---	---	28	---	185
Consumer	4	7	10	---	145
Commercial business	---	---	---	---	169
Total	$ 4	$ 7	$ 134	$ ---	$ 537

Loans 90 days past due accruing interest:
One-to four-family	$ 114	$ 74	$ 177	$ 51	$ 26
Commercial real estate	---	---	---	336	13
Consumer	17	---	18	53	---
Commercial business	---	8	7	50	---
Total	$ 131	$ 82	$ 202	$ 490	$ 39

Total nonperforming loans	$ 135	$ 89	$ 336	$ 490	$ 576

Foreclosed assets held for sale:
Real estate owned	$ 163	$ 217	$ 383	$1,162	$ 464
Other nonperforming assets	17	41	5	27	52
Total nonperforming assets	$ 315	$ 347	$ 724	$1,679	$1,092

Total nonperforming loans to net loans	0.05%	0.04%	0.16%	0.27%	0.42%
Total nonperforming loans to net assets	0.04%	0.03%	0.13%	0.20%	0.31%
Total nonperforming assets to total assets	0.10%	0.12%	0.27%	0.69%	0.59%

            Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $8.2 million in net book value of loans (all were commercial real estate and commercial business lending relationships) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the classification of such assets.

            Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2004, the Company's balance of real estate owned totaled $163,000 and included one commercial lot and two one- to four-family real estate properties.

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

Next Page

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

            In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 2004, classified assets totaled $2.2 million, or 0.87% of total assets as compared $3.7 million, or 1.3% of total assets at June 30, 2003.

            The Bank has classified $2.0 million of its assets as substandard and $21,000 as doubtful. The largest classified commercial lending relationship at June 30, 2004 totaled $551,000 and was performing in accordance with its terms. In addition, the Bank had classified three other commercial lending relationships, which in the aggregate totaled $1.0 million. The other borrowing relationships were classified due to concerns over whether the property securing the Bank's loans or the borrower generated sufficient cash flow to amortize the loans in accordance with their terms.

            Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2004, of $2.0 million, which represented 664% of nonperforming assets as compared to of $1.8 million, which represented 528% of nonperforming assets at June 30, 2003. See Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

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

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Allowance at beginning of period	$1,836	$1,569	$1,462	$1,277	$1,191
Recoveries
One-to four-family	---	---	---	15	1
Commercial real estate	---	---	8	1	---
Commercial business	2	20	---	---	---
Consumer	24	42	29	37	110
Total recoveries	26	62	37	53	111

Charge offs:
One-to four-family	39	18	24	76	29
Commercial real estate	9	---	13	51	---
Commercial business	16	20	95	191	---
Consumer	95	87	148	310	211
Total charge offs	159	125	280	628	240

Net charge offs	(133)	(63)	(243)	(575)	(129)
Acquired allowance for losses	---	---	---	250	---
Provision for loan losses	275	330	350	510	215
Balance at end of period	$1,978	$1,836	$1,569	$1,462	$1,277

Ratio of allowance to total loans outstanding at the end of the period	0.80%	0.81%	0.73%	0.79%	0.91%
Ratio of net charge offs to average loans outstanding during the period	0.06%	0.03%	0.12%	0.35%	0.10%

Next Page

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2004		2003		2002		2001		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to four-family	$ 219	48.29%	$ 214	51.59%	$ 237	56.04%	$ 293	59.75%	$ 307	67.31%
Construction	60	2.97	25	1.49	24	1.44	16	1.83	21	4.05
Commercial real estate	634	22.14	546	21.49	602	20.09	657	19.89	529	16.55
Consumer	321	8.48	326	9.07	254	8.77	165	6.42	174	6.87
Commercial business	743	18.12	536	16.36	450	13.66	268	12.11	223	5.22
Unallocated	1	---	189	---	2	---	63	---	23	---
Total allowance for loan losses	$1,978	100.00%	$1,836	100.00%	$1,569	100.00%	$1,462	100.00%	$1,277	100.00%

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

            Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company does not have any investment securities classified as held to maturity at June 30, 2004. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2004, AFS securities totaled $40.2 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

            Presently, the Company has no derivative instruments and no outstanding hedging activities. Management does not currently intend to purchase derivative instruments or enter into hedging activities.

            Investment and Other Securities. At June 30, 2004, the Company's investment securities portfolio totaled $22.4 million, or 7.2% of total assets as compared to $8.7 million, or 3.1% of total assets at June 30, 2003. During 2004, the Bank had $8.4 million in maturities, $2.9 million in sales and $25.3 million in security purchases. Of the securities that matured, $8.0 million were called for early redemption. At June 30, 2004, the investment securities portfolio included $11.3 million in U.S. government and government agency bonds and $777,000 in municipal bonds, $10.8 million of which is subject to early redemption at the option of the issuer. The remaining portfolio consists of $1.0 million in FNMA preferred stock, $3.4 million in equity securities and $2.7 million in other securities. Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2004, excluding the FNMA preferred stock, was 42 months.

            Mortgage-Backed Securities. At June 30, 2004, MBS totaled $21.0 million, or 6.7%, of total assets as compared to $25.0 million, or 8.9%, of total assets at June 30, 2003. During fiscal 2004, the Bank had maturities of $15.7 million and had purchases of $12.1 million in MBS. At June 30, 2004, the MBS portfolio included $1.7 million in adjustable-rate MBS, $11.2 million in fixed-rate MBS and $8.0 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2004 was 30.5 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual rates of loan prepayment.

Next Page

Investment Securities Analysis

            The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2004		2003		2002
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$11,314	58.89%	$3,662	61.20%	$ 7,080	69.75%
State and political subdivisions	777	4.04	1,304	21.79	3,070	30.25
FNMA preferred stock	1,002	5.52	1,018	17.01	---	---
Equity Securities	3,415	17.78	---	---	---	---
Other Securities	2,704	14.07	---	---	---	---

Total	$19,212	100.00%	$5,984	100.00%	$10,150	100.00%

            The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2004.

	Available Securities for Sale June 30, 2004
	Amortized Cost	Book/ Estimated Market Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government, government agencies and other securities:
Due within 1 year	$ 1,300	$ 1,300	4.25%
Due after 1 year but within 5 years	12,061	11,941	3.77
Due after 5 years but within 10 years	772	777	4.48
Total	14,133	14,018	3.85

State and political subdivisions:
Due within 1 year	80	81	2.90
Due after 1 year but within 5 years	647	696	5.77
Due after 5 years but within 10 years	---	---	---
Total	727	777	5.45

No stated maturity:
FNMA preferred stock	1,000	1,002	3.39
Equity securities	3,357	3,415	4.43
	4,357	4,417	4.19

Total Available for Sale	$19,217	$19,212	3.99%

Next Page

            The following table sets forth certain information at June 30, 2004 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at amortized cost as maturing at their next repricing date.

At June 30, 2004
(Dollars in thousands)
Amounts due:
Within 1 year	$ ---
After 1 year through 3 years	1,329
After 3 years through 5 years	347
After 5 years	19,691
Total	$21,367

            The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2004, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2004
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$19,649
Adjustable	1,718
Total	$21,367

            The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2004		2003		2002
	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value
	(Dollars in thousands)

FHLMC certificates	$ 3,634	$3,552	$ 5,979	$ 5,999	$ 1,331	$ 1,361
GNMA certificates	350	348	592	602	900	906
FNMA certificates	9,225	9,094	6,545	6,630	4,950	5,004
Collateralized mortgage obligations issued by government agencies	8,158	8,000	11,552	11,490	14,177	14,369
Collateralized mortgage obligations issued by private issuer	---	---	294	297	954	969

Total	$21,367	$20,994	$24,962	$25,018	$22,312	$22,609

Next Page

Deposit Activities and Other Sources of Funds

            General. The Company's primary sources of funds are deposits, borrowings, payments of principal and interest on loans, MBS and CMOs, interest and principal received on investment securities and other short-term investments, and funds provided from operating results. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and overall economic conditions.

            Borrowings, including FHLB advances, have been used at times to provide additional liquidity. Borrowings are used on an overnight or short-term basis to compensate for periodic fluctuations in cash flows, and are used on a longer term basis to fund loan growth and to help manage the Company's sensitivity to fluctuating interest rates.

            Deposits. Substantially all of the Bank's depositors are residents of the State of Missouri or Northeast Arkansas. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing. In order to help manage interest rate risk exposure from increased fixed rate lending, the average maturity of deposits has been extended. Certificates of deposit with original terms of maturities over two years increased from $29.9 million at June 30, 2003 to $40.5 million at June 30, 2004.

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

Weighted Average Interest Rate	Term	Category	Minimum		Percentage of Total Deposits
			Amount	Balance
				(In thousands)

0.00%	None	Non-interest Bearing	$ 100	$ 14,143	6.67%
	None	NOW Accounts	100	30,578	14.43
1.84	None	Savings Accounts	100	64,914	30.63
	None	Money Market Deposit Accounts	1,000	19,731	9.31

		Certificates of Deposit
1.00%	91-day	Fixed-term/Fixed-rate	1,000	555	0.26
1.24	91-day	IRA Fixed-term/Fixed-rate	1,000	41	0.02
1.48	5 month	Fixed-term/Fixed-rate	1,000	1,281	0.60
1.64	6 month	Fixed-term/Fixed-rate	1,000	9,365	4.43
1.48	6 month	IRA Fixed-term/Fixed-rate	1,000	717	0.34
1.36	7 month	Fixed-term/Fixed-rate	1,000	449	0.21
1.52	9 month	Fixed-term/Fixed-rate	1,000	2,877	1.36
1.55	9 month	IRA Fixed-term/Fixed-rate	1,000	1,441	0.68
1.57	11 month	Fixed-term/Fixed-rate	1,000	4,043	1.91
1.57	11 month	IRA Fixed-term/Fixed-rate	1,000	852	0.40
1.62	12 month	Fixed-term/Fixed-rate	1,000	13,746	6.49
1.63	12 month	IRA Fixed-term/Fixed-rate	1,000	3,144	1.48
1.55	13 month	Fixed-term/Fixed-rate	1,000	238	0.11
1.49	14 month	Fixed-term/Fixed-rate	1,000	5	---
1.68	15 month	Fixed-term/Fixed-rate	1,000	1,285	0.61
1.61	18 month	Fixed-term/Fixed-rate	1,000	1,127	0.53
2.49	18 month	IRA Fixed-term/Fixed-rate	1,000	531	0.25
2.44	24 month	Fixed-term/Fixed-rate	1,000	4,229	2.00
2.36	24 month	IRA Fixed-term/Fixed-rate	1,000	618	0.29
1.74	24 month	Fixed-term/Variable rate	1,000	1	---
1.68	24 month	IRA Fixed-term/Variable rate	1,000	376	0.18
2.02	25 month	Fixed-term/Fixed-rate	1,000	284	0.13
2.72	29 month	Fixed-term/Fixed-rate	1,000	16	0.01
3.28	30 month	Fixed-term/Fixed-rate	1,000	453	0.21
3.94	35 month	Fixed-term/Fixed-rate	1,000	1,807	0.85
3.77	35 month	IRA Fixed-term/Fixed-rate	1,000	294	0.14
3.64	36 month	Fixed-term/Fixed-rate	1,000	12,892	6.08
3.08	36 month	IRA Fixed-term/Fixed-rate	1,000	2,954	1.39
4.10	48 month	Fixed-term/Fixed-rate	1,000	1,164	0.55
3.66	48 month	IRA Fixed-term/Fixed-rate	1,000	245	0.12
4.94	55 month	Fixed-term/Fixed-rate	1,000	5,744	2.71
4.88	55 month	Fixed-term/Fixed-rate	1,000	913	0.43
4.33	60 month	Fixed-term/Fixed-rate	1,000	6,110	2.88
4.11	60 month	IRA Fixed-term/Fixed-rate	1,000	2,718	1.28
4.00	84 month	Fixed-term/Fixed-rate	1,000	74	0.03
3.77	96 month	Fixed-term/Fixed-rate	1,000	4	---
				$211,959	100.00%

Next Page

            The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2004. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$ 7,815
Over three through six months	1,938
Over six through twelve months	6,201
Over 12 months	8,024
Total	$23,978

Time Deposits by Rates

            The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2004	2003	2002
	(Dollars in thousands)

0.00 - 0.99%	$ 13	$ ---	$ ---
1.00 - 1.99%	40,381	32,138	1,087
2.00 - 2.99%	9,209	21,162	37,450
3.00 - 3.99%	14,629	10,209	14,356
4.00 - 4.99%	14,262	15,343	17,579
5.00 - 5.99%	3,834	5,854	8,882
6.00 - 6.99%	265	1,595	4,832
7.00 - 7.99%	---	---	12
8.00 - 8.99%	---	---	53

Total	$82,593	$86,301	$84,251

            The following table sets forth the amount and maturities of all time deposits at June 30, 2004.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

0.00 - 0.99%	$ ---	$ 13	$ ---	$ ---	$ ---	$ 13	0.02%
1.00 - 1.99%	38,492	1,889	---	---	---	40,381	48.89
2.00 - 2.99%	4,038	1,651	3,304	192	24	9,209	11.15
3.00 - 3.99%	5,104	588	4,719	2,576	1,642	14,629	17.71
4.00 - 4.99%	5,300	1,011	6,637	1,040	274	14,262	17.27
5.00 - 5.99%	923	350	2,561	---	---	3,834	4.64
6.00 - 6.99%	62	203	---	---	---	265	0.32
Total	$53,919	$ 5,705	$17,221	$ 3,808	$ 1,940	$82,593	100.00%

Next Page

Deposit Flow

            The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2004			2003			2002
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 14,143	6.67%	$ 1,432	$12,711	6.53%	$2,504	$ 10,207	5.40%	$ 476
NOW checking	30,578	14.43	6,581	23,997	12.34	4,520	19,477	10.31	3,497
Savings accounts	64,914	30.63	8,134	56,780	29.19	742	56,038	29.66	9,746
Money market deposit	19,731	9.31	4,988	14,743	7.58	(4,231)	18,974	10.04	(1,721)
Fixed-rate certificates which mature(1):
Within one year	53,757	25.36	(1,116)	54,873	28.21	(1,713)	56,586	29.95	(10,630)
Within three years	22,711	10.71	5,594	17,117	8.80	248	16,869	8.93	5,508
After three years	5,748	2.71	(8,115)	13,863	7.13	3,645	10,218	5.41	9,069
Variable-rate certificates which mature within one year	162	0.08	(112)	274	0.14	---	274	0.14	(583)
Variable-rate certificates which mature within two years	215	0.10	41	174	0.09	(130)	304	0.16	304
Total	$211,959	100.00%	$17,427	$194,532	100.00%	$ 5,585	$188,947	100.00%	$15,666
___________________________

(1)            At June 30, 2004, 2003 and 2002, certificates in excess of $100,000 totaled $24.0 million, $26.1 million and $20.0 million, respectively.

Next Page

            The following table sets forth the savings activities of the Bank for the periods indicated.

	At June 30,
	2004	2003	2002
	(Dollars in thousands)

Beginning Balance	$194,532	$188,947	$173,281

Net increase before interest credited	14,770	2,263	11,338
Interest credited	2,657	3,322	4,328
Net increase in savings deposits	17,427	5,585	15,666

Ending balance	$211,959	$194,532	$188,947

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

            Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2004, the Bank had $59.3 million in FHLB advances, of which $37.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $15.0 million in borrowings, all of which had fixed rates and original maturities of three to six years and $7.3 million in short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $71.1 million of its residential loans to the FHLB and has purchased $3.2 million in FHLB stock. At June 30, 2004, the Bank had additional borrowing capacity on its pledged residential loans from the FHLB of $32.1 million as compared to $26.4 million at June 30, 2003.

            Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

            Southern Missouri Statutory Trust I used the proceeds of the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp intends to use its net proceeds for working capital and investment in its subsidiaries. Trust Preferred Securities qualify as Tier I Capital for regulatory purposes.

Next Page

            The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ 7,250	$ 5,500	$ ---
Securities sold under agreements to repurchase	6,448	5,234	4,311
Total short-term borrowings	$13,698	$10,734	$4,311

Weighted average rate at year end	1.24%	1.38%	1.75%

	Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Short term FHLB advances
Daily average balance	$ 6,845	$ 347	$ 3
Weighted average interest rate	1.27%	1.65%	2.10%
Maximum outstanding at any month end	$12,900	$5,500	$1,000

Securities sold under agreements to repurchase
Daily average balance	$ 6,341	$5,480	$4,122
Weighted average interest rate	1.15%	1.33%	2.13%
Maximum outstanding at any month end	$ 8,073	$7,444	$5,453

Subordinated Debt
Daily average balance	$ 2,904	$ ---	$ ---
Weighted average interest rate	4.02%	---%	---%
Maximum outstanding at month end	$ 7,217	$ ---	$ ---

Subsidiary Activities

            The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2004 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

Next Page

REGULATION
The Bank

            General. As a state-chartered, federally insured trust company with banking powers, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Missouri Division of Finance and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

            State Regulation and Supervision. As a state-chartered trust company with banking powers, the Bank is subject to applicable provisions of Missouri law and the regulations of the Missouri Division of Finance adopted thereunder. Missouri law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is subject to periodic examination and reporting requirements by and of the Missouri Division of Finance.

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

            Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2004, the Bank was in compliance with these reserve requirements.

            The Bank is authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

            Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2004, the Bank had $3.2 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 2.4% in 2004.

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

            At June 30, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Next Page

            The table below sets forth the Bank's capital position relative to its FDIC capital requirements at June 30, 2004. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At June 30, 2004
	Amount	Percent of Adjusted Total Assets(1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$23,475	7.8%
Tier 1 (leverage) capital requirement(2)	12,020	4.0
Excess	$11,455	3.8%

Tier 1 risk adjusted capital	$23,475	10.9%
Tier 1 risk adjusted capital requirement	8,611	4.0
Excess	$14,864	6.9%

Total risk-based capital	$25,454	11.8%
Total risk-based capital requirement	17,222	8.0
Excess	$ 8,232	3.8%
___________________________
(1)	For the Tier 1 (leverage) capital and Missouri regulatory capital calculations, percent of total average assets of $303.4 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $215.3 million.
(2)	As a Missouri-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Missouri Division of Finance. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

Next Page

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

The Company

            The Company is a bank holding company that has elected to be treated as a financial holding company by the FRB. Financial holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act, and the regulations of the FRB. As a financial holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

            Under FRB policy, a financial holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, that a holding company to contribute additional capital to an undercapitalized subsidiary bank.

            Under the Bank Holding Company Act, a financial holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank or financial holding company; or (iii) merging or consolidating with another bank or financial holding company.

            The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance or merchant banking.

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

Missouri Taxation

            Missouri-based banks, such as the Bank, are subject to a Missouri bank franchise and income tax. The Missouri bank franchise tax is based on the Bank's taxable income, however, it is reduced by its portion of the Missouri income tax.

            The Missouri franchise tax is imposed on (i) the bank's taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses), less credits for all other state or local taxes, including income tax, however, the credits excludes taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation; and (ii) the bank's assets at a rate of .033% of total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation.

            The Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank.

Audits

            There have not been any IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

            For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

            As of June 30, 2004, the Company had 82 full-time employees and 9 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Next Page

Item 2.            Description of Properties

            The following table sets forth certain information regarding the Bank's offices as of June 30, 2004.

Location	Year Opened	Building Net Book Value as of June 30, 2004	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$665	Owned	Owned

Branch Offices

Highway 60 Van Buren, Missouri	1982	48	Owned	Owned

1330 Highway 67 Poplar Bluff, Missouri	1976	---	Leased(1)	Owned

Highway PP Poplar Bluff, Missouri	2001	587	Owned	Owned

Business 60 West Dexter, Missouri	1979	85	Owned	Owned

301 First Street Kennett, Missouri	1982	827	Owned	Owned

302 Washington Doniphan, Missouri	2001	638	Owned	Owned

Highway 53 Quiln, Missouri	2000	54	Owned	Owned
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

Item 4.            Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

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

Item 7.            Financial Statements

            Report From Independent Registered Accounting Firm*

(a)	Consolidated Statements of Financial Condition as of June 30, 2004 and 2003*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2004, 2003 and 2002*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2004, 2003 and 2002*
(e)	Notes to Consolidated Financial Statements*

*	Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            On April 2, 2004, the Company dismissed Kraft, Miles and Tatum, LLC ("KMT") as its independent accountant. The reports of KMT on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit committee of the board of directors made the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through April 2, 2004, there were no disagreements with KMT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KMT would have caused KMT to make reference thereto in its report on the company's financial statements. During the two most recent fiscal years and through April 2, 2004, there were no reportable events (as set forth in Regulation S-B Item 304 (a)(1)(iv)(B)) with KMT. KMT furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of this letter was included as an exhibit to the Current Report on Form 8-K filed on April 4, 2004 announcing this decision.

            On April 2, 2004, the Company engaged BKD, LLP ("BKD") as its independent accountant for the fiscal year ending June 30, 2004. During the two most recent fiscal years and through April 2, 2004, the company has engaged BKD for consulting services. The Company did not consult with BKD regarding (1) the application of accounting principles to a specific completed or proposed transaction, (2) the type of audit opinion that might be rendered on the company's financial statements or (3) the subject matter of a disagreement or reportable event with the former auditor (as set forth in Regulation S-B Item 304 (a)(1)(iv)(B)).

Item 8A.            Controls and Procedures

            (a)            Evaluation of Disclosure Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures

Next Page

as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2004, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

Directors

            Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be field not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2004. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

             On January 20, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10.            Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2004, except for information contained under

Next Page

the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.            Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	186,972	$10.24	34,000
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 12.            Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2004, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.            Exhibits, List and Reports on Form 8-K

            (a)            Exhibits
Regulation S-B Exhibit Number	Document			Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant			++
3(ii)	Bylaws of the Registrant			++
10	Material contracts:
	(a)	Registrant's 1994 Stock Option Plan		*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans		*
	(c)	Employment Agreements:		**
		(i)	Greg A. Steffens	**
		(ii)	James W. Duncan	****
	(d)		Director's Retirement Agreements
		(i)	Robert A. Seifert	***
		(ii)	Thadis R. Seifert	***
		(iv)	Leonard W. Ehlers	***
		(v)	James W. Tatum	***
		(vi)	Samuel H. Smith	***
		(vii)	Sammy A. Schalk	****
		(viii)	Ronnie D. Black	****
		(ix)	L. Douglas Bagby	****

Next Page

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
	(e) Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2004 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	14
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
_______________________
*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.

(b)	Reports on Form 8-K

A current report on Form 8-K was filed on April 3, 2004, regarding the Registrant's press release dated March 18, 2004, announcing the completion of $7.0 million of trust preferred securities and stock repurchase program.

A current report on Form 8-K was filed on April 4, 2004, regarding the dismissal of Kraft, Miles and Tatum, LLC as its independent accountant. The Company engaged BKD, LLP as its independent accountant for the fiscal year ending June 30, 2004.

A current report on Form 8-K was filed on April 22, 2004, regarding the Registrant's press release announcing its net income for the third quarter of fiscal year 2004.

A current report on Form 8-K was filed on April 26, 2004, regarding the Registrant's press release dated April 21, 2004, announcing new stock repurchase program.

Item 14.            Principal Accountant Fees and Services

            Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 28, 2004	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thadis R. Seifert Thadis R. Seifert Chairman of the Board of Directors	September 28, 2004

By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 28, 2004

By:	/s/ Leonard W. Ehlers Leonard W. Ehlers Director and Vice Chairman	September 28, 2004

By:	/s/ Samuel H. Smith Samuel H. Smith Director and Secretary	September 28, 2004

By:	/s/ James W. Tatum James W. Tatum Vice President and Director	September 28, 2004

By:	/s/ Ronnie D. Black Ronnie D. Black Director	September 28, 2004

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 28, 2004

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 28, 2004

Next Page

Index to Exhibits
Regulation S-B Exhibit Number	Document

11	Statement Regarding Computation of Per Share Earnings

13	2004 Annual Report to Stockholders

14	Code of Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consents of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

End.