Form 10QSB
period 2004-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2004-11-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes         X          No

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 4, 2004 2,237,004 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX

PART I.	Financial Information	PAGE NO.
Item 1.	Consolidated Condensed Financial Statements
	- Consolidated Condensed Balance Sheet	3
	- Consolidated Condensed Statements of Income and	4
	Comprehensive Income
	- Consolidated Condensed Statements of Cash Flows	5-6
	- Notes to Consolidated Condensed Financial Statements	7-9
Item 2.	Management's Discussion and Analysis or Plan of Operations	10-16
Item 3.	Control and Procedures	17
PART II.	Other Information
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security-Holders	18-19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	- Signature Page	20
	- Certifications	21-23

Next Page

PART I Item 1. Financial Information

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004 AND JUNE 30, 2004

ASSETS

	September 30, 2004 (Unaudited)	June 30, 2004

Cash and cash equivalents	$ 5,061,637	$ 4,582,225
Investment and mortgage-backed securities
Available for sale - at estimated market value	39,063,966	40,205,907
Stock in FHLB of Des Moines	3,504,700	3,171,000
Loans receivable, net	257,731,228	248,354,980
Premises and equipment	5,953,128	6,069,506
Bank owned life insurance - cash surrender value	4,302,829	4,260,466
Intangible assets, net	2,795,119	2,858,933
Prepaid expenses and other assets	2,494,526	2,389,725
Total assets	$320,907,133	$311,892,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$211,941,395	$211,958,597
Securities sold under agreements to repurchase	5,548,754	6,447,819
Advances from FHLB of Des Moines	68,000,000	59,250,000
Accounts payable and other liabilities	1,228,728	730,885
Accrued interest payable	330,189	336,023
Subordinated debt	7,217,000	7,217,000
Total liabilities	294,266,066	285,940,324
Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,325,993	17,287,099
Retained earnings, substantially restricted	21,825,848	21,236,686
Treasury stock of 720,222 shares at 9/30/04 and 695,222 shares at 6/30/04, at cost	(12,637,982)	(12,253,732)
Unearned employee benefits	(91,011)	(109,051)
Accumulated other comprehensive income (loss)	188,647	(238,156)
Total stockholders' equity	26,641,067	25,952,418
Total liabilities and stockholders' equity	$320,907,133	$311,892,742

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)

	Three Months Ended September 30,
	2004	2003
INTEREST INCOME:
Loans receivable	$3,798,722	$3,641,272
Investment securities	180,051	80,765
Mortgage-backed securities	188,945	72,260
Other interest-earning assets	3,506	1,358
Total interest income	4,171,224	3,795,655
INTEREST EXPENSE:
Deposits	990,930	901,153
Securities sold under agreements to repurchase	19,591	14,209
Advances from FHLB of Des Moines	757,468	693,053
Subordinated debt	80,478	-
Total interest expense	1,848,467	1,608,415
NET INTEREST INCOME	2,322,757	2,187,240

PROVISION FOR LOAN LOSSES	150,000	30,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,172,757	2,157,240
NONINTEREST INCOME:
Net gains on sales of available for sale securities	120,993	-
Banking service charges	323,181	267,476
Loan late charges	28,392	24,065
Increase in cash surrender value of bank owned life insurance	42,363	47,427
Other income	176,133	111,721
Total noninterest income	691,062	450,689
NONINTEREST EXPENSE:
Compensation and benefits	860,423	807,259
Occupancy and equipment, net	331,907	288,480
Professional fees	40,908	31,718
Advertising	38,876	37,798
Postage and office supplies	63,186	71,486
Amortization of intangible assets	63,814	63,814
Other operating expenses	243,594	225,749
Total noninterest expense	1,642,708	1,526,304
INCOME BEFORE INCOME TAXES	1,221,111	1,081,625
INCOME TAXES	428,369	389,612
NET INCOME	792,742	692,013
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	503,029	(16,764)
Adjustment for gains included in net income	(76,226)	-
	426,803	(16,764)
Total other comprehensive income	$1,219,545	$ 675,249
COMPREHENSIVE INCOME
Basic earnings per common share	$0.36	$0.30
Diluted earnings per common share	$0.35	$0.29
Dividends per common share	$0.09	$0.09

See Notes to Consolidated Condensed Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$ 792,742	$ 692,013
Items not requiring (providing) cash:
Depreciation	161,344	149,971
MRP expense and ESOP expense	56,933	46,367
Gain on sale of available for sale securities	(120,993)	-
Loss on sale of foreclosed assets	9,272	6,734
Amortization of intangible assets	63,814	63,814
Provision for loan losses	150,000	30,000
Increase in cash surrender value of bank owned life insurance	(42,363)	(47,427)
Net amortization of premiums and discounts	35,059	230,374
Deferred income taxes	(81,186)	-
Changes in:
Accrued interest receivable	(159,220)	(219,719)
Prepaid expenses and other assets	(223,613)	(32,322)
Accounts payable and other liabilities	497,844	446,004
Accrued interest payable	(5,834)	(43,020)
Net cash provided by operating activities	1,133,799	1,322,789
Cash flows from investing activities:
Net increase in loans	(9,457,771)	(11,313,615)
Proceeds from sale of available for sale securities	1,345,293	-
Proceeds from maturing available for sale securities	2,380,290	10,352,246
Purchase of FHLB stock	(333,700)	(278,600)
Purchase of available-for-sale securities	(1,820,246)	(10,433,968)
Purchase of premises and equipment	(69,966)	(224,871)
Proceeds from sale of land	25,000	-
Proceeds from sale of foreclosed assets	30,810	13,266
Net cash used in investing activities	(7,900,290)	(11,885,542)
Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	1,643,386	(937,826)
Net (decrease) increase in demand, NOW and Saving accounts	(1,660,588)	5,586,818
Net decrease in securities sold under agreements to repurchase	(899,065)	(501,842)
Proceeds from FHLB of Des Moines advances	22,050,000	35,000,000
Repayments of FHLB of Des Moines advances	(13,300,000)	(29,500,000)
Cash dividends on common stock	(203,580)	(206,875)
Exercise of stock options	-	13,190
Payments to acquire treasury stock	(384,250)	-
Net cash provided by financing activities	7,245,903	9,453,465
Increase (decrease) in cash and cash equivalents	479,412	(1,109,288)
Cash and cash equivalents at beginning of period	4,582,225	7,617,740
Cash and cash equivalents at end of period	$5,061,637	$6,508,452

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed assets	$ 4,000	$ 80,953
Conversion of foreclosed assets to loans	-	87,635

Cash paid during the period for:
Interest (net of interest credited)	905,870	897,952
Income taxes	-	-

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2004 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2004 and 2003.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust, Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair market value:

	September 30,	June 30,
	2004	2004
Investment Securities:
U.S. government and Federal agency obligation	$11,446,666	$11,314,193
Obligations of state and political subdivisions	1,040,801	776,876
Other securities	6,688,871	7,121,092
Mortgage-backed securities	19,887,628	20,993,746
Total investments and mortgage-backed securities	$39,063,966	$40,205,907

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004.

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$2,965,906	$ (34,094)	$ -	$ -	$ 2,965,906	$ (34,094)
Obligations of state and political subdivisions	262,254	(2,992)	-	-	262,254	(2,992)
Other securities	589,400	(41,313)	-	-	589,400	(41,313)
Mortgage-backed securities	7,376,349	(66,574)	3,498,865	(57,967)	10,875,214	(124,541)
Total investments and mortgage-backed securities	$11,193,909	$(144,973)	$3,498,865	$(57,967)	$14,692,774	$(202,940)

Next Page

Note 3: Loans

Loans are summarized as follows:

	September 30,	June 30,
	2004	2004
Real Estate Loans:
Conventional	$123,975,802	$122,392,028
Construction	5,146,606	7,533,011
Commercial	56,506,136	56,111,695
Loans secured by deposit accounts	1,145,453	1,061,844
Consumer loans	21,206,089	20,417,060
Commercial loans	53,022,260	45,922,527
	261,002,346	253,438,165
Loans in process	(1,183,403)	(3,093,210)
Deferred loan fees, net	6,341	(11,484)
Allowance for loan losses	(2,094,056)	(1,978,491)
Total loans	$257,731,228	$248,354,980

Note 4: Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2004	2004
Non-interest bearing accounts	$ 15,093,848	$ 14,143,212
NOW accounts	29,157,111	30,578,091
Money market deposit accounts	14,776,862	19,731,193
Savings accounts	68,677,550	64,913,463
Certificates	84,236,024	82,592,638
Total deposits	$211,941,395	$211,958,597

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Net income	$ 792,742	$ 692,013
Average Common shares - outstanding basic	2,231,856	2,273,269
Stock options under treasury stock method	63,798	76,182
Average Common shares - outstanding diluted	2,295,654	2,349,451
Basic earnings per common share	$ 0.36	$ 0.30
Diluted earnings per common share	$ 0.35	$ 0.29

Note 6: Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures of the interim as well as annual financial statements about the method of accounting used for stock-based employee compensation and the effect of the method on net income. The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25. Accordingly, no stock-based employee compensation cost related to options granted is reflected in net income.

Next Page

The following table shows pro forma compensation expense, net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation".

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$792,742	$692,013
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	56,933	46,367
Deduct: Total stock-based employee compensation expense deter- mined under fair-value-method for all awards, net of tax effect	(70,213)	(48,847)
Pro forma net income attributable to common stock	$779,462	$689,533
Earnings per share:
Basic -as reported	$ 0.36	$ 0.30
Basic -pro forma	$ 0.35	$ 0.30

Diluted -as reported	$ 0.35	$ 0.29
Diluted -pro forma	$ 0.34	$ 0.29

Note 7: Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service.

The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated ESOP shares used to repay the ESOP loan. Dividends on allocated ESOP shares are paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan.

Shares are released from collateral and allocated to participants based on pro-rata compensation as the loan is repaid over seven years. Effective July 1, 1998, the loan terms were modified and principal payments were extended an additional four years. Benefits are vested over five years. Forfeitures are allocated on the same basis as other contributions. Benefits are payable upon a participant's retirement, death, disability or separation of service. The purchase of the shares of the ESOP has been recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average fair value of the ESOP shares committed to be released.

Note 8: Corporate Obligated Floating Rate Trust Preferred Securities

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company intends to use its net proceeds for working capital and investment in its subsidiaries.

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of September 30, 2004 a total of 75,000 shares have been repurchased with no shares being issued for the exercise of stock options. The number of shares, as of September 30, 2004, held as treasury stock was 720,222.

Next Page

PART I Item 2
Southern Missouri Bancorp, Inc.
Management's Discussion and Analysis or Plan of Operations

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank & Trust Co. (SMBT or the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). The Bank currently conducts its business through its home office located in Poplar Bluff and seven full service branch facilities in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan and Qulin, Missouri.

The significant accounting policies followed by Southern Missouri Bancorp, Inc. and its wholly owned subsidiary for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated condensed financial statements.

The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at September 30, 2004 and the results of operations for the three-month periods ended September 30, 2004 and 2003, respectively.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

Next Page

  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgements to various accounting, reporting and disclosure matters. Management of the Corporation must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2004 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgements, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 11 in the Corporation's 2004 Annual Report.

Executive Summary

Our results of operations depend primarily on net interest margin, which is a direct result of the interest rate environment. Net interest margin is the difference between the average yield earned on average interest bearing assets, primarily mortgage loans, commercial loans and the investment portfolio, and the average yield paid on average interest bearing liabilities, primarily certificates of deposits, savings, interest bearing demand and borrowed funds. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter-term interest rates.

The impact on our net interest margin due to changes in interest rates is generally felt in later periods than the impact on our interest expense due to timing of the recording on the balance sheet of our interest-earning assets and interest -bearing liabilities. The recoding of interest-earning assets on the balance sheet generally lags the current market rate due to commitment periods which vary, while the recording of liabilities on the balance sheet generally times the current market. This timing difference could have an adverse impact on our net interest margin, as the interest rate margin may decrease in a rising rate environment.

Also impacting our net interest margin is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are the prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Short term interest rates generally increased in the first quarter of 2005 as compared to the first quarter of fiscal 2004. The Federal Open Market (FOMC) increased the overnight lending rate 25 basis points at each of the four regularly scheduled meetings June, August, September and November of 2004. It is anticipated that the FOMC will continue to increase the overnight lending rate at the regularly scheduled meeting in December 2004, thus further increasing the short-term market interest rates. During the first quarter of fiscal 2005 the long term rates remained relatively low. With long term rates remaining low, in conjunction with increasing short-term interest rates, has flattened the market yield curve. If long term interest rates increase in the future at a slower pace than short term interest rate, the result is

Next Page

likely to have a negative impact on our results of operations as our interest-bearing liabilities generally reprice off short term interest rates, while our interest-earning assets generally price off longer-term interest rates, then the spread between the rates we earn on our interest-rating assets and the rates we pay on out interest-bearing liabilities will decrease. If both short-and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing-liabilities will reset to the current market interest rate faster than our interest-earning assets.

The prepayment activity decreased on our mortgage-related assets during the first quarter of 2005 when compared to the prepayment activity experienced during the first quarter of 2004. This decrease in prepayment activity was due to the stabilization of long-term interest rates during the second half of fiscal 2004, notwithstanding the decreases in long-term interest rates during fiscal 2004. The decrease is also due to the large volume of refinancing and modification activity that occurred during the declining interest rate environment of 2004. The mortgage-related assets resulting from this prepayment activity will not tend to prepay as fast, as their contractual interest rate is relatively low. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during the first quarter of 2005. The decrease in the prepayment activity and the slowing of the premium amortization generally had a positive impact on our net interest income, net interest rate spread and net interest margin for the periods reported in 2005 when compared to the periods reported in 2004.

During the first quarter of fiscal 2005, we continued to grow our balance sheet with commercial loans, which is consistent with historical trends and our change from a thrift to a commercial bank charter. The increase in commercial loans, which inherently contain more credit risk than traditional one-to-four family residences, resulted in an increase in the provision for loan losses. The balance sheet growth was funded primarily with overnight FHLB advances. Customer deposits remained stable as competition in the market was increased due to increased market loan demand and new competition.

We expect to continue to grow our assets through the origination and occasional purchase of loans. The primary funding for our assets growth is expected to come from retail deposits, brokered certificates of deposit and overnight borrowings. We intend to grow deposits by offering desirable deposit products for our customers and to attract new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Financial Condition

The Company's total assets increased by $9.0 million to $320.9 million at September 30, 2004, as compared to $311.9 million at June 30, 2004. Loans increased by $9.3 million, or 3.7%, to $257.7 million due primarily to growth in commercial, residential real estate and consumer loans of $7.1 million, $1.6 million and $900,000, respectively. Loan growth has been funded primarily with an $8.8 million increase in FHLB short term advances.

The Company's stockholders' equity increased $689,000, to $26.6 million at September 30, 2004 from $26.0 million at June 30, 2004. The increase was primarily due to net income for the three-month period and the increase in market value of the investment portfolio, partially offset by cash dividends and stock repurchases.

Results of Operations - Comparison of the three-month periods ended September 30, 2004 and 2003.

         Net Income. The Company's net income for the three-month period ended September 30, 2004 was $793,000 as compared to the $692,000 earned during the same period of the prior year. The $101,000 increase was primarily due to asset growth and increased non-interest income, partially offset by the increase in the provision for loan losses.

         Net Interest Income. Net interest income increased $136,000 to $2.3 million for the three-month period ended September 30, 2004 as compared to the $2.2 million earned during the same period of the prior year. The Company was able to increase its net interest income primarily through growth in the loan and investment portfolios. The increase was primarily due to the spread earned on the incremental difference between the $33.3 million increase in average interest-earning assets over the increase of $32.4 million in average interest bearing liabilities, partially offset by the 17 basis point decrease in average interest rate spread from 3.06% to 2.89% over the same period of the prior year.

Next Page

         Interest Income. Interest income increased $376,000 to $4.2 million for the three-month period ended September 30, 2004 as compared to the same period of the prior year. The increase was primarily due to the $33.2 million, or 12.6% increase in average interest-earning assets, partially offset the 13 basis point decrease in the average yield earned on these assets, from 5.72% to 5.59% over the same period of the prior year. The decrease in average yield earned was primarily due to the general decline in interest rates during the prior fiscal year.

         Interest Expense. Interest expense increased $240,000 to $1.8 million for the three-month period ended September 30, 2004 as compared to the same period of the prior year. The increase over the three-month period was primarily due to the $32.4 million, or 13.5% increase in average interest-bearing liabilities and a 3 basis point increase in the average cost of interest-bearing liabilities, from 2.67% to 2.70%.

The following table provides detailed information as to average balances, interest income/expenses and rates by major balance sheet category for the three-month period ended September 30, 2004 and 2003.

Next Page

	September 30, 2004			September 30, 2003
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning Assets:
Mortgage Loans (1)	$182,276,304	$2,760,726	6.06%	$169,185,192	$2,726,105	6.45%
Other Loans (1)	72,357,116	1,037,996	5.74	59,254,912	915,167	6.18
Total Net Loans	254,633,420	3,798,722	5.97	228,440,104	3,641,272	6.38
Mortgage-backed securities	20,713,615	188,945	3.65	24,652,137	72,260	1.17
Investment securities (2)	20,232,304	180,051	3.56	9,505,891	81,020	3.41
Other interest-earning assets	2,926,767	3,506.48		2,692,110	1,103.16
Total Interest Earning Assets (1)	298,506,106	4,171,224	5.59	265,290,242	3,795,655	5.72
Other noninterest-earning assets	18,734,914	-	-	15,650,530	-	-
Total Assets	317,241,020	4,171,224		280,940,772	3,795,655
Interest-bearing liabilities:
Savings accounts	68,270,908	313,152	1.84	57,195,202	194,970	1.36
NOW accounts	28,814,554	74,282	1.03	23,327,962	52,570.90
Money market accounts	17,266,876	54,161	1.25	17,970,287	55,254	1.23
Certificates of deposit	81,390,328	549,335	2.70	84,364,045	598,359	2.84
Total Interest Bearing Deposits	195,742,666	990,930	2.02	182,857,496	901,153	1.97
Borrowings:
Securities sold under agreements to repurchase	5,957,597	19,591	1.32	4,509,841	14,209	1.26
FHLB advances	64,928,261	757,468	4.67	54,016,304	693,053	5.13
Subordinated debt	7,217,000	80,478	4.46	-	-	-
Total interest bearing Liabilities	273,845,524	1,848,467	2.70	241,383,641	1,608,415	2.67
Noninterest bearing demand deposits	14,427,191	-		11,668,281	-
Other liabilities	2,590,800	-		2,560,258	-
Total Liabilities	290,863,515	-		255,612,180	-
Stockholders' Equity	26,377,505	-		25,328,592	-
Total Liabilities and Stockholders Equity	317,241,020	1,848,467		280,940,772	1,608,415
Net interest income		2,322,757			2,187,240

Interest rate spread (3)			2.89%			3.06%
Net interest margin (4)			3.11%			3.30%

Ratio of average interest- earning assets to average interest-bearing liabilities	109.03%			109.90%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.

Next Page

         Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2004 was $150,000 as compared to $30,000 during the same period of the prior year. The increase over the three-month period ended September 30, 2004 was primarily due to commercial loan growth which inherently contains more credit risk. (See "Allowance for Loan Loss Activity" and "Nonperforming Assets").

         Non-interest Income. Noninterest income increased $240,000, or 53.3%, to $691,000 for the three-month period ended September 30, 2004, as compared to the $451,000 earned during the same period of the prior year. The increase was primarily attributed to a $121,000 gain realized on the sale of equities, increases in banking service charges, dividends on equity investments and miscellaneous income. Banking service charges continues to increase due to the change in the mix of deposits from rate sensitive deposits (certificates of deposits) to more demand accounts resulting in more service charge opportunities.

         Non-interest Expense. Noninterest expense increased $116,000, or 7.6% to $1.6 million for the three-month period ended September 30, 2004 as compared to the same period of the prior year. The increase in other non-interest expense was primarily due to increased compensation, occupancy and customer related expenses. Compensation expense increased due to the decrease in loan origination fees which are used to offset compensation expense. The decrease in loan origination fees from September 30, 2004 to the prior period was a result of the high amount of refinancing in the first quarter of fiscal 2004.

         Provision for Income Taxes. The provision for income taxes for the three-month period ended September 30, 2004 was $428,000 as compared to the $389,000 recognized during the same period of the prior year.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2004 and 2003:

	2004	2003
Balance, beginning of period	$1,978,491	$1,835,705
Loans charged off:
Residential real estate	(6,760)	(7,521)
Consumer	(34,388)	(32,421)
Gross charged off loans	(41,148)	(39,942)
Recoveries of loans previously charged off:
Commercial	-	635
Consumer	6,713	7,210
Gross recoveries of charged off loans	6,713	7,845
Net charge offs	(34,435)	(32,097)
Provision charged to expense	150,000	30,000
Balance, end of period	$2,094,056	$1,833,608
Ratio of net charge offs during the period
to average loans outstanding during the period	.01%	.01%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $260,000 to $2.1 million at September 30, 2004. At September 30, 2004, the Company had $2.2 million, or .68% of total assets adversely classified (substandard, doubtful or loss) as compared to adversely classified assets of $3.8 million, or 1.3% of total assets at September 30, 2003. The Company had classified $2.0 million of its assets as substandard and $45,000 as doubtful at September 30, 2004.

Next Page

Nonperforming Assets

The ratios of nonperforming assets to total assets and nonperforming loans to net loans receivable are measures of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Loans past maturity/delinquent 90 days or more	9/30/04	6/30/04	9/30/03
Residential real estate	$ 32,000	$114,000	$ 85,000
Commercial	8,000	-	-
Consumer	68,000	21,000	34,000
Total loans past maturity/delinquent 90+ days	108,000	135,000	119,000
Foreclosed real estate	127,000	63,000	197,000
Other repossessed assets	44,000	17,000	6,000
Total nonperforming assets	$279,000	$315,000	$322,000
Percentage nonperforming assets to total assets	0.07%	0.10%	0.11%
Percentage nonperforming loans to loans	0.04%	0.05%	0.05%

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

In an effort to manage the increased interest rate risk resulting from fixed rate lending, the Bank has utilized longer term (up to 10 year maturities) FHLB advances, subject to early redemption, and has promoted long term CDs to fund a portion of the fixed-rate residential loan originations and to extend the average maturity of the CD portfolio. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk; (ii) increasing loans receivable through the origination of adjustable-rate residential loans, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CD's with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest-rate risk.

The Company continues to generate long term, fixed rate residential loans. During the first three months of fiscal 2005, fixed rate residential loan production totaled $4.8 million as compared to $11.8 million during the same period of the prior year. At September 30, 2004 the fixed rate residential loan portfolio was $82.5 million with a weighted average maturity of 187 months as compared to $78.0 million at September 30, 2003 with a weighted average maturity of 193 months. At September 30, 2004, fixed rate loans with remaining maturities in excess of 10 years totaled $73.8 million, or 28.4% of loans receivable as compared to $64.2 million, or 27.2% of loans receivable at September 30, 2003. The Company originated $7.7 million of fixed rate commercial loans during the three month period ended September 30, 2004 as compared to $6.1 million during the same period of the prior year. The Company originated $19.7 million in adjustable rate commercial loans during the three-month period ended September 30, 2004 as compared to $21.9 million during the same period of the prior year. At September 30, 2004, CDs with original terms of two years or more totaled $40.8 million as compared to $40.5 million at June 30, 2004.

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

Next Page

The Company uses its liquidity resources principally to satisfy ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2004, the Company had outstanding commitments to fund approximately $41.8 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2004, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $93.2 million, of which $68.0 million had been advanced. In addition, the Bank has the ability to pledge several of its loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $59.6 at September 30, 2004 as compared to $56.4 million at June 30, 2004. Management believes that these and other liquidity resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At September 30, 2004, the Bank exceeded all regulatory capital requirements with leverage capital of $24.0 million (7.8% of average total assets), tier I capital of $24.0 million (10.7% of risk-based assets) and risk-based capital of $26.2 million (11.7% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

         (b)  Changes in Internal Controls: In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Next Page

PART II - OTHER INFORMATION
Southern Missouri Bancorp, Inc.

Item 1 - Legal Proceedings

The Company and the Bank are not involved in any pending legal proceedings, other than legal proceedings incident to the business of the Company and the Bank, which involve aggregate amounts management believes to be immaterial to the financial condition and results of operations of the Company and the Bank.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program

07/01/2004 thru 07/31/2004	--	--	--	65,000

08/01/2004 thru 08/31/2004	15,000	15.41	15,000	50,000

09/01/2004 thru 09/30/2004	10,000	15.31	10,000	40,000

Total	25,000	15.37	25,000	40,000

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	On October 18, 2004, the Company held its Annual Meeting of Stockholders.

(b)	At the meeting Mr. Sammy A. Schalk, Mr. Charles R. Love and Mr. Charles R. Moffitt were elected to three-year terms to expire in 2007, Ms. Rebecca Brooks was elected to a one-year term and the Company's proposal to appoint BKD, LLP as the Company's auditors for the fiscal year end June 30, 2005 was also approved.

(c)	The results of the voting on each of the proposals were as follows:

(i)	The election of Mr. Sammy A. Schalk as a director of the Company;
	VOTES	FOR	WITHHELD
	2,107,713	2,105,463	2,250

(ii)	The election of Mr. Charles R. Love as a director of the Company;
	VOTES	FOR	WITHHELD
	2,107,713	2,103,463	4,250

Next Page

(iii)	The election of Mr. Charles R. Moffitt as a director of the Company;
	VOTES	FOR	WITHHELD
	2,107,713	2,100,663	7,050

(iv)	The election of Ms. Rebecca McLane Brooks
	VOTES	FOR	WITHHELD
	2,107,713	1,896,850	210,863

(v)	The proposal to appoint BKD, LLP as the Company's auditors;
	VOTES	FOR	AGAINST	ABSTAIN
	2,107,713	2,091,525	10,850	5,338

Item 5 - Other Information

None

Item 6 - Exhibits

(3) (a)	Certificate of Incorporation of the Registrant++
(3) (b)	Bylaws of the Registrant++
10	Material Contracts
	(a)	Registrant's Stock Option Plan*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
	(c)	Employment Agreements
		(i)	Greg A. Steffens**
		(ii)	James W. Duncan****
	(d)	Director's Retirement Agreements
		(i)	Thadis R. Seifert***
		(ii)	Leonard W. Ehlers***
		(iii)	James W. Tatum***
		(iv)	Samuel H. Smith***
		(v)	Sammy A. Schalk****
		(vi)	Ronnie D. Black****
		(vii)	L. Douglas Bagby****
	(e)	Tax Sharing Agreement***
31	Rule 13a-14(a) Certification
32	Section 1350 Certification
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: November 15, 2004	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date: November 15, 2004	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32	Certification of Principal Executive Officer and Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

End