Form 10QSB/A
period 2004-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2004-12-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

Next Page

Explanatory Note:  The purpose of this amendment to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 of Southern Missouri Bancorp, Inc. is to correct typographical errors in the certifications set forth at Exhibit 31.1 and Exhibit 31.2, to conform them with current SEC requirements.

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

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: December 13, 2004	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date: December 13, 2004	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32	Certification of Principal Executive Officer and Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

End