Form 10QSB
period 2004-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2005-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(573) 778-1800

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

Yes         X          No

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at February 9, 2005 2,241,285 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX

PART I.	Financial Information	PAGE NO.
Item 1.	Consolidated Condensed Financial Statements
	- Consolidated Condensed Balance Sheet	3
	- Consolidated Condensed Statements of Income and	4
	Comprehensive Income
	- Consolidated Condensed Statements of Cash Flows	5-6
	- Notes to Consolidated Condensed Financial Statements	7-10
Item 2.	Management's Discussion and Analysis or Plan of Operations	11-19
Item 3.	Control and Procedures	20
PART II.	Other Information
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security-Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	- Signature Page	22
	- Certifications	23-25
	- Directors Retirement Agreements	26-31

Next Page

PART I Item 1. Financial Information

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND JUNE 30, 2004

ASSETS

	December 31, 2004	June 30, 2004
	(Unaudited)

Cash and cash equivalents	$ 8,063,030	$ 4,582,225
Investment and mortgage-backed securities
Available for sale - at fair value	33,914,693	40,205,907
Stock in FHLB of Des Moines	3,284,500	3,171,000
Loans receivable, net	258,730,450	248,354,980
Premises and equipment	11,356,773	6,069,506
Bank owned life insurance - cash surrender value	6,363,515	4,260,466
Intangible assets, net	2,731,304	2,858,933
Prepaid expenses and other assets	2,311,547	2,389,725
Total assets	$326,755,812	$311,892,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$216,861,198	$211,958,597
Securities sold under agreements to repurchase	8,565,155	6,447,819
Advances from FHLB of Des Moines	65,800,000	59,250,000
Accounts payable and other liabilities	751,070	730,885
Accrued interest payable	358,242	336,023
Subordinated debt	7,217,000	7,217,000
Total liabilities	299,552,665	285,940,324
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,364,034	17,287,099
Retained earnings, substantially restricted	22,497,254	21,236,686
Treasury stock of 715,941 shares at 12/31/04 and 695,222 shares at 6/30/04, at cost	(12,646,798)	(12,253,732)
Unearned employee benefits	(72,120)	(109,051)
Accumulated other comprehensive income (loss)	31,205	(238,156)
Total stockholders' equity	27,203,147	25,952,418
Total liabilities and stockholders' equity	$326,755,812	$311,892,742

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$3,933,269	$3,650,024	$7,731,992	$7,291,552
Investment securities	187,651	108,986	367,703	189,751
Mortgage-backed securities	186,779	175,605	375,724	247,864
Other interest-earning assets	3,973	679	7,477	1,782
Total interest income	4,311,672	3,935,294	8,482,896	7,730,949
INTEREST EXPENSE:
Deposits	1,045,074	870,454	2,036,004	1,771,607
Securities sold under agreements to repurchase	30,334	17,560	49,925	31,768
Advances from FHLB of Des Moines	766,245	704,124	1,523,713	1,397,177
Subordinated debt	86,457	-	166,935	-
Total interest expense	1,928,110	1,592,138	3,776,577	3,200,552
NET INTEREST INCOME	2,383,562	2,343,156	4,706,319	4,530,397

PROVISION FOR LOAN LOSSES	95,000	85,000	245,000	115,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,288,562	2,258,156	4,461,319	4,415,397
NONINTEREST INCOME:
Net gains on sales of available for sale securities	230,514	-	351,508	-
Banking service charges	313,366	300,661	636,546	568,136
Loan late charges	39,644	24,918	68,036	48,983
Increase in cash surrender value of bank owned life insurance	60,686	52,266	103,050	99,693
Other income	119,868	110,637	296,001	222,358
Total noninterest income	764,078	488,482	1,455,141	939,170
NONINTEREST EXPENSE:
Compensation and benefits	879,035	852,694	1,739,458	1,659,952
Occupancy and equipment, net	298,672	330,231	630,580	618,711
Professional fees	28,821	59,686	69,729	91,404
Advertising	43,788	34,776	82,664	72,574
Postage and office supplies	57,718	56,883	120,904	128,369
Amortization of intangible assets	63,814	63,814	127,629	127,629
Other operating expenses	233,566	200,087	477,159	425,836
Total noninterest expense	1,605,414	1,598,171	3,248,123	3,124,475
INCOME BEFORE INCOME TAXES	1,447,226	1,148,467	2,668,337	2,230,092

INCOME TAXES	573,681	413,481	1,002,050	803,093
NET INCOME	873,545	734,986	1,666,287	1,426,999
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	(72,157)	(21,013)	490,810	(37,776)
Adjustment for gains included in net income	(85,290)	-	(221,450)	-
Total other comprehensive income	(157,447)	(21,013)	269,360	(37,776)
COMPREHENSIVE INCOME	$ 716,098	$ 713,973	$1,935,647	$1,389,223
Basic earnings per common share	$0.39	$0.32	$0.75	$0.63
Diluted earnings per common share	$0.38	$0.31	$0.73	$0.61
Dividends per common share	$0.09	$0.09	$0.18	$0.18

See Notes to Consolidated Condensed Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 (Unaudited)

	Six months ended
	December 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$ 1,666,287	$ 1,426,999
Items not requiring (providing) cash:
Depreciation	324,966	319,781
MRP expense and ESOP expense	113,867	92,734
Gain on sale of available for sale securities	(351,508)	-
Loss on sale of foreclosed assets	14,977	-
Amortization of intangible assets	127,629	127,629
Provision for loan losses	245,000	115,000
Increase in cash surrender value of bank owned life insurance	(103,049)	(99,693)
Net amortization of premiums and discounts	34,526	315,298
Deferred income taxes	(81,186)	-
Changes in:
Accrued interest receivable	51,128	(77,545)
Prepaid expenses and other assets	(125,292)	5,630
Accounts payable and other liabilities	20,185	(131,681)
Accrued interest payable	22,219	(55,454)
Net cash provided by operating activities	1,959,749	2,038,698

Cash flows from investing activities:
Net increase in loans	(10,624,470)	(16,616,032)
Proceeds from sale of available for sale securities	5,818,287	-
Proceeds from maturing available-for-sale securities	5,703,753	13,241,093
Purchase of FHLB stock	(113,500)	(452,100)
Purchase of available-for-sale securities	(4,486,288)	(14,978,808)
Purchase of bank owned life insurance	(2,000,000)	-
Purchase of premises and equipment	(118,378)	(281,044)
Purchase of land	(5,518,855)	-
Proceeds from sale of land	25,000	-
Proceeds from sale of foreclosed assets	64,355	17,516
Net cash used in investing activities	(11,250,096)	(19,069,375)
Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	1,643,114	(3,948,226)
Net increase in demand, NOW and savings accounts	3,259,487	8,785,609
Net increase in securities sold under agreements to repurchase	2,117,336	2,300,884
Proceeds from FHLB of Des Moines advances	47,050,000	82,800,000
Repayments of FHLB of Des Moines advances	(40,500,000)	(73,400,000)
Cash dividends on common stock	(405,719)	(414,599)
Exercise of stock options	62,874	13,190
Payments to acquire treasury stock	(455,940)	-
Net cash provided by financing activities	12,771,152	16,136,858
Increase (decrease) in cash and cash equivalents	3,480,805	(893,819)
Cash and cash equivalents at beginning of period	4,582,225	7,617,740
Cash and cash equivalents at end of period	$ 8,063,030	$ 6,723,921

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Six months ended
	December 31,
	2004	2003
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed assets	$ 4,000	$ 73,921

Cash paid during the period for:
Interest (net of interest credited)	$ 2,128,288	$ 2,018,238
Income taxes	789,960	680,000

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2004 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2004 and 2003.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair market value:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 10,415,374	$ 49,351	$ (54,061)	$ 10,410,664
Obligations of state and political subdivisions	1,662,265	43,548	(3,853)	1,701,960
FNMA preferred stock	1,000,000	-	(4,500)	995,500
Equity Securities	-	-	-	-
Other securities	1,200,000	936	-	1,200,936
Mortgage-backed securities	19,587,554	113,521	(95,442)	19,605,633
Total investments and mortgage-backed securities	$ 33,865,193	$ 207,356	$ (157,856)	$ 33,914,693

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 11,420,348	$ 11,940	$ (118,095)	$ 11,314,193
Obligations of state and political subdivisions	726,870	50,006	-	776,876
FNMA preferred stock	1,000,000	3,500	(1,300)	1,002,200
Equity Securities	3,357,227	119,959	(62,332)	3,414,854
Other securities	2,712,723	8,315	(17,000)	2,704,038
Mortgage-backed securities	21,366,795	85,517	(458,566)	20,993,746
Total investments and mortgage-backed securities	$ 40,583,963	$ 279,327	$ (657,293)	$ 40,205,907

Next Page

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 4,484,764	$ (54,061)	$ -	$ -	$ 4,484,764	$ (54,061)
Obligations of state and political subdivisions	261,126	(3,853)	-	-	261,126	(3,853)
Other securities	995,500	(4,500)	-	-	995,500	(4,500)
Mortgage-backed securities	11,237,419	(53,113)	2,014,467	(42,329)	13,751,886	(95,442)
Total investments and
mortgage-backed securities	$ 16,978,809	$ (115,527)	$ 2,014,467	$ (42,329)	$ 18,993,276	$ (157,856)

Note 3: Loans

Loans are summarized as follows:

	December 31	June 30
	2004	2004
Real Estate Loans:
Conventional	$ 123,224,307	$ 122,392,028
Construction	9,776,504	7,533,011
Commercial	53,364,126	56,111,695
Loans secured by deposit accounts	899,253	1,061,844
Consumer loans	21,187,281	20,417,060
Commercial loans	56,172,110	45,922,527
	264,623,581	253,438,165
Loans in process	(3,769,756)	(3,093,210)
Deferred loan fees, net	16,975	(11,484)
Allowance for loan losses	(2,140,350)	(1,978,491)
Total loans	$ 258,730,450	$ 248,354,980

Note 4: Deposits

Deposits are summarized as follows:

	December 31	June 30
	2004	2004
Non-interest bearing accounts	$ 17,639,943	$ 14,143,212
NOW accounts	30,644,449	30,578,091
Money market deposit accounts	13,610,035	19,731,193
Savings accounts	70,731,019	64,913,463
Certificates	84,235,752	82,592,638
Total deposits	$ 216,861,198	$ 211,958,597

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and six month periods ended December 31, 2004 and 2003.

Next Page

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income	$ 873,545	$ 734,986	$1,666,287	$1,426,999
Average Common shares - outstanding basic	2,220,861	2,276,486	2,226,359	2,274,878
Stock options under treasury stock method	60,180	76,758	61,989	76,470
Average Common share - outstanding diluted	2,281,041	2,353,244	2,288,348	2,351,348
Basic earnings per common share	$ 0.39	$ 0.32	$ 0.75	$ 0.63
Diluted earnings per common share	$ 0.38	$ 0.31	$ 0.73	$ 0.61

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income, as reported	$ 873,545	$ 734,986	$1,666,287	$1,426,999
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	35,298	28,748	70,596	57,496
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(44,808)	(30,229)	(88,340)	(60,515)
Pro forma net income attributable to common stock	$ 864,035	$ 733,505	$ 1,648,543	$ 1,423,980
Earnings per share:
Basic -as reported	$ 0.39	$ 0.32	$ 0.75	$ 0.63
Basic -pro forma	$ 0.39	$ 0.32	$ 0.74	$ 0.63
Diluted -as reported	$ 0.38	$ 0.31	$ 0.73	$ 0.61
Diluted -pro forma	$ 0.38	$ 0.31	$ 0.72	$ 0.61

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R will be effective December 15, 2005 for the Company. The Company has not quantified the effect SFAS No. 123R will have on future reporting periods.

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

Next Page

Note 8: Corporate Obligated Floating Rate Trust Preferred Securities

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in March of 2004 with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company intends to use its net proceeds for working capital and investment in its subsidiaries.

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of December 31, 2004 a total of 79,701 shares have been repurchased with 8,982 shares being issued for the exercise of stock options. The number of shares, as of December 31, 2004, held as treasury stock was 715,941.

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

The significant accounting policies followed by Southern Missouri Bancorp, Inc. and its wholly owned subsidiary for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at December 30, 2004 and the results of operations for the three-month and six month periods ended December 31, 2004 and 2003, respectively.

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

Next Page

  acquisitions;

  changes in consumer spending and saving habits; and

  our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2004 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 11 in the Company's 2004 Annual Report.

Executive Summary

Our results of operations depend primarily on net interest margin, which is directly impacted by the interest rate environment. Net interest margin is the difference between the average yield earned on average interest bearing assets, primarily mortgage loans, commercial loans and the investment portfolio, and the average yield paid on average interest bearing liabilities, primarily certificates of deposits, savings, interest bearing demand and borrowed funds. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter-term interest rates.

Impacting our net interest margin is the level of prepayment activity on our mortgage-related assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy where the mortgage loan or the underlying mortgages of the mortgage-backed security were originated, seasonal factors and demographic variables. However, the major factors affecting prepayment rates are prevailing market interest rates, related mortgage refinancing opportunities and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on interest-earning assets will be reinvested at the prevailing market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Short term interest rates generally increased in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. The Federal Open Market (FOMC) increased the overnight lending rate 25 basis points at each of the four regularly scheduled meetings in August, September, November and December of 2004. It is anticipated that the FOMC will continue to increase the overnight lending rate at the regularly scheduled meetings in February, March and May 2005, thus further increasing short-term market interest rates. The rates paid on our deposit products, which are generally tied to short-term market rates, also increased during the first six month period, while long term rates remained relatively low during the first six months of fiscal year 2005. With long term rates remaining low, in conjunction with increasing short-term interest rates, the market yield curve has flattened. The rates earned on the fixed-rate residential loans originated during the first six months of fiscal year 2005, which are generally tied to long-term market rates, have also decreased. If long term interest rates increase in the future at a slower pace than short term interest rates, the result is likely to have a negative impact on our results of operations as our interest-bearing liabilities generally reprice off short term interest rates, while our interest-earning assets generally price off longer-term interest rates, potentially causing our net interest margin to decline. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing liabilities will reset to current market interest rates faster than our interest-earning assets.

Next Page

The prepayment activity decreased on our mortgage-related assets during the first six months of fiscal year 2005 when compared to the prepayment activity experienced during the first six months of fiscal year 2004. This decrease in prepayment activity was due to the stabilization of long-term interest rates during the second half of fiscal year 2004, notwithstanding the decreases in long-term interest rates during fiscal year 2004. The decrease is also due to the large volume of refinancing and modification activity that occurred during the declining interest rate environment of 2003 and 2004. The mortgage-related assets resulting from this prepayment activity will not tend to prepay as fast, as their contractual interest rate is relatively low. The slowing of the prepayment activity in turn decreased the amount of related premium amortized on these assets during the first quarter of fiscal year 2005. The decrease in the prepayment activity and the slowing of the premium amortization generally had a positive impact on our net interest income for the periods reported in fiscal year 2005 when compared to the periods reported in fiscal year 2004.

During the first six months of fiscal year 2005, we continued to grow our balance sheet with commercial loans, which is consistent with historical trends and our change from a thrift to a commercial bank charter. The increase in commercial loans, which inherently contain more credit risk than traditional one-to-four family residences, contributed to an increase in the provision for loan losses. Customer deposits increased through aggressive pricing and a well-received product mix despite increased competition.

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans. The primary funding for our asset growth is expected to come from retail deposits, brokered certificates of deposit and overnight borrowings. We intend to grow deposits by offering desirable deposit products for our customers and to attract new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Financial Condition

The Company's total assets increased by $14.9 million, or 4.8%, to $326.8 million at December 31, 2004, as compared to $311.9 million at June 30, 2004. Loans increased $10.4 million, or 4.2%, to $258.7 million, as compared to $248.4 million at June 30, 2004. The Company continues to focus on changing the loan mix and generating growth within the loan portfolio as indicated by growth in commercial and residential loans of $7.5 million and $800,000, respectively.

Asset growth has been funded primarily with increased FHLB advances, deposits and securities sold under agreements to repurchase which have increased $6.6 million, $4.9 million and $2.1 million, respectively since June 30, 2004. The 11.1% increase in FHLB advances was primarily due to an increase in overnight advances from $7.3 million to $13.8 million. The 2.3% increase in total deposits primarily reflects an increase in checking accounts of $3.5 million for the first six months of fiscal year 2005. The increase reflects the emphasis being placed on attracting less rate sensitive accounts. Securities sold under agreements to repurchase increased 32.8% primarily due to the development and expansion of new and existing relationships.

The investment portfolio decreased $6.3 million, or 15.6%, to $33.9 million at December 31, 2004 as compared to $40.2 million at June 30, 2004, primarily due to the sale of $5.5 million in investments and equities to fund the purchase of land. The initial investments were from the proceeds of the junior subordinated debt issuance in March 2004 and the sales resulted in net gains of $352,000 over the period.

Premises and equipment increased $5.3 million, or 87.1% to $11.4 million at December 31, 2004 as compared to $6.1 million at June 30, 2004, primarily due to the purchase of approximately 13 acres of land in Poplar Bluff, Missouri for approximately $5.5 million in cash. The acquired land includes several retail shopping centers, some of which the Company plans to demolish and use for future expansion needs. The Company also plans to sell a significant portion of the acquired land, subject to the Company's ability to negotiate satisfactory price and other selling conditions.

Total stockholders' equity increased $1.3 million, or 4.8%, to $27.2 million at December 31, 2004 as compared to $26.0 million at June 30, 2004. The increase was primarily due to net income for the six month period, the exercise of stock options, and an increase in accumulated other comprehensive income, partially offset by cash dividends and the repurchase of 79,701 shares of common stock.

Results of Operations - Comparison of the three and six month periods ended December 31, 2004 and 2003.

Net Income. The Company's net income for the three and six month periods ended December 31, 2004 was $874,000 and $1.7 million, respectively, as compared to $735,000 and $1.4 million earned during the same periods of the prior year. Net income for the three and six month periods ended December 31, 2004 increased over the same period of the prior year as a result of increased net interest income and non-interest income, partially offset by increases in the provision for loan losses. During the first six months of fiscal year 2005, the Company recorded gains on the sale of equities and other investments of $352,000.

Next Page

Net Interest Income. Net interest income increased $41,000 and $176,000 for the three and six month periods ended December 31, 2004 to $2.4 million and $4.7 million, respectively, as compared to $2.3 million and $4.5 million earned during the same periods of the prior year. The increase for the three month period ended December 31, 2004 was primarily due to the spread earned on the incremental difference between the $26.8 million increase in average interest-earning assets and the $28.2 million increase in average interest-bearing liabilities, partially offset by the 24 basis point decrease in the average interest rate spread, from 3.19% to 2.95% over the same period of the prior year. The increase for the six month period ended December 31, 2004 was primarily due to the spread earned on the incremental difference between the $31.5 million increase in average interest-earning assets and $31.6 million increase in average interest-bearing liabilities, partially offset by the 22 basis point decrease in average interest rate spread, from 3.12% to 2.90% over the same period of the prior year. For the three and six month periods ended December 31, 2004, the increases in average interest-earning assets reflected our planned balance sheet growth. The decrease in yields earned reflected the impact on our net interest margin from changes in interest rates and our balance sheet.

Interest Income. Interest income for the three and six month periods ended December 31, 2004 increased by $376,000, or 9.6%, and $752,000, or 9.7%, respectively. The increase for the three month period was primarily due to a $26.8 million, or 9.8%, increase in the average balance of interest-earning assets to $300.9 million at December 31, 2004. For the three months ended December 31, 2004, the weighted average yield earned on interest earning assets was 5.73% as compared to 5.74% for the same period of the prior year. For the six month period ended, the increase was primarily due to a $31.5 million, or 11.7%, increase in the average balance of interest-earning assets to $301.2 million at December 31, 2004, partially offset by a 10 basis point decrease in weighted average yields earned over the same period of the prior year. The decrease in yields earned reflects the aforementioned change in long-term and short-term interest rates. For the six months ended December 31, 2004, the weighted average yield earned on interest-earning assets was 5.63%, as compared to 5.73% for the same period of the prior year.

Interest Expense. Interest expense for the three and six months ended December 31, 2004 increased by $336,000, or 21.1%, and $576,000, or 18.0%, respectively. The increase for the three and six months ended was primarily due to the increase in the average balance of total interest-bearing liabilities of $28.2 million and $31.6 million, respectively, and the increase in the weighted average cost of funds of 22 basis points and 12 basis points for the three and six-months ended, respectively. The increase in the average balance of interest-bearing liabilities was primarily used to fund our growth. For the three and six month periods ended December 31, 2004, the weighted average cost of total interest bearing liabilities was 2.78% and 2.73%, respectively, as compared to 2.56% and 2.61% for the same periods of the prior year. The increase in the weighted average cost of funds was primarily due to the increase in short term interest rates.

The following table provides detailed information as to average balances, interest income/expenses and rates by major balance sheet categories for the three and six month periods ended December 31, 2004 and 2003.

Next Page

	For the three month period ending
	December 31, 2004			December 31, 2003
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning Assets:
Mortgage Loans (1)	$181,498,217	$2,769,728	6.10%	$175,503,067	$2,742,121	6.25%
Other Loans (1)	78,189,001	1,163,541	5.95	61,506,041	907,903	5.90
Total Net Loans	259,687,218	3,933,269	6.06	237,009,108	3,650,024	6.16
Mortgage-backed securities	20,011,573	186,779	3.73	21,368,921	175,605	3.29
Investment securities (2)	17,852,133	187,651	3.15	12,934,420	108,986	3.37
Other interest-earning assets	3,320,932	3,973	0.48	2,746,205	679	0.10
Total Interest Earning Assets (1)	300,871,856	4,311,672	5.73	274,058,654	3,935,294	5.74
Other non-interest-earning assets	22,105,867	-	-	16,052,226	-	-
Total Assets	$ 322,977,723	$ 4,311,672		$ 290,110,880	$ 3,935,294

Interest-bearing liabilities:
Savings accounts	69,883,072	338,843	1.45	55,857,437	174,434	1.25
NOW accounts	30,471,062	75,404	0.99	27,574,011	63,453.92
Money market accounts	14,056,291	41,727	1.19	19,400,673	54,789	1.13
Certificates of deposit	85,526,857	589,100	2.76	83,411,227	577,778	2.77
Total Interest Bearing Deposits	199,937,282	1,045,074	1.57	186,243,348	870,454	1.97
Borrowings:
Securities sold under agreements to repurchase	6,904,846	30,334	1.76	6,047,763	17,560	1.16
FHLB advances	63,316,304	766,245	4.84	56,882,065	704,124	4.95
Subordinated debt	7,217,000	86,457	4.79	-	-	-
Total Interest Bearing Liabilities	277,375,432	1,928,110	2.78	249,173,175	721,684	2.56
Non-interest bearing demand deposits	15,717,251	-		12,472,431	-
Other liabilities	2,936,425	-		2,565,547	-
Total Liabilities	296,029,108	-		264,211,153	-
Stockholders' Equity	26,948,615	-		25,899,727	-
Total Liabilities and Stockholders Equity	$322,977,723	$ 1,928,110		$ 290,110,880	$ 1,592,138

Net interest income		2,383,562			2,343,156

Interest rate spread (3)			2.95%			3.19%
Net interest margin (4)			3.17%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.51%			109.99%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.

Next Page

	For the three month period ending
	December 31, 2004			December 31, 2003
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning Assets:
Mortgage Loans (1)	$ 181,887,261	$ 5,530,453	6.08%	$ 172,344,130	$ 5,468,226	6.35%
Other Loans (1)	75,273,058	2,201,539	5.85	60,389,444	1,823,326	6.04
Total Net Loans	257,160,319	7,731,992	6.01	232,733,574	7,291,552	6.27
Mortgage-backed securities	20,362,594	375,724	3.69	23,010,529	247,865	2.15
Investment securities (2)	19,042,219	367,703	3.86	11,220,156	189,750	3.38
Other interest-earning assets	4,648,080	7,478	0.32	2,719,157	1,782	0.13
Total Interest Earning Assets (1)	301,213,212	8,482,897	5.63	269,683,416	7,730,949	5.73
Other noninterest-earning assets	19,398,757	-	-	15,851,377	-	-
Total Assets	$ 320,611,969	$ 8,482,897		$ 285,534,793	$ 7,730,949

Interest-bearing liabilities:
Savings accounts	69,076,989	651,996	1.89	56,526,320	369,405	1.31
NOW accounts	30,631,374	149,685	0.98	25,166,277	116,022	0.92
Money market accounts	15,661,584	95,889	1.22	18,685,480	110,043	1.18
Certificates of deposit	83,458,593	1,138,435	2.73	83,887,636	1,176,137	2.80
Total Interest Bearing Deposits	198,828,540	2,036,005	2.05	184,265,713	1,771,607	1.97
Borrowings:
Securities sold under agreements to repurchase	6,431,221	49,924	1.55	5,278,801	31,768	1.20
FHLB advances	64,122,283	1,523,713	4.75	55,449,185	1,397,177	5.04
Subordinated debt	7,217,000	166,935	4.63	-	-	-
Total Interest Bearing Liabilities	276,599,044	3,776,577	2.73	244,993,699	3,200,554	2.61
Noninterest bearing demand deposits	14,577,938	-		12,070,356	-
Other liabilities	2,771,927	-		2,561,790	-
Total Liabilities	293,948,909	-		259,625,845	-
Stockholders' Equity	26,663,060	-		25,614,160	-
Total Liabilities and Stockholders Equity	$ 320,611,969	$ 3,776,577		$ 285,240,004	$ 3,200,554

Net interest income		4,706,320			4,530,397

Interest rate spread (3)			2.90%			3.12%
Net interest margin (4)			3.12%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.90%			110.08%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.

Provision for Loan Losses. The provision for loan losses for the three and six month periods ended December 31, 2004 was $95,000 and $245,000, respectively, as compared to $85,000 and $115,000 for the same periods of the prior year. The increase in the provision over the three and six month periods ended December 31, 2004 was primarily due to the increased risk associated with the aforementioned change in the loan mix and a change in the reserve for loan loss calculation. The calculation was changed

Next Page

to include another risk category of other assets of special mention. The new calculation increased management's assessment of required provisions by approximately $81,000.

Noninterest Income. Noninterest income increased $276,000 and $516,000 to $764,000 and $1.5 million for the three and six month periods ended December 31, 2004 as compared to $488,000 and $939,000 for the same periods of the prior year. The respective increases of 56.6% and 55.0% were primarily due to the gain on sale of equities and investments of $231,000 in the three month period and $352,000 for the six month period ended. Excluding the respective gains on sale of equities and investments of $231,000 and $352,000, for the three and six month periods ended December 31, 2004, non-interest income increased 9.2% and 17.5%, respectively. Along with the gain on sales, the increases were also due to increased banking service charges and an expanded customer base due to the Company's emphasis on checking accounts.

Noninterest Expense. Noninterest expense increased $7,000, and $124,000 to $1.6 million and $3.3 million for the three and six month periods ended December 31, 2004 as compared to $1.6 million and $3.1 million for the same periods of the prior year. The 4.0% increase for the six month period was primarily due to increased charitable contributions, communication systems expenditures and customer related expenses. As the Company continues to grow the balance sheet, non-interest expense will continue to increase due to compensation and expenses related to customer expansion.

Provision for Income Taxes. The provision for income taxes for the three and six month periods ended December 31, 2004 was $574,000 and $1.0 million, respectively, as compared to the $413,000 and $803,000 expensed during the same periods of the prior year. The increase in the tax provision for the three and six month periods ended was attributed to increased taxable income and a higher effective tax rate of 39.6% and 37.6%, respectively, as compared to 36.0% expensed during the same periods of the prior year. The increase in the effective tax rate was primarily due to a decrease in nontaxable interest income and increased non-deductible expenses as the Company's municipal bond portfolio has decreased.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2004 and 2003:

	2004	2003
Balance, beginning of period	$ 1,978,491	$ 1,835,705
Loans charged off:
Residential real estate	(6,761)	(22,922)
Commercial real estate	-	(9,304)
Consumer	(95,193)	(61,506)
Gross charged off loans	(101,954)	(93,732)
Recoveries of loans previously charged off:
Residential real estate	5,221	-
Commercial	224	1,194
Consumer	13,367	10,516
Gross recoveries of charged off loans	18,812	11,710
Net charge offs	(83,142)	(82,022)
Provision charged to expense	245,000	115,000
Balance, end of period	$ 2,140,349	$ 1,868,683

Ratio of net charge offs during the period
to average loans outstanding during the period	.03%	.04%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $162,000 to $2.1 million at December 31, 2004 from June 30, 2004. At December 31, 2004, the Bank had $2.0 million, or ..62% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $3.5 million, or 1.2% of assets at December 31, 2003. At December 31, 2004, the Company had classified $2.0 million of its assets as substandard and $27,000 as doubtful.

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

Loans past maturity/delinquent 90 days or more	12/31/04	6/30/04	12/31/03
Residential real estate	$ 97,000	$ 114,000	$ 181,000
Consumer	39,000	21,000	30,000
Total loans past maturity/delinquent 90 days or more	136,000	135,000	211,000
Foreclosed real estate or other real estate owned	87,000	163,000	267,000
Other repossessed assets	11,000	17,000	12,000
Total nonperforming assets	$ 234,000	$ 315,000	$ 490,000

Percentage nonperforming assets to total assets	0.07%	0.10%	0.17%
Percentage nonperforming loans to net loans	0.05%	0.05%	0.09%

Asset and Liability Management and Market Risk

The goal of the Company's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Bank to an excessive level of interest rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the anticipated repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

In an effort to manage the increased interest rate risk resulting from fixed rate lending, the Bank has utilized longer term (up to 10 year maturities) FHLB advances, subject to early redemption and fixed terms. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk; (ii) increasing loans receivable through the origination of adjustable-rate residential loans, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to generate long term, fixed rate residential loans. During the first six months of fiscal year 2005, fixed rate residential loan production totaled $9.8 million as compared to $18.1 million during the same period of the prior year. At December 31, 2004 the fixed rate residential loan portfolio was $81.7 million with a weighted average maturity of 184 months as compared to $79.1 million at December 31, 2003 with a weighted average maturity of 195 months. At December 31, 2004, fixed rate loans with remaining maturities in excess of 10 years totaled $72.4 million, or 28.0% of loans receivable as compared to $65.1 million, or 27.2% of loans receivable at December 31, 2003. The Company originated $19.8 million of fixed rate commercial loans during the six month period ended December 31, 2004 as compared to $11.7 million during the same period of the prior year. The Company originated $34.4 million in adjustable rate commercial loans during the six month period ended December 31, 2004 as compared to $39.9 million during the same period of the prior year. The Company originated $6.0 million in adjustable-rate residential loans during the six month period ended December 31, 2004 as compared to $3.6 million during the same period of the prior year. At December 31, 2004, home equity loans have increased to $7.4 million as compared to $4.6 million at December 31, 2003. The Company has promoted home equity loans in mailings to qualified residential customers and to individuals closing on new residential mortgage loans. Over the last several years, the Company has maintained a weighted average life of the investment portfolio of less than 3.5 years. In the transition from a thrift to a commercial charter, checking accounts have increased $5.2 million to $47.7 million as compared to $42.5 million at December 31, 2003. In addition to the increase in checking accounts, money market accounts increased $10.2 million to $77.1 million at December 31, 2004 as compared to $66.9 million at December 31, 2003. Management continues to focus on customer retention, customer satisfaction and new products to offer to customers to increase less rate sensitive deposit accounts. Certificates of deposit with original terms of two years or more totaled $42.5 million at December 31, 2004 as compared to $40.2 million for the same period of the prior year.

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At December 31, 2004, the Company had outstanding commitments to fund approximately $28.4 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 2004, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $92.9 million of which $65.8 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $60.2 million at December 31, 2004. Management believes that these and other liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company's subsidiary, the Bank, is subject to minimum regulatory capital requirements equal to a leverage ratio (or core capital) of 4.0% of average total assets, a tier I capital to risk-weighted assets of 4.0% and a risk-based capital ratio of 8.0% of risk-weighted assets. At December 31, 2004, the Bank exceeded all regulatory capital requirements with leverage capital of $24.7 million (7.8% of average total assets), tier I capital of $24.7 million (10.9% of risk-weighted assets) and risk-based capital of $26.8 million (11.8% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

Next Page

PART I        Item 3        Control and Procedures

Southern Missouri Bancorp, Inc.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosures and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending June 30, 2006. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

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

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/01/2004 thru 10/31/2004	-	-	-	40,000
11/01/2004 thru 11/30/2004	4,701	15.25	4,701	35,299
12/01/2004 thru 12/31/2004	-	-	-	35,299
Total	4,701	-	4,701	35,299

Item 3	-	Defaults upon Senior Securities
Not applicable

Item 4	-	Submission of Matters to a Vote of Security-Holders
None

Item 5	-	Other Information
None

Item 6	-	Exhibits
		(a)	Exhibits
		(3) (a)	Certificate of Incorporation of the Registrant++
		(3) (b)	Bylaws of the Registrant++
		10	Material Contracts
			(a)	Registrant's Stock Option Plan*
			(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
			(c)	Employment Agreements
				(i)	Greg A. Steffens**
				(ii)	James W. Duncan****
			(d)	Director's Retirement Agreements
				(i)	Thadis R. Seifert***
				(ii)	Leonard W. Ehlers***
				(iii)	James W. Tatum***
				(iv)	Samuel H. Smith***
				(v)	Sammy A. Schalk****
				(vi)	Ronnie D. Black****
				(vii)	L. Douglas Bagby****
				(viii)	Rebecca McLane Brooks
				(ix)	Charles R. Love
				(x)	Charles R. Moffitt
			(e)	Tax Sharing Agreement***
		31		Rule 13a-14(a) Certification
		32		Section 1350 Certification

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.

Next Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant
Date: February 9, 2005	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date: February 9, 2005	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End.