Form 10QSB
period 2005-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2005-05-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes         X          No

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at May 9, 2005 2,240,810 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-QSB

INDEX

PART I.	Financial Information	PAGE NO.

Item 1.	Consolidated Condensed Financial Statements

	- Consolidated Condensed Balance Sheets	3

	- Consolidated Condensed Statements of Income (Loss) and
	Comprehensive Income (Loss)	4

	- Consolidated Condensed Statements of Cash Flows	5 - 6

	- Notes to Consolidated Condensed Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis or Plan of Operations	11 - 19

Item 3.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	- Signature Page	22

	- Certifications	23 - 25

Next Page

PART I Item 1.   Financial Information

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2005 AND JUNE 30, 2004

ASSETS

	March 31, 2005	June 30, 2004
	(Unaudited)
Cash and cash equivalents	$5,264,497	$ 4,582,225
Investment and mortgage-backed securities
available for sale - at fair value	36,341,925	40,205,907
Stock in FHLB of Des Moines	2,801,639	3,171,000
Loans receivable, net	261,904,863	248,354,980
Premises and equipment	11,417,823	6,069,506
Interest Receivable	1,365,853	1,357,325
Bank owned life insurance - cash surrender value	6,424,345	4,260,466
Intangible assets, net	2,667,490	2,858,933
Prepaid expenses and other assets	2,328,507	842,887
Total assets	$ 330,516,942	$ 311,703,229

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$ 230,751,044	$ 211,958,597
Securities sold under agreements to repurchase	13,230,961	6,447,819
Advances from FHLB of Des Moines	52,500,000	59,250,000
Accounts payable and other liabilities	553,116	541,372
Interest payable	447,372	336,023
Subordinated debt	7,217,000	7,217,000
Total liabilities	304,699,493	285,750,811
Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,405,076	17,287,099
Retained earnings, substantially restricted	21,320,078	21,236,686
Treasury stock of 715,941 shares at 03/31/05 and 695,222 shares at 6/30/04, at cost	(12,646,798)	(12,253,732)
Unearned employee benefits	(53,228)	(109,051)
Accumulated other comprehensive loss	(237,251)	(238,156)
Total stockholders' equity	25,817,449	25,952,418
Total liabilities and stockholders' equity	$330,516,942	$ 311,703,229

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$3,964,497	$3,625,606	$11,696,489	$10,917,158
Investment securities	173,557	130,588	541,260	320,339
Mortgage-backed securities	177,141	188,998	552,865	436,863
Other interest-earning assets	10,711	4,927	18,188	6,709
Total interest income	4,325,906	3,950,120	12,808,802	11,681,069

INTEREST EXPENSE:
Deposits	1,183,112	877,863	3,219,116	2,649,470
Securities sold under agreements to repurchase	55,886	21,090	105,811	52,858
Advances from FHLB of Des Moines	716,628	709,618	2,240,340	2,106,794
Subordinated debt	94,746	11,606	261,681	11,606
Total interest expense	2,050,372	1,620,177	5,826,948	4,820,729

NET INTEREST INCOME	2,275,534	2,329,943	6,981,854	6,860,340

PROVISION FOR LOAN LOSSES	2,610,000	60,000	2,855,000	175,000

NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES	(334,466)	2,269,943	4,126,854	6,685,340

NONINTEREST INCOME:
Net gains on sales of available for sale securities	-	40,814	351,508	40,814
Banking service charges	78,394	262,165	714,939	830,301
Loan late charges	43,748	27,376	111,784	79,359
Increase in cash surrender value of bank owned life insurance	60,830	45,979	163,879	145,673
Other income	139,273	103,309	435,275	322,667
Total noninterest income	322,245	479,643	1,777,385	1,418,814

NONINTEREST EXPENSE:
Compensation and benefits	892,047	878,397	2,631,505	2,538,349
Occupancy and equipment, net	298,802	331,905	929,382	950,616
SAIF deposit insurance premiums	7,525	7,547	22,733	22,696
Professional fees	79,401	50,093	149,130	141,498
Advertising	37,723	38,626	120,388	111,200
Postage and office supplies	60,407	69,038	181,311	197,407
Amortization of intangible assets	63,814	63,814	191,443	191,443
Other operating expenses	224,571	230,483	686,520	641,171
Total noninterest expense	1,664,290	1,669,904	4,912,412	4,794,380

INCOME (LOSS) BEFORE INCOME TAXES	(1,676,511)	1,079,682	991,827	3,309,774

INCOME TAXES	(701,050)	376,834	301,000	1,179,927

NET INCOME (LOSS)	(975,461)	702,848	690,827	2,129,847

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gains on AFS securities	(268,455)	112,605	222,356	74,828
Adjustment for gains included in net income	-	(25,713)	(221,450)	(25,713)
Total other comprehensive income (loss)	(268,455)	86,892	906	49,115
COMPREHENSIVE INCOME (LOSS)	$(1,243,916)	$ 789,740	$ 691,733	$2,178,962

Basic earnings (loss) per common share	$(0.44)	$0.31	$0.31	$0.94
Diluted earnings (loss) per common share	$(0.43)	$0.30	$0.30	$0.91
Dividends per common share	$0.09	$0.09	$0.27	$0.27

See Notes to Consolidated Condensed Financial Statements

Next Page

PART I:  FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (Unaudited)

	Nine months ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$ 690,827	$ 2,129,847
Items not requiring (providing) cash:
Depreciation	513,004	489,203
MRP expense and ESOP expense	173,800	141,965
Gain on sale of available for sale securities	(351,508)	(40,814)
Loss on sale of foreclosed assets	14,977	32,109
Amortization of intangible assets	191,443	191,443
Provision for loan losses	2,855,000	175,000
Increase in cash surrender value of bank owned life insurance	(163,879)	(145,672)
Net amortization of premiums and discounts	59,622	371,409
Deferred income taxes	(81,186)	-
Changes in:
Accrued interest receivable	(8,528)	(93,286)
Prepaid expenses and other assets	(1,480,299)	(60,387)
Accounts payable and other liabilities	11,746	(8,351)
Accrued interest payable	111,349	(57,121)
Net cash provided by operating activities	2,536,368	3,125,345

Cash flows from investing activities:
Net increase in loans	(16,408,883)	(18,184,110)
Proceeds from sale of available for sale securities	6,518,287	992,500
Proceeds from maturing available-for-sale securities	6,587,806	20,130,647
Purchase (Sale) of FHLB stock of Des Moines	369,361	(101,000)
Purchase of available-for-sale securities	(8,948,787)	(28,145,300)
Purchase of bank owned life insurance	(2,000,000)	-
Purchase of premises and equipment	(367,466)	(400,548)
Purchase of land	(5,518,855)	-
Proceeds from sale of land	25,000	-
Purchase of investment in statutory trust	-	(217,000)
Proceeds from sale of foreclosed assets	64,355	17,516
Net cash used in investing activities	(19,679,182)	(25,907,295)

Cash flows from financing activities:
Net increase (decrease) in certificates of deposit	17,221,319	(981,747)
Net increase in demand, NOW and savings accounts	1,571,127	13,045,423
Net increase in securities sold under agreements to repurchase	6,783,142	2,223,047
Proceeds from issuance of junior subordinated debt	-	7,217,000
Proceeds from FHLB of Des Moines advances	59,800,000	99,400,000
Repayments of FHLB of Des Moines advances	(66,550,000)	(100,500,000)
Cash dividends on common stock	(607,435)	(622,325)
Exercise of stock options	62,873	259,185
Payments to acquire treasury stock	(455,940)	(538,866)
Net cash provided by financing activities	17,825,086	19,501,717

Increase (decrease) in cash and cash equivalents	682,272	(3,280,233)
Cash and cash equivalents at beginning of period	4,582,225	7,617,740

Cash and cash equivalents at end of period	$ 5,264,497	$ 4,337,507

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Nine months ended March 31,
	2005	2004
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed assets	$ 4,000	$ 73,921
Conversion of foreclosed assets to loans	-	74,625

Cash paid during the period for:
Interest (net of interest credited)	$ 2,976,120	$ 2,885,735
Income taxes	1,275,191	1,070,000

See Notes to Consolidated Condensed Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:     Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of the Company as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2004 Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2004 and 2003.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:    Securities

Available for sale securities are summarized as follows at estimated fair market value:

		March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities:
U.S. government and Federal agency obligation	$14,381,148	$ 1,901	$(164,204)	$14,218,845
Obligations of state and political subdivisions	1,662,207	31,240	(10,133)	1,683,314
FNMA preferred stock	1,000,000	-	(3,750)	996,250
Equity Securities	-	-	-	-
Other securities	999,000		(1,563)	997,437
Mortgage-backed securities	18,676,189	47,930	(278,040)	18,446,079
Total investments and mortgage-backed securities	$36,718,544	$81,071	$(457,690)	$36,341,925

		June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities:
U.S. government and Federal agency obligation	$11,420,348	$ 11,940	$(118,095)	$11,314,193
Obligations of state and political subdivisions	726,870	50,006	-	776,876
FNMA preferred stock	1,000,000	3,500	(1,300)	1,002,200
Equity Securities	3,357,227	119,959	(62,332)	3,414,854
Other securities	2,712,723	8,315	(17,000)	2,704,038
Mortgage-backed securities	21,366,795	85,517	(458,566)	20,993,746
Total investments and mortgage-backed securities	$40,583,963	$279,237	$(657,293)	$40,205,907

Next Page

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 12,287,278	$ (164,204)	$ -	$ -	$ 12,287,278	$ (164,204)
Obligations of state and political subdivisions	1,124,580	(10,133)	-	-	1,124,580	(10,133)
Other securities	1,494,688	(5,313)	-	-	1,494,688	(5,313)
Mortgage-backed securities	12,962,727	(169,398)	3,690,200	(108,642)	16,652,927	(278,040)
Total investments and mortgage-backed securities	$ 27,869,273	$ (349,048)	$ 3,690,200	$ (108,642)	$ 31,559,473	$ (457,690)

Note 3:    Loans

Loans are summarized as follows:
	March 31 2005	June 30 2004
Real Estate Loans:
Conventional	$124,293,307	$122,392,028
Construction	12,166,346	7,533,011
Commercial	53,190,867	56,111,695
Loans secured by deposit accounts	988,805	1,061,844
Consumer loans	21,198,003	20,417,060
Commercial loans	61,165,997	45,922,527
	273,003,325	253,438,165
Loans in process	(6,385,950)	(3,093,210)
Deferred loan fees, net	25,226	(11,484)
Allowance for loan losses	(4,737,738)	(1,978,491)
Total loans	$261,904,863	$248,354,980

Note 4:    Deposits

Deposits are summarized as follows:
	March 31 2005	June 30 2004
Non-interest bearing accounts	$17,906,276	$14,143,212
NOW accounts	30,544,856	30,578,091
Money market deposit accounts	13,626,960	19,731,193
Savings accounts	68,858,994	64,913,463
Certificates	99,813,958	82,592,638
Total deposits	$230,751,044	$211,958,597

Next Page

Note 5:    Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income (loss)	$(975,461)	$702,848	$690,827	$2,129,847

Average Common shares - outstanding basic	2,224,075	2,283,262	2,225,750	2,277,672
Stock options under treasury stock method	61,206	61,950	61,703	71,630
Average Common share - outstanding diluted	2,285,281	2,345,212	2,287,453	2,349,302

Basic earnings (loss) per common share	$(0.44)	$0.31	$0.31	$0.93
Diluted earnings (loss) per common share	$(0.43)	$0.30	$0.30	$0.91

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(975,461)	$702,848	$690,827	$2,129,847
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	37,160	30,523	107,756	88,019
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(46,763)	(31,513)	(135,103)	(92,028)
Pro forma net income (loss) attributable to common stock	$(985,064)	$701,858	$663,480	$2,125,838
Basic - as reported	$(0.44)	$ 0.31	$ 0.31	$ 0.93
Basic - pro forma	$(0.44)	$ 0.31	$ 0.30	$ 0.93

Diluted - as reported	$(0.43)	$ 0.30	$ 0.30	$ 0.91
Diluted - pro forma	$(0.43)	$ 0.30	$ 0.29	$ 0.90

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which will require the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R will be effective July 1, 2006 for the Company. The Company has not quantified the effect SFAS No. 123R will have on future reporting periods.

Next Page

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

Note 9:    Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of March 31, 2005 a total of 79,701 shares have been repurchased with 8,982 shares being issued for the exercise of stock options. The number of shares, as of March 31, 2005, held as treasury stock was 715,941.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at March 31, 2005 and the results of operations for the three-month and nine month periods ended March 31, 2005 and 2004, respectively.

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

Next Page

  further developments in the Company's ongoing review of and efforts to resolve the problem credit relationship described in this report, which could result in, among other things, further downgrades of the aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;
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

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin is the difference between the average yield earned on average interest-earning assets, primarily mortgage loans, commercial loans and the investment portfolio, and the average rate paid on average interest-bearing liabilities, primarily certificates of deposit, savings, interest-bearing demand accounts and borrowed funds. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter-term interest rates.

Our net interest income is also impacted by the shape of the market yield curve. A steep yield curve, where the difference in interest rates between short term and long term periods is greater in the long-term time periods, could be beneficial to our net interest income as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, where the difference in rates between short term and long term periods is lesser in the long-term periods or is shrinking over time, could have an adverse impact on our net interest income as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Next Page

Short term interest rates generally increased in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004. The Federal Open Market (FOMC) increased the overnight lending rate 25 basis points at each of its eight regularly scheduled meetings beginning in June 2004. It is anticipated that the FOMC will continue to increase the overnight lending rate at the regularly scheduled meetings in May and June 2005, thus further increasing short-term market interest rates. The rates paid on our deposit products, which are generally tied to short-term market rates, also increased during the nine month period, while long term rates during the nine month period generally decreased, notwithstanding an increase in the third quarter of 2005. With long term rates remaining low, in conjunction with increasing short-term interest rates, the market yield curve has flattened. If long term interest rates continue to increase in the future at a slower pace than short term interest rates, the result is likely to have a negative impact on our results of operations as our interest-bearing liabilities generally reprice off short term interest rates, while our interest-earning assets generally price off longer-term interest rates, potentially causing our net interest margin to decline. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a negative impact on our results of operations, as our interest-bearing liabilities will reset to current market interest rates faster than our interest-earning assets.

During the first nine months of fiscal year 2005, we continued to grow our balance sheet with commercial loans, which is consistent with historical trends and our change from a thrift to a commercial bank charter. Our balance sheet growth was funded primarily by customer deposits. Customer deposits increased through competitive pricing and a well-received product mix.

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans and investments in securities. The primary funding for our asset growth is expected to come from retail deposits, overnight borrowings and brokered certificates of deposit. We intend to grow deposits by offering desirable deposit products for our customers and to attract new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Financial Condition

The Company's total assets increased by $18.8 million, or 6.0%, to $330.5 million at March 31, 2005, as compared to $311.7 million at June 30, 2004. Loans increased $13.5 million, or 5.5%, to $261.9 million, as compared to $248.4 million at June 30, 2004. The Company continues to focus on changing the loan mix and generating growth within the loan portfolio as indicated by growth in commercial and residential loans of $12.3 million and $1.9 million, respectively.

Asset growth has been funded primarily with increased deposits and securities sold under agreements to repurchase which have increased $18.8 million and $6.8 million, respectively since June 30, 2004. The 8.9% increase in total deposits primarily reflects an increase in certificates of deposit, savings and demand accounts of $17.2 million, $3.9 million and $3.7 million, respectively, partially offset by a decrease in money market demand accounts of $6.1 million, for the first nine months of fiscal year 2005. The increase reflects the emphasis being placed on attracting new deposit accounts to replace FHLB overnight borrowings in a rising rate environment. Securities sold under agreements to repurchase increased 105.2% primarily due to the development and expansion of new and existing relationships.

Allowance for loan loss provisions increased $2.8 million for the nine month period ended March 31, 2005, as compared to the June 30, 2004, primarily due to developments surrounding one credit relationship of approximately $4.9 million. Based on the review of documentation supporting those loans, including collateral and borrower financial information, the Company downgraded the classification of these loans resulting in $2.6 million in loan loss reserve. The development consisted of both potential fraudulent activities and fraudulent financial statements provided by the borrower.

The investment portfolio decreased $3.9 million, or 10.0%, to $36.3 million at March 31, 2005 as compared to $40.2 million at June 30, 2004, primarily due to the sale of $5.5 million in investments and equities to fund the purchase of a site for future expansion. The initial investments were from the proceeds of the junior subordinated debt issuance in March 2004 and the sales resulted in net gains of $352,000 over the nine month period.

Premises and equipment increased $5.3 million, or 88.1% to $11.4 million at March 31, 2005 as compared to $6.1 million at June 30, 2004, primarily due to the purchase of approximately 13 acres of land in Poplar Bluff, Missouri for approximately $5.5 million in cash. The acquired land includes several retail shopping centers, some of which the Company plans to demolish and use for future expansion needs. The Company also plans to sell a significant portion of the acquired land, subject to the Company's ability to negotiate satisfactory price and other selling conditions during the next twelve months.

Total stockholders' equity decreased $135,000, or .52%, to $25.8 million at March 31, 2005 as compared to $26.0 million at June 30, 2004. The decrease was primarily due to cash dividends paid and the repurchase of 79,701 shares of common stock, partially offset by net income.

Next Page

Results of Operations - Comparison of the three and nine month periods ended March 31, 2005 and 2004.

Net Income. The Company's net loss for the three month period ended March 31, 2005 was $975,000 as compared to net income of $703,000 earned during the same period of the prior year. The net loss for the three month period ended March 31, 2005 was primarily due to a $2.6 million increase in loan loss provision, a $210,000 loss sustained on an operating deposit account, $41,000 in interest write off due to the reclassification of the loans to nonaccural and a $50,000 reserve for legal fees all related to the fraudulent credit relationship, partially offset by the associated decrease in income tax expense, all related to the previously mentioned $4.9 million problem credit relationship. Net income for the nine month period ended March 31, 2005 was $691,000 as compared to net income of $2.1 million earned during the same period of the prior year. Net income for the nine month period ended March 31, 2005 decreased over the same periods of the prior year as a result of the aforementioned activities in the third quarter, partially offset by the gain recorded on the sale of equities and other investments.

Net Interest Income. Net interest income for the three months ended March 31, 2005 decreased $54,000 as compared to the same period of the prior year, primarily due to an increase in the weighted average cost of funds and the aforementioned interest write off, partially offset by an increase in average interest-earning assets. The net interest rate spread for the three month period ended March 31, 2005 was 2.82% as compared to 3.06% for the same period ended March 31, 2004. For the nine months ended March 31, 2005, net interest income increased $122,000, primarily due to the spread earned on the incremental difference between the $27.9 million increase in average interest-earning assets and $29.1 million increase in average interest-bearing liabilities, partially offset by the 22 basis point decrease in average interest rate spread, from 3.11% to 2.89% over the same period of the prior year. For the three and nine month periods ended March 31, 2005, the increases in average interest-earning assets reflected our planned balance sheet growth. The decrease in yields earned reflected the impact on our net interest margin from changes in interest rates and our balance sheet.

Interest Income. Total interest income for the three and nine month periods ended March 31, 2005 increased by $376,000 and $1.1 million, respectively. The increase for the three month period ended March 31, 2005 was primarily due to a $23.5 million increase in the average balance of interest-earning assets to $306.0 million and the 12 basis point increase in weighted average yields earned, partially offset by a write off of $41,000 in commercial interest due to the classification change of the aforementioned creditor relationship to non-accrual status. The increase in average interest-earning assets reflects planned balance sheet growth. For the nine month period ended, the increase was primarily due to a $27.9 million increase in the average balance of interest-earning assets to $301.8 million at March 31, 2005, partially offset by a 1 basis point decrease in weighted average yields earned over the same period of the prior year. For the three and nine months ended March 31, 2005, the average interest rate on interest-earning assets was 5.71% and 5.68% for each period, respectively, as compared to 5.59% and 5.69%, respectively, for the same periods of the prior year. The 12 basis point increase in yields earned during the three month period March 31, 2005 as compared to the prior year indicates the gradual change to a more variable balance sheet from a predominately fixed balance sheet.

Interest Expense. Total interest expense for the three and nine months ended March 31, 2005 increased by $430,000 and $1.0 million, respectively. The increase for the three and nine month periods was primarily due to the increase in the average balance of total interest-bearing liabilities of $27.3 million and $29.1 million, respectively, and the increase in the weighted average cost of funds of 36 basis points and 21 basis points for the three and nine month periods ended March 31, 2005, respectively. The increase in the average balance of interest-bearing liabilities was primarily used to fund our growth initiatives and included $7.2 million in junior subordinated debt issued in March 2004. The increase in the weighted average cost of funds was primarily due to an increase in short term rates resulting in an increase in the pricing of the money market accounts, overnight borrowings and short-term certificates of deposit, along with the interest costs associated with the junior subordinated debt.

The following table provides detailed information as to average balances, interest income/expenses and rates by major balance sheet categories for the three and nine month periods ended March 31, 2005 and 2004.

Next Page

	For the three month period ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning Assets:
Mortgage Loans (1)	$181,222,114	$2,800,159	6.18%	$177,931,751	$2,724,274	6.12%
Other Loans (1)	82,080,790	1,205,586	5.88	64,423,882	901,333	5.60
Total Net Loans	263,302,904	4,005,745	6.09	242,355,633	3,625,607	5.98
Mortgage-backed securities	19,131,356	177,141	3.70	19,952,367	188,998	3.79
Investment securities (2)	15,751,413	150,006	3.81	13,097,951	123,260	3.76
Other interest-earning assets	7,765,541	34,262	1.76	7,017,144	12,255	0.70
Total Interest Earning Assets (1)	305,951,214	4,367,154	5.71	282,423,095	3,950,120	5.59
Other noninterest-earning assets (5)	23,719,597	-	-	15,681,947	-	-
Total Assets	$329,670,811	$4,367,154		$298,105,042	$3,950,120

Interest-bearing liabilities:
Savings accounts	69,518,898	363,319	2.09	55,971,257	173,045	1.24
NOW accounts	32,646,523	99,962	1.22	31,367,659	76,984	0.98
Money market accounts	14,502,324	56,428	1.56	19,617,122	58,815	1.20
Certificates of deposit	92,928,267	663,402	2.86	83,791,244	569,018	2.72
Total Interest Bearing Deposits	209,596,012	1,183,111	2.26	190,747,282	877,862	1.84
Borrowings:
Securities sold under agreements to repurchase	10,572,304	55,886	2.11	7,586,174	21,090	1.11
FHLB advances	56,287,201	716,628	5.09	56,846,154	709,618	4.99
Subordinated debt	7,217,000	94,746	5.25	1,158,615	11,606	4.01
Total interest bearing Liabilities	283,672,517	2,050,371	2.89	256,338,225	1,620,176	2.53
Noninterest bearing demand deposits	15,877,726	-		13,092,744	-
Other liabilities	2,984,273	-		2,469,217	-
Total Liabilities	302,534,516	-		271,900,186	-
Stockholders' Equity	27,136,295	-		26,442,443	-
Total Liabilities and Stockholders Equity	$329,670,811	$2,050,371		$298,342,629	$1,620,176

Net interest income		2,275,535			2,329,943

Interest rate spread (3)			2.82%			3.06%
Net interest margin (4)			3.03%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities	107.85%			110.18%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(5)	Includes average balances for fixed assets and BOLI of $11.4 million and $6.4 million for the three month period of March 31, 2005 as compared to $6.1 million and $4.2 million for the same period of the prior year.

Next Page

	For the nine month period ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning Assets:
Mortgage Loans (1)	$181,665,545	$8,330,612	6.11%	$174,206,670	$8,192,499	6.27%
Other Loans (1)	77,542,302	3,407,124	5.86	61,707,445	2,723,214	5.88
Total Net Loans	259,207,847	11,737,736	6.04	235,914,115	10,915,713	6.17
Mortgage-backed securities	19,952,181	552,865	3.69	21,991,142	436,863	2.65
Investment securities (2)	15,744,942	474,670	4.02	9,909,298	271,623	3.65
Other interest-earning assets	6,871,422	84,779	1.65	6,088,609	56,870	1.25
Total Interest Earning Assets (1)	301,776,392	12,850,050	5.68	273,903,164	11,681,069	5.69
Other noninterest-earning assets (5)	21,361,252	-	-	15,979,542	-	-
Total Assets	$323,137,644	$12,850,050		$289,882,706	$11,681,069

Interest-bearing liabilities:
Savings accounts	69,224,292	1,015,315	1.96	56,341,299	542,450	1.28
NOW accounts	30,369,699	249,647	1.10	27,423,211	193,007	0.94
Money market accounts	15,275,164	152,317	1.33	18,996,027	168,858	1.19
Certificates of deposit	86,615,151	1,801,838	2.77	83,855,505	1,745,155	2.77
Total Interest Bearing Deposits	201,484,306	3,219,117	2.13	186,616,042	2,649,471	1.87
Borrowings:
Securities sold under agreements to repurchase	7,811,582	105,811	1.81	6,047,926	52,858	1.17
FHLB advances	61,510,590	2,240,340	4.86	55,914,841	2,106,794	5.02
Subordinated debt	7,217,000	261,681	4.83	386,205	11,606	-
Total interest bearing Liabilities	278,023,478	5,826,949	2.79	248,965,014	4,820,729	2.58
Noninterest bearing demand deposits	15,340,723	-		12,411,152	-
Other liabilities	2,952,638	-		2,616,287	-
Total Liabilities	296,316,839	-		263,992,453	-
Stockholders' Equity	26,820,805	-		25,890,254	-
Total Liabilities and Stockholders Equity	$323,137,644	$5,826,949		$289,882,707	$4,820,729

Net interest income		6,981,854			6,860,341

Interest rate spread (3)			2.89%			3.11%
Net interest margin (4)			3.10%			3.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.54%			110.02%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(5)	Includes average balances for fixed assets and BOLI of $8.7 million and $5.7 million for the nine month period of March 31, 2005 as compared to $6.2 million and $4.1 million for the same period of the prior year.

Next Page

Provision for Loan Losses. The provision for loan losses for the three and nine months ended March 31, 2005 was $2.6 million and $2.9 million, respectively, as compared to $60,000 and $175,000 for the same periods ended March 31, 2004. The increase in provision for loan losses was primarily due to the problems related to the aforementioned credit relationship.

Noninterest Income. Noninterest income decreased $157,000 for the three month period ended March 31, 2005 as compared to the same period of the prior year. The decrease was primarily due a $210,000 loss on deposits as a result of insufficient funds in the aforementioned problem credit relationship's operating account. Noninterest income increased $359,000 for the nine month period ended March 31, 2005 as compared to the same period of the prior year. The increase was primarily due to the gain on sale of equities and investments, increased banking service charges and an expanded customer base due to the Company's emphasis on checking accounts, partially offset by the deposit loss on the problem credit relationship's operating account.

Noninterest Expense. Noninterest expense decreased $6,000 for the three month period ended March 31, 2005 as compared to the same period of the prior year. Noninterest expense increased $118,000 for the nine month period ended March 31, 2005 as compared to the same period of the prior year. The increase in noninterest expense for the nine months ended March 31, 2005 was due to increased charitable contributions, telephone, legal and customer related expenses. As the Company continues to grow its balance sheet, noninterest expense will continue to increase due to compensation and expenses related to customer expansion.

Provision for Income Taxes. The provision for income taxes for the three month period ended March 31, 2005 was a credit of $701,000 as compared to a provision of $377,000 for the same period of the prior year. The decrease in provision for income taxes was primarily due to the net loss before income taxes. The provision for income taxes for the nine month period ended March 31, 2005 was $301,000 as compared to $1.2 million for the same period of the prior year.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2005 and 2004:

	2005	2004
Balance, beginning of period	$ 1,978,491	$1,835,705
Loans charged off:
Residential real estate	(6,761)	(22,922)
Commercial real estate	-	(9,304)
Commercial business		(224)
Consumer	(115,400)	(77,131)
Gross charged off loans	(122,161)	(109,581)
Recoveries of loans previously charged off:
Residential real estate	5,221	-
Commercial	224	2,642
Consumer	20,963	15,123
Gross recoveries of charged off loans	26,408	17,765
Net charge offs	(95,753)	(91,816)
Provision charged to expense	2,855,000	175,000
Balance, end of period	$ 4,737,738	$1,918,889
Ratio of net charge offs during the period to average loans outstanding during the period	.04%	.04%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The allowance for loan losses increased $2.8 to $4.7 million at March 31, 2005 from June 30, 2004. At March 31, 2005, the Bank had $6.1 million, or 1.8% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $2.9 million, or 1.0% of assets at March 31, 2004. At March 31, 2005, the Company had classified assets of substandard, doubtful and loss of $3.8 million, $38,000 and $2.2 million.

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

Loans past maturity/delinquent 90 days or more	03/31/05	6/30/04	03/31/04
Residential real estate	$71,000	$114,000	$61,000
Commercial real estate	-	-	16,000
Commercial	4,972,000	-	-
Consumer	62,000	21,000	16,000
Total loans past maturity/delinquent 90 days or more	5,105,000	135,000	93,000
Foreclosed real estate or other real estate owned	87,000	163,000	167,000
Other repossessed assets	6,000	17,000	25,000
Total nonperforming assets	$ 5,198,000	$ 315,000	$ 285,000
Percentage nonperforming assets to total assets	1.57%	0.10%	0.09%
Percentage nonperforming loans to net loans	1.98%	0.05%	0.04%

The increase in nonperforming commercial loans is a result of the problem credit relationship becoming a nonperforming loan (asset) during the March 31, 2005 quarter.

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term (up to 10 year maturities) FHLB advances, subject to early redemption and fixed terms. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk; (ii) increasing loans receivable through the origination of adjustable-rate residential loans, (iii) expanding the consumer loan portfolio, (iv) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (v) actively soliciting less rate-sensitive deposits, and (vi) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

During the first nine months of fiscal year 2005, fixed rate residential loan production totaled $14.3 million as compared to $24.5 million during the same period of the prior year. At March 31, 2005 the fixed rate residential loan portfolio was $82.1 million with a weighted average maturity of 185 months as compared to $80.8 million at March 31, 2004 with a weighted average maturity of 191 months. At March 31, 2005, fixed rate loans with remaining maturities in excess of 10 years totaled $76.6 million, or 29.2% of loans receivable as compared to $71.5 million, or 29.4% of loans receivable at March 31, 2004. The Company originated $20.2 million of fixed rate commercial loans for both nine month periods ended March 31, 2005 and 2004. The Company originated $55.3 million in adjustable rate commercial loans during the nine month period ended March 31, 2005 as compared to $58.8 million during the same period of the prior year. The Company originated $8.5 million in adjustable-rate residential loans during the nine month period ended March 31, 2005 as compared to $8.6 million during the same period of the prior year. At March 31, 2005, home equity loans increased to $7.8 million as compared to $5.5 million at March 31, 2004. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than 3.75 years. Savings accounts increased $12.4 million to $68.9 million at March 31, 2005 as compared to $56.5 million at March 31, 2004. Management continues to focus on customer retention, customer satisfaction and offering new products to customers to increase less rate sensitive deposit accounts. Certificate of deposits with original terms of two years or more totaled $38.5 million at March 31, 2005 as compared to $41.2 million for the same period of the prior year.

Liquidity and Capital Resources

The Company's primary potential sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal and interest, investment maturities and sales, and ongoing operating results. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including general economic conditions and market competition. The Bank relies on FHLB advances as a source for funding cash or liquidity needs.

Next Page

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At March 31, 2005, the Company had outstanding commitments to fund approximately $34.2 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2005, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $94.0 million of which $52.5 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $60.0 million at March 31, 2005. Management believes that these and other liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company is subject to minimum regulatory capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2005, the Company and the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of June 15, 2004, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that have changed the Bank's classification.

The Company and significant subsidiary bank's actual capital amounts and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	33,308,000	14.35%	18,570,000	8.0%		N/A
Southern Missouri Bank & Trust	26,569,000	11.45	18,570,000	8.0	23,231,000	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	30,384,000	13.09	9,285,000	4.0		N/A
Southern Missouri Bank & Trust	23,645,000	10.19	9,285,000	4.0	13,928,000	6.0

Tier I Capital (to Average Assets)
Consolidated	30,384,000	8.56	14,202,000	4.0		N/A
Southern Missouri Bank & Trust	23,645,000	7.38	12,815,000	4.0	16,018,000	5.0

Next Page

PART I     Item 3    Controls and Procedures
Southern Missouri Bancorp, Inc.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of March 31, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending June 30, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

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

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
01/01/2005 thru 01/31/2005	-	-	-	35,299
02/01/2005 thru 02/28/2005	-	-	-	35,299
03/01/2005 thru 03/31/2005	-	-	-	35,299
Total	-	-	-	35,299

Item 3	-	Defaults upon Senior Securities Not applicable
Item 4	-	Submission of Matters to a Vote of Security Holders None
Item 5	-	Other Information None
Item 6	-	Exhibits
		(a)	Exhibits
			(3)	(a)	Certificate of Incorporation of the Registrant++
			(3)	(b)	Bylaws of the Registrant++
			10		Material Contracts
					(a)	Registrant's Stock Option Plan*
					(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
					(c)	Employment Agreements
						(i)	Greg A. Steffens**
						(ii)	James W. Duncan****
					(d)	Director's Retirement Agreements
						(i)	Thadis R. Seifert***
						(ii)	Leonard W. Ehlers***
						(iii)	James W. Tatum***
						(iv)	Samuel H. Smith***
						(v)	Sammy A. Schalk****
						(vi)	Ronnie D. Black****
						(vii)	L. Douglas Bagby****
						(viii)	Rebecca McLane Brooks*****
						(ix)	Charles R. Love*****
						(x)	Charles R. Moffitt*****
					(e)	Tax Sharing Agreement***
			31		Rule 13a-14(a) Certification
			32		Section 1350 Certification

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2004.

Next Page

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date:	May 9, 2005	By:	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date:	May 9, 2005	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End.