Form 10KSB
period 2005-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2005-09-28
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005 OR

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

Registrant's telephone number, including area code: (573) 778-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act:	Common Stock, par value $0.01 per share (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    x     NO ___

         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.   X

         The registrant's revenues for the fiscal year ended June 30, 2005 were $19,598,000.

         As of September 22, 2005, there were issued and outstanding 2,232,816 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant on this date, computed by reference to the average of the bid and asked price of such stock, was $27.5 million 1,914,105 shares at $14.35. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB- Annual Report to Stockholders for the fiscal year ended June 30, 2005.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

         The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB"), and to a lesser extent, brokered deposits, to invest in one- to four-family residential mortgage loans, mortgage loans secured by commercial real estate, commercial non-mortgage business loans and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), U.S. Government Agency obligations and other permissible investments.

         At June 30, 2005, the Company had total assets of $330.4 million, total deposits of $224.7 million and stockholders' equity of $25.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

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

Next Page

to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

  further developments in the Company's ongoing review of and efforts to resolve the problem credit relationship described in this report, which could result in, among other things, further downgrades of aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

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

Market Area

         The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan and Qulin, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Wayne and Pemiscot Counties in Missouri and Mississippi and Clay Counties in Arkansas. The Bank's market area has a population of approximately 190,000. The largest employer in the Bank's primary market area is Briggs & Stratton, who operates a small engine manufacturing facility and employs approximately 1,000 persons. Other major employers include Gates Rubber, Rowe Furniture, John Pershing VA Hospital, Three Rivers Healthcare, Nordyne, Poplar Bluff School District, Twin Rivers Regional Medical Center, Emerson Electric, Tyson Foods, and Arvin. The Bank's market area is primarily rural in nature and relies heavily on the manufacturing industries and agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Competition

         The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The Bank is one of 20 financial institution groups located in its primary market area. Competitors for deposits include commercial banks, credit unions, money market funds, and other investment alternatives, such as mutual funds, full service and discount broker-dealers, equity markets, brokerage accounts and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies, mortgage brokers and life insurance companies. The Bank expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes within the financial services industry. Technological advances, for

Next Page

example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

Internet Website

         Bancorp maintains a website at www.smbtonline.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-KSB. Bancorp currently makes available on or through its website Bancorp's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-KSB or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Selected Consolidated Financial Information

         This information is incorporated by reference from pages 9 and 10 of the 2005 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

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

Lending Activities

         General. The Bank's lending activities consists of origination of loans secured by mortgages on one- to four-family residences and commercial real estate, construction loans on residential and commercial properties, commercial business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the State of Missouri.

         Supervision of the loan portfolio is the responsibility of James W. Duncan, Executive Vice President and Chairman of the Loan Department. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the Loan Officers Committee, comprised of President Greg Steffens, Loan Chairman Duncan and Senior Commercial Lender William D. Hribovsek, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $500,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2005, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $7.4 million. At June 30, 2005, the Bank's two largest extensions of credit to one entity were $7.2 million and $6.9 million, respectively. Both of these credits were commercial loans and were performing according to their terms.

Next Page

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$125,775	47.01%	$122,392	49.28%	$116,806	52.42%
Commercial real estate	58,144	21.73	56,112	22.59	48,649	21.83
Construction	8,557	3.20	7,533	3.03	3,374	1.51
Total mortgage loans	$192,476	71.94	$186,037	74.90	$168,829	75.76

Other Loans:
Automobile loans	11,444	4.28	12,808	5.16	14,579	6.54
Commercial business	59,284	22.16	45,923	18.49	37,060	16.63
Home equity	7,504	2.80	5,901	2.38	3,019	1.35
Other	2,466	0.92	2,768	1.11	2,943	1.33
Total other loans	80,698	30.16	67,400	27.14	57,601	25.85

Total loans	$273,174	102.10	$253,437	102.04	$226,430	101.61

Less:
Undisbursed loans in process	$ 3,627	(1.36)	$ 3,093	(1.24)	$ 1,717	(0.77)
Deferred fees and discounts	(37)	0.01	11	--	37	(0.02)
Allowance for loan losses	2,016	(0.75)	1,978	(0.80)	1,836	(0.82)
Net loans receivable	$267,568	100.00%	$248,355	100.00%	$222,840	100.00%

Type of Security:
Residential real estate
One-to four-family	$130,610	48.82%	$125,051	50.35%	$119,980	53.84%
Multi-family	1,752	0.65	1,531	0.62	1,793	0.80
Commercial real estate	50,486	18.87	51,692	20.81	41,337	18.55
Land	9,628	3.60	7,763	3.12	5,719	2.57
Commercial	59,284	22.16	45,923	18.49	37,060	16.63
Consumer and other	21,414	8.00	21,477	8.65	20,541	9.22
Total loans	$273,174	102.10	$253,437	102.04	$226,430	101.61

Less:
Undisbursed loans in process	3,627	(1.36)	3,093	(1.24)	1,717	(0.77)
Deferred fees and discounts	(37)	0.01	11	--	37	(0.02)
Allowance for loan losses	2,016	(0.75)	1,978	(0.80)	1,836	(0.82)
Net loans receivable	$267,568	100.00%	$248,355	100.00%	$222,840	100.00%

Next Page

         The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
One-to four-family	$ 84,440	31.56%	$ 81,430	32.79%	$ 73,808	33.12%
Commercial real estate	18,430	6.89	17,963	7.23	13,438	6.03
Construction	5,882	2.20	4,733	1.91	3,174	1.42
Consumer	13,867	5.18	15,798	6.24	17,356	7.79
Commercial business	24,247	9.06	15,191	6.12	13,207	5.93

Total fixed-rate loans	146,866	54.89	135,115	54.29	120,983	54.29

Adjustable-Rate Loans:
One-to four-family	41,335	15.45	40,962	16.49	42,998	19.30
Commercial real estate	39,714	14.84	38,149	15.36	35,211	15.80
Construction	2,675	1.00	2,800	1.13	200	0.09
Consumer	7,547	2.82	5,679	2.41	3,185	1.43
Commercial business	35,037	13.10	30,732	12.37	23,853	10.70

Total adjustable-rate loans	126,308	47.21	118,322	47.76	105,447	47.32

Total Loans	273,174	102.10	253,437	102.05	226,430	101.61

Less:
Undisbursed loans in process	3,627	(1.36)	3,093	(1.25)	1,717	(0.77)
Net deferred loan fees	(37)	0.01	11	(0.00)	37	(0.02)
Allowance for loan loss	2,016	(0.75)	1,978	(0.80)	1,836	(0.82)
	$267,568	100.00%	$248,355	100.00%	$222,840	100.00%

         One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2005, net mortgage loans secured by one- to four-family residences totaled $125.8 million, or 47.01% of net loans receivable.

         The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2005, the Bank originated $10.6 million of ARM loans and $20.7 million of fixed-rate one- to four-family residence loans, which were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

         The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 25 basis points. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years.

         Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2005, one- to four-family loans with a fixed rate totaled $84.4 million.

Next Page

         The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2005, loans tied to the CMT index totaled $32.2 million.

         Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2005, loans tied to these indices totaled $8.0 million.

         In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During fiscal 2005, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2005, the Bank had $58.1 million in commercial real estate loans, which represent 21.7% of net loans receivable.

         Commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate or the one year CMT. Current commercial real estate originations typically adjust monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guaranties are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

         Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2005, the Bank had $8.6 million, or 3.20% of net loans receivable in construction loans outstanding.

         Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2005, the Bank had $8.6 million in construction loans, $5.6 million of which were secured by residential real estate, $2.0 million of which were secured

Next Page

by commercial real estate and $1.0 million of which were secured by multi-family real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

         Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2005, the Bank's consumer loan portfolio totaled $21.4 million, or 8.0% of net loans receivable.

         Home equity loans represent 35.05% of the Bank's consumer loan portfolio at June 30, 2005, and totaled $7.5 million, or 2.80% of net loans receivable.

         Home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history.

         Automobile loans represent 53.44% of the Bank's consumer loan portfolio at June 30, 2005, and totaled $11.4 million, or 4.28% of net loans receivable. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, which are unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles or mobile homes. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various

Next Page

federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's delinquency levels for these types of loans are reflective of these risks. See "Asset Classification."

         Commercial Business Lending. At June 30, 2005, the Bank also had $59.3 million in commercial business loans outstanding, or 22.16% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

         The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $24.2 million in fixed rate and $35.0 million of adjustable rate commercial business loans. The adjustable rate business loans can reprice daily, monthly or annually, in accordance with the Wall Street prime rate of interest. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

         Contractual Obligations and Commitments. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2005. Commitments to extend credit totaled $28.3 million at June 30, 2005.

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)

Federal Home Loan Bank
advances	$10,500	$17,000	$15,000	$19,000	$61,500
Certificates of deposit	60,707	35,354	3,862	4	99,927
Total	$71,207	$52,354	$18,862	$19,004	$161,427

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$ 3,627	$ ---	$ ---	$ --	$ 3,672
Other commitments	18,889	365	640	4,871	24,765
	$22,516	$365	$640	$4,871	$28,392

Next Page

Loan Maturity and Repricing

         The following table sets forth certain information at June 30, 2005 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans, which have adjustable rates, are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$ 13,816	$23,681	$15,269	$73,009	$125,775
Commercial real estate	38,512	14,185	1,130	4,317	58,144
Construction	8,557	---	---	---	8,557
Consumer	8,779	11,965	646	24	21,414
Commercial business	40,314	18,766	204	---	59,284
Total loans	$109,978	$68,597	$17,249	$77,350	$273,174

         As of June 30, 2005, loans with a maturity date after June 30, 2006 with fixed interest rates totaled $127.8 million, and loans with a maturity date after June 30, 2006 with adjustable rates totaled $97.2 million.

Loan Originations, Sales and Purchases

         Generally, all loans are originated by the Bank's staff, which are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans to customers during fiscal year 2002 which are also originated by the Bank's staff.

         While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2005, the Bank originated $167.0 million of loans, compared to $169.4 million and $124.8 million in fiscal 2004 and 2003, respectively. Of these loans, mortgage loan originations were $60.8 million, $80.2 million and $63.2 million in fiscal 2005, 2004 and 2003, respectively.

         From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2005, the Bank purchased $9.8 million of new loans. At June 30, 2005, loan participations totaled $16.6 million, or 6.20% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2005, all of such participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

Next Page

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(Dollars in thousands)

Total loans at beginning of period	$253,437	$226,430	$214,222
Loans originated:
One-to four-family residential	33,306	43,640	31,346
Multi-family residential and commercial real estate	19,309	27,533	16,253
Construction loans	1,835	2,539	276
Commercial and industrial	39,703	33,147	14,248
Consumer and others	9,764	9,908	9,706
Total loans originated	103,917	116,767	71,829

Loans purchased:
Total loans purchased	9,819	7,690	2,748

Loans sold:
Total loans sold	(9,217)	(5,398)	---

Principal repayments	84,772	(91,916)	(62,222)

Foreclosures	(10)	(136)	(147)
Net loan activity	19,737	27,007	12,208

Total mortgage loans at end of period	$273,174	$253,437	$226,430

Loan Commitments

         The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and stand by letters-of-credit. The Bank had outstanding net loan commitments of approximately $28.3 million at June 30, 2005. See Note13 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

Loan Fees

         In addition, to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Asset Quality

         Delinquent Loans. Generally, when a borrower fails to make a required payment on mortgage or installment loans, the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will send a 30-day demand notice to the customer which, if not cured or unless satisfactory arrangements have been made, will lead to foreclosure. For consumer loans, the Missouri Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

Next Page

         The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2005.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

One-to four-family	7	$267	4	$130	11	$397
Commercial real estate	---	---	---	---	---	---
Commercial non-real estate	2	65	4	394	6	459
Other consumer	6	28	8	47	14	75
Totals	15	$360	16	$571	31	$931

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful, and as a result, previously accrued interest income on the loan is removed from current income. The Bank has no reserves for uncollected interest and does not accrue interest on non-accrual loans. A loan may be transferred back to accrual status once a satisfactory repayment history has been restored. Foreclosed assets held for sale include assets acquired in settlement of loans and are shown net of reserves.

         At June 30, 2005, the Bank had eleven loans on which interest was not being accrued in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded interest income of $146,000, $700 and $8,000 on non-accrual loans during the years ended June 30, 2005, 2004 and 2003, respectively, if such loans had been performing in accordance with their terms during such periods. Interest income of approximately $8,000, $200 and $400 was recognized on these loans for the years ending June 30, 2005, 2004 and 2003, respectively.

Next Page

         The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ 52	$ ---	$ ---	$ 96	$ ---
Commercial real estate	---	---	---	28	---
Consumer	41	4	7	10	---
Commercial business	334	---	---	---	---
Total	$427	$ 4	$ 7	$ 134	$ ---

Loans 90 days past due accruing interest:
One-to four-family	$ 78	$ 114	$ 74	$ 177	$ 51
Commercial real estate	---	---	---	---	336
Consumer	6	17	---	18	53
Commercial business	60	---	8	7	50
Total	$144	$ 131	$ 82	$ 202	$ 490

Total nonperforming loans	$571	$ 135	$ 89	$ 336	$ 490

Foreclosed assets held for sale:
Real estate owned	$ 87	$ 163	$ 217	$ 383	$1,162
Other nonperforming assets	7	17	41	5	27
Total nonperforming assets	$665	$ 315	$ 347	$ 724	$1,679

Total nonperforming loans to net loans	0.21%	0.05%	0.04%	0.16%	0.27%
Total nonperforming loans to net assets	0.17%	0.04%	0.03%	0.13%	0.20%
Total nonperforming assets to total assets	0.20%	0.10%	0.12%	0.27%	0.69%

         Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $1.6 million in loans (all were commercial real estate and commercial business lending relationships) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets.

         Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2005, the Company's balance of real estate owned totaled $87,000 and included one commercial lot.

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

         In connection with the filing of its periodic reports with the FDIC and in accordance with its asset classification policy, the Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of the assets of the Company, at June 30, 2005, classified assets totaled $1.3 million, or 0.54% of total assets as compared $2.2 million, or 0.9% of total assets at June 30, 2004.

         The Bank has classified $1.3 million of its assets as substandard and $21,000 as doubtful. The largest classified commercial lending relationship at June 30, 2005 totaled $332,000 and was performing in accordance with its terms. In addition, the Bank had classified three other commercial lending relationships, which in the aggregate totaled $887,000. The other borrowing relationships were classified due to concerns over whether the property securing the Bank's loans or the borrower generated sufficient cash flow to amortize the loans in accordance with their terms.

         Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2005, of $2.0 million, which represented 306% of nonperforming assets as compared to an allowance of $2.0 million, which represented 664% of nonperforming assets at June 30, 2004. See "Item 3. Legal Proceedings" for a discussion of the impact on the Bank of allegedly fraudulent actions by a significant borrower, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Years Ended June 30, 2005 and 2004" and Note 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

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

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Allowance at beginning of period	$1,978	$1,836	$1,569	$1,462	$1,277
Recoveries
One-to four-family	5	---	---	---	15
Commercial real estate	---	---	---	8	1
Commercial business	---	2	20	---	---
Consumer	39	24	42	29	37
Total recoveries	44	26	62	37	53

Charge offs:
One-to four-family	7	39	18	24	76
Commercial real estate	---	9	---	13	51
Commercial business	4,687	16	20	95	191
Consumer	127	95	87	148	310
Total charge offs	4,821	159	125	280	628

Net charge offs	(4,777)	(133)	(63)	(243)	(575)
Acquired allowance for losses	---	---	---	---	250
Provision for loan losses	4,815	275	330	350	510

Balance at end of period	$2,016	$1,978	$1,836	$1,569	$1,462

Ratio of allowance to total loans outstanding at the end of the period	0.75%	0.80%	0.81%	0.73%	0.79%
Ratio of net charge offs to average loans outstanding during the period	1.84%	0.06%	0.03%	0.12%	0.35%

Next Page

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to four-family	$ 225	46.04%	$ 219	48.29%	$ 214	51.59%	$ 237	56.04%	$ 293	59.75%
Construction	67	3.13	60	2.97	25	1.49	24	1.44	16	1.83
Commercial real estate	595	21.28	634	22.14	546	21.49	602	20.09	657	19.89
Consumer	306	7.84	321	8.48	326	9.07	254	8.77	165	6.42
Commercial business	770	21.71	743	18.12	536	16.36	450	13.66	268	12.11
Unallocated	53	---	1	---	189	---	2	---	63	---
Total allowance for loan losses	$2,016	100.00%	$1,978	100.00%	$1,836	100.00%	$1,569	100.00%	$1,462	100.00%

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

         The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President, CFO and three outside directors.

         Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. Investment purchases are identified as either held-to-maturity ("HTM") or available-for-sale ("AFS") at the time of purchase. Debt securities classified as "HTM" are reported at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. The Company has not classified any investment securities classified as held to maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2005, AFS securities totaled $34.7 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

         Presently, the Company has no high risk derivative instruments and no outstanding hedging activities. Management does not currently intend to purchase derivative instruments or enter into hedging activities.

         Investment and Other Securities. At June 30, 2005, the Company's investment securities portfolio totaled $20.2 million, or 6.2% of total assets as compared to $22.4 million, or 7.2% of total assets at June 30, 2004. During 2005, the Bank had $4.1 million in maturities, $4.2 in sales and $8.0 million in security purchases. Of the securities that matured, $4.0 million were called for early redemption. At June 30, 2005, the investment securities portfolio included $14.4 million in U.S. government and government agency bonds and $1.6 million in municipal bonds, $14.1 million of which are subject to early redemption at the option of the issuer. The remaining portfolio consists of $984,000 in FNMA preferred stock, $3.1 million in FHLB stock, and $500,000 in other securities. Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2005, excluding the FNMA preferred stock, was 37.4 months.

         Mortgage-Backed Securities. At June 30, 2005, MBS totaled $17.2 million, or 5.2%, of total assets as compared to $21.0 million, or 6.7%, of total assets at June 30, 2004. During fiscal 2005, the Bank had maturities and prepayments of $4.8 million and had purchases of $1.0 million in MBS. At June 30, 2005, the MBS portfolio included $1.3 million in adjustable-rate MBS, $8.7 million in fixed-rate MBS and $7.2 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2005 was 33.6 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Next Page

Investment Securities Analysis

         The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2005		2004		2003
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$14,373	69.85%	$11,314	50.55%	$3,662	42.29%
State and political subdivisions	1,600	7.78	777	3.47	1,304	15.06
FNMA preferred stock	984	4.78	1,002	4.48	1,018	11.76
Equity securities	---	---	3,415	15.25	---	---
FHLB stock	3,121	15.16	3,171	14.17	2,675	30.89
Other securities	500	2.43	2,704	12.07	---	---

Total	$20,578	100.00%	$22,383	100.00%	$8,659	100.00%

         The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2005.

	Available Securities for Sale June 30, 2005
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government, government agencies and other securities:
Due within 1 year	$ ---	$ ---	---%
Due after 1 year but within 5 years	13,518	13,400	3.85
Due after 5 years but within 10 years	1,465	1,473	4.83
Total	14,983	14,873	3.45

State and political subdivisions:
Due within 1 year	730	730	4.10
Due after 1 year but within 5 years	852	870	3.62
Due after 5 years but within 10 years	---	---	---
Total	1,582	1,600	3.84

No stated maturity:
FNMA preferred stock	1,000	984	5.09
FHLB stock	3,121	3,121	3.17
	4,121	4,105	3.64

Total Available for Sale	$20,686	$20,578	3.70%

Next Page

         The following table sets forth certain information at June 30, 2005 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS, which have adjustable rates, are shown at amortized cost as maturing at their next repricing date.

At June 30, 2005
(Dollars in thousands)
Amounts due:
Within 1 year	$ 1,311
After 1 year through 3 years	493
After 3 years through 5 years	---
After 5 years	15,606
Total	$17,410

         The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2005, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2005
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$16,099
Adjustable	1,311
Total	$17,410

         The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$ 2,705	$ 2,673	$ 3,634	$3,552	$ 5,979	$ 5,999
GNMA certificates	259	259	350	348	592	602
FNMA certificates	7,127	7,066	9,225	9,094	6,545	6,630
Collateralized mortgage obligations issued by government agencies	7,319	7,245	8,158	8,000	11,552	11,490
Collateralized mortgage obligations issued by private issuer	---	---	---	---	294	297

Total	$17,410	$17,243	$21,367	$20,994	$24,962	$25,018

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

Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$ 100	$ 15,658	6.97%
0.65	None	NOW Accounts	100	28,971	12.90
1.12	None	Savings Accounts	100	65,550	29.18
0.74	None	Money Market Deposit Accounts	1,000	14,560	6.48

		Certificates of Deposit
2.91%	91-day	Fixed-term/Fixed-rate	1,000	1,021	0.45
2.22	91-day	IRA Fixed-term/Fixed-rate	1,000	28	0.01
2.90	5 month	Fixed-term/Fixed-rate	1,000	1,712	0.76
2.71	6 month	Fixed-term/Fixed-rate	1,000	8,284	3.69
2.27	6 month	IRA Fixed-term/Fixed-rate	1,000	619	0.28
2.15	7 month	Fixed-term/Fixed-rate	1,000	186	0.08
2.30	9 month	Fixed-term/Fixed-rate	1,000	2,652	1.18
2.16	9 month	IRA Fixed-term/Fixed-rate	1,000	1,136	0.51
2.52	11 month	Fixed-term/Fixed-rate	1,000	7,473	3.33
2.44	11 month	IRA Fixed-term/Fixed-rate	1,000	1,329	0.59
2.32	12 month	Fixed-term/Fixed-rate	1,000	10,647	4.74
2.30	12 month	IRA Fixed-term/Fixed-rate	1,000	1,643	0.73
2.98	13 month	Fixed-term/Fixed-rate	1,000	8,838	3.93
2.98	13 month	IRA Fixed-term/Fixed-rate	1,000	645	0.29
3.27	15 month	Fixed-term/Fixed-rate	1,000	13,023	5.80
3.39	15 month	IRA Fixed-term/Fixed-rate	1,000	1,957	0.87
2.42	18 month	Fixed-term/Fixed-rate	1,000	1,572	0.70
3.09	18 month	IRA Fixed-term/Fixed-rate	1,000	518	0.23
2.54	24 month	Fixed-term/Fixed-rate	1,000	3,208	1.43
3.39	24 month	IRA Fixed-term/Fixed-rate	1,000	455	0.20
2.97	24 month	IRA Fixed-term/Variable rate	1,000	344	0.15
2.90	25 month	Fixed-term/Fixed-rate	1,000	2,641	1.18
2.98	25 month	IRA Fixed-term/Fixed-rate	1,000	274	0.12
2.72	29 month	Fixed-term/Fixed-rate	1,000	17	0.01
2.90	30 month	Fixed-term/Fixed-rate	1,000	333	0.15
3.23	35 month	Fixed-term/Fixed-rate	1,000	108	0.05
3.26	35 month	IRA Fixed-term/Fixed-rate	1,000	118	0.05
3.02	36 month	Fixed-term/Fixed-rate	1,000	8,001	3.56
2.84	36 month	IRA Fixed-term/Fixed-rate	1,000	2,613	1.16
3.94	48 month	Fixed-term/Fixed-rate	1,000	1,252	0.56
3.91	48 month	IRA Fixed-term/Fixed-rate	1,000	243	0.11
4.94	55 month	Fixed-term/Fixed-rate	1,000	5,733	2.55
4.90	55 month	IRA Fixed-term/Fixed-rate	1,000	1,021	0.45
4.26	60 month	Fixed-term/Fixed-rate	1,000	7,148	3.18
4.03	60 month	IRA Fixed-term/Fixed-rate	1,000	3,057	1.36
4.00	84 month	Fixed-term/Fixed-rate	1,000	74	0.03
3.77	96 month	Fixed-term/Fixed-rate	1,000	4	0

				$224,666	100.00%

Next Page

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2005. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$ 7,188
Over three through six months	4,762
Over six through twelve months	9,688
Over 12 months	12,085
Total	$33,723

Time Deposits by Rates

         The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2005	2004	2003
	(Dollars in thousands)

0.00 - 0.99%	$ ---	$ 13	$ ---
1.00 - 1.99%	9,291	40,381	32,138
2.00 - 2.99%	40,481	9,209	21,162
3.00 - 3.99%	36,306	14,629	10,209
4.00 - 4.99%	10,600	14,262	15,343
5.00 - 5.99%	3,036	3,834	5,854
6.00 - 6.99%	213	265	1,595

Total	$99,927	$82,593	$86,301

         The following table sets forth the amount and maturities of all time deposits at June 30, 2005.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

1.00 - 1.99%	$ 9,291	$ ---	$ ---	$ ---	$ ---	$ 9,291	9.30%
2.00 - 2.99%	31,358	8,108	991	24	----	40,481	40.51
3.00 - 3.99%	18,459	12,430	3,387	1,839	191	36,306	36.33
4.00 - 4.99%	970	6,790	1,028	204	1,608	10,600	10.61
5.00 - 5.99%	416	2,620	---	---	---	3,036	3.04
6.00 - 6.99%	213	---	---	---	---	213	0.21

Total	$60,707	$29,948	$5,406	$2,067	$1,799	$99,927	100.00%

Next Page

Deposit Flow

         The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2005			2004			2003
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 15,658	6.97%	$ 1,515	$ 14,143	6.67%	$ 1,432	$12,711	6.53%	$2,504
NOW checking	28,971	12.90	(1,607)	30,578	14.43	6,581	23,997	12.34	4,520
Savings accounts	65,550	29.18	636	64,914	30.63	8,134	56,780	29.19	742
Money market deposit	14,560	6.48	(5,171)	19,731	9.31	4,988	14,743	7.58	(4,231)
Fixed-rate certificates which mature(1):
Within one year	60,505	26.93	6,748	53,757	25.36	(1,116)	54,873	28.21	(1,713)
Within three years	35,214	15.67	12,503	22,711	10.71	5,594	17,117	8.80	248
After three years	3,865	1.72	(1,883)	5,748	2.71	(8,115)	13,863	7.13	3,645
Variable-rate certificates which mature within one year	202	0.09	40	162	0.08	(112)	274	0.14	---
Variable-rate certificates which mature within two years	141	0.06	(74)	215	0.10	41	174	0.09	(130)
Total	$224,666	100.00%	$12,707	$211,959	100.00%	$17,427	$194,532	100.00%	$ 5,585

___________________________

(1) At June 30, 2005, 2004 and 2003, certificates in excess of $100,000 totaled $33.7 million, $24.0 million and $26.1 million, respectively.

Next Page

         The following table sets forth the savings activities of the Bank for the periods indicated.

	At June 30,
	2005	2004	2003
	(Dollars in thousands)

Beginning Balance	$211,959	$194,532	$188,947

Net increase before interest credited	9,105	14,770	2,263
Interest credited	3,602	2,657	3,322
Net increase in savings deposits	12,707	17,427	5,585

Ending balance	$224,666	$211,959	$194,532

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

         Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2005, the Bank had $61.5 million in FHLB advances, of which $37.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $15.0 million in borrowings, all of which had fixed rates and original maturities of three to six years and $9.5 million in short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $73.8 million of its residential loans to the FHLB and has purchased $3.1 million in FHLB stock. At June 30, 2005, the Bank had additional borrowing capacity on its pledged residential loans from the FHLB of $32.3 million as compared to $32.9 million at June 30, 2004.

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

Next Page

         Southern Missouri Statutory Trust I used the proceeds of the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp is using the net proceeds for working capital and investment in its subsidiaries. Trust Preferred Securities qualify as Tier I Capital for regulatory purposes.

         The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ 9,500	$ 7,250	$ 5,500
Securities sold under agreements to repurchase	10,757	6,448	5,234
Total short-term borrowings	$20,257	$13,698	$10,734

Weighted average rate at year end	3.16%	1.24%	1.38%

	Year Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Short term FHLB advances
Daily average balance	$ 8,263	$ 6,845	$ 347
Weighted average interest rate	2.22%	1.27%	1.65%
Maximum outstanding at any month end	$16,750	$12,900	$5,500

Securities sold under agreements to repurchase
Daily average balance	$ 8,847	$ 6,341	$5,480
Weighted average interest rate	2.11%	1.15%	1.33%
Maximum outstanding at any month end	$13,231	$ 8,073	$7,444

Subordinated Debt
Daily average balance	$ 7,217	$ 2,904	$ ---
Weighted average interest rate	5.12%	4.02%	---%
Maximum outstanding at month end	$ 7,217	$ 7,217	$ ---

Subsidiary Activities

         The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2005 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

         Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2005, the Bank was in compliance with these reserve requirements.

         The Bank is authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2005, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 3.12% in 2005. The quarterly dividend is expected to float at a margin over three month libor.

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

         The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

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

         At June 30, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

         The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. See Footnote 12 in the notes to the consolidated financial statements for a description of the Company's regulatory capital compliance.

Next Page

         For a discussion of the Bank's capital position relative to its FDIC Capital requirements at June 30, 2005, see Note 12 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

Next Page

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

Next Page

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

Audits

         There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

         For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report.

Personnel

         As of June 30, 2005, the Company had 87 full-time employees and 7 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Next Page

Item 2. Description of Properties

         The following table sets forth certain information regarding the Bank's offices as of June 30, 2005.

Location	Year Opened	Building Net Book Value as of June 30, 2005	Land Owned/ Leased	Building Owned/ Leased
		(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$678	Owned	Owned

Branch Offices

Highway 60 Van Buren, Missouri	1982	43	Owned	Owned

1330 Highway 67 Poplar Bluff, Missouri	1976	4	Leased(1)	Owned

Highway PP Poplar Bluff, Missouri	2001	571	Owned	Owned

Business 60 West Dexter, Missouri	1979	71	Owned	Owned

301 First Street Kennett, Missouri	1982	876	Owned	Owned

302 Washington Doniphan, Missouri	2001	621	Owned	Owned

Highway 53 Quiln, Missouri	2000	52	Owned	Owned

______________________

(1) Lease expires on November 30, 2014 but includes options to renew at lessee's discretion.

Item 3. Legal Proceedings

         Except as set forth below, in the opinion of management, the Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Bank's ordinary business, the Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Bank.

         The Bank discovered there had been an adverse development with respect to a substandard loan, which resulted from allegedly fraudulent activities on the part of a significant borrower. Control over and access to a significant portion of the collateral underlying the loan is now the subject of litigation between the Bank and another financial institution with a non-performing loan to the same borrower. As a result, the Bank increased its provision for loan losses by $1.9 million as of June 28, 2005, or approximately $1.2 million on an after-tax basis. At the same time, the Bank reduced the value of the borrowers loans by $2.4 million. The remaining net loan balance after this write down and the application of the proceeds from the sale of a portion of the collateral securing the loans is approximately $300,000. The remaining collateral, over which the Bank has control or is able to gain control, will be sold at auction as soon as necessary arrangements can be made. To the extent this litigation is settled or resolved in favor of the Bank, a portion of

Next Page

this write down could be recovered . The Company cannot predict whether or to what extent such a recovery may occur.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

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

Item 7. Financial Statements

         Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2005 and 2004*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2005, 2004 and 2003*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2005, 2004 and 2003*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2005, 2004 and 2003*
(e)	Notes to Consolidated Financial Statements*

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

         On April 2, 2004, the Company engaged BKD, LLP ("BKD") as its independent accountant for the fiscal year ending June 30, 2005. Prior to April 2, 2004, the Company had engaged BKD for consulting services. The Company did not consult with BKD regarding (1) the application of accounting principles to a specific completed or proposed transaction, (2) the type of audit opinion that might be rendered on the company's financial statements or (3) the subject matter of a disagreement or reportable event with the former auditor (as set forth in Regulation S-B Item 304 (a)(1)(iv)(B)).

Next Page

Item 8A. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2005, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act

Directors

         Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 17, 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be field not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2005. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Next Page

Code of Ethics

         On January 20, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	188,515	10.70	19,000
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2005, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 13. Exhibits

Regulation S-B Exhibit Number	Document			Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant			++
3(ii)	Bylaws of the Registrant			++
10	Material contracts:
	(a)	Registrant's 1994 Stock Option Plan		*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans		*
	(c)	Employment Agreements:		**
		(i)	Greg A. Steffens	**
		(ii)	James W. Duncan	****
	(d)		Director's Retirement Agreements
		(ii)	Thadis R. Seifert	***
		(iv)	Leonard W. Ehlers	***
		(v)	James W. Tatum	***
		(vi)	Samuel H. Smith	***
		(vii)	Sammy A. Schalk	****
		(viii)	Ronnie D. Black	****
		(ix)	L. Douglas Bagby	****
		(x)	Rebecca McLane Brooks	*****
		(xi)	Charles R. Love	*****
		(xii)	Charles R. Moffitt	*****
	(e)		Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings			11
13	2004 Annual Report to Stockholders			13
14	Code of Conduct and Ethics			+++
21	Subsidiaries of the Registrant			21
23	Consent of Auditors			23
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

_______________________

*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
+++	Filed as an exhibit to the Current Report on Form 8-K filed on September 15, 2005.

Item 14. Principal Accountant Fees and Services

         Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 27, 2005	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors	September 27, 2005

By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 27, 2005

By:	/s/ Samuel H. Smith Samuel H. Smith Vice President and Director	September 27, 2005

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 27, 2005

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 27, 2005

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 27, 2005

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 27, 2005

By:	/s/ Charles R. Love Charles R. Love Director	September 27, 2005

By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 27, 2005

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document

11	Statement Regarding Computation of Per Share Earnings

13	2005 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

End.