Form 10-Q
period 2005-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2005-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes         X          No

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 14, 2005 2,232,816 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

INDEX

PART I.	Financial Information	PAGE NO.

Item 1.	Consolidated Financial Statements

	- Consolidated Balance Sheets	3

	- Consolidated Statements of Income and
	Comprehensive Income	4

	- Consolidated Statements of Cash Flows	5 - 6

	- Notes to Consolidated Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 18

Item 3.	Quantitative and Qualitative Dislcosures About Market Risk	19 - 20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22-23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	- Signature Page	23

	- Certifications	24 - 26

Next Page

PART I Item 1. Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND JUNE 30, 2005

ASSETS

	September 30, 2005	June 30, 2005
	(Unaudited)
Cash and cash equivalents	$ 5,605,348	$ 3,886,961
Available for sale securities	34,939,118	34,700,408
Stock in FHLB of Des Moines	3,733,000	3,121,100
Loans receivable, net of allowance for loan losses of $2,049,975 and $2,016,514 at September 30, 2005, and June 30, 2005, respectively	276,640,137	267,567,930
Accrued interest receivable	1,664,514	1,394,120
Premises and equipment, net	7,975,029	7,884,366
Bank owned life insurance - cash surrender value	6,548,542	6,485,757
Intangible assets, net	2,539,861	2,603,675
Prepaid expenses and other assets	1,836,520	2,715,311
Total assets	$ 341,482,069	$ 330,359,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 231,474,025	$ 224,665,697
Securities sold under agreements to repurchase	8,118,082	10,757,200
Advances from FHLB of Des Moines	67,750,000	61,500,000
Accounts payable and other liabilities	936,676	718,991
Accrued interest payable	584,995	497,241
Subordinated debt	7,217,000	7,217,000
Total liabilities	316,080,778	305,356,129
Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,380,371	17,363,542
Retained earnings	21,011,794	20,531,752
Treasury stock of 724,410 shares at 09/30/05 and 06/30/2005, at cost	(12,702,489)	(12,702,489)
Unearned employee benefits	(44,513)	(45,763)
Accumulated other comprehensive loss	(273,444)	(173,115)
Total stockholders' equity	25,401,291	25,003,499
Total liabilities and stockholders' equity	$ 341,482,069	$ 330,359,628

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)

	Three months ended
	September 30,
	2005	2004
INTEREST INCOME:
Loans	$4,401,694	$ 3,798,722
Investment securities	189,057	180,051
Mortgage-backed securities	153,284	188,945
Other interest-earning assets	5,963	3,506
Total interest income	4,749,998	4,171,224
INTEREST EXPENSE:
Deposits	1,402,699	990,930
Securities sold under agreements to repurchase	64,317	19,591
Advances from FHLB of Des Moines	819,032	757,468
Subordinated debt	115,504	80,478
Total interest expense	2,401,552	1,848,467
NET INTEREST INCOME	2,348,446	2,322,757
PROVISION FOR LOAN LOSSES	120,000	150,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,228,446	2,172,757
NONINTEREST INCOME:
Net gains on sales of available for sale securities	-	120,993
Customer service charges	322,995	323,181
Loan late charges	29,081	28,392
Increase in cash surrender value of bank owned life insurance	62,785	42,363
Other	125,161	176,133
Total noninterest income	540,022	691,062
NONINTEREST EXPENSE:
Compensation and benefits	903,568	860,423
Occupancy and equipment, net	307,057	331,907
SAIF deposit insurance premium	7,590	7,586
Professional fees	59,337	40,908
Advertising	40,083	38,876
Postage and office supplies	80,765	63,186
Amortization of intangible assets	63,814	63,814
Other	269,709	236,008
Total noninterest expense	1,731,923	1,642,708
INCOME BEFORE INCOME TAXES	1,036,545	1,221,111

INCOME TAXES	355,550	428,369

NET INCOME	680,995	792,742

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gains on AFS securities	(100,329)	503,029
Adjustment for gains included in net income	-	(76,226)
Total other comprehensive income (loss)	(100,329)	426,803
COMPREHENSIVE INCOME	$ 580,666	$ 1,219,545
Basic earnings per common share	$0.31	$0.36
Diluted earnings per common share	$0.30	$0.35
Dividends per common share	$0.09	$0.09

See Notes to Consolidated Financial Statements

Next Page

PART I: FINANCIAL INFORMATION
SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (Unaudited)

	Three months ended
	September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$ 680,995	$ 792,742
Items not requiring (providing) cash:
Depreciation	159,069	161,344
MRP, ESOP and SOP expense	18,079	56,933
Net realized gains on sale of available for sale securities	-	(120,993)
Loss on sale of foreclosed assets	-	9,272
Amortization of intangible assets	63,814	63,814
Increase in cash surrender value of bank owned life insurance	(62,785)	(42,363)
Provision for loan losses	120,000	150,000
Amortization of premiums and discounts on securities	17,030	35,059
Deferred income taxes	-	(81,186)
Changes in:
Accrued interest receivable	(270,394)	(159,220)
Prepaid expenses and other assets	(141,778)	(223,613)
Accounts payable and other liabilities	1,327,179	497,844
Accrued interest payable	87,754	(5,834)
Net cash provided by operating activities	1,998,963	1,133,799
Cash flows from investing activities:
Net increase in loans	(9,244,583)	(9,457,771)
Proceeds from sales of available for sale securities	-	1,345,293
Proceeds from maturities of available for sale securities	1,718,554	2,380,290
Purchases of Federal Home Loan Bank stock	(611,900)	(333,700)
Purchases of available-for-sale securities	(2,133,547)	(1,820,246)
Purchases of premises and equipment	(227,356)	(69,966)
Proceeds from sale of land	-	25,000
Proceeds from sale of foreclosed assets	-	30,810
Net cash used in investing activities	(10,498,832)	(7,900,290)
Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(6,970,236)	(1,660,588)
Net increase in certificates of deposits	13,778,564	1,643,386
Net decrease in securities sold under agreements to repurchase	(2,639,119)	(899,065)
Proceeds from Federal Home Loan Bank advances	28,250,000	22,050,000
Repayments of Federal Home Loan Bank advances	(22,000,000)	(13,300,000)
Dividends paid on common stock	(200,953)	(203,580)
Purchases of treasury stock	-	(384,250)
Net cash provided by financing activities	10,218,256	7,245,903
Increase in cash and cash equivalents	1,718,387	479,412
Cash and cash equivalents at beginning of period	3,886,961	4,582,225
Cash and cash equivalents at end of period	$ 5,605,348	$ 5,061,637

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Three months ended
	September 30,
	2005	2004
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 30,000	$ 4,000
Conversion of loans to equipment	22,376	-

Cash paid during the period for:
Interest (net of interest credited)	$ 988,074	$ 905,870

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of the Company as of June 30, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2005, Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2005 and 2004.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair value:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 16,623,040	$ -	$ (177,238)	$ 16,445,802
Obligations of state and political subdivisions	1,182,055	23,081	(9,003)	1,196,133
FNMA preferred stock	1,000,000	-	(7,500)	992,500
Other securities	500,000		-	500,000
Mortgage-backed securities	16,068,092	24,123	(287,532)	15,804,683
Total investments and mortgage-backed securities	$ 35,373,187	$ 47,204	$ (481,273)	$ 34,939,118

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 14,482,985	$ 19,300	$ (128,981)	$ 14,373,304
Obligations of state and political subdivisions	1,582,148	26,538	(8,493)	1,600,193
FNMA preferred stock	1,000,000	-	(16,000)	984,000
Other securities	500,000	-	-	500,000
Mortgage-backed securities	17,410,091	32,115	(199,295)	17,242,911
Total investments and mortgage-backed securities	$ 34,975,224	$ 77,953	$ (352,769)	$ 34,700,408

Next Page

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005.

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$13,524,299	$ (98,741)	$ 2,921,503	$ (78,497)	$ 16,445,802	$ (177,238)
Obligations of state and political subdivisions	667,409	(2,591)	257,767	(6,412)	925,176	(9,003)
FNMA preferred stock	992,500	(7,500)	-	-	992,500	(7,500)
Mortgage-backed securities	9,968,567	(163,312)	4,512,721	(124,220)	14,481,288	(287,532)
Total investments and
mortgage-backed securities	$ 25,152,775	$ (272,144)	$ 7,691,991	$ (209,129)	$ 32,844,766	$ (481,273)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005.

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 8,529,013	$ (54,498)	$ 2,925,516	$ (74,483)	$ 11,454,529	$ (128,981)
Obligations of state and political subdivisions	925,952	(8,493)	-	-	925,952	(8,493)
FNMA preferred stock	984,000	(16,000)	-	-	984,000	(16,000)
Mortgage-backed securities	10,971,366	(96,196)	4,742,866	(103,099)	15,714,232	(199,295)
Total investments and
mortgage-backed securities	$ 21,410,331	$ (175,187)	$ 7,668,382	$ (177,582)	$ 29,078,713	$ (352,769)

Note 3: Loans

Loans are summarized as follows:

	September 30,	June 30,
	2005	2005
Real Estate Loans:
Conventional	$ 127,948,138	$ 125,775,000
Construction	8,126,025	8,557,307
Commercial	60,926,970	58,143,981
Consumer loans	21,007,089	21,413,427
Commercial loans	63,793,915	59,284,196
	281,802,137	273,173,911
Loans in process	(3,163,397)	(3,626,953)
Deferred loan fees, net	51,372	37,486
Allowance for loan losses	(2,049,975)	(2,016,514)
Total loans	$ 276,640,137	$ 267,567,930

Note 4: Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2005	2005
Non-interest bearing accounts	$ 17,418,819	$ 15,658,008
NOW accounts	27,524,880	28,970,548
Money market deposit accounts	11,715,673	14,559,584
Savings accounts	61,108,889	65,550,357
Certificates	113,705,764	99,927,200
Total deposits	$ 231,474,025	$ 224,665,697

Next Page

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three month periods ended September 30, 2005 and 2004.

	Three Months Ended
	September 30,
	2005	2004

Net income	$ 680,995	$ 792,742
Average Common shares - outstanding basic	2,223,765	2,231,856
Stock options under treasury stock method	52,812	63,798
Average Common share - outstanding diluted	2,276,577	2,295,654
Basic earnings per common share	$ 0.31	$ 0.36
Diluted earnings per common share	$ 0.30	$ 0.35

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which requires the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R was adopted during the first quarter of fiscal 2006 for the Company primarily due to the transition from a small business filer to a full filer; therefore, the following table only shows pro forma compensation expense for the September 2004 quarter. In the table, net income and earnings per share are displayed as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R "Accounting for Stock Based Compensation".

	Three Months Ended
	September 30,
	2005	2004

Net income, as reported	$ 680,995	$ 792,742
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	-	56,933
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	-	(70,213)
Pro forma net income attributable to common stock	$ 680,995	$ 779,462
Basic -as reported	$0.31	$ 0.36
Basic -pro forma	-	$ 0.35
Diluted -as reported	$0.30	$ 0.35
Diluted -pro forma	-	$ 0.35

Note 7: Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The Company's intent is to continue the ESOP for fiscal 2006. The Company has been accruing $15,000 per month for ESOP expenses this year and intends to purchase shares for distribution to participants in late fiscal 2006.

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

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of September 30, 2005, a total of 88,645 shares have been repurchased. The number of shares, as of September 30, 2005, held as treasury stock was 724,410.

Next Page

PART I Item 2
Southern Missouri Bancorp, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The consolidated condensed balance sheet of the Company as of June 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at September 30, 2005 and the results of operations for the three-month period ended September 30, 2005 and 2004, respectively.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2005 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 11 in the Company's 2005 Annual Report. During the first quarter of fiscal 2006, the Company adopted FASB 123R primarily due to the change in filing status of the Company from a small business filer to a full filer.

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

During the first three months of fiscal 2006, we grew our balance sheet an additional $11.1 million, which was consistent with the growth initiatives we have employed during recent periods. This additional growth primarily reflected a $9.1 million increase in total loans and a $6.8 million increase in deposits and a $6.3 million increase in borrowed funds. The growth in loans was primarily due to our continued strong levels of growth in one-to-four family residential loans and in both commercial and commercial real estate loans. The new deposits were a result of special certificates of deposit offerings and the purchase of brokered deposits. The increase in borrowed funds was an increase in Federal Home Loan Bank of Des Moines overnight borrowings.

Our net income for the first quarter of 2006 decreased 14.1% to $681,000 as compared to the same period of the prior year; the decrease in net income was primarily due to a 21.9% decrease in non-interest income, partially offset by the 20.0% decrease in provision for loan losses. During the quarter, FHLB of Des Moines changed its dividend policy which reduced income by approximately $30,000. Diluted earnings per share for the first quarter of 2006 was $0.30 as compared to $0.35 for the first quarter of 2005. In the September 2004 quarter, the Company recognized a $159,000, or a $.05, per diluted share on dividend income and gains on the sale of equities. For the three month period ended September 30, 2005, our growth in interest income was derived primarily from the overall growth in our balance sheet and the increase in yields earned; and the increase in interest expense reflected the growth in our interest-bearing liabilities and increases in prevailing interest rates.

Short-term market interest rates generally increased during the first three months of fiscal 2006 following increases during the entirety of fiscal 2005. The Federal Open Market Committee of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings beginning in June 2004 to the current rate of 3.75%. Intermediate-term market interest rates and long-term market interest rates have increased during the first three months of fiscal 2006; but not at the same pace as short term interest rates. The result of these market interest rate changes was a continued flattening of the market yield curve during the first three months of 2006. In this rate environment, our net interest margin decreased 12 basis points when comparing the first quarter of 2006 with the corresponding period in 2005, as our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. The $26,000 increase in the first quarter of 2006 in our net interest income, when compared to the corresponding periods in 2005, reflects the approximate 5.34% growth in our total average interest-earning assets over the comparable periods.

Next Page

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of gains on the sales of available-for-sale securities, service charges, ATM and loan fees and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses and other general operating expenses. In the three months ended September 30, 2005, compared to the three months ended September 30, 2004, non-interest income decreased primarily due to the decrease in the gain on sale of equities and the dividend earned on equities owned. In the three months ended September 30, 2005, compared to the three months ended September 30 2004, non-interest expense increased primarily in the categories of salaries and benefits, professional fees and supplies.

We expect assets to remain relatively stable for the upcoming quarter. The primary funding for any asset growth is expected to come from retail deposits, overnight borrowings and brokered certificates of deposit. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by trying to expand in new market areas. In the current market areas, there is high level of competition for deposits. We have been successful in attracting deposits in fiscal 2005 and the first three months of 2006. While it is our intentions to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods; therefore, we maybe coming more reliant on brokered deposits in the future. We will continue to explore branch expansion opportunities in market areas that present significant opportunities for our business model.

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

The Company's total assets increased by $11.1 million, or 3.4%, to $341.5 million at September 30, 2005, as compared to $330.4 million at June 30, 2005. Loans increased $9.1 million, or 3.4%, to $276.6 million, as compared to $267.6 million at June 30, 2005. The Company continues to focus on generating loan growth in commercial and residential loans as indicative of commercial, commercial real estate and one-to four residential growth of $4.5 million, $2.7 million and $2.2 million, respectively. Cash balances increased $1.7 million, or 44.2%, to $5.6 million, as compared to $3.9 million at June 30, 2005.

Asset growth has been funded primarily with increased deposits and FHLB overnight borrowings which have increased $6.8 million and $6.3 million, respectively since June 30, 2005, partially offset by a decrease in securities sold under agreements to repurchase which decreased $2.6 million. The 3.0% increase in total deposits primarily reflects an increase in certificates of deposit of $13.8 million which included a $2.9 million increase in brokered certificates of deposit. This increase was partially offset by a decrease in savings and money market demand accounts of $4.4 million and $2.8 million, respectively, since June 30, 2005. The increase reflects the emphasis being placed on attracting new deposit accounts to replace FHLB overnight borrowings in a rising rate environment. Securities sold under agreements to repurchase decreased 24.5% primarily due to the seasonality of the customers holding the agreements.

Total stockholders' equity increased $398,000, or 1.6%, to $25.4 million at September 30, 2005 as compared to $25.0 million at June 30, 2005. The increase was primarily due to net income, partially offset by cash dividends paid and the decrease in market value of the investment portfolio.

Average Balance Sheet for the Three Months Ended September 30, 2005 and 2004

The table on the following page presents certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three-month periods ending September 30, 2005 and 2004. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Next Page

	For the three month period ended
	September 30, 2005			September 30, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning Assets:
Mortgage Loans (1)	$ 191,033,574	$ 3,020,888	6.33%	$182,276,304	$2,760,726	6.06%
Other Loans (1)	81,902,045	1,380,806	6.74	72,357,116	1,037,996	5.74
Total Net Loans	272,935,619	4,401,694	6.45	254,633,420	3,798,722	5.97
Mortgage-backed securities	16,857,032	153,284	3.64	20,713,615	188,945	3.65
Investment securities (2)	21,740,693	189,057	3.48	20,232,304	180,051	3.56
Other interest-earning assets	2,831,697	5,963	0.37	2,926,767	3,506.48
Total Interest Earning Assets (1)	314,365,041	4,749,998	6.04	298,506,106	4,171,224	5.59
Other noninterest-earning assets (5)	21,379,804	-	-	18,734,914	-	-
Total Assets	$ 335,744,845	$ 4,749,998		$ 317,241,020	$ 4,171,224
Interest-bearing liabilities:
Savings accounts	63,280,601	406,080	2.57	68,270,908	313,152	1.84
NOW accounts	28,148,071	85,737	1.22	28,814,554	74,282	1.03
Money market accounts	13,308,554	55,142	1.66	17,266,876	54,161	1.25
Certificates of deposit	106,087,746	855,740	3.23	81,390,328	549,335	2.70
Total Interest Bearing Deposits	210,824,972	1,402,699	2.67	195,742,666	990,930	2.02
Borrowings:
Securities sold under agreements to repurchase	9,083,398	64,317	2.83	5,957,597	19,591	1.32
FHLB advances	64,357,609	819,032	5.09	64,928,261	757,468	4.67
Subordinated debt	7,217,000	115,504	6.40	7,217,000	80,478	4.46
Total interest bearing Liabilities	291,482,979	2,401,552	3.30	273,845,524	1,848,467	2.70
Noninterest bearing demand deposits	16,401,239	-		14,427,191	-
Other liabilities	2,662,383	-		2,590,800	-
Total Liabilities	310,546,601	-		290,863,515	-
Stockholders' Equity	25,198,244	-		26,377,505	-
Total Liabilities and Stockholders Equity	$ 335,744,845	$ 2,401,552		317,241,020	1,848,467
Net interest income		2,345,068			2,322,757

Interest rate spread (3)			2.74%			2.89%
Net interest margin (4)			2.98%			3.11%

Ratio of average interest- earning assets to average interest-bearing liabilities	107.85%			109.03%

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
(5) Includes average balances for fixed assets and BOLI of $8.0 million and $6.5 million for the three month period of September 30, 2005, as compared to $6.0 million and $4.3 million for the same period of the prior year.

Next Page

Results of Operations - Comparison of the three month periods ended September 30, 2005 and 2004

General. Net income for the three month period ended September 30, 2005 was $681,000 as compared to net income of $793,000 earned during the same period of the prior year. Basic and diluted earnings per share for the first quarter of 2006 were $0.31 and $0.30 compared to $0.36 and $0.35, respectively, for the first quarter of 2005. Our annualized return on average assets was .81% for the first three months of 2006 compared to 1.00% for the first three months of 2005. Our return on average stockholders' equity was 10.81% for the first three months of 2006 and 12.02% for the first three months of 2005. The decreases in these ratios were primarily due to the lower net income for the three-month period and the increases in average assets and average equity. The increase in average assets reflects our balance sheet growth during a period of narrowing interest margins and a flattening market yield curve.

Net Interest Income. Net interest income for the three months ended September 30, 2005 increased $26,000 as compared to the same period of the prior year. This increase primarily reflected our growth initiatives that resulted in increases in the average balances for both interest-bearing assets and interest-bearing liabilities. Our net interest rate spread was 2.75% for the three-month period September 30, 2005 as compared to 2.89% for the same period of the prior year. The pro-forma net interest rate spread for the three month period which included anticipate 4.02% FHLB dividend which was not received would have been 2.79%. For the first quarter of 2006, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 2.99% as compared to 3.11% for the same period of the prior year; and with the anticipated FHLB dividend, net interest margin would have been 3.03%.

Interest Income. Total interest income for the three-month period ended September 30, 2005 increased by $579,000, or 13.9%, to $4.7 million. The increase for the three month period ended September 30, 2005 was primarily due to a $15.9 million, or 5.3%, increase in the average balance of interest-earning assets to $314.4 million and the 45 basis point increase in weighted average yields earned. The increase in average interest-earning assets was consistent with the growth initiatives employed during the period. For the three month period ended September 30, 2005, the average interest rate on interest-earning assets was 6.04%, as compared to 5.59% for the same period of the prior year.

Interest Expense. Total interest expense for the three-month period ended September 30, 2005 increased by $553,000, or 29.9%, to $2.4 million. The increase for the three-month period was primarily due to the increase in the average balance of total interest-bearing liabilities of $17.6 million and the increase in the weighted average cost of funds of 60 basis points. The increase in the average balance of interest-bearing liabilities was primarily used to fund asset growth. The increase in the weighted average cost of funds was primarily due to an increase in short term rates resulting in an increase in the costs for deposits, repurchase agreements, overnight borrowings and interest costs associated with the junior subordinated debt.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2005 was $120,000 as compared to $150,000 for the same period of the prior year. Although, we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change and other conditions will differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. Noninterest income decreased $151,000 for the three-month period ended September 30, 2005 as compared to the same period of the prior year. The decrease was primarily due to the decrease in the net gain on sale of equities ($121,000) and the dividends earned on equities owned ($39,000). Excluding the aforementioned net gain on sale and dividends earned on equities in the same period of the prior year, non-interest income would have increased $9,000, or 1.3%. Service charge income including insufficient fund income remained stable at $323,000.

Noninterest Expense. Noninterest expense increased $89,000, or 5.4% for the three-month period ended September 30, 2005, as compared to the same period of the prior year. The increase in noninterest expense was primarily due to increased salaries and benefits, professional fees and supplies. As the Company continues to grow its balance sheet, noninterest expense will continue to increase due to compensation, expenses related to customer expansion and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income,e was 60.0% for the first quarter as compared to 54.5% for the same period of the prior year. Excluding the aforementioned non-interest income, the efficiency ratio for the September 30, 2004 period would have been 57.5%. Our ratio of annualized non-interest expense to average total assets for the first quarter was 2.06% as compared to 2.07% for the same period of the prior year.

Income Taxes. The income taxes for the three-month period ended September 30, 2005 decreased $73,000, as compared to the same period of the prior year. The decrease in provision for income taxes was primarily due to decrease in net income before income taxes. Our effective tax rate for the first three-months of 2005 was 34.3%, as compared to 35.1% for the same period of the prior year. The decrease in the effective tax rate was primarily due to changes in the tax deductibility of some benefit plan expenses.

Next Page

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2005 and 2004:

	2005	2004
Balance, beginning of period	$ 2,016,514	$ 1,978,491
Loans charged off:
Residential real estate	(2,939)	(6,760)
Commercial business	(65,272)	-
Consumer	(27,977)	(34,388)
Gross charged off loans	(96,188)	(41,148)
Recoveries of loans previously charged off:
Consumer	9,649	6,713
Gross recoveries of charged off loans	9,649	6,713
Net charge offs	(86,539)	(34,435)
Provision charged to expense	120,000	150,000
Balance, end of period	$ 2,049,975	$ 2,094,056
Ratio of net charge offs during the period
to average loans outstanding during the period	.03%	.01%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses though the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $33,000 to $2.0 million at September 30, 2005 from June 30, 2005. At September 30, 2005, the Bank had $1.6 million, or .48% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $2.2 million, or .68% of assets at September 30, 2004. At September 30, 2005, the Company had classified assets of substandard and doubtful of $1.6 million and $52,000.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

Loans past maturity/delinquent 90 days or more	09/30/05	06/30/05	09/30/04
Residential real estate	$ 155,000	$ 130,000	$ 32,000
Commercial	398,000	394,000	8,000
Consumer	52,000	47,000	68,000
Total loans past maturity/delinquent 90 days or more	605,000	571,000	108,000
Foreclosed real estate or other real estate owned	117,000	87,000	127,000
Other repossessed assets	33,000	7,000	44,000
Total nonperforming assets	$ 755,000	$ 665,000	$ 279,000
Percentage nonperforming assets to total assets	0.22%	0.20%	0.07%
Percentage nonperforming loans to net loans	0.22%	0.21%	0.04%

Next Page

Liquidity Resources

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operation. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including interest rates, general and local economic conditions and competition in the marketplace. The Bank relies on FHLB advances and on brokered deposits as an additional source for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2005, the Company had outstanding commitments to fund approximately $29.3 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations, FHLB overnight borrowings and if needed brokered deposits. At September 30, 2005, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $96.5 million of which $67.8 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $66.8 million at September 30, 2005. Along with the ability to borrow from FHLB, we believe that these and other liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company is subject to minimum regulatory capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of September 30, 2005 and June 30, 2005, the Company and the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of June 15, 2004, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that have changed the Bank's classification.

The Company and significant subsidiary bank's actual capital amounts and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	32,178,000	13.29%	19,366,000	8.0%		N/A
Southern Missouri Bank & Trust	27,591,000	11.40	19,366,000	8.0	24,208,000	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	30,128,000	12.45	9,683,000	4.0		N/A
Southern Missouri Bank & Trust	25,541,000	10.55	9,683,000	4.0	14,525,000	6.0

Tier I Capital (to Average Assets)
Consolidated	30,128,000	8.32	14,481,000	4.0		N/A
Southern Missouri Bank & Trust	25,541,000	7.75	13,186,000	4.0	16,482,000	5.0

Next Page

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	31,574,000	13.42%	18,825,000	8.0%		N/A
Southern Missouri Bank & Trust	26,958,000	11.46	18,825,000	8.0	23,531,000	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	29,558,000	12.56	9,412,000	4.0		N/A
Southern Missouri Bank & Trust	24,942,000	10.60	9,412,000	4.0	14,119,000	6.0

Tier I Capital (to Average Assets)
Consolidated	29,558,000	8.34	14,183,000	4.0		N/A
Southern Missouri Bank & Trust	24,942,000	7.76	12,849,000	4.0	16,061,000	5.0

Next Page

PART I: Item 3 Quantitative and Qualitative Disclosures About Market Risk
Southern Missouri Bancorp, Inc.

Asset and Liability Management and Market Risk

The goal of the Company's asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Bank to an excessive level of interest rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the anticipated repricing intervals of interest-earning assets and interest-bearing liabilities. At times however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

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

During the first three months of fiscal year 2006, fixed rate residential loan production totaled $7.4 million as compared to $4.8 million during the same period of the prior year. At September 30, 2005 the fixed rate residential loan portfolio was $87.0 million with a weighted average maturity of 188 months as compared to $82.5 million at September 30, 2004 with a weighted average maturity of 187 months. The Company originated $2.7 million in adjustable-rate residential loans during the three month period ended September 30, 2005 as compared to $3.3 million during the same period of the prior year. At September 30, 2005, fixed rate loans with remaining maturities in excess of 10 years totaled $72.8 million, or 26.3% of loans receivable as compared to $73.8 million, or 28.4% of loans receivable at September 30, 2004. The Company originated $6.8 million of fixed rate commercial loans for three month period ended September 30, 2005 as compared to $7.7 million at September 30, 2004. The Company originated $21.6 million in adjustable rate commercial loans during the three month period ended September 30, 2005 as compared to $19.7 million during the same period of the prior year. At September 30, 2005, home equity loans increased to $7.5 million as compared to $6.9 million at September 30, 2004. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than 3.75 years. Management continues to focus on customer retention, customer satisfaction and offering new products to customers to increase less rate sensitive deposit accounts. During the first three month period of fiscal 2006, we have offered special rate/term certificate of deposits in order to reduce the amount of FHLB overnight borrowings resulting in an increase of $29.5 million in certificate of deposits as compared to the same period of the prior year. We feels that the cost of overnight borrowings will continue to increase due to the predictions of the Federal Open Market Committee continuing to raise rates at several of the upcoming meetings; therefore, management decide to lock in an interest rate. We have increased the brokered deposits during the first three month period of fiscal 2005 by $2.9 million.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2005 management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

Next Page

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$18,459	$(12,194)	(40)%	5.42%	-3.59%
+200	23,469	(7,184)	(23)%	6.90%	-2.11%
+100	27,598	(3,056)	(10)%	8.24%	-.77%
NC	30,653	-	-	9.01%
-100	32,485	1,832	6%	9.55%	.54%
-200	33,296	2,643	9%	9.87%	.86%
-300	34,609	3,956	13%	10.17%	1.16%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank's loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Bank's Board of Directors (the "Board") is responsible for reviewing the Bank's asset and liability policies. The Board's Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank's management is responsible for administering the policies and determinations of the Board with respect to the Bank's asset and liability goals and strategies.

Next Page

PART I: Item 4 Controls and Procedures
Southern Missouri Bancorp, Inc.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending June 30, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that, if any control deficiencies are identified, they will be remediated before the end of the 2006 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Next Page

PART II: - Other Information
Southern Missouri Bancorp, Inc.

Item 1 - Legal Proceedings

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

The Bank discovered there had been an adverse development with respect to a substandard loan, which resulted from allegedly fraudulent activities on the part of a significant borrower. Control over and access to a significant portion of the collateral underlying the loan is now the subject of litigation between the Bank and another financial institution with a non-performing loan to the same borrower. As a result, the Bank increased its provision for loan losses by $1.9 million as of June 28, 2005, or approximately $1.2 million on an after-tax basis. At the same time, the Bank reduced the value of the borrowers loans by $2.4 million. The remaining net loan balance after this write down and the application of the proceeds from the sale of a portion of the collateral securing the loans is approximately $300,000. The remaining collateral, over which the Bank has control or is able to gain control, will be sold at auction as soon as necessary arrangements can be made. To the extent this litigation is settled or resolved in favor of the Bank, a portion of this write down could be recovered. The Company cannot predict whether or to what extent such a recovery may occur.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
07/01/2005 thru 07/31/2005	-	-	-	26,355
08/01/2005 thru 08/31/2005	-	-	-	26,355
09/01/2005 thru 09/30/2005	-	-	-	26,355
Total	-	-	-	26,355

Item 3 - Defaults upon Senior Securities

              Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	On October 17, 2005, the Company held its Annual Meeting of Stockholders.
(b)	At the meeting Mr. James W. Tatum, Mr. Ronnie D. Black and Ms. Rebecca McLane Brooks were elected to three-year terms to expire in 2008 and the Company's proposal to appoint BKD, LLP as the Company's auditors for the fiscal year end June 30, 2005 was also approved.

(c)	The results of the voting on each of the proposals were as follows:

(i)	The election of Mr. James W. Tatum as a director of the Company;
	VOTES	FOR	WITHHELD
	1,849,257	1,567,884	281,373

(ii)	The election of Mr. Ronnie D. Black as a director of the Company;
	VOTES	FOR	WITHHELD
	1,849,257	1,557,938	291,319

Next Page

(iii)	The election of Ms. Rebecca McLane Brooks
	VOTES	FOR	WITHHELD
	1,849,257	1,605,252	244,005

	The proposal to appoint BKD, LLP as the Company's auditors;
	VOTES	FOR	AGAINST	ABSTAIN
	1,849,257	1,843,005	2,901	3,351

Item 5	-	Other Information None
Item 6	-	Exhibits
		(a)	Exhibits
			(3)	(a)	Certificate of Incorporation of the Registrant++
			(3)	(b)	Bylaws of the Registrant++
			(4)		Form of Stock Certificate of Southern Missouri Bancorp+++
			10		Material Contracts
					(a)	Registrant's Stock Option Plan*
					(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
					(c)	Employment Agreements
						(i)	Greg A. Steffens**
						(ii)	James W. Duncan****
					(d)	Director's Retirement Agreements
						(i)	Thadis R. Seifert***
						(iii)	James W. Tatum***
						(iv)	Samuel H. Smith***
						(v)	Sammy A. Schalk****
						(vi)	Ronnie D. Black****
						(vii)	L. Douglas Bagby****
						(viii)	Rebecca McLane Brooks*****
						(ix)	Charles R. Love*****
						(x)	Charles R. Moffitt*****
					(e)	Tax Sharing Agreement***
			31		Rule 13a-14(a) Certification
			32		Section 1350 Certification

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
+++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2004.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date:	November 14, 2005	By:	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date:	November 14, 2005	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End.