Form 10-Q
period 2005-12-30
SOUTHERN MISSOURI BANCORP INC
filed 2006-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Large accelerated filer	Accelerated filer	Non-accelerated filer

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at February 13, 2006 2,232,816 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

INDEX

PART I.	Financial Information	PAGE NO.

Item 1.	Consolidated Financial Statements

	- Consolidated Balance Sheets	3

	- Consolidated Statements of Income and
	Comprehensive Income	4

	- Consolidated Statements of Cash Flows	5 - 6

	- Notes to Consolidated Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 20

Item 3.	Quantitative and Qualitative Dislcosures About Market Risk	21 - 22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	- Signature Page	25

	- Certifications	26 - 28

Next Page

PART I Item 1.  Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND JUNE 30, 2005

ASSETS
	December 31, 2005	June 30, 2005
	(Unaudited)
Cash and cash equivalents	$ 11,084,334	$ 3,886,961
Available for sale securities	36,552,154	34,700,408
Stock in FHLB of Des Moines	2,748,300	3,121,100
Loans receivable, net of allowance for loan losses of $2,036,757 and $2,016,514 at December 31, 2005, and June 30, 2005, respectively	275,856,615	267,567,930
Accrued interest receivable	1,736,893	1,394,120
Premises and equipment, net	8,819,483	7,884,366
Bank owned life insurance - cash surrender value	6,610,623	6,485,757
Intangible assets, net	2,476,047	2,603,675
Prepaid expenses and other assets	2,321,692	2,715,311
Total assets	$ 348,206,141	$ 330,359,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 253,304,746	$ 224,665,697
Securities sold under agreements to repurchase	8,052,554	10,757,200
Advances from FHLB of Des Moines	52,000,000	61,500,000
Accounts payable and other liabilities	1,197,495	718,991
Accrued interest payable	698,367	497,241
Subordinated debt	7,217,000	7,217,000
Total liabilities	322,470,162	305,356,129
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,394,146	17,363,542
Retained earnings	21,489,753	20,531,752
Treasury stock of 724,410 shares at 09/30/05 and 06/30/2005, at cost	(12,702,489)	(12,702,489)
Unearned employee benefits	(43,263)	(45,763)
Accumulated other comprehensive loss	(431,740)	(173,115)
Total stockholders' equity	25,735,979	25,003,499
Total liabilities and stockholders' equity	$ 348,206,141	$ 330,359,628

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$ 4,554,981	$ 3,933,269	$ 8,956,675	$ 7,731,992
Investment securities	248,719	187,651	437,776	367,703
Mortgage-backed securities	145,200	186,779	298,484	375,724
Other interest-earning assets	67,401	3,973	73,364	7,477
Total interest income	5,016,301	4,311,672	9,766,299	8,482,896
INTEREST EXPENSE:
Deposits	1,757,414	1,045,074	3,160,113	2,036,004
Securities sold under agreements to repurchase	81,092	30,334	145,410	49,925
Advances from FHLB of Des Moines	729,566	766,245	1,548,598	1,523,713
Subordinated debt	121,885	86,457	237,388	166,935
Total interest expense	2,689,957	1,928,110	5,091,509	3,776,577
NET INTEREST INCOME	2,326,344	2,383,562	4,674,790	4,706,319
PROVISION FOR LOAN LOSSES	85,000	95,000	205,000	245,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,241,344	2,288,562	4,469,790	4,461,319
NONINTEREST INCOME:
Net gains on sales of available for sale securities	-	230,514	-	351,508
Banking service charges	305,300	313,366	628,295	636,546
Loan late charges	27,210	39,644	56,290	68,036
Increase in cash surrender value of bank owned life insurance	62,081	60,686	124,866	103,050
Other income	138,225	119,868	263,386	296,001
Total noninterest income	532,816	764,078	1,072,837	1,455,141
NONINTEREST EXPENSE:
Compensation and benefits	925,372	879,035	1,828,940	1,739,458
Occupancy and equipment, net	347,295	298,672	654,352	630,580
Professional fees	37,881	28,821	97,218	69,729
Advertising	44,745	43,788	84,827	82,664
Postage and office supplies	68,983	57,718	149,748	120,904
Amortization of intangible assets	63,814	63,814	127,629	127,629
Other operating expenses	240,964	233,566	518,262	477,159
Total noninterest expense	1,729,054	1,605,414	3,460,976	3,248,123
INCOME BEFORE INCOME TAXES	1,045,106	1,447,226	2,081,651	2,668,337
INCOME TAXES	366,194	573,681	721,743	1,002,050
NET INCOME	678,912	873,545	1,359,908	1,666,287
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (losses) gains on AFS securities	(158,296)	(72,157)	(258,625)	490,810
Adjustment for gains included in net income	-	(85,290)	-	(221,450)
Total other comprehensive (loss) income	(158,296)	(157,447)	(258,625)	269,360
COMPREHENSIVE INCOME	$ 520,616	$ 716,098	$ 1,101,283	$ 1,935,647
Basic earnings per common share	$0.31	$0.39	$0.61	$0.75
Diluted earnings per common share	$0.30	$0.38	$0.60	$0.73
Dividends per common share	$0.09	$0.09	$0.18	$0.18

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004 (Unaudited)

	Six months ended
	December 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$ 1,359,908	$ 1,666,287
Items not requiring (providing) cash:
Depreciation	326,339	324,966
MRP, ESOP and SOP expense	33,104	113,867
Net realized gains on sale of available for sale securities	-	(351,508)
Loss on sale of foreclosed assets	-	14,977
Amortization of intangible assets	148,900	127,629
Increase in cash surrender value of bank owned life insurance	(124,866)	(103,049)
Provision for loan losses	205,000	245,000
Amortization of premiums and discounts on securities	26,987	34,526
Deferred income taxes	69,219	(81,186)
Changes in:
Accrued interest receivable	(372,502)	51,128
Prepaid expenses and other assets	(463,796)	(125,292)
Accounts payable and other liabilities	1,587,997	20,185
Accrued interest payable	201,126	22,219
Net cash provided by operating activities	2,997,416	1,959,749
Cash flows from investing activities:
Net increase in loans	(8,677,011)	(10,624,470)
Proceeds from sales of available for sale securities	-	5,818,287
Proceeds from maturities of available for sale securities	3,187,799	5,703,753
Redemption (purchases) of Federal Home Loan Bank stock	372,800	(113,500)
Purchases of available-for-sale securities	(5,477,047)	(4,486,288)
Purchase of bank owned life insurance	-	(2,000,000)
Purchases of premises and equipment	(1,239,080)	(118,378)
Purchase of land	-	(5,518,855)
Proceeds from sale of land	-	25,000
Proceeds from sale of foreclosed assets	-	64,355
Net cash used in investing activities	(11,832,539)	(11,250,096)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	10,398,427	3,259,487
Net increase in certificates of deposits	18,240,622	1,643,114
Net (decrease) increase in securities sold under agreements to repurchase	(2,704,646)	2,117,336
Proceeds from Federal Home Loan Bank advances	28,250,000	47,050,000
Repayments of Federal Home Loan Bank advances	(37,750,000)	(40,500,000)
Dividends paid on common stock	(401,907)	(405,719)
Exercise of stock options	-	62,874
Purchases of treasury stock	-	(455,940)
Net cash provided by financing activities	16,032,496	12,771,152
Increase in cash and cash equivalents	7,197,373	3,480,805
Cash and cash equivalents at beginning of period	3,886,961	4,582,225

Cash and cash equivalents at end of period	$ 11,084,334	$ 8,063,030

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Six months ended
	December 31,
	2005	2004
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 190,679	$ 4,000
Conversion of loans to equipment	22,376	-

Cash paid during the period for:
Interest (net of interest credited)	$ 2,212,013	$ 2,128,288
Income taxes	-	789,960

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated condensed balance sheet of the Company as of June 30, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2005, Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2005 and 2004.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair value:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 18,625,432	$ 1,809	$ (305,948)	$ 18,321,293
Obligations of state and political subdivisions	851,956	19,133	(11,765)	859,324
FNMA preferred stock	1,000,000	-	(16,000)	984,000
Other securities	1,850,000		(625)	1,849,375
Mortgage-backed securities	14,910,098	16,538	(388,474)	14,538,162
Total investments and mortgage-backed securities	$ 37,237,486	$ 37,480	$ (722,812)	$ 36,552,154

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 14,482,985	$ 19,300	$ (128,981)	$ 14,373,304
Obligations of state and political subdivisions	1,582,148	26,538	(8,493)	1,600,193
FNMA preferred stock	1,000,000	-	(16,000)	984,000
Other securities	500,000	-	-	500,000
Mortgage-backed securities	17,410,091	32,115	(199,295)	17,242,911
Total investments and mortgage-backed securities	$ 34,975,224	$ 77,953	$ (352,769)	$ 34,700,408

Next Page

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 9,973,893	$ (142,103)	$ 6,350,254	$ (163,845)	$ 16,324,147	$ (305,948)
Obligations of state and political subdivisions	337,134	(2,866)	255,013	(8,899)	592,147	(11,765)
FNMA preferred stock	-	-	984,000	(16,000)	984,000	(16,000)
Other Securities	499,375	(625)	-	-	499,375	(625)
Mortgage-backed securities	5,003,000	(128,334)	8,391,968	(260,140)	13,394,968	(388,474)
Total investments and
mortgage-backed securities	$ 15,813,402	$ (273,928)	$ 15,981,235	$ (448,884)	$ 31,794,637	$ (722,812)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 8,529,013	$ (54,498)	$ 2,925,516	$ (74,483)	$ 11,454,529	$ (128,981)
Obligations of state and political subdivisions	925,952	(8,493)	-	-	925,952	(8,493)
FNMA preferred stock	984,000	(16,000)	-	-	984,000	(16,000)
Mortgage-backed securities	10,971,366	(96,196)	4,742,866	(103,099)	15,714,232	(199,295)
Total investments and
mortgage-backed securities	$ 21,410,331	$ (175,187)	$ 7,668,382	$ (177,582)	$ 29,078,713	$ (352,769)

Note 3: Loans

Loans are summarized as follows:

	December 31,	June 30,
	2005	2005
Real Estate Loans:
Conventional	$ 128,716,759	$ 125,775,000
Construction	7,216,604	8,557,307
Commercial	63,888,557	58,143,981
Consumer loans	20,926,576	21,413,427
Commercial loans	59,848,734	59,284,196
	280,597,230	273,173,911
Loans in process	(2,764,116)	(3,626,953)
Deferred loan fees, net	60,258	37,486
Allowance for loan losses	(2,036,757)	(2,016,514)
Total loans	$ 275,856,615	$ 267,567,930

Note 4: Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2005	2005
Non-interest bearing accounts	$ 20,962,753	$ 15,658,008
NOW accounts	29,999,213	28,970,548
Money market deposit accounts	10,564,076	14,559,584
Savings accounts	73,610,882	65,550,357
Certificates	118,167,822	99,927,200
Total deposits	$ 253,304,746	$ 224,665,697

Next Page

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three and six- month periods ended December 31, 2005 and 2004.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$ 678,912	$ 873,545	$1,359,908	$1,666,287
Average Common shares - outstanding basic	2,223,891	2,220,861	2,223,828	2,226,359
Stock options under treasury stock method	52,359	60,180	52,586	61,989
Average Common share - outstanding diluted	2,276,250	2,281,041	2,276,414	2,288,348
Basic earnings per common share	$ 0.31	$ 0.39	$ 0.61	$ 0.75
Diluted earnings per common share	$ 0.30	$ 0.38	$ 0.60	$ 0.73

Note 6: Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures of the interim as well as annual financial statements about the method of accounting used for stock-based employee compensation and the effect of the method on net income. The Company had elected to continue to account for stock-based compensation under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which requires the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R was adopted during the first quarter of fiscal 2006 for the Company primarily due to the transition from a small business filer to a full filer; therefore, the following table only shows pro forma compensation expense for the three and six months ending December 31, 2005. In the table, net income and earnings per share are displayed as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R "Accounting for Stock Based Compensation".

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income, as reported	$ 678,912	$ 873,545	$ 1,359,908	$ 1,666,287
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	-	35,298	-	70,596
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	-	(44,808)	-	(88,340)
Pro forma net income attributable to common stock	$ 678,912	$ 864,035	$ 1,359,908	$ 1,648,543
Basic -as reported	$ 0.31	$ 0.39	$ 0.61	$ 0.75
Basic -pro forma	-	$ 0.39	-	$ 0.74
Diluted -as reported	$ 0.30	$ 0.38	$ 0.60	$ 0.73
Diluted -pro forma	-	$ 0.38	-	$ 0.72

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

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of December 31, 2005, a total of 88,645 shares have been repurchased. The number of shares, as of December 31, 2005, held as treasury stock was 724,410.

Next Page

PART I Item 2
Southern Missouri Bancorp, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank & Trust Co. (SMBT or the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). The Bank currently conducts its business through its home office located in Poplar Bluff and seven full service branch facilities in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan, Sikeston (in January, 2006) and Qulin, Missouri.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at December 31, 2005 and the results of operations for the three and six-month periods ended December 31, 2005 and 2004, respectively.

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

Next Page

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

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin is the difference between the average yield earned on average interest-earning assets, primarily mortgage loans, commercial loans and the investment portfolio, and the average rate paid on average interest-bearing liabilities, primarily certificates of deposit, savings, interest-bearing demand accounts and other borrowed funds. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter-term interest rates.

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

During the first six months of fiscal 2006, we grew our balance sheet an additional $17.8 million, which was consistent with the growth initiatives we have employed during recent periods. This additional growth primarily reflected an $8.3 million increase in total loans and a $28.6 million increase in deposits. The growth in loans was primarily due to our continued strong levels of growth in commercial real estate loans and to a lesser extent one-to-four family residential loans. The new deposits were a result of special certificate of deposit offerings, the purchase of brokered deposits, Money Market Passbook and checking accounts.

The Company's net income for the second quarter of fiscal 2006 was $679,000, or $.30 per diluted share as compared to $.38 per diluted share earned during the same period of the prior year. The decrease in diluted earnings per share was primarily due to a 30.3% decrease in non-interest income and a 7.7% increase in non-interest expense, partially offset by the 10.5% decrease in provision for loan losses. In the December 2004 quarter, the Company recognized combined income of $153,000 after tax, or $.06, per diluted share from the sale of equities and dividends earned on those equities, with no such corresponding transactions in the December 2005 period. Net income for the first six months of fiscal 2006 was $1.4 million, or $.60 per diluted share, as compared to $.73 per diluted share earned during the same period of the prior year. The decrease in diluted earnings per share was primarily due to a 26.3% decrease in non-interest income and a 6.6% increase in non-interest expense, partially offset by the 16.3% decrease in provision for loan losses. During the six month period ending December 31, 2005, the Company recognized combined income of $257,000 after tax, or $.11, per diluted share from the sale of equities and dividends earned on those equities, with no such corresponding transactions in the December 2005 period.

Short-term market interest rates generally increased during the first six months of fiscal 2006 following the same trend of the prior one and one-half years. The Federal Open Market Committee of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the 14 regularly scheduled meetings beginning in June 2004 to the current rate of 4.50% at January 31, 2006. Intermediate-term market interest rates and long-term market interest rates have increased approximately 40 to 60 basis points during the first six months of fiscal 2006; while short term rates increased approximately 100 basis Points. The result of these market interest rate changes was a continued flattening of the market yield curve during the first three months of 2006 and a slight inversion of portions of the yield curve during the period ended December 31, 2005. In this rate environment, our net interest margin decreased 31 basis points for the second quarter of 2006 when compared to the same period of the prior year. As our interest income, in general, reflects movements in long-term rates while our interest expense, in general, reflects movements in short-term rates. For the six month period ending December 31, 2005, our net interest margin decreased 19 basis points when compared to the same six month period of the prior year.

Next Page

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of gains on the sales of available-for-sale securities, service charges, ATM and loan fees and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses and other general operating expenses. In comparing the three and six- months ended December 31, 2005 with the same periods of the prior year, non-interest income decreased primarily due to the decrease in gains realized on the sale of equities and the dividends earned on these equities. In comparing the three and six-month periods ended December 31, 2005 with the same periods of the prior year, non-interest expense increased primarily due to higher expenses for salaries and benefits, professional fees and supplies.

Subsequent to the quarter end, the Company opened a new branch in Sikeston, Missouri on January 19, 2006 and is anticipating growth between $7.5 million to $10.0 million in loans and deposits by December 31, 2006. The Sikeston branch is the first de novo type expansion the Company has completed and we estimate the branch will break even in the eleventh month of operation. We expect asset growth for the upcoming quarter to reflect historic trends, even though we are expanding into the Sikeston market. The primary funding for any asset growth is expected to come from retail deposits, overnight borrowings and brokered certificates of deposit (CDs). We intend to grow customer deposits by continuing to offer desirable products at competitive rates. We have been successful in attracting deposits in fiscal 2005 and the first six months of 2006. While it is our intention to continue to aggressively gain deposit market share in our branch footprint, we cannot be assured of this in future periods; therefore, we may become more reliant on brokered deposits in the future. We will continue to explore additional branch expansion opportunities in market areas that present significant opportunities for our business model.

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

The Company's total assets increased by $17.8 million, or 5.4%, to $348.2 million at December 31, 2005, as compared to $330.4 million at June 30, 2005. Loans increased $8.3 million, or 3.1%, to $275.9 million, as compared to $267.6 million at June 30, 2005. The Company continues to focus on generating loan growth in commercial and residential loans as evidenced by commercial real estate and one-to four family residential growth of $5.7 million and $2.9 million, respectively. Cash balances increased $7.2 million, or 185.2%, to $11.1 million, as compared to $3.9 million at June 30, 2005.

Asset growth has been funded primarily with increased deposits, which have increased $28.6 million since June 30, 2005, partially offset by decreases in FHLB advances and securities sold under agreements to repurchase of $9.5 million and $2.7 million, respectively. The 12.7% increase in total deposits primarily reflects an increase in CDs of $18.2 million, which included a $7.8 million increase in brokered CDs, an $8.0 million increase in the Money Market Passbook and a $7.2 million increase in checking accounts, partially offset by decreases in money market and savings accounts of $4.0 million. The increase reflects the emphasis being placed on attracting new deposit accounts to replace FHLB overnight borrowings in a rising rate environment. FHLB advances totaled $52.0 million on December 31, 2005, as compared to $61.5 million at June 30, 2005, while securities sold under agreements to repurchase totaled $8.1 million on December 31, 2005, from $10.8 million at June 30, 2005.

Total stockholders' equity increased $732,000, or 2.9%, to $25.7 million at December 31, 2005 as compared to $25.0 million at June 30, 2005. The increase was primarily due to net income, partially offset by cash dividends paid and the decrease in market value of the investment portfolio.

Average Balance Sheet for the Three and Six Month Periods Ended December 31, 2005 and 2004

The tables on the following page presents certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three and six-month periods ending December 31, 2005 and 2004. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Next Page

	For the three month period ended
	December 31, 2005			December 31, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-Earning Assets:
Mortgage Loans (1)	$ 190,955,102	$ 3,146,622	6.59%	$ 181,498,217	$ 2,769,728	6.10%
Other Loans (1)	84,647,472	1,408,359	6.66	78,189,001	1,163,541	5.95
Total Net Loans	275,602,574	4,554,981	6.61	259,687,218	3,933,269	6.06
Mortgage-backed securities	15,574,390	145,200	3.73	20,011,573	186,779	3.73
Investment securities (2)	30,627,332	289,716	3.78	17,852,133	187,651	3.15
Other interest-earning assets	3,026,034	26,404	3.49	3,320,932	3,973	0.48
Total Interest-Earning Assets (1)	324,830,330	5,016,301	6.18	300,871,856	4,311,672	5.73
Other noninterest-earning assets (5)	21,096,268	-	-	22,105,867	-	-
Total Assets	$ 345,926,598	$ 5,016,301		$ 322,977,723	$ 4,311,672
Interest-Bearing Liabilities:
Savings accounts	66,733,140	554,980	3.33	69,883,072	338,843	1.45
NOW accounts	28,663,430	86,837	1.21	30,471,062	75,404	0.99
Money market accounts	12,081,693	55,087	1.82	14,056,291	41,727	1.19
Certificates of deposit	121,546,574	1,060,510	3.49	85,526,857	589,100	2.76
Total Interest Bearing Deposits	229,024,837	1,757,414	3.07	199,937,282	1,045,074	1.57
Borrowings:
Securities sold under agreements to repurchase	8,903,243	81,092	3.64	6,904,846	30,334	1.76
FHLB advances	54,139,785	729,566	5.39	63,316,304	766,245	4.84
Subordinated debt	7,217,000	121,885	6.76	7,217,000	86,457	4.79
Total Interest-Bearing Liabilities	299,284,865	2,689,957	3.60	277,375,432	1,928,110	2.78
Noninterest bearing demand deposits	18,077,686	-		15,717,251	-
Other liabilities	3,031,294	-		2,936,425	-
Total Liabilities	320,393,845	2,689,956		296,029,108	1,928,110
Stockholders' Equity	25,532,753	-		26,948,615	-
Total Liabilities and Stockholders Equity	$ 345,926,598	$ 2,689,956		$ 322,977,723	$ 1,928,110
Net interest income		2,326,344			2,383,562

Interest rate spread (3)			2.58%			2.95%
Net interest margin (4)			2.86%			3.17%

Ratio of average interest earning assets to average interest-bearing liabilities	108.54%			108.51%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(5)	Includes average balances for fixed assets and BOLI of $7.9 million and $6.6 million for the three month period of December 31, 2005, as compared to $8.6 million and $6.3 million for the same period of the prior year.

Next Page

	For the six month period ended
	December 31, 2005			December 31, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest Earning-Assets:
Mortgage Loans (1)	$190,994,338	$ 6,167,510	6.46%	$ 181,887,261	$ 5,530,453	6.08%
Other Loans (1)	83,274,758	2,789,165	6.70	75,273,058	2,201,539	5.85
Total Net Loans	274,269,096	8,956,675	6.53	257,160,319	7,731,992	6.01
Mortgage-backed securities	16,215,711	298,484	3.68	20,362,594	375,724	3.69
Investment securities (2)	25,955,359	480,952	3.71	19,042,219	367,703	3.86
Other interest-earning assets	3,157,519	30,188	1.91	4,648,080	7,478	0.32
Total Interest-Earning Assets (1)	319,597,685	9,766,299	6.11	301,213,212	8,482,897	5.63
Other noninterest-earning assets (5)	21,238,036	-	-	19,398,757	-	-
Total Assets	$ 340,835,721	$ 9,766,299		$ 320,611,969	$ 8,482,897
Interest-Bearing Liabilities:
Savings accounts	65,006,870	961,061	2.96	69,076,989	651,996	1.89
NOW accounts	28,405,750	172,573	1.22	30,631,374	149,685	0.98
Money market accounts	12,695,123	110,229	1.74	15,661,584	95,889	1.22
Certificates of deposit	113,817,160	1,916,250	3.37	83,458,593	1,138,435	2.73
Total Interest-Bearing Deposits	219,924,903	3,160,113	2.87	198,828,540	2,036,005	2.05
Borrowings:
Securities sold under agreements to repurchase	8,993,321	145,410	3.45	6,431,221	49,924	1.55
FHLB advances	59,248,697	1,548,598	5.23	64,122,283	1,523,713	4.75
Subordinated debt	7,217,000	237,388	6.58	7,217,000	166,935	4.63
Total Interest-Bearing Liabilities	295,383,921	5,091,509	3.45	276,599,044	3,776,577	2.73
Noninterest-bearing demand deposits	17,239,463	-		14,577,938	-
Other liabilities	2,846,838	-		2,771,927	-
Total Liabilities	315,470,222	5,091,509		293,948,909	3,776,577
Stockholders' Equity	25,365,499	-		26,663,060	-
Total Liabilities and Stockholders Equity	$ 340,835,721	$ 5,091,509		$ 320,611,969	$ 3,776,577
Net interest income		4,674,790			4,706,320

Interest rate spread (3)			2.66%			2.90%
Net interest margin (4)			2.93%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.20%			108.90%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(5)	Includes average balances for fixed assets and BOLI of $7.9 million and $6.5 million for the six month period of December 31, 2005, as compared to $7.3 million and $5.3 million for the same period of the prior year.

Next Page

Results of Operations - Comparison of the three and six-month periods ended December 31, 2005 and 2004

General. Net income for the three and six-month periods ended December 31, 2005 was $679,000 and $1.4 million, respectively, as compared to net income of $874,000 and $1.7 million earned during the same periods of the prior year. Diluted earnings per share for the three and six-month periods ended December 31, 2005 were $0.30 and $0.60 as compared to $0.38 and $0.73, respectively, for the same periods of the prior year. Our annualized return on average assets for the three and six-month periods ended December 31, 2005 was .78% and .80%, respectively, as compared to 1.08% and 1.04% for the same periods of the prior year. The decrease in these ratios was primarily due to lower net income for the three and six-month periods and increased average assets and average liabilities. Decreased net income for the three and six-month periods was primarily due to reduced non-interest income and increased non-interest expense, partially offset by lower provision for loan losses. The increase in average assets reflects our balance sheet growth during a period of narrowing interest margins and a flattening market yield curve.

Net Interest Income. The Company's net interest income decreased for the three and six-month periods ended December 31, 2005 by $57,000 and $32,000, respectively, as compared to the same periods of the prior year. The decrease was primarily due to a decrease in the average interest rate spread. The net interest rate spread for the three and six month periods ended December 31, 2005 was 2.58% and 2.66% as compared to 2.95% and 2.90% for the same periods of the prior year. The decrease in net interest rate spread for the three month period ended December 31, 2005 resulted from an 82 basis point increase in the average rate paid on interest-bearing liabilities to 3.60%, partially offset by a 45 basis point increase in the average rate paid on interest-earning assets to 6.18% and an 8.0% increase in average earning assets. The decrease in net interest rate spread for the six month period ended December 31, 2005 resulted from a 72 basis point increase in the average rate paid on interest bearing liabilities to 3.45%, partially offset by a 48 basis point increase in interest-earning assets to 6.11% and a 6.1% increase in average earning assets. Net interest rate spread compression during 2005 was primarily the consequence of interest rates rising faster on interest-bearing liabilities than on interest-earning assets, partly due to management's decision to reduce the Bank's overnight borrowing position with higher costing fixed rate 9 - 12 month CDs. In addition, our net interest rate spread has been adversely impacted by a flattening of the yield curve as short term interest rates have risen faster than longer term rates, and increased competition for both loans and deposits.

Interest Income. Total interest income for the three and six month periods ended December 31, 2005 increased by $705,000 and $1.3 million, or 16.3% and 15.1%, respectively, to $5.0 million and $9.8 million. The increase for the three month period ended December 31, 2005 was primarily due to a $24.0 million, or 8.0%, increase in the average balance of interest-earning assets to $324.8 million and the 45 basis point increase in weighted average yields earned. The increase for the six month period ended December 31, 2005 was primarily due to a $18.4 million or 6.1%, increase in the average balance of interest-earning assets and the 48 basis point increase in weighted average yields earned. The increases in average interest-earning assets were consistent with the growth initiatives employed during the periods. For the three and six month periods ended December 31, 2005, the average interest rate on interest-earning assets was 6.18% and 6.11%, as compared to 5.73% and 5.63% for the same periods of the prior year.

Interest Expense. Total interest expense for the three and six month periods ended December 31, 2005 increased by $762,000 and $1.3 million, or 39.5% and 34.8%, respectively, to $2.7 million and $5.1 million. The increase for the three month period was primarily due to the increase in the average balance of interest-bearing liabilities of $21.9 million and the increase in the weighted average cost of funds of 82 basis points. The increase for the six-month period was primarily due to the increase in the average balance of interest-bearing liabilities of $18.8 million and the increase in the weighted average cost of funds of 72 basis points. The increases in the average balance of interest-bearing liabilities were primarily used to fund asset growth. The increase in the weighted average cost of funds was primarily due to an increase in short term rates resulting in an increase in the costs for deposits, repurchase agreements, overnight borrowings and interest costs associated with the junior subordinated debt.

Provision for Loan Losses. The provision for loan losses for the three and six month periods ended December 31, 2005 were $85,000 and $205,000, respectively, as compared to $95,000 and $245,000 for the same periods of the prior year. Although, we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change and as other conditions differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. Noninterest income for the three and six month periods ending December 31, 2005 decreased $231,000 and $382,000, respectively, as compared to the same periods of the prior year. The decreases were primarily due to the three and six month periods of the prior year's results including $233,000 and $393,000, respectively, in gains realized on sale of equity investments and dividend income received on those equities. Excluding the aforementioned net gain on sale and dividends earned on equities in the same periods of the prior year, non-interest income would have remained stable for the three month period and increased $11,000, or 1.0% for the six month period.

Noninterest Expense. Noninterest expense increased $124,000 and $213,000, or 7.7% and 6.6%, respectively, for the three and six month periods ended December 31, 2005, as compared to the same periods of the prior year. The increase in noninterest expense for the three and six month periods was primarily due to increased salaries and benefits, occupancy, professional fees, repossession expenses and supplies. As the Company continues to grow its balance sheet, noninterest expense will continue to increase due to compensation, expenses related to customer expansion, opening new branch facilities, expenditures for new technology and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, for the three and six month periods was 60.5% and 60.2%, respectively, as compared to 51.0% and 52.7% for the same periods of the prior year. Excluding the aforementioned non-interest income, the efficiency ratio for the three and six month periods of the prior year would have been 55.1% and 56.3%, respectively.

Next Page

Income Taxes. The income taxes for the three and six month periods ended December 31, 2005 decreased $208,000 and $280,000, respectively, as compared to the same periods of the prior year. The decreases in provision for income taxes were primarily due to decreases in net income before income taxes.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2005 and 2004:

	2005	2004
Balance, beginning of period	$ 2,016,514	$ 1,978,491
Loans charged off:
Residential real estate	(46,670)	(6,761)
Commercial business	(74,692)	-
Consumer	(87,540)	(95,193)
Gross charged off loans	(208,902)	(101,954)
Recoveries of loans previously charged off:
Residential real estate	81	5,221
Commercial	-	224
Consumer	24,064	13,367
Gross recoveries of charged off loans	24,145	18,812
Net charge offs	(184,757)	(83,142)
Provision charged to expense	205,000	245,000
Balance, end of period	$ 2,036,757	$ 2,140,349
Ratio of net charge offs during the period
to average loans outstanding during the period	.07%	.03%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $20,000 to $2.0 million at December 31, 2005 from June 30, 2005. At December 31, 2005, the Bank had $889,000, or .26% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $2.0 million, or .62% of assets at December 31, 2004. At December 31, 2005, the Company had classified assets of substandard and doubtful of $792,000 and $97,000, respectively.

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

Next Page

The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Loans past maturity/delinquent 90 days or more	12/31/05	06/30/05	12/31/04
Residential real estate	$ 50,000	$ 130,000	$ 97,000
Commercial	312,000	394,000	-
Consumer	100,000	47,000	39,000
Total loans past maturity/delinquent 90 days or more	462,000	571,000	136,000
Foreclosed real estate or other real estate owned	278,000	87,000	87,000
Other repossessed assets	12,000	7,000	11,000
Total nonperforming assets	$ 752,000	$ 665,000	$ 234,000
Percentage nonperforming assets to total assets	0.22%	0.20%	0.07%
Percentage nonperforming loans to net loans	0.27%	0.21%	0.04%

Next Page

Liquidity Resources

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operation. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including interest rates, general and local economic conditions and competition in the marketplace. The Bank relies on FHLB advances and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing CDs and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At December 31, 2005, the Company had outstanding commitments to fund approximately $32.6 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations, FHLB overnight borrowings and, if needed, brokered deposits. At December 31, 2005, the Bank had pledged its residential real estate loan portfolio to the FHLB of Des Moines with available credit of approximately $90.6 million, of which $52.0 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios including commercial real estate, home equity and commercial business, which could provide additional borrowing capacity of approximately $66.8 million at December 31, 2005. Along with the ability to borrow from FHLB, we believe that these and other liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company is subject to minimum regulatory capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of December 31, 2005, and June 30, 2005, the Company and the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of June 15, 2004, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that have changed the Bank's classification.

The Company and significant subsidiary bank's actual capital amounts and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	32,713,000	13.47%	19,428,000	8.0%		N/A
Southern Missouri Bank & Trust	28,139,000	11.59	19,428,000	8.0	24,285,000	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	30,676,000	12.63	9,714,000	4.0		N/A
Southern Missouri Bank & Trust	26,102,000	10.75	9,714,000	4.0	14,571,000	6.0

Tier I Capital (to Average Assets)
Consolidated	30,676,000	8.24	14,890,000	4.0		N/A
Southern Missouri Bank & Trust	26,102,000	7.68	13,587,000	4.0	16,983,000	5.0

Next Page

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	31,574,000	13.42%	18,825,000	8.0%		N/A
Southern Missouri Bank & Trust	26,958,000	11.46	18,825,000	8.0	23,531,000	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	29,558,000	12.56	9,412,000	4.0		N/A
Southern Missouri Bank & Trust	24,942,000	10.60	9,412,000	4.0	14,119,000	6.0

Tier I Capital (to Average Assets)
Consolidated	29,558,000	8.34	14,183,000	4.0		N/A
Southern Missouri Bank & Trust	24,942,000	7.76	12,849,000	4.0	16,061,000	5.0

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

During the first six months of fiscal year 2006, fixed rate residential loan production totaled $13.2 million as compared to $9.8 million during the same period of the prior year. At December 31, 2005, the fixed rate residential loan portfolio was $88.0 million with a weighted average maturity of 190 months as compared to $81.7 million at December 31, 2004 with a weighted average maturity of 184 months. The Company originated $15.5 million in adjustable-rate residential loans during the six month period ended December 31, 2005 as compared to $6.0 million during the same period of the prior year. At December 31, 2005, fixed rate loans with remaining maturities in excess of 10 years totaled $72.4 million, or 26.3% of loans receivable as compared to $72.4 million, or 28.0% of loans receivable at December 31, 2004. The Company originated $55.5 million in adjustable rate commercial loans during the six month period ended December 31, 2005 as compared to $34.4 million during the same period of the prior year. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than 3.75 years. Management continues to focus on customer retention, customer satisfaction and offering new products to customers to increase less rate sensitive deposit accounts. During the first six month period of fiscal 2006, we have offered special rate/term certificates of deposit in order to reduce the amount of FHLB overnight borrowings resulting in an increase of $18.2 million in certificates of deposit as compared to the same period of the prior year. Management has felt that the cost of overnight borrowings would continue to increase due to the predictions of the Federal Open Market Committee continuing to raise rates until the January 31, 2006 meeting; therefore, management decided to lock in interest rates during the first six months of fiscal 2006. We have increased the brokered deposits during the first six month period of fiscal 2006 by $7.8 million.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2005 management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

Next Page

	Estimated Net Portfolio Value			NPV as % of PV of Assets
BP Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$ 16,231	$ (13,762)	(46)%	4.71%	(4.00)%
+200	21,698	(8,294)	(28)%	6.30%	(2.41)%
+100	26,416	(3,576)	(12)%	7.67%	(1.04)%
NC	29,992	-	-	8.71%
-100	32,321	2,329	8%	9.38%	.67%
-200	33,483	3,491	12%	9.72%	1.01%
-300	34,643	4,650	16%	10.06%	1.35%

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

Next Page

PART I: Item 4 Controls and Procedures
Southern Missouri Bancorp, Inc.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In early 2005, the Bank discovered there had been an adverse development with respect to a substandard loan, which resulted from allegedly fraudulent activities on the part of a significant borrower. The resolution of the borrower's assets has resulted in litigation between the Bank and another financial institution with non-performing loans to the same borrower as well as several other entities including the accounting firm, which performed audits on said borrower. The litigation is based on who was the rightful lien holder of various assets of the borrower. To date, we have liquidated all assets of the borrower that we were able to take possession of and have incurred charge-offs of $4.4 million. At December 31, 2005 the Bank's carrying value of this customer's assets was approximately $263,000. To the extent this litigation is settled or resolved in favor of the Bank, current balances and a portion of this write down could be recovered. The Company cannot predict whether or to what extent such a recovery may occur.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1001/2005 thru 10/31/2005	-	-	-	26,355
11/01/2005 thru 11/30/2005	-	-	-	26,355
12/01/2005 thru 12/31/2005	-	-	-	26,355
Total	-	-	-	26,355

Item 3 - Defaults upon Senior Securities

              Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

              None

Item 5 - Other Information

              None

Item 6 - Exhibits

              (a)  Exhibits
(3)	(a)	Certificate of Incorporation of the Registrant++
(3)	(b)	Bylaws of the Registrant++
(4)		Form of Stock Certificate of Southern Missouri Bancorp+++
10		Material Contracts
	(a)	Registrant's Stock Option Plan*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
	(c)	Employment Agreement
(i) Greg A. Steffens**
	(d)	Director's Retirement Agreements
(i) Thadis R. Seifert***
(iii) James W. Tatum***
(iv) Samuel H. Smith***
(v) Sammy A. Schalk****
(vi) Ronnie D. Black****

Next Page

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

SOUTHERN MISSOURI BANCORP, INC. Registrant
Date:	February 14, 2006	James W. Tatum Chairman of the Board of Directors
Date:	February 14, 2006	Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page