Form 10-Q
period 2006-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2006-05-12
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Large accelerated filer	Accelerated filer	Non-accelerated filer

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at May 10, 2006 2,232,816 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

INDEX

Next Page

PART I Item 1.  Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2005

ASSETS
	March 31, 2006	June 30, 2005
	(Unaudited)
Cash and cash equivalents	$ 17,399,639	$ 3,886,961
Investment and mortgage-backed securities
available for sale - at fair value	38,714,012	34,700,408
Stock in FHLB of Des Moines	2,748,300	3,121,100
Loans receivable, net of allowance for loan losses of $2,062,360 and $2,016,514 at March 31, 2006 and June 30, 2005, respectively	277,273,153	267,567,930
Accrued interest receivable	1,803,270	1,394,120
Premises and equipment, net	8,962,011	7,884,366
Bank owned life insurance - cash surrender value	6,672,076	6,485,757
Intangible assets, net	2,412,232	2,603,675
Prepaid expenses and other assets	2,502,887	2,715,311
Total assets	$ 358,487,580	$ 330,359,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 259,991,575	$ 224,665,697
Securities sold under agreements to repurchase	11,520,522	10,757,200
Advances from FHLB of Des Moines	52,000,000	61,500,000
Accounts payable and other liabilities	944,062	718,991
Accrued Interest payable	640,206	497,241
Subordinated debt	7,217,000	7,217,000
Total liabilities	332,313,365	305,356,129
Commitments and contingencies

Preferred stock, $.01 par value; 500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,366,889	17,317,779
Retained earnings, substantially restricted	21,934,019	20,531,752
Treasury Stock of 724,410 shares at 3/31/06 and 6/30/05, at cost	(12,702,489)	(12,702,489)
Accumulated other comprehensive loss	(453,776)	(173,115)
Total stockholders' equity	26,174,215	25,003,499
Total liabilities and stockholders' equity	$ 358,487,580	$ 330,359,628

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
INTEREST INCOME:
Loans receivable	$4,682,825	$3,964,497	$13,639,500	$11,696,489
Investment securities	284,152	173,557	721,927	541,260
Mortgage-backed securities	147,166	177,141	445,650	552,865
Other interest-earning assets	73,340	10,711	146,705	18,188
Total interest income	5,187,483	4,325,906	14,953,782	12,808,802

INTEREST EXPENSE:
Deposits	1,840,889	1,183,112	5,001,001	3,219,116
Securities sold under agreements to repurchase	119,827	55,886	265,237	105,811
Advances from FHLB of Des Moines	687,900	716,628	2,236,498	2,240,340
Subordinated debt	133,617	94,746	371,006	261,681
Total interest expense	2,782,233	2,050,372	7,873,742	5,826,948

NET INTEREST INCOME	2,405,250	2,275,534	7,080,040	6,981,854

PROVISION FOR LOAN LOSSES	80,000	2,610,000	285,000	2,855,000

NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES	2,325,250	(334,466)	6,795,040	4,126,854

NONINTEREST INCOME:
Net gains on sales of available for sale securities	-	-	-	351,508
Banking service charges	273,853	78,394	902,149	714,939
Loan late charges	30,211	43,748	86,502	111,784
Increase in cash surrender value of bank owned life insurance	61,454	60,830	186,319	163,879
Other income	139,699	139,273	403,085	435,275
Total noninterest income	505,217	322,245	1,578,055	1,777,385

NONINTEREST EXPENSE:
Compensation and benefits	979,237	892,047	2,808,177	2,631,505
Occupancy and equipment, net	361,823	298,802	1,016,175	929,382
SAIF deposit insurance premiums	7,570	7,525	22,615	22,733
Professional fees	39,979	79,401	137,197	149,130
Advertising	49,194	37,723	134,022	120,388
Postage and office supplies	83,185	60,407	232,934	181,311
Amortization of intangible assets	63,814	63,814	191,443	191,443
Other operating expenses	248,145	224,571	751,361	686,520
Total noninterest expense	1,832,947	1,664,290	5,293,924	4,912,412

INCOME (LOSS) BEFORE INCOME TAXES	997,520	(1,676,511)	3,079,171	991,827

INCOME TAXES	352,301	(701,050)	1,074,044	301,000

NET INCOME (LOSS)	645,219	(975,461)	2,005,127	690,827

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gains on AFS securities	(22,036)	(268,455)	(280,661)	222,356
Adjustment for gains included in net income	-	-	-	(221,450)
Total other comprehensive income (loss)	(22,036)	(268,455)	(280,661)	906

COMPREHENSIVE INCOME (LOSS)	$ 623,183	$(1,243,916)	$ 1,724,466	$ 691,733

Basic earnings (loss) per common share	$ 0.29	$(0.44)	$ 0.90	$0.31
Diluted earnings (loss) per common share	$ 0.28	$(0.43)	$ 0.88	$0.30
Dividends per common share	$ 0.09	$ 0.09	$ 0.27	$0.27

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005 (Unaudited)

	Nine months ended
	March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 2,005,127	$ 690,827
Items not requiring (providing) cash:
Depreciation	468,609	513,004
MRP ESOP, and SOP expense	49,110	173,800
Gain on sale of available for sale securities	-	(351,508)
Loss on sale of foreclosed assets	29,938	14,977
Amortization of intangible assets	191,443	191,443
Provision for loan losses	285,000	2,855,000
Increase in cash surrender value of bank owned life insurance	(186,319)	(163,879)
Net amortization of premiums and discounts	34,042	59,622
Deferred income taxes	69,219	(81,186)
Changes in:
Accrued interest receivable	(409,150)	(8,528)
Prepaid expenses and other assets	(689,215)	(1,480,299)
Accounts payable and other liabilities	1,334,564	11,746
Accrued interest payable	142,965	111,349
Net cash provided by operating activities	3,325,333	2,536,368

Cash flows from investing activities:
Net increase in loans	(10,189,049)	(16,408,883)
Proceeds from sale of available for sale securities	-	6,518,287
Proceeds from maturities of available-for-sale securities	4,006,478	6,587,806
Redemption of Federal Home Loan Bank stock	372,800	369,361
Purchase of available-for-sale securities	(8,499,616)	(8,948,787)
Purchase of bank owned life insurance	-	(2,000,000)
Purchase of premises and equipment	(1,523,877)	(367,466)
Purchase of land	-	(5,518,855)
Proceeds from sale of land	-	25,000
Proceeds from sale of foreclosed assets	34,269	64,355
Net cash used in investing activities	(15,798,995)	(19,679,182)

Cash flows from financing activities:
Net increase in certificates of deposit	17,287,485	17,221,319
Net increase in demand deposits and savings accounts	18,038,393	1,571,127
Net increase in securities sold under agreements to repurchase	763,322	6,783,142
Proceeds from Federal Home Loan Bank advances	28,250,000	59,800,000
Repayments of Federal Home Loan Bank advances	(37,750,000)	(66,550,000)
Dividends paid on common stock	(602,860)	(607,435)
Exercise of stock options	-	62,873
Purchase of treasury stock	-	(455,940)
Net cash provided by financing activities	25,986,340	17,825,086

Increase in cash and cash equivalents	13,512,678	682,272
Cash and cash equivalents at beginning of period	3,886,961	4,582,225

Cash and cash equivalents at end of period	$ 17,399,639	$ 5,264,497

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Nine months ended
	March 31,
	2006	2005
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 221,447	$ 4,000
Conversion of foreclosed assets to loans	45,000	-

Cash paid during the period for:
Interest (net of interest credited)	$3,462,375	$ 3,234,970
Income taxes	690,000	1,275,191

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2005, Form 10-KSB, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2005 and 2004.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair market value:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investment Securities:
U.S. government and Federal agency obligation	$ 20,663,150	$ 97	$ (325,832)	$ 20,337,415
Obligations of state and political subdivisions	851,857	16,686	(11,666)	856,877
FNMA preferred stock	1,000,000	8,000	-	1,008,000
Other securities	1,850,000	-	(1,094)	1,848,906
Mortgage-backed securities	15,069,314	11,587	(418,087)	14,662,814
Total investments and mortgage-backed securities	$ 39,434,321	$ 36,370	$ (756,679)	$ 38,714,012

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$ 14,482,985	$ 19,300	$ (128,981)	$ 14,373,304
Obligations of state and political subdivisions	1,582,148	26,538	(8,493)	1,600,193
FNMA preferred stock	1,000,000	-	(16,000)	984,000
Other securities	500,000	-	-	500,000
Mortgage-backed securities	17,410,091	32,115	(199,295)	17,242,911
Total investments and mortgage-backed securities	$ 34,975,224	$ 77,953	$ (352,769)	$ 34,700,408

Next Page

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 9,106,396	$ (99,821)	$ 10,259,403	$ (226,011)	$ 19,365,799	$ (325,832)
Obligations of state and political subdivisions	-	-	591,979	(11,666)	591,979	(11,666)
Other securities	498,906	(1,094)	-	-	498,906	(1,094)
Mortgage-backed securities	1,941,655	(28,643)	11,605,123	(389,444)	13,546,778	(418,087)
Total investments and
mortgage-backed securities	$ 11,546,957	$ (129,558)	$ 22,382,715	$ (627,121)	$ 34,003,462	$ (756,679)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2005.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 8,529,013	$ (54,498)	$ 2,925,516	$ (74,483)	$ 11,454,529	$ (128,981)
Obligations of state and political subdivisions	925,952	(8,493)	-	-	925,952	(8,493)
FNMA preferred stock	984,000	(16,000)	-	-	984,000	(16,000)
Mortgage-backed securities	10,971,366	(96,196)	4,742,866	(103,099)	15,714,232	(199,295)
Total investments and
mortgage-backed securities	$ 21,410,331	$ (175,187)	$ 7,668,382	$ (177,582)	$ 29,078,713	$ (352,769)

Note 3: Loans

Loans are summarized as follows:

	March 31,	June 30,
	2006	2005
Real Estate Loans:
Conventional	$ 129,247,725	$ 125,775,000
Construction	6,113,512	8,557,307
Commercial	65,750,247	58,143,981
Loans secured by deposit accounts	1,168,575	930,161
Consumer loans	18,888,143	20,483,266
Commercial loans	60,150,234	59,284,196
	281,318,436	273,173,911
Loans in process	(2,052,931)	(3,626,953)
Deferred loan fees, net	70,008	37,486
Allowance for loan losses	(2,062,360)	(2,016,514)
Total loans	$ 277,273,153	$ 267,567,930

Note 4: Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2006	2005
Non-interest bearing accounts	$ 20,698,853	$ 15,658,008
NOW accounts	31,953,328	28,970,548
Money market deposit accounts	10,536,770	14,559,584
Savings accounts	79,587,939	65,550,357
Certificates	117,214,685	99,927,200
Total deposits	$ 259,991,575	$ 224,665,697

Next Page

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three and nine month periods ended March 31, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	$ 645,219	$ (975,461)	$ 2,005,127	$ 690,827

Average Common shares outstanding - basic	2,224,174	2,224,075	2,223,957	2,225,750
Stock options under treasury stock method	51,723	61,206	52,298	61,703
Average Common shares outstanding - diluted	2,275,897	2,285,281	2,276,255	2,287,453

Basic earnings (loss) per common share	$ 0.29	$ (0.44)	$ 0.90	$ 0.31
Diluted earnings (loss) per common share	$ 0.28	$ (0.43)	$ 0.88	$ 0.30

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which requires the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R was adopted during the first quarter of fiscal 2006 for the Company primarily due to the transition from a small business filer to a full filer; therefore, the following table only shows pro forma compensation expense for the three and nine month periods ending March 31, 2005. In the table, net income and earnings per share are displayed as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R "Accounting for Stock Based Compensation".

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income (loss), as reported	$ 645,219	$ (975,461)	$ 2,005,127	$ 690,827
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	-	37,160	-	107,756
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	-	(46,763)	-	(135,103)
Pro forma net income (loss) attributable to common stock	$ 645,219	$ (985,064)	$ 2,005,127	$ 663,480
Basic -as reported	$ 0.29	$(0.44)	$ 0.90	$ 0.31
Basic -pro forma	-	$(0.44)	-	$ 0.30

Diluted -as reported	$ 0.28	$(0.43)	$ 0.88	$ 0.30
Diluted -pro forma	-	$(0.43)	-	$ 0.29

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

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of March 31, 2006 a total of 88,645 shares have been repurchased. The number of shares, as of March 31, 2006, held as treasury stock was 724,410.

Next Page

PART I: Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank & Trust Co. (SMBT or the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $100,000 (certain retirement accounts are insured up to $250,000) by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). The Bank currently conducts its business through its home office located in Poplar Bluff and eight full service branch facilities in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at March 31, 2006, and the results of operations for the three and nine-month periods ended March 31, 2006 and 2005, respectively.

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

Next Page

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

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin is the difference between the average yield earned on average interest-earning assets, primarily mortgage loans, commercial loans and the investment portfolio, and the average rate paid on average interest-bearing liabilities, primarily certificates of deposit, savings, interest-bearing demand accounts and borrowed funds. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates.

Our net interest income is also impacted by the shape of the market yield curve. A steep yield curve - where the difference in interest rates between short term and long term periods is relatively large - could be beneficial to our net interest income, as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, where the difference in rates between short term and long term periods is relatively small, or shrinking, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first nine months of fiscal year 2006, our balance sheet grew by $28.1 million. Growth was reflected in higher cash and loan balances. Consistent with historical trends and our June, 2004 change to a commercial bank charter, our commercial loan portfolio expanded. Our balance sheet growth was funded primarily by customer deposits. Deposits increased through competitive pricing and the purchase of brokered deposits. Certificates of deposit, money market passbook, and checking account balances grew during the nine-month period ended March 31, 2006.

The Company's net income for the third quarter of fiscal 2006 was $645,000, as compared to a loss of $975,000 during the same period of the prior year. The increase in net income was primarily due to the inclusion of a $2.6 million provision for loan losses in the prior period's results, compared to an $80,000 provision in the current period, and was partially offset by the difference between an income tax benefit of $701,000 during the prior period and a $352,000 provision for income taxes in the current period. Net income for the first nine months of fiscal 2006 was $2.0 million, as compared to $691,000 earned during the same period of the prior year. The increase in net income for the nine-month period was also primarily due to loan loss provisions of $2.9 million during the same period of the prior year, compared to $285,000 in the current period, offset again by an increase from a $301,000 provision for income taxes in the same period of the prior year, to a $1.1 million provision in the current period.

Short term interest rates generally increased in the first nine months of fiscal year 2006, continuing the trend from the prior year. The Federal Open Market (FOMC) of the Federal Reserve has increased its target overnight lending rate 25 basis points at each of its 15 regularly-scheduled meetings since June 2004, and the rate was at 4.75% following the March 28, 2006, meeting. Rates from the two to ten-year sector of the yield curve have increased by approximately 70 to 110 basis points during the first nine months of fiscal 2006, while overnight rates have increased 150 basis points, causing a flattening of the yield curve. It is anticipated that the FOMC will continue to increase the overnight lending rate at the regularly scheduled meeting in May 2006, and possibly again in June 2006, thus further increasing short term market interest rates. The rates paid on our deposit products, which are generally

Next Page

tied to short term market rates, also increased during the nine month period ended March 31, 2006. With long term rates remaining relatively low, in conjunction with increasing short term interest rates, the market yield curve has flattened, and at times inverted. In this rate environment, our net interest spread decreased 17 basis points for the third quarter of 2006 when compared to the same period of the prior year. Our interest income, in general, is more reflective of movements in long term rates than is our interest expense. For the nine month period ending March 31, 2006, our net interest spread decreased 23 basis points when compared to the same period of the prior year. The Company is continuing its efforts to increase the percentage of loans with shorter repricing periods.

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of gains on the sale of available-for-sale securities, service charges, ATM and loan fees, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses and other general operating expenses. In comparing the three and nine-month periods ended March 31, 2006, with the same periods of the prior year, non-interest income increased in the three-month period due primarily to the recognition during the prior period of a large deposit account loss. Non-interest income decreased in the nine-month period primarily due to the decrease in gains realized on the sale of equities and the dividends earned on these equities. In comparing the three and nine-month periods ended March 31, 2006 with the same periods of the prior year, non-interest expense increased primarily due to higher expenses for salaries and benefits, occupancy, and other expenses. A substantial portion of the increased non-interest expense was related to the operations of a new branch in Sikeston, Missouri, which opened January 19, 2006.

The bank's new branch in Sikeston was anticipated to grow between $7.5 million to $10.0 million in loans and deposits by December 31, 2006. As of March 31, 2006, the location had grown to $4.6 million in loans and $2.9 million in deposits. The Sikeston branch is the first de novo expansion the Company has completed in a new market, and we have previously estimated that the branch will break even in the eleventh month of operation.

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans and investment securities. The primary funding for our asset growth is expected to come from retail deposits, overnight borrowings and brokered certificates of deposit. We intend to grow deposits by offering desirable deposit products for our customers and to attract new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Comparison of Financial Condition at March 31, 2006, and June 30, 2005

The Company's total assets increased by $28.1 million, or 8.5%, to $358.5 million at March 31, 2006, as compared to $330.4 million at June 30, 2005. Loans increased $9.7 million, or 3.6%, to $277.3 million at March 31, 2006, as compared to $267.6 million at June 30, 2005. The Company continues to focus on generating loan growth in commercial and residential loans as evidenced by commercial real estate and one- to four-family residential growth of $7.6 million and $3.5 million, respectively. Cash balances increased $13.5 million, or 347.6%, to $17.4 million at March 31, 2006, as compared to $3.9 million at June 30, 2005.

Asset growth has been funded primarily with increased deposits, which have increased $35.3 million since June 30, 2005, partially offset by decreases in FHLB advances of $9.5 million. The 15.7% increase in total deposits primarily reflects an increase in CDs of $17.3 million, which included a $7.8 million increase in brokered CDs, a $14.0 million increase in the Money Market Passbook and an $8.0 million increase in checking accounts, partially offset by decreases in money market deposit accounts of $4.0 million. The increase reflects the emphasis being placed on attracting new deposit accounts to replace FHLB overnight borrowings in a rising rate environment. FHLB advances totaled $52.0 million on March 31, 2006, as compared to $61.5 million at June 30, 2005, while securities sold under agreements to repurchase totaled $11.5 million on March 31, 2006, from $10.8 million at June 30, 2005.

Total stockholders' equity increased $1.2 million, or 4.7%, to $26.2 million at March 31, 2006, as compared to $25.0 million at June 30, 2005. The increase was primarily due to net income, partially offset by cash dividends paid and the decrease in market value of the investment portfolio.

Average Balance Sheet for the Three and Nine Month Periods Ended March 31, 2006 and 2005

The tables on the following page present certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three- and nine-month periods ending March 31, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Next Page

	For the three month period ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-Earning Assets:
Mortgage Loans (1)	$ 193,232,851	$ 3,252,082	6.73%	$ 181,222,114	$ 2,800,159	6.18%
Other Loans (1)	85,158,300	1,430,743	6.72	82,080,790	1,205,586	5.88
Total Net Loans	278,391,151	4,682,825	6.73	263,302,904	4,005,745	6.09
Mortgage-backed securities	15,145,942	147,166	3.89	19,131,356	177,141	3.70
Investment securities (2)	24,164,415	267,840	4.43	15,751,413	150,006	3.81
Other interest-earning assets	12,078,236	89,652	2.97	7,765,541	34,262	1.76
Total Interest-Earning Assets (1)	329,779,744	5,187,483	6.29	305,951,214	4,367,154	5.71
Other noninterest-earning assets (5)	21,460,217	-	-	23,719,597	-	-
Total Assets	$ 351,239,961	$ 5,187,483		$ 329,670,811	$ 4,367,154

Interest-bearing liabilities:
Savings accounts	76,309,552	642,400	3.36	69,518,898	363,319	2.09
NOW accounts	30,130,372	92,336	1.23	32,646,523	99,962	1.22
Money market accounts	10,415,775	48,458	1.86	14,502,324	56,428	1.56
Certificates of deposit	117,489,067	1,057,695	3.60	92,928,267	663,402	2.86
Total Interest-Bearing Deposits	234,344,766	1,840,889	3.14	209,596,012	1,183,111	2.26
Borrowings:
Securities sold under agreements to repurchase	11,856,358	119,827	4.04	10,572,304	55,886	2.11
FHLB advances	52,000,000	687,900	5.29	56,287,201	716,628	5.09
Subordinated debt	7,217,000	133,617	7.41	7,217,000	94,746	5.25
Total interest-bearing liabilities	305,418,124	2,782,233	3.64	283,672,517	2,050,371	2.89
Noninterest-bearing demand deposits	18,121,262	-		15,877,726	-
Other liabilities	1,732,522	-		2,984,273	-
Total Liabilities	325,271,908	-		302,534,516	-
Stockholders' Equity	25,968,053	-		27,136,295	-
Total Liabilities and Stockholders Equity	$ 351,239,961	$ 2,782,233		$ 329,670,811	$ 2,050,371

Net interest income		2,405,250			2,275,535

Interest rate spread (3)			2.65%			2.82%
Net interest margin (4)			2.92%			3.03%

Ratio of average interest-earning assets to average interest-bearing liabilities	107.98%			107.85%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(5)	Includes average balances for fixed assets and BOLI of $8.9 million and $6.6 million for the three month period of March 31, 2006, as compared to $11.4 million and $6.4 million, respectively, for the same period of the prior year.

Next Page

	For the nine month period ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-Earning Assets:
Mortgage Loans (1)	$ 191,740,509	$ 9,419,594	6.55%	$ 181,665,545	$ 8,330,612	6.11%
Other Loans (1)	83,902,605	4,219,906	6.71	77,542,302	3,407,124	5.86
Total Net Loans	275,643,114	13,639,500	6.60	259,207,847	11,737,736	6.04
Mortgage-backed securities	15,859,121	445,650	3.75	19,952,181	552,865	3.69
Investment securities (2)	21,162,576	682,446	4.30	15,744,942	474,670	4.02
Other interest-earning assets	10,254,559	186,186	2.42	6,871,422	84,779	1.65
Total Interest-Earning Assets (1)	322,919,370	14,953,782	6.17	301,776,392	12,850,050	5.68
Other noninterest-earning assets (5)	21,384,429	-	-	21,361,252	-	-
Total Assets	$ 344,303,799	$14,953,782		$ 323,137,644	$12,850,050

Interest-bearing liabilities:
Savings accounts	68,774,431	1,603,461	3.11	69,224,292	1,015,315	1.96
NOW accounts	28,980,624	264,909	1.22	30,369,699	249,647	1.10
Money market accounts	11,935,341	158,687	1.77	15,275,164	152,317	1.33
Certificates of deposit	115,041,129	2,973,944	3.45	86,615,151	1,801,838	2.77
Total Interest-Bearing Deposits	224,731,525	5,001,001	2.97	201,484,306	3,219,117	2.13
Borrowings:
Securities sold under agreements to repurchase	9,947,666	265,237	3.56	7,811,582	105,811	1.81
FHLB advances	56,832,465	2,236,498	5.25	61,510,590	2,240,340	4.86
Subordinated debt	7,217,000	371,006	6.85	7,217,000	261,681	4.83
Total interest-bearing Liabilities	298,728,656	7,873,742	3.51	278,023,478	5,826,949	2.79
Noninterest-bearing demand deposits	17,533,396	-		15,340,723	-
Other liabilities	2,475,397	-		2,952,638	-
Total Liabilities	318,737,449	-		296,316,839	-
Stockholders' Equity	25,566,350	-		26,820,805	-
Total Liabilities and Stockholders Equity	$ 344,303,799	$ 7,873,742		$ 323,137,644	$ 5,826,949

Net interest income		7,080,040			6,981,854

Interest rate spread (3)			2.66%			2.89%
Net interest margin (4)			2.92%			3.10%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.10%			108.54%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.
(5)	Includes average balances for fixed assets and BOLI of $8.3 million and $6.6 million for the nine month period of March 31, 2006, as compared to $8.7 million an $5.7 million, respectively, for the same period of the prior year.

Next Page

Results of Operations - Comparison of the three and nine month periods ended March 31, 2006 and 2005.

General. The Company's net income for the third quarter of fiscal 2006 was $645,000, as compared to a loss of $975,000 during the same period of the prior year. The increase in net income was primarily due to the inclusion of a $2.6 million provision for loan losses in the prior period's results, compared to an $80,000 provision in the current period, and was partially offset by the difference between an income tax benefit of $701,000 during the prior period and a $352,000 provision for income taxes in the current period. Net income for the first nine months of fiscal 2006 was $2.0 million, as compared to $691,000 earned during the same period of the prior year. The increase in net income for the nine-month period was also primarily due to loan loss provisions of $2.9 million during the same period of the prior year, compared to $285,000 in the current period, offset again by an increase from a $301,000 provision for income taxes in the same period of the prior year, to a $1.1 million provision in the current period.

Net Interest Income. The Company's net interest income increased for the three and nine-month periods ended March 31, 2006, by $130,000 and $98,000 respectively, as compared to the same periods of the prior year. The increase was primarily due to an increase in the average amount of interest-earning assets, partially offset by decreases in net interest rate spread. The net interest rate spread for the three and nine-month periods ended March 31, 2006, was 2.65% and 2.66%, respectively, as compared to 2.82% and 2.89% for the same periods of the prior year. The decrease in net interest rate spread for the three-month period ended March 31, 2006, resulted from a 75 basis point increase in the weighted-average cost of funds, partially offset by a 58 basis point increase in the weighted-average yield on interest-earning assets. The decrease in net interest rate spread for the nine-month period ended March 31, 2006, resulted from a 72 basis point increase in the weighted-average cost of funds, partially offset by a 49 basis point increase in the weighted-average yield on interest-earning assets. Net interest rate spread compression during the fiscal year has been due primarily to the short-term interest rate increases by the Federal Reserve, without accompanying long-term interest rate increases, increased competition within our market area for both loans and deposits, and increased cash balances, which lowered our average yield on interest-earning assets. Absent cash balances, the Company's net interest spread for the three- and nine-month periods ended March 31, 2006, would have decreased by 14 and 15 basis points, respectively, as compared to decreases of 17 and 22 basis points, respectively, including the impact of the increased cash balances. The Company anticipates lower cash balances in the next quarter.

Interest Income. Total interest income for the three- and nine-month periods ended March 31, 2006 increased by 862,000 and $2.1 million, respectively, as comparted to the same periods of the prior year. The increase for the three-month period ended March 31, 2006 was primarily due to a $23.8 million increase in the average balance of interest-earning assets to $329.8 million, and a 58 basis point increase in weighted-average yields earned. For the nine month period ended, the increase was primarily due to a $21.1 million increase in the average balance of interest-earning assets to $322.9 million at March 31, 2006, and a 49 basis point increase in weighted-average yields earned over the same period of the prior year. The increases in average interest-earning assets reflect planned balance sheet growth. For the three- and nine-month periods ended March 31, 2006, the average interest rate on interest-earning assets was 6.29% and 6.17%, respectively, as compared to 5.71% and 5.68%, respectively, for the same periods of the prior year.

Interest Expense. Total interest expense for the three- and nine-month periods ended March 31, 2006, increased by $732,000 and $2.0 million, respectively, as compared to the same periods of the prior year. The increase for the three-month period ended March 31, 2006, was primarily due to the increase in the average balance of total interest-bearing liabilities of $21.7 million, and an increase in the weighted-average cost of funds of 75 basis points. The increase for the nine-month period ended March 31, 2006 was primarily due to the increase in the average balance of total interest-bearing liabilities of $20.7 million, and a 72 basis point increase in the weighted-average cost of funds. The increases in the average balance of interest-bearing liabilities were primarily used to fund asset growth. The increase in the weighted-average cost of funds was primarily due to an increase in short term rates, resulting in an increase in the cost for deposits, repurchase agreements, overnight borrowings, and interest costs associated with the junior subordinated debt.

Provision for Loan Losses. The provision for loan losses for the three- and nine-month periods ended March 31, 2006, was $80,000 and $285,000, respectively, as compared to $2.6 million and $2.9 million for the same periods ended March 31, 2005. The higher provision for loan losses in the fiscal 2005 periods was primarily due to a problem credit identified in the quarter ended March 31, 2005. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income increased $183,000 for the three-month period ended March 31, 2006, as compared to the same period of the prior year. The increase was primarily due to the inclusion during the same period of the prior year of a $210,000 loss on a deposit account related to a problem credit relationship identified in the quarter ended March 31, 2005. Exclusive of this item, non-interest income for the quarter ended March 31, 2006, is comparable to the same quarter of the prior year. Non-interest income decreased $199,000 for the nine-month period ended March 31, 2006, as compared to the same period of the prior year. The decrease was primarily due to inclusion in the results of the same period of the prior year of $352,000 in gains realized on the sale of equity investments and $41,000 in dividend income received on those equities, partially offset by the prior year's $210,000 loss noted above.

Next Page

Non-interest Expense. Non-interest expense increased $169,000 for the three-month period ended March 31, 2006, as compared to the same period of the prior year, and increased $382,000 for the nine-month period ended March 31, 2006, as compared to the same period of the prior year. Non-interest expense increased due to higher costs for compensation, occupancy, and other operating expenses. Total non-interest expenses attributable to operations of the Sikeston branch are estimated at $133,000 during the three month-period ended March 31, 2006. Absent those expenses, non-interest expense would have increased $36,000 compared to the same period of the prior year.

Income Taxes. The provision for income taxes for the three-month period ended March 31, 2006 was $352,000, compared to a benefit of $701,000 for the same period of the prior year. The increase in provision for income taxes was primarily due to the net loss before income taxes during the prior period. The provision for income taxes for the nine-month period ended March 31, 2006, was $1.1 million, as compared to $301,000 for the same period of the prior year, primarily due to thet higher level of net income before income taxes during the fiscal 2006 period.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2006, and 2005:

	2006	2005
Balance, beginning of period	$ 2,016,514	$ 1,978,491
Loans charged off:
Residential real estate	(56,834)	(6,761)
Commercial real estate	-	-
Commercial business	(90,272)	-
Consumer	(136,843)	(115,400)
Gross charged off loans	(283,949)	(122,161)
Recoveries of loans previously charged off:
Residential real estate	81	5,221
Commercial	-	224
Consumer	44,714	20,963
Gross recoveries of charged off loans	44,795	26,408
Net charge offs	(239,154)	(95,753)
Provision charged to expense	285,000	2,855,000
Balance, end of period	$ 2,062,360	$ 4,737,738

Ratio of net charge offs during the period
to average loans outstanding during the period	.09%	.04%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principle is unlikely. The allowance for loan losses increased $46,000 to $2.1 million at March 31, 2006, from $2.0 million at June 30, 2005. At March 31, 2006, the Bank had $403,000, or 0.11% of total assets, adversely classified (substandard, doubtful, or loss), as compared to adversely classified assets of $1.3 million, or 0.54% of assets, at June 30, 2005 and $6.1 million, or 1.8% of assets, at March 31, 2005. The June 30, 2005 and March 31, 2005 classified asset totals included one significant problem loan identified during the quarter ended March 31, 2005. At March 31, 2006, the Company had classified assets of substandard, doubtful and loss of $360,000, $43,000, and $0, respectively.

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

The following table summarizes changes in the Company's level of nonperforming assets over selected time periods:

Loans past maturity/delinquent 90 days or more
	03/31/06	6/30/05	03/31/05
Residential real estate	$ 4,000	$ 130,000	$ 71,000
Commercial	0	394,000	4,972,000
Consumer	60,000	47,000	62,000
Total loans past maturity/delinquent 90 days or more	64,000	571,000	5,105,000
Foreclosed real estate or other real estate owned	200,000	87,000	87,000
Other repossessed assets	322,000	7,000	6,000
Total nonperforming assets	$ 586,000	$ 665,000	$ 5,198,000

Percentage nonperforming assets to total assets	0.16%	0.20%	1.57%
Percentage nonperforming loans to net loans	0.02%	0.21%	1.98%

The increase in Other Repossessed Assets primarily reflects the reclassification from nonperforming loans of $264,000 related to one problem credit relationship (see Legal Proceedings).

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At March 31, 2006, the Company had outstanding commitments to fund approximately $42.0 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2006, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $96.0 million, of which $52.0 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional borrowing capacity of approximately $67.5 million at March 31, 2006. Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company is subject to minimum regulatory capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. As of March 31, 2006, and June 30, 2005, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of June 15, 2005, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that have changed the Bank's classification.

Next Page

The Bank's actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern Missouri Bank & Trust As of March 31, 2006
Total Capital (to Risk-Weighted Assets)	$ 28,720,000	11.66%	$ 19,705,000	8.0%	$ 24,631,000	10.0%

Tier I Capital (to Risk-Weighted Assets)	26,653,000	10.82	9,852,000	4.0	14,779,000	6.0

Tier I Capital (to Average Assets)	26,653,000	7.72	13,807,000	4.0	17,258,000	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern Missouri Bank & Trust As of June 30, 2005
Total Capital (to Risk-Weighted Assets)	26,958,000	11.46%	18,825,000	8.0%	23,531,000	10.0%

Tier I Capital (to Risk-Weighted Assets)	24,942,000	10.60	9,412,000	4.0	14,119,000	6.0

Tier I Capital (to Average Assets)	24,942,000	7.76	12,849,000	4.0	16,061,000	5.0

Next Page

PART I: Item 3: Quantitative and Qualitative Disclosures About Market Risk
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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (maturities up to ten years), subject to early redemption and fixed terms. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial real estate and commercial business loans, which typically provide higher yields and shorter repricing periods, but inherently increased credit risk; (ii) increasing loans receivable through the origination of adjustable-rate residential loans, (iii) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (iv) actively soliciting less rate-sensitive deposits, and (v) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

During the first nine months of fiscal year 2006, fixed rate residential loan production totaled $17.3 million, as compared to $14.3 million during the same period of the prior year. At March 31, 2006 the fixed rate residential loan portfolio was $89.0 million with a weighted average maturity of 196 months, as compared to $82.1 million at March 31, 2005 with a weighted average maturity of 185 months. The Company originated $7.5 million in adjustable-rate residential loans during the nine-month period ended March 31, 2006, as compared to $8.5 million during the same period of the prior year. At March 31, 2006, fixed rate loans with remaining maturities in excess of 10 years totaled $77.2 million, or 27.8% of loans receivable, as compared to $76.6 million, or 29.2% of loans receivable at March 31, 2005. The Company originated $60.9 million in adjustable rate commercial loans during the nine month period ended March 31, 2006 as compared to $55.3 million during the same period of the prior year. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than 3.6 years. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts. During the nine-month period ended March 31, 2006, we have offered special rate/term certificates of deposit in order to reduce the amount of FHLB overnight borrowings, resulting in an increase of $17.4 million in certificates of deposit as compared to March 31, 2005. Management has felt that the cost of overnight borrowings would continue to increase, due to predictions that the Federal Open Market Committee would continue to raise rates; for that reason, management determined that brokered deposits were an attractive funding option. We have increased brokered deposits during the first nine months of fiscal 2006 by $7.8 million; these new deposits carry a waighted-average rate of 4.04%, roughly equivalent to the cost of overnight borrowings at the time they were originated, but have a weignted average maturity of over ten months.

Next Page

Interest Rate Sensitivity Analysis

The following table sets forth, as of March 31, 2006, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent parallel increases and 100, 200 and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

	Estimated Net Portfolio Value			NPV as % of PV of Assets
BP Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$ 15,318	$ (15,274)	(50)%	4.54%	(4.09)%
+200	21,044	(9,548)	(31)%	6.13%	(2.50)%
+100	26,228	(4,365)	(14)%	7.51%	(1.12)%
NC	30,592	-	-	8.63%	-
-100	33,686	3,094	10%	9.38%	0.75%
-200	35,266	4,674	15%	9.72%	1.09%
-300	36,436	5,843	19%	9.95%	1.32%

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

Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. Also, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

Next Page

PART I: Item 4: Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of March 31, 2006, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending June 30, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2006 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

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

In early 2005, the Bank discovered there had been an adverse development with respect to a substandard loan, which resulted from allegedly fraudulent activities on the part of a significant borrower. The resolution of the borrower's assets has resulted in litigation between the Bank and another financial institution with non-performing loans to the same borrower, as well as several other entities, including the accounting firm which performed audits on said borrower. The litigation is based on who was the rightful lien holder of various assets of the borrower. To date, we have liquidated all assets of the borrower that we were able to take possession of, and have incurred charge-offs of $4.4 million. At March 31, 2006, the Bank's carrying value of this customer's assets was approximately $264,000 (this amount is reflected in the balance of Other Repossessed Assets; see Nonperforming Assets). To the extent this litigation is settled or resolved in favor of the Bank, current balances and a portion of this write down could be recovered. The Company cannot predict whether or to what extent such a recovery may occur.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
01/01/2006 thru 01/31/2006	-	-	-	26,355
02/01/2006 thru 02/28/2006	-	-	-	26,355
03/01/2006 thru 03/31/2006	-	-	-	26,355
Total	-	-	-	26,355

Item 3 - Defaults upon Senior Securities

              Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

              None

Item 5 - Other Information

              None

Next Page

Item 6 - Exhibits

              (a)  Exhibits
(3)	(a)	Certificate of Incorporation of the Registrant++
(3)	(b)	Bylaws of the Registrant++
(4)		Form of Stock Certificate of Southern Missouri Bancorp+++
10		Material Contracts
	(a)	Registrant's Stock Option Plan*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
	(c)	Employment Agreement
		(i)	Greg A. Steffens**
	(d)	Director's Retirement Agreements
		(i)	Thadis R. Seifert***
		(ii)	James W. Tatum***
		(iii)	Samuel H. Smith***
		(iv)	Sammy A. Schalk****
		(vi)	Ronnie D. Black****
		(vii)	L. Douglas Bagby****
		(viii)	Rebecca McLane Brooks*****
		(ix)	Charles R. Love*****
		(x)	Charles R. Moffitt*****
	(e)	Tax Sharing Agreement***
31		Rule 13a-14(a) Certification
32		Section 1350 Certification

_____________________
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
+++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant
Date:	May 12, 2006	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors
Date:	May 12, 2006	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Certifications