Form 10-K
period 2006-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2006-09-28
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006 OR

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

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES           NO   X

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES               NO    X

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES       X       NO

            Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.       X

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
            Large accelerated filer                  Accelerated filer                 Non-accelerated filer    X

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES               NO       X

            The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $28.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            As of September 28, 2006, there were issued and outstanding 2,236,331 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
             Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2006.
            Part III of Form 10-K - Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

            Southern Missouri Savings Bank was originally chartered as a mutual Missouri savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. On June 4, 2004, Southern Missouri Bank & Trust Co. ("Bank") converted from a Missouri chartered stock savings bank to a Missouri state chartered trust company with banking powers ("Charter Conversion").

            The primary regulator of the Bank is the Missouri Division of Finance. The Bank's deposits continue to be insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"). With the Bank's conversion to a trust company with banking powers, the Company became a bank holding company regulated by the Federal Reserve Board ("FRB").

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

            At June 30, 2006, the Company had total assets of $350.7 million, total deposits of $258.1 million and stockholders' equity of $26.6 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

Next Page

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

Market Area

            The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Scott, Mississippi, New Madrid, Wayne, and Pemiscot Counties in Missouri, and Mississippi and Clay Counties in Arkansas. The Bank's market area has a population of approximately 200,000. The largest employers in the Bank's primary market area are the poplar Bluff Regional Medial Center,

Next Page

employing approximately 1,200 persons, and Briggs & Stratton, a small engine manufacturing facility employing approximately 1,000 persons. Other major employers include Good Humor-Breyers, Gates Rubber, John Pershing VA Hospital, Nordyne, the Poplar Bluff School District, the Twin Rivers Regional Medical Center, Wal-Mart Stores, Emerson Electric, Tyson Foods, and Arvin. The Bank's market area is primarily rural in nature and relies heavily on the manufacturing industries and agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

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

Internet Website

            Bancorp maintains a website at www.smbtonline.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp currently makes available on or through its website Bancorp's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Selected Consolidated Financial Information

            This information is incorporated by reference from pages 9 and 10 of the 2006 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

            This information contained under the section captioned "Yields Earned and Rates Paid" is incorporated herein by reference from page 18 of the Annual Report.

Rate/Volume Analysis

            This information is incorporated by reference from page 18 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

            This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" is incorporated herein by reference from pages 16 and 17 of the Annual Report.

Lending Activities

            General. The Bank's lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial real estate, construction loans on residential and commercial properties, commercial business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the State of Missouri.

Next Page

            Supervision of the loan portfolio is the responsibility of William D. Hribovsek, Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the Loan Officers Committee, comprised of President Greg Steffens and Chief Lending Officer William D. Hribovsek, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $500,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

            The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2006, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $7.9 million. At June 30, 2006, the Bank's five largest extensions of credit to one entity ranged from $6.0 million to $7.5 million, net of participation interests sold. The majority of these credits were commercial or commercial real estate loans and all of them were performing according to their terms.

Next Page

            Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
One-to four-family	$127,205	45.28%	$125,775	47.01%	$122,392	49.28%
Commercial real estate	65,374	23.27	58,144	21.73	56,112	22.59
Construction	10,868	3.87	8,557	3.20	7,533	3.03
Total mortgage loans	$203,447	72.42	$192,476	71.94	$186,037	74.90

Other Loans:
Automobile loans	10,428	3.71	11,444	4.28	12,808	5.16
Commercial business	65,109	23.18	59,284	22.16	45,923	18.49
Home equity	7,007	2.49	7,504	2.80	5,901	2.38
Other	2,671	0.95	2,466	0.92	2,768	1.11
Total other loans	85,215	30.33	80,698	30.16	67,400	27.14

Total loans	$288,662	102.75	$273,174	102.10	$253,437	102.04

Less:
Undisbursed loans in process	$ 5,738	2.04	$ 3,627	1.36	$ 3,093	1.24
Deferred fees and discounts	(65)	(0.02)	(37)	(0.01)	11	---
Allowance for loan losses	2,058	0.73	2,016	0.75	1,978	0.80
Net loans receivable	$280,731	100.00%	$267,568	100.00%	$248,355	100.00%

Type of Security:
Residential real estate
One-to four-family	$134,111	47.74%	$130,610	48.82%	$125,051	50.35%
Multi-family	1,571	0.56	1,752	0.65	1,531	0.62
Commercial real estate	54,544	19.41	50,486	18.87	51,692	20.81
Land	14,177	5.04	9,628	3.60	7,763	3.12
Commercial	64,153	22.84	59,284	22.16	45,923	18.49
Consumer and other	20,106	7.16	21,414	8.00	21,477	8.65
Total loans	$288,662	102.75	$273,174	102.10	$253,437	102.04

Less:
Undisbursed loans in process	5,738	2.04	3,627	1.36	3,093	1.24
Deferred fees and discounts	(65)	(0.02)	(37)	(0.01)	11	---
Allowance for loan losses	2,058	0.73	2,016	0.75	1,978	0.80
Net loans receivable	$280,931	100.00%	$267,568	100.00%	$248,355	100.00%

Next Page

            The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
One-to four-family	$ 88,261	31.42%	$ 84,440	31.56%	$ 81,430	32.79%
Commercial real estate	25,667	9.13	18,430	6.89	17,963	7.23
Construction	6,536	2.33	5,882	2.20	4,733	1.91
Consumer	13,059	4.65	13,867	5.18	15,798	6.24
Commercial business	25,315	9.01	24,247	9.06	15,191	6.12

Total fixed-rate loans	158,838	56.54	146,866	54.89	135,115	54.29

Adjustable-Rate Loans:
One-to four-family	38,944	13.86	41,335	15.45	40,962	16.49
Commercial real estate	39,706	14.13	39,714	14.84	38,149	15.36
Construction	4,333	1.54	2,675	1.00	2,800	1.13
Consumer	7,047	2.51	7,547	2.82	5,679	2.41
Commercial business	39,794	14.17	35,037	13.10	30,732	12.37

Total adjustable-rate loans	129,824	46.21	126,308	47.21	118,322	47.76

Total Loans	288,662	102.75	273,174	102.10	253,437	102.05

Less:
Undisbursed loans in process	5,738	2.04	3,627	1.36	3,093	1.25
Net deferred loan fees	(65)	(0.02)	(37)	(0.01)	11	---
Allowance for loan loss	2,058	0.73	2,016	0.75	1,978	0.80
	$280,931	100.00%	$267,568	100.00%	$248,355	100.00%

            One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2006, net mortgage loans secured by one- to four-family residences totaled $127.2 million, or 45.3% of net loans receivable.

            The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2006, the Bank originated $9.3 million of ARM loans and $21.3 million of fixed-rate loans that were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

            The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 25 basis points, but does not require private mortgage insurance. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are amortized over shorter periods.

            Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not

Next Page

contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2006, one- to four-family loans with a fixed rate totaled $88.3 million, and had a weighted-average maturity of 196 months.

            The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2006, loans tied to the CMT index totaled $33.4 million.

            Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2006, loans tied to these indices totaled $5.9 million.

            In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During fiscal 2006, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

            Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2006, the Bank had $65.4 million in commercial real estate loans, which represented 23.3% of net loans receivable.

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

            Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2006, the Bank had $10.9 million, or 3.9% of net loans receivable in construction loans outstanding.

Next Page

            Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2006, the Bank had $10.9 million in construction loans, $6.8 million of which were secured by residential real estate (of which $1.6 million was for speculative construction), $3.4 million of which were secured by commercial real estate and $700,000 of which were secured by multi-family real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

            Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2006, the Bank's consumer loan portfolio totaled $20.1 million, or 7.2% of net loans receivable.

            Home equity loans represented 34.9% of the Bank's consumer loan portfolio at June 30, 2006, and totaled $7.0 million, or 2.5% of net loans receivable.

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

            Automobile loans represented 51.9% of the Bank's consumer loan portfolio at June 30, 2006, and totaled $10.4 million, or 3.7% of net loans receivable. Of that total, $1.5 million represented loans originated by auto dealers. These loans generally pay a negotiated fee back to the dealer. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

            Commercial Business Lending. At June 30, 2006, the Bank also had $65.1 million in commercial business loans outstanding, or 23.2% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

            The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $25.3 million in fixed rate and $39.8 million of adjustable rate commercial business loans. The adjustable rate business loans can reprice daily, monthly or annually, in accordance with the Wall Street prime rate of interest. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

            Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2006. Commitments to extend credit totaled $40.6 million at June 30, 2006.

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)
Federal Home Loan Bank
advances	$ 6,000	$ 6,000	$34,000	$ ---	$ 46,000
Certificates of deposit	113,100	10,166	2,319	4	125,589
Total	$119,100	$16,166	$36,319	$ 4	$171,589

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$ 5,738	$ ---	$ ---	$ ---	$ 5,738
Other commitments	28,435	624	392	5,374	34,825
	$34,173	$624	$392	$5,374	$40,563

Next Page

Loan Maturity and Repricing

            The following table sets forth certain information at June 30, 2006 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

One-to four-family	$ 18,405	$23,129	$13,029	$72,642	$127,205
Commercial real estate	34,632	27,043	2,276	1,423	65,374
Construction	10,868	---	---	---	10,868
Consumer	9,290	10,606	210	---	20,106
Commercial business	40,527	24,027	526	29	65,109
Total loans	$113,722	$84,805	$16,041	$74,084	$288,662

            As of June 30, 2006, loans with a maturity date after June 30, 2007 with fixed interest rates totaled $138.8 million, and loans with a maturity date after June 30, 2007 with adjustable rates totaled $36.2 million.

Loan Originations, Sales and Purchases

            Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans to customers during fiscal year 2002 which are also originated by the Bank's staff.

            While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2006, the Bank originated $176.1 million of loans, compared to $167.0 million and $169.4 million in fiscal 2005 and 2004, respectively. Of these loans, mortgage loan originations were $78.1 million, $60.8 million and $80.2 million and $63.2 million in fiscal 2006, 2005 and 2004, respectively.

            From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2006, the Bank purchased $4.1 million of new loans. At June 30, 2006, loan participations totaled $14.7 million, or 5.2% of net loans receivable. All of these participations were secured by properties located in Missouri. At June 30, 2006, all of these participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

Next Page

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Total loans at beginning of period	$273,174	$253,437	$226,430
Loans originated:
One-to four-family residential	31,079	33,306	43,640
Multi-family residential and commercial real estate	32,754	19,309	27,533
Construction loans	10,143	8,406	4,724
Commercial and industrial	36,265	39,703	33,147
Consumer and others	9,728	9,764	9,908
Total loans originated	119,969	110,488	118,952

Loans purchased:
Total loans purchased	4,118	9,819	7,690

Loans sold:
Total loans sold	(5,184)	(9,217)	(5,398)

Principal repayments	(103,159)	(91,343)	(94,101)

Foreclosures	(256)	(10)	(136)
Net loan activity	15,488	19,737	27,007

Total loans at end of period	$288,662	$273,174	$253,437

Loan Commitments

            The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and stand by letters-of-credit. The Bank had outstanding net loan commitments of approximately $39.3 million at June 30, 2006. See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

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

Next Page

            The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2006.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

One-to four-family	1	$11	---	$---	1	$11
Commercial real estate	---	---	---	---	---	---
Commercial non-real estate	---	---	---	---	---	---
Other consumer	4	17	1	2	5	19
Totals	5	$28	1	$2	6	$30

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

            At June 30, 2006, the Bank had eleven loans on which interest was not being accrued in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded interest income of $11,000, $146,000 and $700 on non-accrual loans during the years ended June 30, 2006, 2005 and 2004, respectively, if these loans had been performing in accordance with their terms during such periods. Interest income of approximately $9,000, $8,000 and $200 was recognized on these loans for the years ended June 30, 2006, 2005 and 2004, respectively.

Next Page

            The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccruing loans:
One-to four-family	$ ---	$ 52	$ ---	$ ---	$ 96
Commercial real estate	--	---	---	---	28
Consumer	51	41	4	7	10
Commercial business	---	334	---	---	---
Total	$ 51	$427	$ 4	$ 7	$ 134

Loans 90 days past due accruing interest:
One-to four-family	$ ---	$ 78	$ 114	$ 74	$ 177
Commercial real estate	--	---	---	---	---
Consumer	2	6	17	---	18
Commercial business	---	60	---	8	7
Total	$ 2	$144	$ 131	$ 82	$ 202

Total nonperforming loans	$ 53	$571	$ 135	$ 89	$ 336

Foreclosed assets held for sale:
Real estate owned	$200	$ 87	$ 163	$ 217	$ 383
Other nonperforming assets	16	7	17	41	5
Total nonperforming assets	$269	$665	$ 315	$ 347	$ 724

Total nonperforming loans to net loans	0.02%	0.21%	0.05%	0.04%	0.16%
Total nonperforming loans to net assets	0.02%	0.17%	0.04%	0.03%	0.13%
Total nonperforming assets to total assets	0.08%	0.20%	0.10%	0.12%	0.27%

            Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $1.1 million in loans (all were commercial real estate and commercial business lending relationships) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets.

            Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2006, the Company's balance of real estate owned totaled $200,000 and included one commercial lot and three residential properties.

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

            On the basis of management's review of the assets of the Company, at June 30, 2006, classified assets totaled $1.1 million, or 0.27% of total assets as compared $1.3 million, or 0.54% of total assets at June 30, 2005. Of the amount classified as of June 30, 2006, $1.0 million were substandard and $49,000 were doubtful. The largest classified commercial lending relationship at June 30, 2006 totaled $354,000 and was performing in accordance with its terms. In addition, the Bank had classified three other commercial lending relationships, which in the aggregate totaled $541,000. The other borrowing relationships were classified due to concerns over whether the borrower was generating sufficient cash flow to amortize the loans in accordance with their terms.

            Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2006, of $2.1 million, which represented 765% of nonperforming assets as compared to an allowance of $2.0 million, which represented 306% of nonperforming assets at June 30, 2005. See "Item 3. Legal Proceedings" for a discussion of the fiscal 2005 impact on the Bank of allegedly fraudulent actions by a significant borrower, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Years Ended June 30, 2005 and 2004," attached hereto as Exhibit 13.

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

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance at beginning of period	$2,016	$1,978	$1,836	$1,569	$1,462
Recoveries
One-to four-family	---	5	---	---	---
Commercial real estate	---	---	---	---	8
Commercial business	11	---	2	20	---
Consumer	54	39	24	42	29
Total recoveries	65	44	26	62	37

Charge offs:
One-to four-family	57	7	39	18	24
Commercial real estate	---	---	9	---	13
Commercial business	374	4,687	16	20	95
Consumer	147	127	95	87	148
Total charge offs	578	4,821	159	125	280

Net charge offs	(513)	(4,777)	(133)	(63)	(243)
Acquired allowance for losses	---	---	---	---	---
Provision for loan losses	555	4,815	275	330	350

Balance at end of period	$2,058	$2,016	$1,978	$1,836	$1,569

Ratio of allowance to total loans outstanding at the end of the period	0.73%	0.75%	0.80%	0.81%	0.73%
Ratio of net charge offs to average loans outstanding during the period	0.19%	1.84%	0.06%	0.03%	0.12%

Next Page

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to four-family	$ 205	44.07%	$ 225	46.04%	$ 219	48.29%	$ 214	51.59%	$ 237	56.04%
Construction	81	3.76	67	3.13	60	2.97	25	1.49	24	1.44
Commercial real estate	619	22.65	595	21.28	634	22.14	546	21.49	602	20.09
Consumer	293	6.97	306	7.84	321	8.48	326	9.07	254	8.77
Commercial business	857	22.55	770	21.71	743	18.12	536	16.36	450	13.66
Unallocated	3	---	53	---	1	---	189	---	2	---
Total allowance for loan losses	$2,058	100.00%	$2,016	100.00%	$1,978	100.00%	$1,836	100.00%	$1,569	100.00%

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

            The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President, the CFO, the COO and three outside directors.

            Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as hold-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2006, AFS securities totaled $38.4 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

            Presently, the Company has no high risk derivative instruments and no outstanding hedging activities. Management does not currently intend to purchase derivative instruments or enter into hedging activities.

            Investment and Other Securities. At June 30, 2006, the Company's investment securities portfolio totaled $26.6 million, or 7.6% of total assets as compared to $20.2 million, or 6.2% of total assets at June 30, 2005. During 2006, the Bank had $730,000 in maturities and $7.6 million in security purchases. Of the securities that matured, none were called for early redemption. At June 30, 2006, the investment securities portfolio included $20.2 million in U.S. government and government agency bonds and $850,000 in municipal bonds, $19.7 million of which are subject to early redemption at the option of the issuer. The remaining portfolio consists of $1.0 million in FNMA preferred stock, $2.6 million in FHLB stock, and $1.9 million in other securities. Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2006, excluding the FNMA preferred stock, was 45.4 months.

            Mortgage-Backed Securities. At June 30, 2006, MBS totaled $14.4 million, or 4.1%, of total assets as compared to $17.2 million, or 5.2%, of total assets at June 30, 2005. During fiscal 2006, the Bank had maturities and prepayments of $4.3 million and had purchases of $2.0 million in MBS. At June 30, 2006, the MBS portfolio included $685,000 in adjustable-rate MBS, $6.6 million in fixed-rate MBS and $7.1 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2006 was 31.0 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Next Page

Investment Securities Analysis

            The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2006		2005		2004
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$20,164	75.80%	$14,373	69.85%	$11,314	50.55%
State and political subdivisions	850	3.19	1,600	7.78	777	3.47
FNMA preferred stock	1,000	3.76	984	4.78	1,002	4.48
Equity securities	---	---	---	---	3,415	15.25
FHLB stock	2,641	9.93	3,121	15.16	3,171	14.17
Other securities	1,948	7.32	500	2.43	2,704	12.07

Total	$26,603	100.00%	$20,578	100.00%	$22,383	100.00%

            The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2006.

	Available Securities for Sale June 30, 2006
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government, government agencies and other securities:
Due within 1 year	$ 1,450	$ 1,450	8.25%
Due after 1 year but within 5 years	20,673	20,164	4.21
Due after 5 years but within 10 years	---	---	---
Due over 10 years	500	498	4.60
Total	22,623	22,112	4.49

State and political subdivisions:
Due within 1 year	340	337	2.25
Due after 1 year but within 5 years	512	513	4.77
Due after 5 years but within 10 years	---	---	---
Total	852	850	3.77

No stated maturity:
FNMA preferred stock	1,000	1,000	5.09
FHLB stock	2,641	2,641	3.80
	3,641	3,641	4.15

Total Available for Sale	$27,116	$26,603	4.42%

Next Page

            The following table sets forth certain information at June 30, 2006 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2006
(Dollars in thousands)
Amounts due:
Within 1 year	$ 729
After 1 year through 3 years	268
After 3 years through 5 years	---
After 5 years	14,026
Total	$15,023

            The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2006, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2006
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$14,294
Adjustable	729
Total	$15,023

            The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$1,854	$1,771	$ 2,705	$ 2,673	$ 3,634	$3,552
GNMA certificates	194	192	259	259	350	348
FNMA certificates	5,624	5,335	7,127	7,066	9,225	9,094
Collateralized mortgage obligations issued by government agencies	7,351	7,142	7,319	7,245	8,158	8,000
Collateralized mortgage obligations issued by private issuer	---	---	---	---	---	---

Total	$15,023	$14,440	$17,410	$17,243	$21,367	$20,994

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

Next Page

Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$ 100	$ 18,710	7.25%
1.44	None	NOW Accounts	100	31,037	12.03
3.73	None	Savings Accounts	100	73,825	28.61
2.02	None	Money Market Deposit Accounts	1,000	8,908	3.45

		Certificates of Deposit
4.75%	30-day	30-day Fixed-term/Fixed rate	1,000	189	0.07%
4.77	91-day	Fixed-term/Fixed-rate	1,000	497	0.19
3.21	91-day	IRA Fixed-term/Fixed-rate	1,000	20	0.01
4.31	5 month	Fixed-term/Fixed-rate	1,000	4,376	1.70
4.20	5 month	IRA Fixed-term/Fixed-rate	1,000	186	0.07
4.24	6 month	Fixed-term/Fixed-rate	1,000	9,180	3.56
3.30	6 month	IRA Fixed-term/Fixed-rate	1,000	321	0.13
5.03	7 month	Fixed-term/Fixed-rate	1,000	12,941	5.01
5.02	7 month	IRA Fixed-term/Fixed-rate	1,000	1,317	0.51
4.06	9 month	Fixed-term/Fixed-rate	1,000	9,286	3.60
3.90	9 month	IRA Fixed-term/Fixed-rate	1,000	1,067	0.41
4.19	11 month	Fixed-term/Fixed-rate	1,000	12,898	5.00
4.06	11 month	IRA Fixed-term/Fixed-rate	1,000	2,820	1.09
3.90	12 month	Fixed-term/Fixed-rate	1,000	15,282	5.92
3.58	12 month	IRA Fixed-term/Fixed-rate	1,000	1,347	0.52
3.88	13 month	Fixed-term/Fixed-rate	1,000	10,889	4.22
3.85	13 month	IRA Fixed-term/Fixed-rate	1,000	387	0.15
3.58	15 month	Fixed-term/Fixed-rate	1,000	7,363	2.85
3.51	15 month	IRA Fixed-term/Fixed-rate	1,000	1,365	0.53
3.53	18 month	Fixed-term/Fixed-rate	1,000	587	0.23
4.00	18 month	IRA Fixed-term/Fixed-rate	1,000	540	0.21
3.20	24 month	Fixed-term/Fixed-rate	1,000	2,409	0.93
2.87	24 month	IRA Fixed-term/Fixed-rate	1,000	370	0.14
4.83	24 month	IRA Fixed-term/Variable rate	1,000	314	0.12
3.01	25 month	Fixed-term/Fixed-rate	1,000	2,341	0.91
2.98	25 month	IRA Fixed-term/Fixed-rate	1,000	270	0.10
8.46	29 month	Fixed-term/Fixed-rate	1,000	1	---
3.23	30 month	Fixed-term/Fixed-rate	1,000	276	0.11
3.03	35 month	Fixed-term/Fixed-rate	1,000	57	0.03
3.37	35 month	IRA Fixed-term/Fixed-rate	1,000	118	0.05
3.06	36 month	Fixed-term/Fixed-rate	1,000	6,907	2.68
2.91	36 month	IRA Fixed-term/Fixed-rate	1,000	2,483	0.96
3.57	48 month	Fixed-term/Fixed-rate	1,000	825	0.32
3.47	48 month	IRA Fixed-term/Fixed-rate	1,000	231	0.09
4.94	55 month	Fixed-term/Fixed-rate	1,000	5,639	2.19
4.91	55 month	IRA Fixed-term/Fixed-rate	1,000	1,010	0.39
4.18	60 month	Fixed-term/Fixed-rate	1,000	6,912	2.68
3.14	60 month	IRA Fixed-term/Fixed-rate	1,000	2,463	0.95
4.00	84 month	Fixed-term/Fixed-rate	1,000	74	0.03
3.96	96 month	Fixed-term/Fixed-rate	1,000	1	---

				$258,069	100.00%

Next Page

            The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2006. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$28,091
Over three through six months	9,149
Over six through twelve months	7,548
Over 12 months	2,721
Total	$47,509

Time Deposits by Rates

            The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2006	2005	2004
	(Dollars in thousands)

0.00 - 0.99%	$ ---	$ ---	$ 13
1.00 - 1.99%	---	9,291	40,381
2.00 - 2.99%	9,475	40,481	9,209
3.00 - 3.99%	56,044	36,306	14,629
4.00 - 4.99%	49,635	10,600	14,262
5.00 - 5.99%	10,435	3,036	3,834
6.00 - 6.99%	---	213	265

Total	$125,589	$99,927	$82,593

            The following table sets forth the amount and maturities of all time deposits at June 30, 2006.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

2.00 - 2.99%	$ 8,559	$ 891	$ 25	$ ---	$ ---	$ 9,475	7.55%
3.00 - 3.99%	49,405	3,832	2,400	406	1	56,044	44.62
4.00 - 4.99%	44,891	2,579	249	1,531	385	49,635	39.52
5.00 - 5.99%	10,245	190	---	---	---	10,435	8.31

Total	$113,100	$7,492	$2,674	$1,937	$386	$125,589	100.00%

Next Page

Deposit Flow

            The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2006			2005			2004
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 18,710	7.25%	$ 3,052	$ 15,658	6.97%	$ 1,515	$ 14,143	6.67%	$ 1,432
NOW checking	31,037	12.03	2,066	28,971	12.90	(1,607)	30,578	14.43	6,581
Savings accounts	73,825	28.61	8,275	65,550	29.18	636	64,914	30.63	8,134
Money market deposit	8,908	3.45	(5,652)	14,560	6.48	(5,171)	19,731	9.31	4,988
Fixed-rate certificates which mature(1):
Within one year	112,952	43.77	52,447	60,505	26.93	6,748	53,757	25.36	(1,116)
Within three years	10,000	3.87	(25,214)	35,214	15.67	12,503	22,711	10.71	5,594
After three years	2,323	0.90	(1,542)	3,865	1.72	(1,883)	5,748	2.71	(8,115)
Variable-rate certificates which mature within one year	148	0.06	(54)	202	0.09	40	162	0.08	(112)
Variable-rate certificates which mature within two years	166	0.06	25	141	0.06	(74)	215	0.10	41
Total	$258,069	100.00%	$33,403	$224,666	100.00%	$12,707	$211,959	100.00%	$17,427

___________________________

(1)            At June 30, 2006, 2005 and 2004, certificates in excess of $100,000 totaled $47.5 million, $33.7 million and $24.0 million, respectively.

Next Page

            The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2006	2005	2004
	(Dollars in thousands)

Beginning Balance	$224,666	$211,959	$194,532

Net increase before interest credited	27,511	9,105	14,770
Interest credited	5,892	3,602	2,657
Net increase in deposits	33,403	12,707	17,427

Ending balance	$258,069	$224,666	$211,959

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

            Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2006, the Bank had $46.0 million in FHLB advances, of which $37.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $9.0 million in borrowings, all of which had fixed rates and original maturities of three to six years and no short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $55.2 million of its residential loans to the FHLB and has purchased $2.6 million in FHLB stock. At June 30, 2006, the Bank had additional borrowing capacity on its pledged residential loans from the FHLB of $51.2 million as compared to $32.3 million at June 30, 2005.

            Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

            Southern Missouri Statutory Trust I used the proceeds of the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp is using the net proceeds for working capital and investment in its subsidiaries. Trust Preferred Securities qualify as Tier I Capital for regulatory purposes.

Next Page

            The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ ---	$ 9,500	$ 7,250
Securities sold under agreements to repurchase	11,296	10,757	6,448
Total short-term borrowings	$11,296	$20,257	$13,698

Weighted average rate at year end	4.69%	3.16%	1.24%

            The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances
Daily average balance	$54,642	$60,263	$56,234
Weighted average interest rate	5.28%	4.93%	5.01%
Maximum outstanding at any month end	$67,750	$68,750	$62,900

Securities sold under agreements to repurchase
Daily average balance	$10,420	$ 8,847	$ 6,341
Weighted average interest rate	3.84%	2.11%	1.15%
Maximum outstanding at any month end	$12,589	$13,231	$ 8,073

Subordinated Debt
Daily average balance	$ 7,217	$ 7,217	$ 2,904
Weighted average interest rate	7.10%	5.12%	4.02%
Maximum outstanding at month end	$ 7,217	$ 7,217	$ 7,217

Subsidiary Activities

            The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2006 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

Next Page

REGULATION

The Bank

            General. As a state-chartered, federally-insured trust company with banking powers, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Missouri Division of Finance and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

            Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2006, the Bank was in compliance with these reserve requirements.

            The Bank is authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

            Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2006, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 2.75% in 2006.

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

            Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions through the DIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

            The Bank's accounts are insured by the DIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.

            Prior to the Federal Deposit Insurance Reform Act of 2005, the Bank participated in the Savings Association Insurance Fund ("SAIF"). Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule has been the same as that for the Bank Insurance Fund ("BIF"), which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, DIF members are charged an assessment based on DIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. The FICO assessment is currently equal to about 1.60 basis points for each $100 in domestic deposits for institutions that were insured through the BIF and SAIF.

            Under the Federal Deposit Insurance Reform Act of 2005, by November 5, 2006, the Federal Deposit Insurance Corporation must promulgate new regulations on risk-based deposit insurance assessments. The Federal Deposit Insurance Corporation has proposed regulations that would create four Risk Categories. Risk Category I would apply to institutions that are well capitalized and have composite CAMELS ratings of 1 or 2. CAMELS is an acronym for the six supervisory ratings assigned in examinations for an institution's capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Annual base rate assessments for Risk Category I would range between 2 and 4 basis points, applied to an institution's assessment base, which is generally its deposits. Within Risk Category I, the precise base rate for an institution would be determined for an institution with less than $10 billion in assets by a formula using the institution's CAMELS ratings, certain financial ratios and other factors. A different method would apply for institutions with assets of $10 billion or more. Any Risk Category I institution less than 7 years old would be assessed at the highest rate for Risk Category I. The Federal Deposit Insurance Corporation has stated that currently, 95% of institutions it insures would be in Risk Category I. Risk Categories II, III and IV would apply to institutions with progressively greater risk of loss to the deposit insurance fund. The proposed base rates for these categories would be 7, 25 and 40 basis points, respectively.

            Under the proposed regulations, the FDIC would be able to increase the base assessment rates by up to 5 basis points without new regulations. Any institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor in a merger or consolidation) would be eligible for a one-time credit against assessments under the new regulations. Federal Deposit Insurance Corporation officials have indicated that base assessment rates in the final regulations could be higher than stated in the proposed regulations.

            The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an

Next Page

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

            Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

            At June 30, 2006, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Next Page

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

Next Page

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

            For a discussion of the Bank's capital position relative to its FDIC Capital requirements at June 30, 2006, see Note 12 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

Next Page

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

            Dividends. Dividends from the Bank constitute the major source of funds for dividends that may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies.

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

            Bad Debt Reserve. Historically, savings institutions, such as the Bank used to be, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to their loans, which are generally loans secured by certain interests in real property, are computed using an amount based on the Bank's actual loss experience, in accordance with IRS Section 585(B)(2). Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to their net charge-offs.

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

Next Page

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

Personnel

            As of June 30, 2006, the Company had 88 full-time employees and 9 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Next Page

Item 1A.       Risk Factors

            An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

            Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
  cash flow of the borrower and/or the project being financed;

  in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

  the credit history of a particular borrower;

  changes in economic and industry conditions; and

  the duration of the loan.
            We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:
  an ongoing review of the quality, size and diversity of the loan portfolio;

  evaluation of non-performing loans;

  historical default and loss experience;

  historical recovery experience;

  existing economic conditions;

  risk characteristics of the various classifications of loans; and

  the amount and quality of collateral, including guarantees, securing the loans.
If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

Rising interest rates may hurt our profits.

            To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. At June 30, 2006, $88.3 million, or 31.42%, of our loan portfolio consisted of fixed rate residential loans. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities. A flat yield curve may also hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report as Exhibit 13.

Next Page

Non-compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

            The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

            The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-Supervision and Regulation." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Significant legal actions could subject the Company to substantial liabilities.

            The Company is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Company's regulators, could involve large monetary claims and significant defense costs. As a result, the Company may be exposed to substantial liabilities, which could adversely affect the Company's results of operations and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

            We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines in geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

Next Page

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

            Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Item 1B.         Unresolved Staff Comments

            None.

Item 2.            Description of Properties

            The following table sets forth certain information regarding the Bank's offices as of June 30, 2006.

Location	Year Opened	Building Net Book Value as of June 30, 2006	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$633	Owned	Owned

Branch Offices

502 Main Street Van Buren, Missouri	1982	37	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	3	Leased(1)	Owned

4214 Highway PP Poplar Bluff, Missouri	2001	554	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	74	Owned	Owned

301 First Street Kennett, Missouri	1982	853	Owned	Owned

302 Washington Doniphan, Missouri	2001	604	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	53	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	969	Owned	Owned
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

            In April 2005, the Bank discovered there had been an adverse development with respect to a substandard loan that resulted from allegedly fraudulent activities on the part of the borrower. To date, we have liquidated all assets of the borrower of which we were able to take possession, and have incurred charge-offs of $4.7 million. At June 30, 2006, the Bank no longer reports any amount of this loan relationship, or any collateral related thereto, as an asset. The resolution of the borrower's assets has resulted in litigation between the Bank and another financial institution with non-

Next Page

performing loans to the same borrower, as well as several other entities, including the accounting firm which performed audits on said borrower. The litigation is based on who was the rightful lien holder of various assets of the borrower. To the extent this litigation is settled or resolved in favor of the Bank, a portion of the amounts charged off could be recovered. The Company cannot predict whether or to what extent such a recovery may occur.

Item 4.            Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

PART II

Item 5.            Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

            The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2006. All shares repurchased during three months ended June 30, 2006, were repurchased in the open market.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/06-06/30/06 period	---	---	---	26,355
05/01/06-05/31/06 period	---	---	---	26,355
04/01/06-04/30/06 period	---	---	---	26,355

Item 6.            Selected Financial Data

            The information contained in the section captioned "Financial Review" in the Annual Report is incorporated herein by reference.

Next Page

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A            Quantitative and Qualitative Disclosures About Market Risk

            The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Annual Report is incorporated herein by reference.

Item 8.            Financial Statements and Supplementary Data

            Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2006 and 2005*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2006, 2005 and 2004*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2006, 2005 and 2004*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2006, 2005 and 2004*
(e)	Notes to Consolidated Financial Statements*

*            Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Item 9A.            Controls and Procedures

            (a)            Evaluation of Disclosure Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2006, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures

Next Page

as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2006, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.            Other Information

            None.

PART III

Item 10.            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                          Section 16(a) of the Exchange Act

Directors

            Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 16, 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 16, 2006, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be field not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2006. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

            On January 20, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees.

Next Page

Item 11.            Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 16, 2006, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 16, 2006, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

            The following table sets forth information as of June 30, 2006 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	180,500	$10.64	27,500
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 13.            Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 16, 2006, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.            Principal Accountant Fees and Services

            Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

PART IV

Item 15.            Exhibits and Financial Statement Schedules

                          (a)(1)            Financial Statements:

                                                Part II, Item 8 is hereby incorporated by reference.

                          (a)(2)            Financial Statement Schedules:

                                                All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

                          (a)(3)            Exhibits:
Regulation S-K Exhibit Number	Document			Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant			++
3(ii)	Bylaws of the Registrant			++
10	Material contracts:
	(a)	Registrant's 1994 Stock Option Plan		*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans		*
	(c)	Employment Agreements:		**
		(i)	Greg A. Steffens	**
		(ii)	James W. Duncan	****
	(d)		Director's Retirement Agreements
		(ii)	Thadis R. Seifert	***
		(iv)	Leonard W. Ehlers	***
		(v)	James W. Tatum	***
		(vi)	Samuel H. Smith	***
		(vii)	Sammy A. Schalk	****
		(viii)	Ronnie D. Black	****
		(ix)	L. Douglas Bagby	****
		(x)	Rebecca McLane Brooks	*****
		(xi)	Charles R. Love	*****
		(xii)	Charles R. Moffitt	*****
	(e)		Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings			11
13	2006 Annual Report to Stockholders			13
14	Code of Conduct and Ethics			+++
21	Subsidiaries of the Registrant			21
23	Consent of Auditors			23
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
_______________________
*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
+++	Filed as an exhibit to the Current Report on Form 8-K filed on September 15, 2005.

Next Page

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 27, 2006	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors	September 27, 2006

By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 27, 2006

By:	/s/ Samuel H. Smith Samuel H. Smith Vice President and Director	September 27, 2006

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 27, 2006

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 27, 2006

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 27, 2006

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 27, 2006

By:	/s/ Charles R. Love Charles R. Love Director	September 27, 2006

By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 27, 2006

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document

11	Statement Regarding Computation of Per Share Earnings

13	2006 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

End.