Form 10-Q
period 2006-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2006-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 10, 2006 2,236,331 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q
INDEX

Next Page

PART I: Item 1: Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND JUNE 30, 2006

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS

Cash and cash equivalents	$ 4,355,379	$ 6,366,608
Available for sale securities	38,403,121	38,401,508
Stock in FHLB of Des Moines	3,345,600	2,641,300
Loans receivable, net of allowance for loan losses of $2,157,891 and $2,058,144 at September 30, 2006, and June 30, 2006, respectively	291,068,727	280,930,991
Accrued interest receivable	2,447,592	1,955,345
Premises and equipment, net	8,785,909	8,931,178
Bank owned life insurance - cash surrender value	6,799,955	6,735,355
Intangible assets, net	2,284,603	2,348,418
Prepaid expenses and other assets	2,366,874	2,373,025
Total assets	$ 359,857,760	$ 350,683,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$ 247,333,600	$ 258,069,019
Securities sold under agreements to repurchase	9,837,600	11,295,611
Advances from FHLB of Des Moines	65,900,000	46,000,000
Accounts payable and other liabilities	1,274,271	803,725
Accrued interest payable	911,217	744,146
Subordinated debt	7,217,000	7,217,000
Total liabilities	332,473,688	324,129,501

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,370,684	17,354,621
Retained earnings	23,050,357	22,511,880
Treasury stock of 720,895 shares, at cost	(12,651,521)	(12,651,521)
Accumulated other comprehensive loss	(415,020)	(690,325)
Total stockholders' equity	27,384,072	26,554,227

Total liabilities and stockholders' equity	$ 359,857,760	$ 350,683,728

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Three months ended
	September 30,
	2006	2005
INTEREST INCOME:
Loans	$ 5,211,478	$ 4,401,694
Investment securities	313,683	189,057
Mortgage-backed securities	150,222	153,284
Other interest-earning assets	10,902	5,963
Total interest income	5,686,285	4,749,998

INTEREST EXPENSE:
Deposits	2,141,331	1,402,699
Securities sold under agreements to repurchase	123,772	64,317
Advances from FHLB of Des Moines	782,027	819,032
Subordinated debt	150,219	115,504
Total interest expense	3,197,349	2,401,552

NET INTEREST INCOME	2,488,936	2,348,446

PROVISION FOR LOAN LOSSES	125,000	120,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,363,936	2,228,446

NONINTEREST INCOME:
Customer service charges	316,150	322,995
Loan late charges	31,234	29,081
Increase in cash surrender value of bank owned life insurance	64,600	62,785
Other	165,197	125,161
Total noninterest income	577,181	540,022

NONINTEREST EXPENSE:
Compensation and benefits	985,280	903,568
Occupancy and equipment, net	340,976	307,057
DIF deposit insurance premium	8,068	7,590
Professional fees	40,524	59,337
Advertising	57,279	40,083
Postage and office supplies	69,233	80,765
Amortization of intangible assets	63,814	63,814
Other	231,796	269,709
Total noninterest expense	1,796,970	1,731,923

INCOME BEFORE INCOME TAXES	1,144,147	1,036,545

INCOME TAXES	404,400	355,550

NET INCOME	739,747	680,995

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on AFS securities	275,305	(100,329)
Total other comprehensive income (loss)	275,305	(100,329)

COMPREHENSIVE INCOME	$ 1,015,052	$ 580,666

Basic earnings per common share	$ 0.33	$ 0.31
Diluted earnings per common share	$ 0.33	$ 0.30
Dividends per common share	$ 0.09	$ 0.09

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Three months ended
	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 739,747	$ 680,995
Items not requiring (providing) cash:
Depreciation	166,085	159,069
MRP, ESOP and SOP expense	16,063	18,079
Amortization of intangible assets	63,814	63,814
Increase in cash surrender value of bank owned life insurance	(64,600)	(62,785)
Provision for loan losses	125,000	120,000
Net (accretion) amortization of premiums and discounts on securities	(413)	17,030
Changes in:
Accrued interest receivable	(492,247)	(270,394)
Prepaid expenses and other assets	2,042	(141,778)
Accounts payable and other liabilities	470,546	1,327,179
Accrued interest payable	167,071	87,754
Net cash provided by operating activities	1,193,108	1,998,963

Cash flows from investing activities:
Net increase in loans	(10,420,313)	(9,244,583)
Proceeds from maturities of available for sale securities	2,379,292	1,718,554
Net purchases of Federal Home Loan Bank stock	(704,300)	(611,900)
Purchases of available-for-sale securities	(1,943,500)	(2,133,547)
Purchases of premises and equipment	(20,816)	(227,356)
Net cash used in investing activities	(10,709,637)	(10,498,832)

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(8,470,093)	(6,970,236)
Net (decrease) increase in certificates of deposits	(2,265,326)	13,778,564
Net decrease in securities sold under agreements to repurchase	(1,458,011)	(2,639,119)
Proceeds from Federal Home Loan Bank advances	80,100,000	28,250,000
Repayments of Federal Home Loan Bank advances	(60,200,000)	(22,000,000)
Dividends paid on common stock	(201,270)	(200,953)
Net cash provided by financing activities	7,505,300	10,218,256

Total (decrease) increase in cash and cash equivalents	(2,011,229)	1,718,387
Cash and cash equivalents at beginning of period	6,366,608	3,886,961

Cash and cash equivalents at end of period	$ 4,355,379	$ 5,605,348

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 139,449	$ 30,000
Conversion of loans to equipment	-	22,376

Cash paid during the period for:
Interest (net of interest credited)	$ 1,114,853	$ 988,074

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2006, Form 10-K, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2006 and 2005.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair value:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investment Securities:
U.S. government and Federal agency obligation	$ 21,680,694	$ 3,361	$ (302,407)	$ 21,381,648
Obligations of state and political subdivisions	1,646,659	14,333	(9,782)	1,651,210
FNMA preferred stock	1,000,000	-	-	1,000,000
Other securities	650,000	-	(2,344)	647,656
Mortgage-backed securities	14,084,560	11,046	(372,999)	13,722,607
Total investments and mortgage-backed securities	$ 39,061,913	$ 28,740	$ (687,532)	$ 38,403,121

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investment Securities:
U.S. government and Federal agency obligation	$ 20,672,506	$ -	$ (508,951)	$ 20,163,555
Obligations of state and political subdivisions	851,758	10,635	(12,371)	850,022
FNMA preferred stock	1,000,000	-	-	1,000,000
Other securities	1,950,000	-	(2,344)	1,947,656
Mortgage-backed securities	15,023,027	1,500	(584,252)	14,440,275
Total investments and mortgage-backed securities	$ 39,497,291	$ 12,135	$ (1,107,918)	$ 38,401,508

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

Next Page

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 4,023,629	$ (10,961)	$ 16,359,935	$ (291,446)	$ 20,383,564	$ (302,407)
Obligations of state and political subdivisions	339,011	(989)	254,319	(8,793)	593,330	(9,782)
Other securities	-	-	497,656	(2,344)	497,656	(2,344)
Mortgage-backed securities	1,376,817	(11,383)	10,730,100	(361,616)	12,106,917	(372,999)
Total investments and mortgage-backed securities	$ 5,739,457	$ (23,333)	$ 27,842,010	$ (664,199)	$ 33,581,467	$ (687,532)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Less than 12 months		More than 12 months		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$ 7,776,078	$ (165,814)	$ 12,387,478	$ (343,137)	$ 20,163,556	$ (508,951)
Obligations of state and political subdivisions	-	-	591,007	(12,371)	591,007	(12,371)
Other securities	497,656	(2,344)	-	-	497,656	(2,344)
Mortgage-backed securities	2,434,689	(39,379)	11,296,394	(544,873)	13,731,083	(584,252)
Total investments and mortgage-backed securities	$ 10,708,423	$ (207,537)	$ 24,274,879	$ (900,381)	$ 34,983,302	$ (1,107,918)

Note 3: Loans

Loans are summarized as follows:

	September 30, 2006	June 30, 2006
Real Estate Loans:
Conventional	$ 127,065,219	$ 127,205,201
Construction	11,241,921	10,868,078
Commercial	65,825,079	65,373,576
Consumer loans	19,653,364	20,105,818
Commercial loans	74,663,223	65,108,884
	298,448,806	288,661,557
Loans in process	(5,268,463)	(5,737,933)
Deferred loan fees, net	46,275	65,511
Allowance for loan losses	(2,157,891)	(2,058,144)
Total loans	$ 291,068,727	$ 280,930,991

Note 4: Deposits

Deposits are summarized as follows:

	September 30, 2006	June 30, 2006
Non-interest bearing accounts	$ 17,088,281	$ 18,710,087
NOW accounts	29,606,626	31,037,038
Money market deposit accounts	7,991,162	8,907,715
Savings accounts	69,323,674	73,824,996
Certificates	123,323,857	125,589,183
Total deposits	$ 247,333,600	$ 258,069,019

Next Page

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three month periods ended September 30, 2006 and 2005.

	Three Months Ended
	September 30,
	2006	2005

Net income	$ 739,747	$ 680,995
Average Common shares - outstanding basic	2,228,254	2,223,765
Stock options under treasury stock method	39,143	52,812
Average Common shares - outstanding diluted	2,267,397	2,276,577

Basic earnings per common share	$ 0.33	$ 0.31
Diluted earnings per common share	$ 0.33	$ 0.30

Note 6: Stock Option Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which requires the compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award. SFAS No. 123R was adopted during the first quarter of fiscal 2006.

Note 7: Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The Company's intent is to continue the ESOP for fiscal 2007. The Company has been accruing $16,000 per month for ESOP expenses this year and, consistent with last year, intends to purchase shares for distribution to participants in late fiscal 2007.

Note 8: Corporate Obligated Floating Rate Trust Preferred Securities

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in March, 2004, with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company has used its net proceeds for working capital and investment in its subsidiaries.

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of September 30, 2006, a total of 88,645 shares have been repurchased. The number of shares, as of September 30, 2006, held as treasury stock was 720,895.

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

The significant accounting policies followed by Southern Missouri Bancorp, Inc. and its wholly-owned subsidiary for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

The consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at September 30, 2006, and the results of operations for the three-month periods ended September 30, 2006 and 2005, respectively.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2006 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 11 in the Company's 2006 Annual Report.

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

Our net interest income is also impacted by the shape of the market yield curve. A steep yield curve - in which the difference in interest rates between short term and long term periods is relatively large - could be beneficial to our net interest income, as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first three months of fiscal 2007, we grew our balance sheet by $9.2 million, which was consistent with the growth initiatives we have employed during recent periods. This additional growth reflected a $10.1 million increase in total net loans, a $10.7 million decrease in deposits, and a $19.9 million increase in borrowed funds. The growth in loans was primarily due to commercial loan originations and advances. The increase in borrowed funds was in the form of short-term borrowings from the Federal Home Loan Bank of Des Moines (FHLB).

Our net income for the first quarter of 2007 increased 8.6% to $740,000, as compared to $681,000 earned during the same period of the prior year. The increase in net income was primarily due to a 6.0% increase in net interest income, partially offset by a 3.8% increase in non-interest expense and a 13.7% increase in income tax provisions. During the prior period, the FHLB changed its dividend policy, reducing income by approximately $30,000. Diluted earnings per share for the first quarter of fiscal 2007 was $0.33, as compared to $0.30 for the first quarter of fiscal 2006. For the three month period ended September 30, 2006, our growth in interest income was derived primarily from the overall growth in our balance sheet and the increase in yields earned; the increase in interest expense reflected the growth in our interest-bearing liabilities and increases in prevailing interest rates.

Short-term market interest rates were steady during the first three months of fiscal 2007, following increases during the previous two fiscal years. The Federal Open Market Committee of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings from June 2004 to June 2006, and held the rate steady following meetings in August and September, 2006, at the current rate of 5.25%. Intermediate- and long-term market interest rates have decreased from 20 to 40 basis points during the first three months of fiscal 2007. The result was a continued inversion of the yield curve during the first three months of fiscal 2007. In this rate environment, our net interest margin decreased seven basis points when comparing the first quarter of fiscal 2007 with the corresponding period in 2006, as our interest income, in general, is reflective of long-term rates, while our interest expense, in general, is reflective of short-term rates. The $140,000 increase in net interest income for the first quarter of 2007, when compared to the corresponding period in 2006, reflected growth of 6.2% in our average interest-earning assets, compared to the prior period.

Next Page

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses. In the three months ended September 30, 2006, compared to the three months ended September 30, 2005, non-interest income increased primarily due to increased collections of loan fees, charges for NSF activity, and income from ATM and check card transactions. In the three months ended September 30, 2006, compared to the three months ended September 30, 2005, non-interest expense increased primarily in the categories of compensation and benefits, as well as occupancy expenses, partially as a result of the Company's opening of a new banking facility in January 2006. Absent the non-interest expenses attributed to that location, non-interest expense would have declined compared to the same period of the prior year.

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans and investment securities. A portion of the current period's loan growth is attributed to the seasonal nature of agricultural lending, and growth for the remainder of the fiscal year is not expected to continue at the same pace. The primary funding for our asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and brokered certificates of deposit. We intend to grow deposits by offering desirable deposit products for our existing customers and by attracting new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Comparison of Financial Condition at September 30, 2006, and June 30, 2006

The Company's total assets increased by $9.2 million, or 2.6%, to $359.9 million at September 30, 2006, as compared to $350.7 million at June 30, 2006. Loans, net of the allowance for loan losses, increased $10.2 million, or 3.6%, to $291.1 million, as compared to $280.9 million at June 30, 2006. The Company continues to focus on origination of commercial loans, resulting in growth of $9.6 million in commercial loan balances. Cash balances decreased $2.0 million, or 31.6%, to $4.4 million, as compared to $6.4 million at June 30, 2006.

Asset growth during the first three months of fiscal 2007 has been funded primarily with short-term FHLB borrowings. At June 30, 2006, the Company had no short-term FHLB borrowings; at September 30, 2006, short-term FHLB borrowings totaled $22.9 million. During the first three months of fiscal 2007, one FHLB advance of $3.0 million was called, and the Company replaced this funding with short-term borrowings. The remaining $19.9 million increase in short-term borrowings was due to asset growth and decreases in deposit balances. FHLB advances totaled $65.9 at September 30, 2006, compared to $46.0 million at June 30, 2006. At September 30, 2005, FHLB advances totaled $67.8 million. Deposits decreased $10.8 million, or 4.2%, to $247.3 million at September 30, 2006, as compared to $258.1 million at June 30, 2006. At September 30, 2005, deposits totaled $231.5 million. The decrease in total deposits was primarily due to the net maturity of $4.6 million in brokered certificates of deposit, along with a $4.3 million decrease in money market passbook deposits. Securities sold under agreements to repurchase decreased $1.5 million, or 12.9%; the decrease was attributed primarily to normal balance fluctuations with customers holding the agreements.

Total stockholders' equity increased $830,000, or 3.1%, to $27.4 million at September 30, 2006, as compared to $26.6 million at June 30, 2006. The increase was primarily due to retention of net income and an increase in the market value of the available-for-sale investment portfolio, partially offset by cash dividends paid.

Average Balance Sheet for the Three Months Ended September 30, 2006 and 2005

The table on the following page presents certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three-month periods ending September 30, 2006 and 2005. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Next Page

	For the three-month period ended
	September 30, 2006			September 30, 2005
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest-Earning Assets:
Mortgage loans (1)	$201,692,028	$3,466,447	6.87	$191,033,574	$3,020,888	6.33
Other loans (1)	86,304,988	1,745,031	8.09	81,902,045	1,380,806	6.74
Total net loans	287,997,016	5,211,478	7.24	272,935,619	4,401,694	6.45
Mortgage-backed securities	14,575,426	150,222	4.12	16,857,032	153,284	3.64
Investment securities (2)	27,986,537	318,200	4.55	21,740,693	189,057	3.48
Other interest-earning assets	3,180,003	6,385	0.80	2,831,697	5,963	0.84
Total interest-earning assets	333,738,982	5,686,285	6.82	314,365,041	4,749,998	6.04
Other noninterest-earning assets (3)	21,202,814	-		21,379,804	-
Total Assets	$354,941,796	5,686,285		$335,744,845	4,749,998

Interest-Bearing Liabilities:
Savings accounts	$ 72,670,458	682,453	3.76	$ 63,280,601	406,080	2.57
NOW accounts	29,019,502	94,453	1.30	28,148,071	85,737	1.22
Money market accounts	8,245,702	41,356	2.01	13,308,554	55,142	1.66
Certificates of deposit	123,237,029	1,323,069	4.29	106,087,746	855,740	3.23
Total interest-bearing deposits	233,172,691	2,141,331	3.67	210,824,972	1,402,699	2.66
Borrowings:
Securities sold under agreements to repurchase	10,400,749	123,772	4.76	9,083,398	64,317	2.83
FHLB advances	57,219,565	782,027	5.47	64,357,609	819,032	5.09
Subordinated debt	7,217,000	150,219	8.33	7,217,000	115,504	6.40
Total interest-bearing liabilities	308,010,005	3,197,349	4.15	291,482,979	2,401,552	3.30
Noninterest-bearing demand deposits	18,553,327	-		16,401,239	-
Other liabilities	1,391,629	-		2,662,383	-
Total liabilities	327,954,961	3,197,349		310,546,601	2,401,552
Stockholder's equity	26,986,835	-		25,198,244	-
Total liabilities and stockholders' equity	$354,941,796	3,197,349		$335,744,845	2,401,552

Net interest income		$2,488,936				$2,348,446

Interest rate spread (4)			2.67			2.74
Interest rate margin (5)			2.98			2.98

Ratio of average interest-earning assets to average interest-bearing liabilities	108.35%			107.85%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	ncludes average balances for fixed assets and BOLI of $8.0 million and $6.5 million for the three month period of September 30, 2005, as compared to $6.0 million and $4.3 million for the same period of the prior year.
(4)	Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on average interest-earning assets represents net interest income divided by average interest-earning assets.

Next Page

Results of Operations - Comparison of the three month periods ended September 30, 2006 and 2005

General. Net income for the three month period ended September 30, 2006, was $740,000, as compared to net income of $681,000 earned during the same period of the prior year. Basic and diluted earnings per share were $0.33 for the first quarter of fiscal 2007, compared to $0.31 and $0.30, respectively, for the first quarter of fiscal 2006. Our annualized return on average assets was .83% for the first three months of fiscal 2007 compared to .81% for the first three months of fiscal 2006. Our return on average stockholders' equity was 10.96% for the first three months of fiscal 2007, compared to 10.81% for the first three months of fiscal 2006.

Net Interest Income. Net interest income for the three months ended September 30, 2006 increased $140,000 as compared to the same period of the prior year. This increase primarily reflected our growth initiatives that resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities, and was partially offset by a decrease in our net interest rate spread. Our net interest rate spread was 2.67% for the three-month period ended September 30, 2006, as compared to 2.74% for the same period of the prior year. For the first quarter of fiscal 2007, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 2.98%, equal to our net interest margin for the same period of the prior year. The decrease in net interest rate spread for the three-month period ended September 30, 2006, resulted from an 85 basis point increase in the weighted-average cost of funds, partially offset by a 78 basis point increase in the weighted-average yield on interest-earning assets. Net interest rate spread compression during the last twelve months was attributed to repricing of liabilities at relatively higher short-term rates, while asset repriced at a slower pace and based on relatively lower longer-term interest rates. Absent the Company's recent focus on origination of commercial and commercial real estate loans, spread compression likely would have been more pronounced.

Interest Income. Total interest income for the three-month period ended September 30, 2006, increased by $936,000, or 19.7%, to $5.7 million. The increase was due to a $19.4 million, or 6.2%, increase in the average balance of interest-earning assets, to $333.7 million, and a 78 basis point increase in the yield earned on those assets. For the three month period ended September 30, 2006, the average interest rate on interest-earning assets was 6.82%, as compared to 6.04% for the same period of the prior year.

Interest Expense. Total interest expense for the three-month period ended September 30, 2006, increased by $796,000, or 33.1%, to $3.2 million. The increase was due to a $16.5 million, or 5.7%, increase in the average balance of interest-bearing liabilities, to $308.0 million, and the increase in the weighted average cost of funds of 85 basis points. The increase in the average balance of interest-bearing liabilities was primarily due to funding needed to provide for asset growth.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2006, was $125,000, as compared to $120,000 for the same period of the prior year. The Company's recent growth in its commercial and commercial real estate loan balances has required increased provisions for loan losses, as those loan types generally carry additional risk. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income increased $37,000, or 6.9%, to $577,000 for the three-month period ended September 30, 2006, as compared to $540,000 for the same period of the prior year. The increase was primarily due to increased collections of loan fees, charges for NSF activity, and income from ATM and check card transactions.

Non-interest Expense. Non-interest expense increased $65,000, or 3.8%, to $1.8 million for the three-month period ended September 30, 2006, as compared to $1.7 million for the same period of the prior year. The increase in non-interest expense was primarily due to increased salaries and benefits, as well as increased occupancy expenses. The Company opened a new banking facility in January 2006. Absent the non-interest expenses attributed to that location, non-interest expense would have declined by 2.5%, compared to the same period of the prior year. As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 58.6% for the first quarter of fiscal 2007, as compared to 60.0% for the same period of the prior year.

Income Taxes. Provisions for income taxes for the three-month period ended September 30, 2006, increased $49,000, or 13.7%, to $404,000, as compared to $356,000 for the same period of the prior year. The increase in provisions for income taxes was primarily due to increased net income before income taxes. Our effective tax rate for the first three months of fiscal 2007 was 35.3%, as compared to 34.3% for the same period of the prior year. The increase in the effective tax rate was primarily due to a decrease in the amount of net loan charge offs.

Next Page

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2006 and 2005:

	2006	2005
Balance, beginning of period	$ 2,058,144	$ 2,016,514
Loans charged off:
Residential real estate	(30,222)	(2,939)
Commercial business	-	(65,272)
Consumer	(20,524)	(27,977)
Gross charged off loans	(50,746)	(96,188)
Recoveries of loans previously charged off:
Residential real estate	3,000	-
Commercial business	19,578	-
Consumer	2,915	9,649
Gross recoveries of charged off loans	25,493	9,649
Net charge offs	(25,253)	(86,539)
Provision charged to expense	125,000	120,000
Balance, end of period	$ 2,157,891	$ 2,049,975

Ratio of net charge offs during the period to average loans outstanding during the period	0.01%	0.03%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $100,000 to $2.2 million at September 30, 2006, from $2.1 million at June 30, 2006. At September 30, 2006, the Bank had $1.0 million, or .28% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $1.6 million, or .48% of assets at September 30, 2005. At September 30, 2006, the Company had classified assets as substandard and doubtful in the amount of $991,000 and $11,000, respectively.

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

Loans past maturity/delinquent 90 days or more and nonaccruing loans	9/30/06	6/30/06	9/30/05
Residential real estate	$ 149,000	$ -	$ 155,000
Commercial	-	-	398,000
Consumer	18,000	53,000	52,000
Total loans past maturity/delinquent 90 days or more and nonaccruing loans	167,000	53,000	605,000
Foreclosed real estate or other real estate owned	339,000	200,000	117,000
Other repossessed assets	10,000	16,000	33,000
Total nonperforming assets	$ 516,000	$ 269,000	$ 755,000
Percentage nonperforming assets to total assets	0.14%	0.08%	0.22%
Percentage nonperforming loans to net loans	0.06%	0.02%	0.22%

Next Page

Liquidity Resources

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operations. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions, and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including interest rates, general and local economic conditions and competition in the marketplace. The Bank relies on FHLB advances and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2006, the Company had outstanding commitments to fund approximately $37.4 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2006, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $96.0 million, of which $65.9 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional borrowing capacity of approximately $74.1 million at September 30, 2006. Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies. The requirements address both risk-based capital and leverage capital. As of September 30, 2006, and June 30, 2006, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of March 31, 2006, the most recent notification from the Missouri Division of Finance categorized the Bank as "well-capitalized." There were no conditions or events since the Missouri Division of Finance notification that has changed the Bank's classification.

The Bank's actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total Capital (to Risk-Weighted Assets)	$30,106,000	11.53%	$20,880,000	8.00%	$26,101,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	27,498,000	10.71%	10,440,000	4.00%	15,660,000	6.00%

Tier I Capital (to Average Assets)	27,498,000	8.00%	13,966,000	4.00%	17,457,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital (to Risk-Weighted Assets)	$29,372,000	11.73%	$20,035,000	8.00%	$25,044,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	27,314,000	10.91%	10,018,000	4.00%	15,026,000	6.00%

Tier I Capital (to Average Assets)	27,314,000	7.92%	13,794,000	4.00%	17,242,000	5.00%

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

During the first three months of fiscal year 2007, fixed rate residential loan production totaled $3.5 million, as compared to $7.4 million during the same period of the prior year. At September 30, 2006, the fixed rate residential loan portfolio was $87.1 million with a weighted average maturity of 196 months, as compared to $87.0 million at September 30, 2005, with a weighted average maturity of 188 months. The Company originated $2.2 million in adjustable-rate residential loans during the three-month period ended September 30, 2006, as compared to $2.7 million during the same period of the prior year. At September 30, 2006, fixed rate loans with remaining maturities in excess of 10 years totaled $71.4 million, or 24.5% of net loans receivable, as compared to $72.8 million, or 26.3% of net loans receivable at September 30, 2005. The Company originated $12.3 million of fixed rate commercial loans during the three-month period ended September 30, 2006, as compared to $6.8 million during the same period of the prior year. At September 30, 2006, the fixed rate commercial loan portfolio was $32.9 million with a weighted average maturity of 38 months, compared to $36.7 million at September 30, 2005, with a weighted average maturity of 24 months. The Company originated $14.5 million in adjustable rate commercial loans during the three-month period ended September 30, 2006, as compared to $21.6 million during the same period of the prior year. At September 30, 2006, home equity loans totaled $6.3 million, as compared to $7.5 million at September 30, 2005. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than four years. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts. Given the decision by the Federal Reserve's Open Market Committee to at least temporarily halt interest rate increases, management has avoided extending maturities of deposits and borrowings. Over the remainder of the fiscal year, this strategy will be continually re-evaluated. In the previous fiscal year, management employed brokered deposits to lock in its cost of funding in an increasing rate environment. In the first three months of fiscal 2007, the Company has allowed the net maturity of $4.6 million in brokered deposits, and funded asset growth using short-term FHLB borrowings.

Next Page

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2006, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$17,988	(14,189)	-44%	5.26%	-3.72%
+200	23,279	(8,898)	-28%	6.69%	-2.29%
+100	28,081	(4,096)	-13%	7.95%	-1.03%
NC		-	-	8.98%	-
-100	35,167	2,990	9%	9.69%	0.71%
-200	36,712	4,535	14%	10.02%	1.04%
-300	37,748	5,571	17%	10.22%	1.24%

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

Next Page

PART I: Item 4: Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2006, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management. The Chief Executive and Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of reviewing our options regarding documentation and testing of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending June 30, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that, if any control deficiencies are identified, they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Next Page

PART II: Other Information
SOUTHERN MISSOURI BANCORP, INC.

Item 1: Legal Proceedings

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

In April 2005, the Bank discovered there had been an adverse development with respect to a substandard loan that resulted from allegedly fraudulent activities on the part of the borrower. To date, we have liquidated all assets of the borrower of which we were able to take possession, and have incurred charge-offs of $4.7 million. At September 30, 2006, the Bank no longer reports any amount of this loan relationship, or any collateral related thereto, as an asset. The resolution of the borrower's assets has resulted in litigation between the Bank and another financial institution with non-performing loans to the same borrower, as well as several other entities, including the accounting firm which performed audits on said borrower. The litigation is based on who was the rightful lien holder of various assets of the borrower. To the extent this litigation is settled or resolved in favor of the Bank, a portion of the amounts charged off could be recovered. The Company cannot predict whether or to what extent such a recovery may occur.

Next Page

Item 1a: Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
07/01/2006 thru 07/31/2006	-	-	-	26,355
08/01/2006 thru 08/31/2006	-	-	-	26,355
09/01/2006 thru 09/30/2006	-	-	-	26,355
Total	-	-	-	26,355

Item 3: Defaults upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

On October 16, 2006, the Company held its Annual Meeting of Stockholders.

At the meeting Mr. Greg A. Steffens, Mr. Samuel H. Smith, and Mr. L. Douglas Bagby were elected to three-year terms to expire in 2009, and the Company's proposal to appoint BKD, LLP as the Company's auditors for the fiscal year ending June 30, 2007, was also approved.

The results of the voting on each of the proposals were as follows:

(1)	The election of the following nominees as directors of the Company:

(a)	Mr. Greg A. Steffens:
	VOTES	FOR	WITHHELD
	1,774,250	1,507,628	266,622

(b)	Mr. Samuel H. Smith:
	VOTES	FOR	WITHHELD
	1,774,250	1,507,558	266,692

(c)	Mr. L. Douglas Bagby:
	VOTES	FOR	WITHHELD
	1,774,250	1,557,057	217,193

(2)	The proposal to appoint BKD, LLP as the Company's auditors:
	VOTES	FOR	AGAINST	ABSTAIN
	1,774,250	1,771,148	2,700	402

Item 5 - Other Information

None

Next Page

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

SOUTHERN MISSOURI BANCORP, INC. Registrant
Date:	November 13, 2006	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors
Date:	November 13, 2006	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

Next Page