Form 10-Q
period 2006-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2007-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes        No

Large accelerated filer	Accelerated filer	Non-accelerated filer [ X ]

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at February 9, 2007 2,236,331 Shares

Next Page

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q
INDEX

Next Page

PART I:     Item 1:     Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006
ASSETS
	December 31, 2006	June 30, 2006
	(Unaudited)
Cash and cash equivalents	$ 9,246,590	$ 6,366,608
Available for sale securities	37,195,503	38,401,508
Stock in FHLB of Des Moines	3,330,000	2,641,300
Loans receivable, net of allowance for loan losses of $2,189,976 and $2,058,144 at December 31, 2006 and June 30, 2006, respectively	293,144,797	280,930,991
Accrued interest receivable	2,119,841	1,955,345
Premises and equipment, net	8,733,406	8,931,178
Bank owned life insurance - cash surrender value	6,865,678	6,735,355
Intangible assets, net	2,220,789	2,348,418
Prepaid expenses and other assets	2,408,657	2,373,025
Total assets	$ 365,265,261	$ 350,683,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 251,445,712	$ 258,069,019
Securities sold under agreements to repurchase	10,134,151	11,295,611
Advances from FHLB of Des Moines	65,550,000	46,000,000
Accounts payable and other liabilities	1,719,156	803,725
Accrued interest payable	1,150,838	744,146
Subordinated debt	7,217,000	7,217,000
Total liabilities	337,216,857	324,129,501
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 500,000 shares
authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 4,000,000 shares authorized;
2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,386,747	17,354,621
Retained earnings	23,572,690	22,511,880
Treasury stock of 720,895 shares at December 31, 2006 and June 30, 2006 at cost	(12,651,521)	(12,651,521)
Accumulated other comprehensive loss	(289,084)	(690,325)
Total stockholders' equity	28,048,404	26,554,227
Total liabilities and stockholders' equity	$ 365,265,261	$ 350,683,728

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005 (Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
INTEREST INCOME:
Loans receivable	$ 5,342,768	$ 4,554,981	$ 10,554,246	$ 8,956,675
Investment securities	303,952	248,719	617,635	437,776
Mortgage-backed securities	141,820	145,200	292,042	298,484
Other interest-earning assets	13,678	67,401	24,580	73,364nbsp;
Total interest income	5,802,218	5,016,301	11,488,503	9,766,299
INTEREST EXPENSE:
Deposits	2,259,681	1,757,414	4,401,013	3,160,113
Securities sold under agreements to repurchase	123,283	81,092	247,054	145,410
Advances from FHLB of Des Moines	855,501	729,566	1,637,528	1,548,598
Subordinated debt	150,045	121,885	300,264	237,388
Total interest expense	3,388,510	2,689,957	6,585,859	5,091,509
NET INTEREST INCOME	2,413,708	2,326,344	4,902,644	4,674,790
PROVISION FOR LOAN LOSSES	95,000	85,000	220,000	205,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,318,708	2,241,344	4,682,644	4,469,790
NONINTEREST INCOME:
Customer service charges	298,602	305,300	614,753	628,295
Loan late charges	31,344	27,210	62,578	56,290
Increase in cash surrender value of bank owned life insurance	65,723	62,081	130,323	124,866
Other	152,802	138,225	317,998	263,386
Total noninterest income	548,471	532,816	1,125,652	1,072,837
NONINTEREST EXPENSE:
Compensation and benefits	1,002,550	925,372	1,987,830	1,828,940
Occupancy and equipment, net	332,007	347,295	672,982	654,352
Professional fees	44,970	37,881	85,494	97,218
Advertising	64,854	44,745	122,133	84,827
Postage and office supplies	78,556	68,983	147,789	149,748
Amortization of intangible assets	63,814	63,814	127,629	127,629
Other	208,193	233,509	439,989	503,216
Total noninterest expense	1,802,823	1,729,054	3,599,793	3,460,976
INCOME BEFORE INCOME TAXES	1,064,356	1,045,106	2,208,503	2,081,651
INCOME TAXES	340,753	366,194	745,153	721,743
NET INCOME	723,603	678,912	1,463,350	1,359,908
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	125,935	(158,296)	401,241	(258,625)
Total other comprehensive (loss) income	125,935	(158,296)	401,241	(258,625)
COMPREHENSIVE INCOME	$ 849,538	$ 520,616	$ 1,864,591	$ 1,101,283

Basic earnings per common share	$ 0.32	$ 0.31	$ 0.66	$ 0.61
Diluted earnings per common share	$ 0.32	$ 0.30	$ 0.65	$ 0.60
Dividends per common share	$ 0.09	$ 0.09	$ 0.18	$ 0.18

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005 (Unaudited)
	Six Months ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$1,463,350	$1,359,908
Items not requiring (providing) cash:
Depreciation	332,140	326,339
MRP, ESOP and SOP expense	32,126	33,104
Gain on sale of foreclosed assets	(3,116)	-
Amortization of intangible assets	127,629	148,900
Increase in cash surrender value of bank owned life insurance	(130,323)	(124,866)
Provision for loan losses	220,000	205,000
(Accretion) amortization of premiums and discounts on securities	(3,749)	26,987
Deferred income taxes	(35,000)	69,219
Changes in:
Accrued interest receivable	(164,496)	(372,502)
Prepaid expenses and other assets	12,649	(463,796)
Accounts payable and other liabilities	915,432	1,587,997
Accrued interest payable	406,692	201,126
Net cash provided by operating activities	3,173,334	2,997,416
Cash flows from investing activities:
Net increase in loans	(12,698,283)	(8,677,011)
Proceeds from maturities of available for sale securities	3,970,143	3,187,799
Net redemption (purchases) of Federal Home Loan Bank stock	(688,700)	372,800
Purchases of available-for-sale securities	(2,123,500)	(5,477,047)
Purchases of premises and equipment	(134,368)	(1,239,080)
Proceeds from sale of foreclosed assets	18,663	-
Net cash used in investing activities	(11,656,045)	(11,832,539)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(6,955,031)	10,398,427
Net increase in certificates of deposits	331,724	18,240,622
Net decrease in securities sold under agreements to repurchase	(1,161,460)	(2,704,646)
Proceeds from Federal Home Loan Bank advances	122,075,000	28,250,000
Repayments of Federal Home Loan Bank advances	(102,525,000)	(37,750,000)
Dividends paid on common stock	(402,540)	(401,907)
Net cash provided by financing activities	11,362,693	16,032,496
Increase in cash and cash equivalents	2,879,982	7,197,373
Cash and cash equivalents at beginning of period	6,366,608	3,886,961
Cash and cash equivalents at end of period	$9,246,590	$11,084,334
Supplemental disclosures of Cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$251,949	$190,679
Conversion of loans to other equipment	18,128	22,376

Cash paid during the period for:
Interest (net of interest credited)	$2,666,092	$2,212,013
Income taxes	732,391	-

See Notes to Consolidated Financial Statements

Next Page

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1:    Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended December 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2006, Form 10-K, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2006 and 2005.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:    Securities

Available for sale securities are summarized as follows at estimated fair value:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$21,690,407	$13,073	$(241,130)	$21,462,350
Obligations of state and political subdivisions	1,306,560	50,458	(8,243)	1,348,775
FNMA preferred stock	1,000,000	-	-	1,000,000
Other securities	827,501	-	-	827,501
Mortgage-backed securities	12,829,928	16,684	(289,735)	12,556,877
Total investments and mortgage-backed securities	$37,654,396	$80,215	$(539,108)	$37,195,503

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment Securities:
U.S. government and Federal agency obligation	$20,672,506	$ -	$(508,951)	$20,163,555
Obligations of state and political subdivisions	851,758	10,635	(12,371)	850,022
FNMA preferred stock	1,000,000	-	-	1,000,000
Other securities	1,950,000	-	(2,344)	1,947,656
Mortgage-backed securities	15,023,027	1,500	(584,252)	14,440,275
Total investments and mortgage-backed securities	$39,497,291	$12,135	$(1,107,918)	$38,401,508

Next Page

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$3,030,948	$(7,412)	$16,424,718	$(233,718)	$19,455,666	$(241,130)
Obligations of state and political subdivisions	-	-	254,602	(8,243)	254,602	(8,243)
Other securities	-	-	-	-	-	-
Mortgage-backed securities	1,013,688	(6,799)	9,585,164	(282,936)	10,598,852	(289,735)
Total investments and mortgage-backed securities	$4,044,636	$(14,211)	$26,264,484	$(524,897)	$30,309,120	$(539,108)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and Federal agency obligations	$7,776,078	$(165,814)	$12,387,478	$(343,137)	$20,163,556	$(508,951)
Obligations of state and political subdivisions	-	-	591,007	(12,371)	591,007	(12,371)
Other securities	497,656	(2,344)	-	-	497,656	(2,344)
Mortgage-backed securities	2,434,689	(39,379)	11,296,394	(544,873)	13,731,083	(584,252)
Total investments and mortgage-backed securities	$10,708,423	$(207,537)	$24,274,879	$(900,381)	$34,983,302	$(1,107,918)

Note 3:    Loans

Loans are summarized as follows:

	December 31 2006	June 30 2006
Real Estate Loans:
Conventional	$127,551,102	$127,205,201
Construction	10,716,698	10,868,078
Commercial	66,768,685	65,373,576
Consumer loans	19,450,037	20,105,818
Commercial loans	74,006,540	65,108,884
	298,493,062	288,661,557
Loans in process	(3,229,670)	(5,737,933)
Deferred loan fees, net	71,381	65,511
Allowance for loan losses	(2,189,976)	(2,058,144)
Total loans	$293,144,797	$280,930,991

Note 4:    Deposits

Deposits are summarized as follows:

	December 31 2006	June 30 2006
Non-interest bearing accounts	$18,852,567	$18,710,087
NOW accounts	30,968,220	31,037,038
Money market deposit accounts	6,993,021	8,907,715
Savings accounts	68,710,997	73,824,996
Certificates	125,920,907	125,589,183
Total deposits	$251,445,712	$258,069,019

Next Page

Note 5:    Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three- and six-month periods ended December 31, 2006 and 2005.

	Three months ended December 31, 2006		Six months ended December 31, 2005
	2006	2005	2006	2005
Net income	$723,603	$678,912	$1,463,350	$1,359,908

Average Common shares - outstanding basic	2,228,353	2,223,891	2,228,304	2,223,828
Stock options under treasury stock method	40,832	52,359	40,420	52,586
Average Common share - outstanding diluted	2,269,185	2,276,250	2,268,724	2,276,414

Basic earnings per common share	$0.32	$0.31	$0.66	$0.61
Diluted earnings per common share	$0.32	$0.30	$0.65	$0.60

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

Note 7:    Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The Company's intent is to continue the ESOP for fiscal 2007. The Company has been accruing $16,000 per month for ESOP expenses this fiscal year and, consistent with last fiscal year, intends to purchase shares for distribution to participants in late fiscal 2007.

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

Note 9:    Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of December 31, 2006, a total of 88,645 shares have been repurchased. The number of shares, as of December 31, 2006, held as treasury stock was 720,895.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at December 31, 2006, and the results of operations for the three- and six-month periods ended December 31, 2006 and 2005, respectively.

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

Our net interest income is also impacted by the shape of the market yield curve. A steep yield curve - in which the difference in interest rates between short term and long term periods is relatively large - could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first six months of fiscal 2007, we grew our balance sheet by $14.6 million, which was consistent with the growth initiatives we have employed during recent periods. This additional growth reflected a $12.2 million increase in total net loans, a $6.6 million decrease in deposits, and a $19.6 million increase in borrowed funds. The growth in loans was primarily due to commercial loan originations and advances on available lines of credit. At the present time, management expects that loan growth for the current fiscal year will be near the high end of the range of loan growth experienced over the last five years. The increase in borrowed funds was in the form of both short-term borrowings and long-term callable advances from the Federal Home Loan Bank of Des Moines (FHLB).

Our net income for the second quarter of 2007 increased 6.6% to $724,000, as compared to $679,000 earned during the same period of the prior year. The increase in net income was primarily due to a 3.8% increase in net interest income and a 6.9% decrease in income tax provisions, partially offset by a 4.3% increase in non-interest expense. Diluted earnings per share for the second quarter of fiscal 2007 were $0.32, as compared to $0.30 for the second quarter of fiscal 2006. For the first six months of fiscal 2007, net income increased 7.6% to $1.46 million, as compared to $1.36 million earned during the same period of the prior year. The increase in net income was primarily due to a 4.9% increase in net interest income, partially offset by a 4.0% increase in non-interest expense. Diluted earnings per share for the first six months of fiscal 2007 were $0.65, as compared to $0.60 for the same period of the prior year. For the three- and six month periods ended December 31, 2006, both interest income and interest expense increased, the result of increases in the average amounts of interest-earning assets and liabilities outstanding, and increases in yields earned and paid on those assets and liabilities.

Next Page

Short-term market interest rates were relatively steady during the first six months of fiscal 2007, following increases during the previous two fiscal years. The Federal Open Market Committee of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings from June 2004 to June 2006, and held the rate steady following each of its four meetings since, at the current rate of 5.25%. Intermediate- and long-term market interest rates have decreased from 40 to 50 basis points during the first six months of fiscal 2007. The result was a continued inversion of the yield curve during the first six months of fiscal 2007. In this rate environment, our net interest margin was relatively steady, while our interest rate spread decreased seven basis points when comparing the first six months of fiscal 2007 with the corresponding period in 2006, as our interest income, in general, is reflective of long-term rates, while our interest expense, in general, is reflective of short-term rates. The $228,000 increase in net interest income for the first six months of fiscal 2007, when compared to the corresponding period in 2006, reflected growth of 5.1% in our average interest-earning assets, compared to the prior period, and was offset by our seven basis point decline in interest rate spread, from 2.66% in the prior period, to 2.59% in the current period.

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses. In the three- and six-month periods ended December 31, 2006, compared to the same periods of the prior year, non-interest income increased 2.9% and 4.9%, respectively, primarily due to increased collections of loan fees, income from ATM and debit card transactions, and other miscellaneous fee income. In the three- and six-month periods ended December 31, 2006, compared to the same periods of the prior year, non-interest expense increased 4.3% and 4.0%, respectively, primarily in the categories of compensation and benefits and advertising, which is partially related to the Company's opening of a new banking facility in January 2006. Absent the non-interest expenses attributed to that location, non-interest expense would have declined compared to the same period of the prior year.

Management plans to continue to grow our assets through the origination and occasional purchase of loans and investment securities. The primary funding for our asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and brokered certificates of deposit. We intend to grow deposits by offering desirable deposit products for our existing customers and by attracting new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Comparison of Financial Condition at December 31, 2006, and June 30, 2006

The Company's total assets increased by $14.6 million, or 4.2%, to $365.3 million at December 31, 2006, as compared to $350.7 million at June 30, 2006. Loans, net of the allowance for loan losses, increased $12.2 million, or 4.3%, to $293.1 million, as compared to $280.9 million at June 30, 2006. The Company continues to focus on the origination of commercial and commercial real estate loans, resulting in growth of $1.4 million and $8.9 million, respectively, in these balances. Cash balances increased $2.9 million, or 45.2%, to $9.2 million, as compared to $6.4 million at June 30, 2006, the result largely of a temporary increase in the amount of cash items in the process of collection.

Asset growth during the first six months of fiscal 2007 has been funded primarily with long- and short-term FHLB borrowings. The Company used $10.0 million in new long-term, callable FHLB advances and $14.6 million in new short-term FHLB borrowings to replace $5.0 million in term FHLB advances that were called or matured during the first six months of the fiscal year; to replace net maturities of $8.5 million in brokered deposits; and to provide $11.1 million in funding for loan growth. Outstanding FHLB advances totaled $65.6 million at December 31, 2006, up $19.6 million, or 42.5%, compared to $46.0 million at June 30, 2006. The Company had no short-term advances outstanding at June 30, 2006; at December 31, 2006, short-term advances totaled $14.6 million. At December 31, 2005, outstanding term FHLB advances totaled $52.0 million. Brokered deposits totaled $5.0 million at December 31, 2006, compared to $13.6 million at June 30, 2006, and $10.7 million at December 31, 2005. The Company has shifted funding sources due to better pricing available over the last six months in FHLB advances. Retail (non-brokered) deposits totaled $246.4 million at December 31, 2006, up $1.9 million as compared to $244.5 million at June 30, 2006. At December 31, 2005, retail deposits totaled $242.6 million. The fiscal year 2007 increase in retail deposits was primarily due to an $8.9 million increase in retail CDs, offset by a $4.6 million decrease in money market passbook deposits, and a $1.9 million decrease in other money market deposit accounts. The shift to CDs is attributed to current customer preferences for earnings over liquidity. Securities sold under agreements to repurchase decreased $1.2 million, to $10.1 million at December 31, 2006, compared to $11.3 million at June 30, 2006. The decrease was attributed primarily to normal balance fluctuations with customers holding the agreements.

Total stockholders' equity increased $1.4 million, or 5.6%, to $28.0 million at December 30, 2006, as compared to $26.6 million at June 30, 2006. The increase was primarily due to retention of net income and an increase in the market value of the available-for-sale investment portfolio, partially offset by cash dividends paid.

Average Balance Sheet for the Three And Six Month Periods Ended December 31, 2006 and 2005

The tables on the following pages present certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three- and six-month periods ending December 31, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

Next Page

	Three months ended December 31, 2006			Three months ended December 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$205,827,925	$3,575,735	6.95	$190,955,102	$3,146,622	6.59
Other loans (1)	87,000,795	1,767,033	8.12	84,647,472	1,408,359	6.66
Total net loans	292,828,720	5,342,768	7.30	275,602,574	4,554,981	6.61
Mortgage-backed securities	12,933,578	141,820	4.39	15,574,390	145,200	3.73
Investment securities (2)	28,527,927	308,464	4.33	30,627,332	289,716	3.78
Other interest earning assets	3,595,502	9,166	1.02	3,026,034	26,404	3.49
Total interest earning assets (1)	337,885,727	5,802,218	6.87	324,830,330	5,016,301	6.18
Other noninterest earning assets (3)	22,102,058	-		21,096,268	-
Total assets	$359,987,785	$5,802,218		$345,926,598	$5,016,301

Interest bearing liabilities:
Savings accounts	$69,325,040	$648,563	3.74	$66,733,140	$554,980	3.33
NOW accounts	29,966,964	94,418	1.26	28,663,430	86,837	1.21
Money market accounts	7,179,340	35,534	1.98	12,081,693	55,087	1.82
Certificates of deposit	125,086,392	1,481,166	4.74	121,546,574	1,060,510	3.49
Total interest bearing deposits	231,557,736	2,259,681	3.90	229,024,837	1,757,414	3.07
Borrowings:
Securities sold under agreements to repurchase	10,016,108	123,283	4.92	8,903,243	81,092	3.64
FHLB advances	63,375,272	855,501	5.40	54,139,785	729,566	5.39
Subordinated debt	7,217,000	150,045	8.32	7,217,000	121,885	6.76
Total interest bearing liabilities	312,166,116	3,388,510	4.34	299,284,865	2,689,957	3.60
Noninterest bearing demand deposits	17,893,678	-		18,077,686	-
Other noninterest bearing liabilities	2,228,475	-		3,031,294	-
Total liabilities	332,288,269	3,388,510		320,393,845	2,689,957
Stockholders' equity	27,699,516	-		25,532,753	-
Total liabilities and stockholders' equity	$359,987,785	$3,388,510		$345,926,598	$2,689,957

Net interest income		2,413,708			2,326,344

Interest rate spread (4)			2.53			2.58
Net interest margin (5)			2.86			2.86

Ratio of average interest-earning assets to average interest-bearing liabilities	108.24%			108.54%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $8.7 million and $6.8 million, respectively, for the three-month period ending December 31, 2006, as compared to $7.9 million and $6.6 million for the same period of the prior year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Next Page

	Six months ended December 31, 2006			Six months ended December 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$203,759,977	$7,042,182	6.91	$190,994,338	$6,167,510	6.46
Other loans (1)	86,652,892	3,512,064	8.11	83,274,758	2,789,165	6.70
Total net loans	290,412,869	10,554,246	7.27	274,269,096	8,956,675	6.53
Mortgage-backed securities	13,754,502	292,042	4.25	16,215,711	298,484	3.68
Investment securities (2)	28,257,232	626,664	4.43	25,955,359	480,952	3.71
Other interest earning assets	3,387,753	15,551	0.92	3,157,519	30,188	1.91
Total interest earning assets (1)	335,812,356	11,488,503	6.84	319,597,685	9,766,299	6.11
Other noninterest earning assets (3)	21,652,436	-		21,238,036	-
Total assets	$357,464,792	$11,488,503		$340,835,721	$9,766,299

Interest bearing liabilities:
Savings accounts	$70,797,750	$1,331,016	3.75	$65,006,870	$961,061	2.96
NOW accounts	29,493,233	188,871	1.28	28,405,750	172,573	1.22
Money market accounts	7,712,521	76,890	1.99	12,695,123	110,229	1.74
Certificates of deposit	124,161,711	2,804,236	4.52	113,817,160	1,916,250	3.37
Total interest bearing deposits	232,165,215	4,401,013	3.79	219,924,903	3,160,113	2.87
Borrowings:
Securities sold under agreements to repurchase	10,208,429	247,054	4.84	8,993,321	145,410	3.45
FHLB advances	60,297,419	1,637,528	5.43	59,248,697	1,548,598	5.23
Subordinated debt	7,217,000	300,264	8.32	7,217,000	237,388	6.58
Total interest bearing liabilities	309,888,063	6,585,859	4.25	295,383,921	5,091,509	3.45
Noninterest bearing demand deposits	18,223,453	-		17,239,463	-
Other noninterest bearing liabilities	1,810,100	-		2,846,838	-
Total liabilities	329,921,616	6,585,859		315,470,222	5,091,509
Stockholders' equity	27,343,176	-		25,365,499	-
Total liabilities and stockholders' equity	$357,264,792	$6,585,859		$340,835,721	$5,091,509
Net interest income		4,902,644			4,674,790

Interest rate spread (4)			2.59			2.66
Net interest margin (5)			2.92			2.93
Ratio of average interest-earning assets to average interest-bearing liabilities	108.30%			108.20%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $8.8 million and $6.8 million for the six-month period ending December 31, 2006, as compared to $7.9 million and $6.5 million for the same period of the prior year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Next Page

Results of Operations - Comparison of the three- and six-month periods ended December 31, 2006 and 2005

General. Net income for the three- and six-month periods ended December 31, 2006, was $724,000 and $1.46 million, respectively, an increase of $45,000, or 6.6%, and $103,000, or 7.6%, as compared to net income of $679,000 and $1.36 million, respectively, earned during the same periods of the prior year. Basic and diluted earnings per share were $0.32 for the second quarter of fiscal 2007, compared to basic and diluted earnings per share of $0.31 and $0.30, respectively, for the same period of the prior year. For the first six months of fiscal 2007, basic and diluted earnings per share were $0.66 and $0.65, respectively, compared to basic and diluted earnings per share of $0.61 and $0.60, respectively, for the same period of the prior year. Our annualized return on average assets for the three- and six-month periods ended December 31, 2006, was .80% and .82%, respectively, compared to .78% and .80%, respectively, for the same periods of the prior year. Our return on average stockholders' equity for the three- and six-month periods ended December 31, 2006, was 10.45% and 10.70%, respectively, compared to 10.54% and 10.67%, respectively, for the same periods of the prior year.

Net Interest Income. Net interest income for the three- and six-month periods ended December 31, 2006 increased $87,000, or 3.8%, and $228,000, or 4.9%, respectively, as compared to the same periods of the prior year. These increases primarily reflected our growth initiatives that resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities for both the three- and six-month periods, and was partially offset by a decrease in our net interest rate spread for both the three- and six-month periods. Our net interest rate spread for the three- and six-month periods ended December 31, 2006, was 2.53% and 2.59%, respectively, both compressed when compared to net interest rate spreads of 2.58% and 2.66%, respectively, earned for the same periods of the prior year. For the three- and six-month periods ending December 31, 2006, our net interest margin, determined by dividing annualized net interest income by total average interest-earning assets, was 2.86%, and 2.92%, respectively, relatively stable when compared to net interest margin of 2.86% and 2.93%, respectively, earned during the same periods of the prior year. The decrease in net interest rate spread for the three- and six-month periods ended December 31, 2006, resulted from respective 74 and 80 basis point increases in the weighted-average cost of funds, partially offset by respective 69 and 73 basis point increases in the weighted-average yield on interest-earning assets. Net interest rate spread compression during the last twelve months was attributed to repricing of liabilities at relatively higher short-term rates, while assets repriced at a slower pace and based on relatively lower longer-term interest rates. While spread compression is currently pronounced due to loan demand that has exceeded deposit growth, which required the Company to obtain higher-cost funding, the Company's focus during the last several fiscal years on origination of commercial and commercial real estate loans (which generally carry a higher yield and have more favorable repricing characteristics, compared to our 1-4 family residential loan portfolio) likely reduced overall spread compression.

Interest Income. Total interest income for the three- and six-month periods ended December 31, 2006, increased $786,000, or 15.7%, and $1.7 million, or 17.6%, respectively, compared to the same periods of the prior year, due to growth of $13.1 million and $16.2 million, respectively, in the average balance of interest-earning assets, and increases of 69 and 73 basis points, respectively, in the yield earned on those assets. For the three- and six-month periods ended December 31, 2006, the average interest rate on interest-earning assets was 6.87% and 6.84%, respectively, as compared to average interest rates of 6.18% and 6.11%, respectively, for the same periods of the prior year.

Interest Expense. Total interest expense for the three- and six-month periods ended December 31, 2006, increased $699,000, or 26.0%, and $1.5 million, or 29.3%, respectively, compared to the same periods of the prior year, due to growth of $12.9 million and $14.5 million, respectively, in the average balance of interest-bearing liabilities, and increases of 74 and 80 basis points, respectively, in the weighted-average cost of funds. For the three- and six-month periods ended December 31, 2006, the average interest rate on interest-bearing liabilities was 4.34% and 4.25%, respectively, as compared to average interest rates of 3.60% and 3.45%, respectively, for the same periods of the prior year.

Provision for Loan Losses. The provision for loan losses for the three- and six-month periods ended December 31, 2006, was $95,000 and $220,000, respectively, as compared to $85,000 and $205,000, respectively, for the same periods of the prior year. The Company's recent growth in its commercial and commercial real estate loan balances has required increased provisions for loan losses, as those loan types generally carry additional risk. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income for the three- and six-month periods ended December 31, 2006, increased $16,000, or 2.9%, and $53,000, or 4.9%, as compared to the same periods of the prior year. The increases were primarily due to increased collections of loan fees, income from ATM and debit card transactions, and other miscellaneous fee income.

Next Page

Non-interest Expense. Non-interest expense for the three- and six-month periods ended December 31, 2006, increased $74,000, or 4.3%, and $139,000, or 4.0%, respectively, as compared to the same periods of the prior year. The increases were primarily due to increased salaries and benefits and advertising expenses. The Company opened a new banking facility in January 2006. For the three- and six-month period ended December 31, 2006, non-interest expense attributable to that location totaled $112,000 and $221,000, respectively, compared to non-interest expense attributable to that location totaling $7,000 for each of the same periods of the prior year. Absent the increase in those costs, non-interest expenses for the three- and six-month periods would have decreased 1.8% and 2.2%, respectively, as compared to the same periods of the prior year. As the Company continues to grow its balance sheet, the amount of non-interest expense is expected to increase due to compensation, expenses related to expansion, and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 60.9% and 59.7%, respectively, for the three- and six-month periods ended December 31, 2006, as compared to 60.5% and 60.2%, respectively, for the same periods of the prior year.

Income Taxes. Provisions for income taxes for the three-month period ended December 31, 2006, decreased $25,000, or 6.9%, to $341,000, as compared to $366,000 for the same period of the prior year. For the six-month period ended December 31, 2006, provisions for income taxes increased $23,000, or 3.2%, to $745,000, as compared to $722,000 for the same period of the prior year. Our effective tax rate for the three- and six-month periods ended December 31, 2006, was 32.0% and 33.7%, respectively, as compared to 35.0% and 34.7%, respectively, for the same periods of the prior year. The decrease in the effective tax rate for the three-month period was primarily due to revisions to the tax accrual estimate. The decrease in the effective tax rate for the six-month period was primarily due to an increase in the amount of tax-exempt income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2006 and 2005:

	2006	2005
Balance, beginning of period	$2,058,144	$2,016,514
Loans charged off:
Residential real estate	(80,675)	(46,670)
Commercial business	-	(74,692)
Consumer	(39,743)	(87,540)
Gross charged off loans	(120,418)	(208,902)
Recoveries of loans previously charged off:
Residential real estate	3,604	81
Commercial business	21,001	-
Consumer	7,645	24,064
Gross recoveries of charged off loans	32,250	24,145
Net charge offs	(88,168)	(184,757)
Provision charged to expense	220,000	205,000
Balance, end of period	$2,189,976	$2,036,757
Ratio of net charge offs during the period to average loans outstanding during the period	0.03%	0.07%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $132,000 to $2.2 million at December 31, 2006, from $2.1 million at June 30, 2006. At December 31, 2006, the Bank had $823,000, or .23% of total assets, adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $889,000, or .26% of assets, at December 31, 2005. At December 31, 2006, the Company had classified assets as substandard and doubtful in the amount of $819,000 and $4,000, respectively.

Next Page

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio and potential changes in market conditions, our level of nonperforming assets and resulting charge offs may fluctuate. Higher levels of net charge offs requiring additional provisions for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

Loans past maturity/delinquent 90 days or more and non- accrual loans	12/31/2006	6/30/2006	12/31/2005
Residential real estate	$ -	$ -	$50,000
Commercial	-	-	312,000
Consumer	7,000	53,000	100,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	7,000	53,000	462,000
Foreclosed real estate or other real estate owned	440,000	200,000	278,000
Other repossessed assets	-	16,000	12,000
Total nonperforming assets	$447,000	$269,000	$752,000
Percentage nonperforming assets to total assets	0.12%	0.08%	0.22%
Percentage nonperforming loans to net loans	0.00%	0.02%	0.27%

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At December 31, 2006, the Company had outstanding commitments to fund approximately $34.9 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At December 31, 2006, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $96.7 million, of which $65.6 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional borrowing capacity of approximately $75.3 million at December 31, 2006. Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies. The requirements address both risk-based capital and leverage capital. As of December 31, 2006, and June 30, 2006, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of March 31, 2006, the most recent notification from the Missouri Division of Finance categorized the Bank as "well-capitalized." There were no conditions or events since the Missouri Division of Finance notification that has changed the Bank's classification.

The Bank's actual capital amounts and ratios are also presented in the tables on the following page.

Next Page

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$30,518,000	11.69%	$21,057,000	8.00%	$26,321,000	10.00%
Tier I Capital (to Risk-Weighted Assets)	28,586,000	10.86%	10,528,000	4.00%	15,792,000	6.00%
Tier I Capital (to Average Assets)	28,586,000	8.05%	14,208,000	4.00%	17,760,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital (to Risk-Weighted Assets)	$29,372,000	11.73%	$20,035,000	8.00%	$25,044,000	10.00%
Tier I Capital (to Risk-Weighted Assets)	27,314,000	10.91%	10,018,000	4.00%	15,026,000	6.00%
Tier I Capital (to Average Assets)	27,314,000	7.92%	13,794,000	4.00%	17,242,000	5.00%

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

During the first six months of fiscal year 2007, fixed rate residential loan production totaled $7.7 million, as compared to $13.2 million during the same period of the prior year. At December 31, 2006, the fixed rate residential loan portfolio was $88.0 million with a weighted average maturity of 196 months, as compared to $88.0 million with a weighted average maturity of 190 months at December 31, 2005. The Company originated $3.8 million in adjustable-rate residential loans during the six-month period ended December 31, 2006, as compared to $15.5 million during the same period of the prior year. At December 31, 2006, fixed rate loans with remaining maturities in excess of 10 years totaled $73.0 million, or 24.9% of net loans receivable, as compared to $72.4 million, or 26.3% of net loans receivable at December 31, 2005. The Company originated $25.7 million of fixed rate commercial loans during the six-month period ended December 31, 2006, as compared to $8.9 million during the same period of the prior year. At December 31, 2006, the fixed rate commercial loan portfolio was $39.5 million with a weighted average maturity of 35 months, compared to $24.8 million at December 31, 2005, with a weighted average maturity of 32 months. The Company originated $21.1 million in adjustable rate commercial loans during the six-month period ended December 31, 2006, as compared to $55.5 million during the same period of the prior year. At December 31, 2006, home equity loans totaled $6.0 million, as compared to $7.4 million at December 31, 2005. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than four years. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts. Given the decision by the Federal Reserve's Open Market Committee to at least temporarily halt interest rate increases, management has limited its willingness to extend maturities of deposits and taken long-term borrowings only when specific opportunities were available. Over the remainder of the fiscal year, this strategy will be continually re-evaluated. In the previous fiscal year, management employed brokered deposits to lock in its cost of funding in an increasing rate environment. In the first six months of fiscal 2007, the Company has allowed the net maturity of $8.5 million in brokered deposits, funding asset growth using short- and long-term FHLB borrowings, instead.

Next Page

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2006, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change in Rates	Estimated Net Portfolio Value			NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$21,435	$(15,174)	-41%	6.24%	-3.86%
+200	27,246	(9,363)	-26%	7.78%	-2.32%
+100	32,382	(4,227)	-12%	9.08%	-1.02%
NC	36,609	-	-	10.10%	-
-100	39,676	3,067	8%	10.79%	0.69%
-200	41,194	4,585	13%	11.09%	0.99%
-300	42,036	5,427	15%	11.21%	1.11%

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

Next Page

PART I:    Item 4:     Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2006, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management. The Chief Executive and Financial Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2005, the Bank discovered there had been an adverse development with respect to a substandard loan that resulted from allegedly fraudulent activities on the part of a borrower. To date, we have liquidated all assets of the borrower of which we were able to take possession, and have incurred charge-offs of $4.7 million. At December 31, 2006, the Bank no longer reports any amount of this loan relationship, or any collateral related thereto, as an asset.

In December 2006, the Bank and two other financial institutions settled their claims against the bonding company which insured the accounting firm that had performed audits on said borrower in exchange for the payment by the bonding company of a total of $850,000. That amount will be distributed among the three financial institutions, including the Bank, according to the terms of an agreement that is yet to be reached among the financial institutions. The Company cannot predict to what extent a recovery will occur.

Item 1a:    Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/01/2006 thru 10/31/2006	-	-	-	26,355
11/01/2006 thru 11/30/2006	-	-	-	26,355
12/01/2006 thru 12/31/2006	-	-	-	26,355
Total	-	-	-	26,355

Item 3:      Defaults upon Senior Securities

Not applicable

Item 4:      Submission of Matters to a Vote of Security Holders

None

Item 5:      Other Information

None

Next Page

Item 6:    Exhibits

(a)	Exhibits
	3	(a)	Certificate of Incorporation of the Registrant++
	3	(b)	Bylaws of the Registrant++
	4		Form of Stock Certificate of Southern Missouri Bancorp+++
	10		Material Contracts
		(a)	Registrant's Stock Option Plan*
		(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
		(c)	Employment Agreements
		(a)	(i)	Greg A. Steffens**
		(d)	Director's Retirement Agreements
			(i)	James W. Tatum***
			(iI)	Samuel H. Smith***
			(iII)	Sammy A. Schalk****
			(vi)	Ronnie D. Black****
			(vii)	L. Douglas Bagby****
			(viii)	Rebecca McLane Brooks*****
			(ix)	Charles R. Love*****
			(x)	Charles R. Moffitt*****
		(e)	Tax Sharing Agreement***
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification

++	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999
+++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
*	Filed as an exhibit to the registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Annual Report on Form 10-QSB for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant
Date:	February 14, 2007	By:	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors
Date:	February 14, 2007	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

End.