Form 10-Q
period 2007-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2007-05-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	Accelerated filer	Non-accelerated filer [ X ]

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at May 9, 2007 2,236,331 Shares

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q
INDEX

NEXT PAGE

PART I: Item 1: Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

	March 31, 2007	June 30, 2006
	(unaudited)
Cash and cash equivalents	$ 5,333,113	$ 6,366,608
Available for sale securities	36,381,242	38,401,508
Stock in FHLB of Des Moines	3,434,600	2,641,300
Loans receivable, net of allowance for loan losses of $2,284,318 and $2,058,144 at March 31, 2007, and June 30, 2006, respectively	301,468,951	280,930,991
Accrued interest receivable	2,079,508	1,955,345
Premises and equipment, net	8,725,537	8,931,178
Bank owned life insurance - cash surrender value	6,931,106	6,735,355
Intangible assets, net	2,156,975	2,348,418
Prepaid expenses and other assets	2,170,833	2,373,025

Total assets	$368,681,865	$350,683,728

Deposits	$250,407,001	$258,069,019
Securities sold under agreements to repurchase	13,802,025	11,295,611
Advances from FHLB of Des Moines	66,550,000	46,000,000
Accounts payable and other liabilities	984,761	803,725
Accrued interest payable	1,130,947	744,146
Subordinated debt	7,217,000	7,217,000

Total liabilities	340,091,734	324,129,501

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,402,535	17,354,621
Retained earnings	24,023,198	22,511,880
Treasury stock of 720,895 shares at March 31, 2007 and June 30, 2006, at cost	(12,651,521)	(12,651,521)
Accumulated other comprehensive loss	(213,653)	(690,325)

Total stockholders' equity	28,590,131	26,554,227

Total liabilities and stockholders' equity	$368,681,865	$350,683,728

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$5,461,606	$4,682,825	$16,015,853	$13,639,500
Investment securities	304,162	284,152	921,797	721,927
Mortgage-backed securities	137,151	147,166	429,194	445,650
Other interest-earning assets	16,973	73,340	41,552	146,705

Total interest income	5,919,892	5,187,483	17,408,396	14,953,782

INTEREST EXPENSE:
Deposits	2,259,200	1,840,889	6,660,212	5,001,001
Securities sold under agreements to repurchase	157,609	119,827	404,663	265,237
Advances from FHLB of Des Moines	901,873	687,900	2,539,401	2,236,498
Subordinated debt	146,298	133,617	446,563	371,006

Total interest expense	3,464,980	2,782,233	10,050,839	7,873,742

NET INTEREST INCOME	2,454,912	2,405,250	7,357,557	7,080,040

PROVISION FOR LOAN LOSSES	100,000	80,000	320,000	285,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,354,912	2,325,250	7,037,557	6,795,040

NONINTEREST INCOME:
Customer service charges	250,016	273,853	864,769	902,149
Loan late charges	31,718	30,211	94,297	86,502
Increase in cash surrender value of bank-owned life insurance	65,428	61,454	195,750	186,319
Other	169,035	139,699	487,033	403,085

Total noninterest income	516,197	505,217	1,641,849	1,578,055

NONINTEREST EXPENSE:
Compensation and benefits	1,048,960	979,237	3,036,790	2,808,177
Occupancy and equipment, net	357,318	361,823	1,030,301	1,016,175
DIF deposit insurance premium	7,482	7,570	23,429	22,615
Professional fees	55,660	39,979	141,155	137,197
Advertising	45,093	49,194	167,225	134,022
Postage and office supplies	66,130	83,185	213,919	232,934
Amortization of intangible assets	63,814	63,814	191,443	191,443
Other	244,722	248,145	684,711	751,360

Total noninterest expense	1,889,179	1,832,947	5,488,973	5,293,923

INCOME BEFORE INCOME TAXES	981,930	997,520	3,190,433	3,079,171

INCOME TAXES	330,153	352,301	1,075,306	1,074,044

NET INCOME	651,777	645,219	2,115,127	2,005,127

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities	57,431	(22,036)	476,672	(280,661)

COMPREHENSIVE INCOME	$ 709,208	$ 623,183	$2,591,799	$1,724,466

Basic earnings per common share	$ 0.29	$ 0.29	$ 0.95	$ 0.90
Diluted earnings per common share	$ 0.29	$ 0.28	$ 0.93	$ 0.88
Dividends per common share	$ 0.09	$ 0.09	$ 0.27	$ 0.27

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	Nine months ended
	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$2,115,127	$2,005,127
Items not requiring (providing) cash:
Depreciation	511,433	468,609
MRP, ESOP and SOP expense	47,914	49,110
Loss on sale of foreclosed assets	15,476	29,938
(Accretion) amortization of intangible assets	191,443	191,443
Increase in cash surrender value of bank owned life insurance	(195,750)	(186,319)
Provision for loan losses	320,000	285,000
Amortization of premiums and discounts on securities	(6,853)	34,042
Deferred income taxes	(85,000)	69,219
Changes in:
Accrued interest receivable	(124,164)	(409,150)
Prepaid expenses and other assets	26,261	(689,215)
Accounts payable and other liabilities	181,037	1,334,564
Accrued interest payable	386,801	142,965

Net cash provided by operating activities	3,383,725	3,325,333

Cash flows from investing activities:
Net increase in loans	(21,050,295)	(10,189,049)
Proceeds from maturities of available for sale securities	6,903,491	4,006,478
Net (purchases) redemption of Federal Home Loan Bank stock	(793,300)	372,800
Purchases of available-for-sale securities	(4,119,750)	(8,499,616)
Purchases of premises and equipment	(220,338)	(1,523,877)
Proceeds from sale of vehicle	1,866	-
Proceeds from sale of foreclosed assets	70,519	34,269

Net cash used in investing activities	(19,207,807)	(15,798,995)

Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(6,087,146)	18,038,393
Net (decrease) increase in certificates of deposits	(1,574,872)	17,287,485
Net increase in securities sold under agreements to repurchase	2,506,414	763,322
Proceeds from Federal Home Loan Bank advances	209,175,000	28,250,000
Repayments of Federal Home Loan Bank advances	(188,625,000)	(37,750,000)
Dividends paid on common stock	(603,809)	(602,860)

Net cash provided by financing activities	14,790,587	25,986,340

(Decrease) increase in cash and cash equivalents	(1,033,495)	13,512,678
Cash and cash equivalents at beginning of period	6,366,608	3,886,961

Cash and cash equivalents at end of period	$5,333,113	$17,399,639

Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 249,374	$ 221,447
Conversion of loans to other equipment	20,111	45,000

Cash paid during the period for:
Interest (net of interest credited)	$ 3,966,276	$ 3,462,375
Income taxes	1,127,391	690,000

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2006, Form 10-K, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2006 and 2005.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair value:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$21,700,200	$17,863	$ (180,930)	$21,537,133
Obligations of state and political subdivisions	1,286,461	49,647	(7,744)	1,328,364
FNMA preferred stock	500,000	-	-	500,000
Other securities	820,968	-	-	820,968
Mortgage-backed securities	12,412,774	21,588	(239,585)	12,194,777

Total investments and mortgage-backed securities	$36,720,403	$89,098	$(428,259)	$36,381,242

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$20,672,506	$ -	$ (508,951)	$20,163,555
Obligations of state and political subdivisions	851,758	10,635	(12,371)	850,022
FNMA preferred stock	1,000,000	-	-	1,000,000
Other securities	1,950,000	-	(2,344)	1,947,656
Mortgage-backed securities	15,023,027	1,500	(584,252)	14,440,275

Total investments and mortgage-backed securities	$39,497,291	$12,135	$(1,107,918)	$38,401,508

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

NEXT PAGE

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$ -	$ -	$18,544,642	$(180,930)	$18,544,642	$(180,930)
Obligations of state and political subdivisions	99,868	(132)	254,966	(7,612)	354,834	(7,744)
Other securities	-	-	-	-	-	-
Mortgage-backed securities	-	-	9,292,830	(239,585)	9,292,830	(239,585)

Total investments and mortgage-backed securities	$99,868	$(132)	$28,092,438	$(428,127)	$28,192,306	$(428,259)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$ 7,776,078	$(165,814)	$12,387,478	$(343,137)	$20,163,556	$(508,951)
Obligations of state and political subdivisions	-	-	591,007	(12,371)	591,007	(12,371)
Other securities	497,656	(2,344)	-	-	497,656	(2,344)
Mortgage-backed securities	2,434,689	(39,379)	11,296,394	(544,873)	13,731,083	(584,252)

Total investments and mortgage-backed securities	$10,708,423	$(207,537)	$24,274,879	$(900,381)	$34,983,302	$(1,107,918)

Note 3: Loans

Loans are summarized as follows:

	March 31,	June 30,
	2007	2006
Real Estate Loans:
Conventional	$128,016,293	$127,205,201
Construction	10,289,474	10,868,078
Commercial	75,803,755	65,373,576
Consumer loans	19,369,464	20,105,818
Commercial loans	72,573,268	65,108,884

	306,052,254	288,661,557
Loans in process	(2,356,562)	(5,737,933)
Deferred loan fees, net	57,577	65,511
Allowance for loan losses	(2,284,318)	(2,058,144)

Total loans	$301,468,951	$280,930,991

Note 4: Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2007	2006
Non-interest bearing accounts	$ 17,741,056	$ 18,710,087
NOW accounts	32,110,375	31,037,038
Money market deposit accounts	6,541,793	8,907,715
Savings accounts	69,999,446	73,824,996
Certificates	124,014,331	125,589,183

Total deposits	$250,407,001	$258,069,019

NEXT PAGE

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three- and nine-month periods ended March 31, 2007 and 2006.

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006

Net income	$ 651,777	$ 645,221	$2,115,127	$2,005,127

Average common shares - outstanding basic	2,228,514	2,224,174	2,228,373	2,223,957
Stock options under treasury stock method	43,835	51,723	43,026	52,298
Average common share - outstanding diluted	2,272,349	2,275,897	2,271,399	2,276,255

Basic earnings per common share	$ 0.29	$ 0.29	$ 0.95	$ 0.90
Diluted earnings per common share	$ 0.29	$ 0.28	$ 0.93	$ 0.88

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

Note 7: Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The Company's intent is to continue the ESOP for fiscal 2007. The Company has been accruing $16,000 per month for ESOP expenses during this fiscal year and, consistent with last fiscal year, has announced its intention to purchase shares for distribution to participants in late fiscal 2007.

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

Note 9: Authorized Share Repurchase Program

In April 2004, the Board of Directors authorized and announced the open-market stock repurchase of up to 115,000 shares of the Company's outstanding stock. As of March 31, 2007, a total of 88,645 shares have been repurchased. The number of shares, as of March 31, 2007, held as treasury stock was 720,895.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at March 31, 2007, and the results of operations for the three- and nine-month periods ended March 31, 2007 and 2006, respectively.

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

During the first nine months of fiscal 2007, we grew our balance sheet by $18.0 million, which was consistent with the growth initiatives we have employed during recent periods. This additional growth reflected a $20.5 million increase in total net loans, a $2.0 million decrease in securities available for sale, a $7.7 million decrease in deposits, and a $20.6 million increase in borrowed funds. The growth in loans was primarily due to commercial real estate loan and commercial loan originations and advances on available lines of credit. At the present time, management expects that loan growth for the current fiscal year will be near the high end of the range of loan growth experienced over the last five years. The decrease in deposits was the result of the net maturity of $13.5 million in brokered deposits, partially offset by a $5.8 million increase in retail deposits. The increase in borrowed funds (all from the Federal Home Loan Bank of Des Moines, or FHLB) was comprised of $17.6 million in short-term borrowings and $10.0 million in long-term callable advances, offset by the maturity or early redemption of $7.0 million in existing long-term borrowings.

Our net income for the third quarter of 2007 increased 1.1% to $652,000, as compared to $645,000 earned during the same period of the prior year. Diluted earnings per share for the third quarter of fiscal 2007 were $0.29, as compared to $0.28 for the third quarter of fiscal 2006. The increase was primarily due to a 2.1% increase in net interest income and a 6.3% decrease in income tax provisions, partially offset by a 3.1% increase in non-interest expense. For the first nine months of fiscal 2007, net income increased 5.5% to $2.12 million, as compared to $2.01 million earned during the same period of the prior year. Diluted earnings per share for the first nine months of fiscal 2007 were $0.93, as compared to $0.88 for the same period of the prior year. The increase in net income was primarily due to a 3.9% increase in net interest income and a 4.0% increase in non-interest income, partially offset by a 3.7% increase in non-interest expense.

Short-term market interest rates were relatively steady during the first nine months of fiscal 2007, following increases during the previous two fiscal years. The Federal Open Market Committee of the Federal Reserve Bank increased the overnight lending rate 25 basis points at each of the regularly scheduled meetings from June 2004 to June 2006, and held the rate steady at each of its six meetings since, at the current rate of 5.25%. Intermediate- and long-term market interest rates have decreased from 60 to 70 basis points during the first nine months of fiscal 2007. The result was a continued inversion of the yield curve during the first nine months of fiscal 2007. In this rate environment, our net interest margin was relatively steady, while our

NEXT PAGE

interest rate spread decreased nine basis points when comparing the first nine months of fiscal 2007 with the corresponding period in 2006, as our interest income, in general, is reflective of long-term rates, while our interest expense, in general, is reflective of short-term rates. The $278,000 increase in net interest income for the first nine months of fiscal 2007, when compared to the corresponding period in 2006, reflected growth of 5.1% in our average interest-earning assets, compared to the prior period, and was offset by our nine basis point decline in interest rate spread, from 2.66% in the prior period, to 2.57% in the current period.

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses. In the three- and nine-month periods ended March 31, 2007, compared to the same periods of the prior year, non-interest income increased 2.2% and 4.0%, respectively, primarily due to increased income from ATM and debit card transactions, secondary market loan origination income, and other miscellaneous fee income, and partially offset by reduced non sufficient funds (NSF) income. In the three- and nine-month periods ended March 31, 2007, compared to the same periods of the prior year, non-interest expense increased 3.1% and 3.7%, respectively, primarily in the categories of compensation and benefits, and advertising, both of which are partially related to the Company's opening of a new banking facility in January 2006. Absent the non-interest expenses attributed to that location, non-interest expense in the first nine months of fiscal 2007 would have increased just 0.2% compared to the same period of the prior year.

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

Comparison of Financial Condition at March 31, 2007, and June 30, 2006

The Company's total assets increased by $18.0 million, or 5.1%, to $368.7 million at March 31, 2007, as compared to $350.7 million at June 30, 2006. Loans, net of the allowance for loan losses, increased $20.5 million, or 7.3%, to $301.5 million, as compared to $280.9 million at June 30, 2006. The Company continues to focus on the origination of commercial and commercial real estate loans, resulting in growth of $7.5 million and $10.4 million, respectively, in these balances.

Asset growth during the first nine months of fiscal 2007 has been funded primarily with long- and short-term FHLB borrowings, and retail deposit growth. The Company used $10.0 million in new long-term, callable FHLB advances, $17.6 million in new short-term FHLB borrowings, and $5.8 million in retail deposit growth, to replace $7.0 million in term FHLB advances that were called or matured during the first nine months of the fiscal year; to replace net maturities of $13.5 million in brokered deposits; and to provide $12.9 million in funding for loan growth. Outstanding FHLB advances totaled $66.6 million at March 31, 2007, up $20.6 million, or 44.7%, compared to $46.0 million at June 30, 2006. At March 31, 2007, short-term advances totaled $17.6 million. The Company had no short-term advances outstanding at June 30, 2006. The Company had $0.1 million in brokered deposits outstanding at March 31, 2007, compared to $13.6 million at June 30, 2006. The Company has shifted funding sources due to better pricing available over the last nine months in FHLB advances. Retail (non-brokered) deposits totaled $250.3 million at March 31, 2007, up $5.8 million as compared to $244.5 million at June 30, 2006. The fiscal year 2007 increase in retail deposits was primarily due to an $11.9 million increase in retail CDs, offset by a $3.7 million decrease in money market passbook deposits, and a $2.4 million decrease in money market deposit accounts. The shift to CDs is attributed to current customer preferences for earnings over liquidity. Securities sold under agreements to repurchase increased $2.5 million, to $13.8 million at March 31, 2007, compared to $11.3 million at June 30, 2006. The increase was attributed primarily to normal balance fluctuations with customers holding the agreements.

Total stockholders' equity increased $2.0 million, or 7.7%, to $28.6 million at March 31, 2007, as compared to $26.6 million at June 30, 2006. The increase was primarily due to retention of net income and an increase in the market value of the available-for-sale investment portfolio, partially offset by cash dividends paid.

NEXT PAGE

Average Balance Sheet for the Three And Nine-Month Periods Ended March 31, 2007 and 2006

The tables on the this and the following page present certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three- and nine-month periods ending March 31, 2007 and 2006. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended March 31, 2007			Three-month period ended March 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$215,533,626	$3,752,953	6.96	$193,232,851	$3,252,082	6.73
Other loans (1)	85,686,740	1,708,654	7.98	85,158,300	1,430,743	6.72

Total net loans	301,220,366	5,461,607	7.25	278,391,151	4,682,825	6.73
Mortgage-backed securities	12,973,101	137,151	4.23	15,145,942	147,166	3.89
Investment securities (2)	28,381,672	308,561	4.35	24,164,415	267,840	4.43
Other interest earning assets	3,975,937	12,573	1.26	12,078,236	89,652	2.97

Total interest earning assets (1)	346,551,076	5,919,892	6.83	329,779,744	5,187,483	6.29
Other noninterest earning assets (3)	21,841,846	-		21,460,217	-

Total assets	$368,392,922	$5,919,892		$351,239,961	$5,187,483

Interest bearing liabilities:
Savings accounts	$69,522,269	$635,662	3.66	$76,309,552	$642,400	3.36
NOW accounts	31,968,193	104,372	1.31	30,130,372	92,336	1.23
Money market accounts	7,004,647	32,753	1.87	10,415,775	48,458	1.86
Certificates of deposit	124,655,663	1,486,413	4.77	117,489,067	1,057,695	3.60

Total interest bearing deposits	233,150,772	2,259,200	3.88	234,344,766	1,840,889	3.14
Borrowings:
Securities sold under agreements to repurchase	13,007,560	157,609	4.85	11,856,358	119,827	4.04
FHLB advances	67,123,333	901,873	5.37	52,000,000	687,900	5.29
Subordinated debt	7,217,000	146,298	8.11	7,217,000	133,617	7.41

Total interest bearing liabilities	320,498,665	3,464,980	4.32	305,418,124	2,782,233	3.64
Noninterest bearing demand deposits	17,126,798	-		18,121,262	-
Other noninterest bearing liabilities	2,483,431	-		1,732,522	-

Total liabilities	340,108,894	3,464,980		325,271,908	2,782,233
Stockholders' equity	28,284,028	-		25,968,053	-

Total liabilities and stockholders' equity	$368,392,922	$3,464,980		$351,239,961	$2,782,233

Net interest income		2,454,912			2,405,250

Interest rate spread (4)			2.51			2.65
Net interest margin (5)			2.83			2.92

Ratio of average interest- earning assets to average interest-bearing liabilities	108.13%			107.98%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $8.7 million and $6.9 million, respectively, for the three-month period ending March 31, 2007, as compared to $8.9 million and $6.6 million for the same period of the prior year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

NEXT PAGE

	Nine-month period ended March 31, 2007			Nine-month period ended March 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$207,684.526	$10,795,136	6.93	$191,740,509	$9,419,594	6.55
Other loans (1)	86,330,841	5,220,717	8.06	83,902,605	4,219,906	6.71

Total net loans	294,015,367	16,015,853	7.26	275,643,114	13,639,500	6.60
Mortgage-backed securities	13,494,035	429,193	4.24	15,859,121	445,650	3.75
Investment securities (2)	28,298,712	935,225	4.41	21,162,576	682,446	4.30
Other interest earning assets	3,583,814	28,125	1.05	10,254,559	186,186	2.42

Total interest earning assets (1)	339,391,928	17,408,396	6.84	322,919,370	14,953,782	6.17
Other noninterest earning assets (3)	21,715,573	-		21,384,429	-

Total assets	$361,107,501	$17,408,396		$344,303,799	$14,953,782

Interest bearing liabilities:
Savings accounts	$70,505,922	$1,966,678	3.72	$68,774,431	$1,603,461	3.11
NOW accounts	30,318,220	293,243	1.29	28,980,624	264,909	1.22
Money market accounts	7,476,563	109,643	1.96	11,935,341	158,687	1.77
Certificates of deposit	124,326,362	4,290,649	4.60	115,041,129	2,973,944	3.45

Total interest bearing deposits	232,627,067	6,660,213	3.82	224,731,525	5,001,001	2.97
Borrowings:
Securities sold under agreements to repurchase	11,141,472	404,663	4.84	9,947,666	265,237	3.56
FHLB advances	62,572,723	2,539,401	5.41	56,832,465	2,236,498	5.25
Subordinated debt	7,217,000	446,562	8.25	7,217,000	371,006	6.85

Total interest bearing liabilities	313,558,262	10,050,839	4.27	298,728,656	7,873,742	3.51
Noninterest bearing demand deposits	17,857,901	-		17,533,396	-
Other noninterest bearing liabilities	2,034,545	-		2,475,397	-

Total liabilities	333,450,708	10,050,839		318,737,449	7,873,742
Stockholders' equity	27,656,793	-		25,566,350	-

Total liabilities and stockholders' equity	$361,107,501	$10,050,839		$344,303,799	$7,873,742

Net interest income		7,357,557			7,080,040

Interest rate spread (4)			2.57			2.66
Net interest margin (5)			2.89			2.92

Ratio of average interest- earning assets to average interest-bearing liabilities	108.24%			108.10%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $8.8 million and $6.8 million, for the nine-month period ending March 31, 2007, as compared to $8.3 million and $6.6 million for the same period of the prior year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

NEXT PAGE

Results of Operations - Comparison of the three- and nine-month periods ended March 31, 2007 and 2006

General. Net income for the three- and nine-month periods ended March 31, 2007, was $652,000 and $2.12 million, respectively, an increase of $7,000, or 1.0%, and $110,000, or 5.5%, as compared to net income of $645,000 and $2.01 million, respectively, earned during the same periods of the prior year. Basic and diluted earnings per share were $0.29 for the third quarter of fiscal 2007, compared to basic and diluted earnings per share of $0.29 and $0.28, respectively, for the same period of the prior year. For the first nine months of fiscal 2007, basic and diluted earnings per share were $0.95 and $0.93, respectively, compared to basic and diluted earnings per share of $0.90 and $0.88, respectively, for the same period of the prior year. Our annualized return on average assets for the three- and nine-month periods ended March 31, 2007, was .71% and .78%, respectively, compared to .73% and .78%, respectively, for the same periods of the prior year. Our annualized return on average stockholders' equity for the three- and nine-month periods ended March 31, 2007, was 9.22% and 10.20%, respectively, compared to 9.94% and 10.46%, respectively, for the same periods of the prior year.

Net Interest Income. Net interest income for the three- and nine-month periods ended March 31, 2007, increased $50,000, or 2.1%, and $278,000, or 3.9%, respectively, as compared to the same periods of the prior year. These increases primarily reflected our growth initiatives that resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities for both the three- and nine-month periods, and was partially offset by a decrease in our net interest rate spread for both the three- and nine-month periods. Our net interest rate spread for the three- and nine-month periods ended March 31, 2007, was 2.51% and 2.57%, respectively, both compressed when compared to net interest rate spreads of 2.65% and 2.66%, respectively, earned for the comparable periods of the prior year. For the three- and nine-month periods ending March 31, 2007, our net interest margin, determined by dividing annualized net interest income by total average interest-earning assets, was 2.83%, and 2.89%, respectively, both down compared to net interest margin of 2.92% earned during both of the same periods of the prior year. The decrease in net interest rate spread for the three- and nine-month periods ended March 31, 2007, resulted from respective 68 and 76 basis point increases in the weighted-average cost of funds, partially offset by respective 54 and 67 basis point increases in the weighted-average yield on interest-earning assets. Net interest rate spread compression during the last twelve months was attributed to repricing of liabilities at relatively higher short-term rates, while assets repriced at a slower pace and based on relatively lower longer-term interest rates. The Company notes that spread compression is primarily the result of the inverted interest rate yield curve, and is currently more pronounced due to loan demand that has exceeded deposit growth, which required the Company to obtain higher-cost funding; however, the Company's focus during the last several fiscal years on origination of commercial and commercial real estate loans (which generally carry a higher yield and have more favorable repricing characteristics, compared to our 1-4 family residential loan portfolio) likely reduced overall spread compression.

Interest Income. Total interest income for the three- and nine-month periods ended March 31, 2007, increased $732,000, or 14.1%, and $2.5 million, or 16.4%, respectively, compared to the same periods of the prior year, due to growth of $16.8 million and $16.5 million, respectively, in the average balance of interest-earning assets, and increases of 54 and 66 basis points, respectively, in the yield earned on those assets. For the three- and nine-month periods ended March 31, 2007, the average interest rate on interest-earning assets was 6.83% and 6.84%, respectively, as compared to average interest rates of 6.29% and 6.17%, respectively, for the same periods of the prior year.

Interest Expense. Total interest expense for the three- and nine-month periods ended March 31, 2007, increased $683,000, or 24.5%, and $2.2 million, or 27.7%, respectively, compared to the same periods of the prior year, due to growth of $15.1 million and $14.8 million, respectively, in the average balance of interest-bearing liabilities, and increases of 68 and 76 basis points, respectively, in the weighted-average cost of funds. For the three- and nine-month periods ended March 31, 2007, the average interest rate on interest-bearing liabilities was 4.32% and 4.27%, respectively, as compared to average interest rates of 3.64% and 3.51%, respectively, for the same periods of the prior year.

Provision for Loan Losses. The provision for loan losses for the three- and nine-month periods ended March 31, 2007, was $100,000 and $320,000, respectively, as compared to $80,000 and $285,000, respectively, for the same periods of the prior year. The Company's recent growth in its commercial and commercial real estate loan balances has required increased provisions for loan losses, as those loan types generally carry additional risk. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment. Additionally, though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income for the three- and nine-month periods ended March 31, 2007, increased $11,000, or 2.2%, and $64,000, or 4.0%, as compared to the same periods of the prior year. The increases were primarily due to increased income from ATM and debit card transactions, secondary market loan originations, and other miscellaneous fees.

NEXT PAGE

Non-interest Expense. Non-interest expense for the three- and nine-month periods ended March 31, 2007, increased $56,000, or 3.1%, and $195,000, or 3.7%, respectively, as compared to the same periods of the prior year. The increases were primarily due to increased salaries and benefits and advertising expenses. The Company opened a new banking facility in January 2006. For the nine-month period ended March 31, 2007, non-interest expense attributable to that location totaled $328,000, compared to $140,000 for the same period of the prior year. Absent the increase in those costs, non-interest expense in the nine-month period would have increased 0.2%, as compared to the same period of the prior year. As the Company continues to grow its balance sheet, the amount of non-interest expense is expected to increase due to compensation, expenses related to expansion, and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 63.6% and 61.0%, respectively, for the three- and nine-month periods ended March 31, 2007, as compared to 63.0% and 61.1%, respectively, for the same periods of the prior year.

Income Taxes. Provisions for income taxes for the three-month period ended March 31, 2007, decreased $22,000, or 6.3%, to $330,000, as compared to $352,000 for the same period of the prior year. For the nine-month period ended March 31, 2007, provisions for income taxes increased $1,000, or 0.1%, essentially unchanged at $1.1 million. Our effective tax rate for the three- and nine-month periods ended March 31, 2007, was 33.6% and 33.7%, respectively, as compared to 35.3% and 34.9%, respectively, for the same periods of the prior year. The decrease in the effective tax rate for the three-month and nine-month periods was primarily due to the recognition of benefits resulting from tax credit acquisitions and an increase in the amount of tax-exempt income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2007 and 2006:

	2007	2006
Balance, beginning of period	$2,058,144	$2,016,514

Loans charged off:
Residential real estate	(82,676)	(56,834)
Commercial business	-	(90,272)
Consumer	(45,589)	(136,843)

Gross charged off loans	(128,265)	(283,949)

Recoveries of loans previously charged off:
Residential real estate	3,728	81
Commercial business	21,051	-
Consumer	9,660	44,714

Gross recoveries of charged off loans	34,439	44,795

Net charge offs	(93,826)	(239,154)
Provision charged to expense	320,000	285,000

Balance, end of period	$2,284,318	$2,062,360

Ratio of net charge offs during the period to average loans outstanding during the period	0.03%	0.09%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $226,000 to $2.3 million at March 31, 2007, from $2.1 million at June 30, 2006. At March 31, 2007, the Bank had $1.2 million, or 0.31% of total assets, adversely classified (all substandard), as compared to adversely classified assets of $403,000, or 0.11% of assets, at March 31, 2006.

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

NEXT PAGE

Nonperforming Assets

The ratio of nonperforming assets to total assets and non-performing loans to net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table summarizes changes in the Company's level of nonperforming assets at selected dates:

	3/31/2007	6/30/2006	3/31/2006
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$ 11,000	$-	$ 4,000
Commercial real estate	43,000	-	-
Consumer	2,000	53,000	60,000

Total loans past maturity/delinquent 90 days or more and non-accrual loans	56,000	53,000	64,000
Foreclosed real estate or other real estate owned	233,000	200,000	200,000
Other repossessed assets	2,000	16,000	322,000

Total nonperforming assets	$291,000	$269,000	$586,000

Percentage nonperforming assets to total assets	0.08%	0.08%	0.16%
Percentage nonperforming loans to net loans	0.02%	0.02%	0.02%

Liquidity Resources

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operations. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions, and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including interest rates, general and local economic conditions and competition in the marketplace. The Bank relies on FHLB advances, repurchase agreements, and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At March 31, 2007, the Company had outstanding commitments to fund approximately $36.9 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At March 31, 2007, the Bank had pledged its residential real estate loan portfolio with the FHLB with available credit of approximately $96.6 million, of which $66.6 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional borrowing capacity of approximately $80.4 million at March 31, 2007. Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies. The requirements address both risk-based capital and leverage capital. As of March 31, 2007, and June 30, 2006, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of March 31, 2007, the most recent notification from the Missouri Division of Finance categorized the Bank as "well-capitalized." There were no conditions or events since the Missouri Division of Finance notification that has changed the Bank's classification.

The Bank's actual capital amounts and ratios are also presented in the tables on the following page.

NEXT PAGE

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 31,433,000	11.83%	$ 21,263,000	8.00%	$ 26,579,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	29,149,000	10.97%	10,632,000	4.00%	15,947,000	6.00%

Tier I Capital (to Average Assets)	29,149,000	8.03%	14,520,000	4.00%	18,151,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2006
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 29,372,000	11.73%	$ 20,035,000	8.00%	$ 25,044,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	27,314,000	10.91%	10,018,000	4.00%	15,026,000	6.00%

Tier I Capital (to Average Assets)	27,314,000	7.92%	13,794,000	4.00%	17,242,000	5.00%

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

During the first nine months of fiscal year 2007, fixed rate residential loan production totaled $12.2 million, as compared to $17.3 million during the same period of the prior year. At March 31, 2007, the fixed rate residential loan portfolio was $89.2 million, as compared to $89.0 million at March 31, 2006, with both having a weighted average maturity of 196 months. The Company originated $5.0 million in adjustable-rate residential loans during the nine-month period ended March 31, 2007, as compared to $7.5 million during the same period of the prior year. At March 31, 2007, fixed rate loans with remaining maturities in excess of 10 years totaled $73.0 million, or 24.2% of net loans receivable, as compared to $77.2 million, or 27.8% of net loans receivable at March 31, 2006. The Company originated $29.4 million of fixed rate commercial loans during the nine-month period ended March 31, 2007, as compared to $15.2 million during the same period of the prior year. At March 31, 2007, the fixed rate commercial loan portfolio was $39.4 million, compared to $22.8 million at March 31, 2006, with both having a weighted average maturity of 35 months. The Company originated $42.7 million in adjustable rate commercial loans during the nine-month period ended March 31, 2007, as compared to $60.9 million during the same period of the prior year. At March 31, 2007, home equity loans totaled $6.3 million, as compared to $7.0 million at March 31, 2006. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than four years. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts. Given the decision by the Federal Reserve's Open Market Committee to at least temporarily halt interest rate increases, management has limited its willingness to extend maturities of deposits and taken long-term borrowings only when specific opportunities were available. Over the remainder of the fiscal year, this strategy will be continually re-evaluated. In the previous fiscal year, management employed brokered deposits to lock in its cost of funding in an increasing rate environment. In the first nine months of fiscal 2007, the Company has reduced brokered deposits by $13.5 million, and funded asset growth using short- and long-term FHLB borrowings, and retail deposits.

NEXT PAGE

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2007, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change in Rates	Estimated Net Portfolio Value			NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$ 17,460	$ (15,487)	-47%	5.03%	-3.96
+200	23,370	(9,577)	-29%	6.60%	-2.39%
+100	28,591	(4,356)	-13%	7.93%	-1.06%
NC	32,947	-	-	8.99%	-
-100	36,135	3,188	10%	9.72%	0.73%
-200	37,564	4,617	14%	10.00%	1.01%
-300	38,376	5,429	16%	10.11%	1.12%

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

NEXT PAGE

PART I: Item 4: Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of March 31, 2007, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management. The Chief Executive and Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2005, the Bank discovered there had been an adverse development with respect to a substandard loan that resulted from allegedly fraudulent activities on the part of a borrower. We have liquidated all assets of the borrower of which we were able to take possession, and, to date, we have incurred charge-offs of $4.7 million. Since June 30, 2006, the Bank has not reported any amount of this loan relationship, or any collateral related thereto, as an asset.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
01/01/07 thru 01/31/07	-	-	-	26,355
02/01/07 thru 02/28/07	-	-	-	26,355
03/01/07 thru 03/31/07	-	-	-	26,355
Total	-	-	-	26,355

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

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 11, 2007	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date: May 11, 2007	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

NEXT PAGE