Form 10-K
period 2007-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2007-09-28
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007 OR

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

            The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $26.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            As of September 12, 2007, there were issued and outstanding 2,200,776 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

            Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2007.
            Part III of Form 10-K - Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

            At June 30, 2007, the Company had total assets of $379.9 million, total deposits of $270.1 million and stockholders' equity of $28.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

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

Market Area

            The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri. The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Scott, Mississippi, New Madrid, Wayne, and Pemiscot Counties in Missouri, and Mississippi and Clay Counties in Arkansas. The Bank's market area has a population of approximately 200,000. The largest employers in the Bank's primary market area are the Poplar Bluff Regional Medical Center, employing approximately 1,300 persons, and Briggs & Stratton, a small engine manufacturing facility employing approximately 1,200 persons. Other major employers include Noranda Aluminum, Visiting Nurse Association, Good Humor-Breyers, Gates Rubber, John Pershing VA Hospital, Nordyne, the Poplar Bluff School District, the Missouri Delta Medical Center, Wal-Mart Stores, Emerson Electric, Tyson Foods, and ArvinMeritor. The Bank's market area

Next Page

is primarily rural in nature and relies heavily on the manufacturing industries and agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Competition

            The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. The Bank is one of 27 financial institution groups located in its primary market area. Competitors for deposits include commercial banks, credit unions, money market funds, and other investment alternatives, such as mutual funds, full service and discount broker-dealers, equity markets, brokerage accounts and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies, mortgage brokers and life insurance companies. The Bank expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes within the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

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

Selected Consolidated Financial Information

            This information is incorporated by reference from pages 9 and 10 of the 2007 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

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

            Supervision of the loan portfolio is the responsibility of William D. Hribovsek, Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the Loan Officers Committee, comprised of President Greg Steffens and Chief Lending Officer William D. Hribovsek, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $750,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

            The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2007, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $8.6 million. At June 30, 2007, the Bank's five largest extensions of credit to one entity ranged from $8.2 million to $7.6 million, net of participation interests sold. The majority of these credits were commercial or commercial real estate loans and all of them were performing according to their terms.

Next Page

            Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$135,288	43.35%	$127,205	45.28%	$125,775	47.01%
Commercial real estate	77,723	24.91	65,374	23.27	58,144	21.73
Construction	7,981	2.56	10,868	3.87	8,557	3.20
Total mortgage loans	$220,942	70.82	$203,447	72.42	$192,476	71.94

Other Loans:
Automobile loans	9,462	3.03	10,428	3.71	11,444	4.28
Commercial business	76,053	24.37	65,109	23.18	59,284	22.16
Home equity	6,548	2.10	7,007	2.49	7,504	2.80
Other	3,407	1.09	2,671	0.95	2,466	0.92
Total other loans	95,470	30.59	85,215	30.33	80,698	30.16

Total loans	$316,412	101.41	$288,662	102.75	$273,174	102.10

Less:
Undisbursed loans in process	$ 1,913	0.61	$ 5,738	2.04	$ 3,627	1.36
Deferred fees and discounts	(52)	(0.02)	(65)	(0.02)	(37)	(0.01)
Allowance for loan losses	2,538	0.81	2,058	0.73	2,016	0.75
Net loans receivable	$312,013	100.00%	$280,931	100.00%	$267,568	100.00%

Type of Security:
Residential real estate
One-to four-family	$137,289	43.99%	$134,111	47.74%	$130,610	48.82%
Multi-family	6,205	1.99	1,571	0.56	1,752	0.65
Commercial real estate	63,139	20.23	54,544	19.41	50,486	18.87
Land	16,187	5.19	14,177	5.04	9,628	3.60
Commercial	74,226	23.79	64,153	22.84	59,284	22.16
Consumer and other	19,416	6.22	20,106	7.16	21,414	8.00
Total loans	$316,462	101.41	$288,662	102.75	$273,174	102.10

Less:
Undisbursed loans in process	1,913	2.04	5,738	2.04	3,627	1.36
Deferred fees and discounts	(52)	(0.02)	(65)	(0.02)	(37)	(0.01)
Allowance for loan losses	2,538	0.81	2,058	0.73	2,016	0.75
Net loans receivable	$312,063	100.00%	$280,931	100.00%	$267,568	100.00%

Next Page

            The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$ 97,922	31.38%	$ 88,261	31.42%	$ 84,440	31.56%
Commercial real estate	46,410	14.87	25,667	9.13	18,430	6.89
Construction	5,329	1.71	6,536	2.33	5,882	2.20
Consumer	12,821	4.11	13,059	4.65	13,867	5.18
Commercial business	40,167	12.87	25,315	9.01	24,247	9.06

Total fixed-rate loans	202,649	64.94	158,838	56.54	146,866	54.89

Adjustable-Rate Loans:
Residential real estate	37,366	11.98	38,944	13.86	41,335	15.45
Commercial real estate	31,313	10.03	39,706	14.13	39,714	14.84
Construction	2,652	0.85	4,333	1.54	2,675	1.00
Consumer	6,595	2.11	7,047	2.51	7,547	2.82
Commercial business	35,887	11.50	39,794	14.17	35,037	13.10

Total adjustable-rate loans	113,813	36.47	129,824	46.21	126,308	47.21

Total Loans	316,462	101.41	288,662	102.75	273,174	102.10

Less:
Undisbursed loans in process	1,913	0.61	5,738	2.04	3,627	1.36
Net deferred loan fees	(52)	(0.02)	(65)	(0.02)	(37)	(0.01)
Allowance for loan loss	2,538	0.81	2,058	0.73	2,016	0.75
	$312,063	100.00%	$280,931	100.00%	$267,568	100.00%

            One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2007, net mortgage loans secured by one- to four-family residences totaled $129.9 million, or 41.6% of net loans receivable.

            The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2007, the Bank originated $6.8 million of ARM loans and $20.1 million of fixed-rate loans that were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

            The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 37.5 basis points, but does not require private mortgage insurance. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

            Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not

Next Page

contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2007, one- to four-family loans with a fixed rate totaled $92.9 million, and had a weighted-average maturity of 200 months.

            The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, discounted initial rates and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2007, loans tied to the CMT index totaled $32.9 million.

            Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices. The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%. Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices. At June 30, 2007, loans tied to these indices totaled $4.3 million.

            In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. During fiscal 2007, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

            Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2007, the Bank had $77.7 million in commercial real estate loans, which represented 24.9% of net loans receivable.

            Commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate or the one year CMT. The Banks fixed-rate commercial real estate portfolio has a weighted average maturity of 31 months. Variable rate commercial real estate originations typically adjust monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guaranties are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

            Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2007, the Bank had $8.0 million, or 2.6% of net loans receivable in construction loans outstanding.

Next Page

            Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate. At June 30, 2007, the Bank had $8.0 million in construction loans, $5.6 million of which were secured by one- to four-family residential real estate (of which $1.8 million was for speculative construction), $1.6 million of which were secured by commercial real estate and $805,000 of which were secured by multi-family real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

            Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2007, the Bank's consumer loan portfolio totaled $19.4 million, or 6.2% of net loans receivable.

            Home equity loans represented 33.7% of the Bank's consumer loan portfolio at June 30, 2007, and totaled $6.5 million, or 2.1% of net loans receivable.

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

            Automobile loans represented 48.7% of the Bank's consumer loan portfolio at June 30, 2007, and totaled $9.5 million, or 3.0% of net loans receivable. Of that total, $1.1 million represented loans originated by auto dealers. These loans generally pay a negotiated fee back to the dealer. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Next Page

            Consumer loans may entail greater credit risk than do residential mortgage loans, because they are generally unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles or mobile homes. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's delinquency levels for these types of loans are reflective of these risks. See "Asset Classification."

            Commercial Business Lending. At June 30, 2007, the Bank also had $76.1 million in commercial business loans outstanding, or 24.4% of net loans receivable. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

            The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $40.2 million in fixed rate and $35.9 million of adjustable rate commercial business loans. The adjustable rate business loans can reprice daily, monthly or annually, in accordance with the Wall Street prime rate of interest. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

Next Page

            Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2007. Commitments to extend credit totaled $36.7 million at June 30, 2007.

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)
Federal Home Loan Bank
advances	$ 10,000	$15,000	$19,000	$10,000	$ 54,000
Certificates of deposit	117,082	8,898	4,594	---	130,569
Total	$127,082	$23,893	$23,594	$10,000	$184,569

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$ 1,913	$ ---	$ ---	$ ----	$ 1,913
Other commitments	25,229	4,053	518	4,951	34,751
	$27,142	$ 4,053	$ 518	$ 4,951	$36,664

Loan Maturity and Repricing

            The following table sets forth certain information at June 30, 2007 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Residential real estate	$ 16,677	$ 29,250	$14,221	$75,140	$135,888
Commercial real estate	41,887	32,050	2,182	1,654	77,723
Construction	7,981	---	---	---	7,981
Consumer	9,142	10,157	118	---	19,417
Commercial business	39,615	35,792	489	157	76,053
Total loans	$115,302	$107,249	$16,960	$76,951	$316,462

            As of June 30, 2007, loans with a maturity date after June 30, 2008 with fixed interest rates totaled $165.6 million, and loans with a maturity date after June 30, 2008 with adjustable rates totaled $79.0 million.

Loan Originations, Sales and Purchases

            Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans to customers during fiscal year 2002 which are also originated by the Bank's staff.

            While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2007, the Bank originated $130.9 million of loans,

Next Page

compared to $120.0 million and $110.3 million in fiscal 2006 and 2005, respectively. Of these loans, mortgage loan originations were $77.8 million, $74.0 million and $61.0 million in fiscal 2007, 2006 and 2005, respectively.

            From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2007, the Bank purchased $14.2 million of new loans. At June 30, 2007, loan participations totaled $21.1 million, or 6.6% of net loans receivable. At June 30, 2007, all of these participations with the exception of one, totaling $227,000, were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Total loans at beginning of period	$288,662	$273,174	$253,437
Loans originated:
One-to four-family residential	29,935	31,079	33,306
Multi-family residential and commercial real estate	36,976	32,754	19,309
Construction loans	10,887	10,143	8,406
Commercial and industrial	38,342	36,265	39,703
Consumer and others	14,803	9,728	9,764
Total loans originated	130,943	119,969	110,488

Loans purchased:
Total loans purchased	14,220	4,118	9,819

Loans sold:
Total loans sold	(10,599)	(5,184)	(9,217)

Principal repayments	(106,475)	(103,159)	(91,343)

Foreclosures	(289)	(256)	(10)
Net loan activity	27,800	15,488	19,737

Total loans at end of period	$316,462	$288,662	$273,174

Loan Commitments

            The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and stand by letters-of-credit. The Bank had outstanding net loan commitments of approximately $36.7 million at June 30, 2007. See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

Loan Fees

            In addition, to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Next Page

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

            The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2007.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days and Over
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	2	$ 56	---	$ ---	2	$ 56
Commercial real estate	---	---	1	20	1	20
Commercial non-real estate	---	---	---	---	---	---
Other consumer	10	52	2	4	12	56
Totals	12	$108	3	$ 24	15	$132

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

            At June 30, 2007, the Bank had one loan on which interest was not being accrued, in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded a nominal amount of interest income during the years ended June 30, 2007 and 2006, and would have recorded interest income of $146,000 during the year ended June 30, 2005, on non-accrual loans, if these loans had been performing in accordance with their terms during such periods. Interest income recognized on non-accrual loans for the years ended June 30, 2007, 2006, and 2005, was considered nominal.

Next Page

            The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccruing loans:
Residential real estate	$ ---	$ ---	$ 52	$ ---	$ ---
Commercial real estate	---	--	---	---	---
Consumer	2	51	41	4	7
Commercial business	---	---	334	---	---
Total	$ 2	$ 51	$427	$ 4	$ 7

Loans 90 days past due accruing interest:
Residential real estate	$ ---	$ ---	$ 78	$ 114	$ 74
Commercial real estate	20	--	---	---	---
Consumer	4	2	6	17	---
Commercial business	---	---	60	---	8
Total	$ 24	$ 2	$144	$ 131	$ 82

Total nonperforming loans	$ 26	$ 53	$571	$ 135	$ 89

Foreclosed assets held for sale:
Real estate owned	$111	$200	$ 87	$ 163	$ 217
Other nonperforming assets	11	16	7	17	41
Total nonperforming assets	$148	$269	$665	$ 315	$ 347

Total nonperforming loans to net loans	0.01%	0.02%	0.21%	0.05%	0.04%
Total nonperforming loans to net assets	0.01%	0.02%	0.17%	0.04%	0.03%
Total nonperforming assets to total assets	0.04%	0.08%	0.20%	0.10%	0.12%

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

            Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2007, the Company's balance of real estate owned totaled $111,000 and included three residential properties.

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

            On the basis of management's review of the assets of the Company, at June 30, 2007, classified assets totaled $1.1 million, or 0.30% of total assets as compared $1.1 million, or 0.27% of total assets at June 30, 2006. Of the amount classified as of June 30, 2007, $1.1 million were substandard and $4,000 were doubtful. The largest classified commercial lending relationship at June 30, 2007 totaled $554,000 and was performing in accordance with its terms. In addition, the Bank had classified two other commercial lending relationships, which in the aggregate totaled $518,000. All three borrowing relationships were classified due to concerns over whether the borrowers were generating sufficient cash flow to repay the loans in accordance with their terms.

            Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2007, of $2.5 million, which represented 1,712% of nonperforming assets as compared to an allowance of $2.1 million, which represented 765% of nonperforming assets at June 30, 2006. See "Item 3. Legal Proceedings" for a discussion of the fiscal 2005 impact on the Bank of allegedly fraudulent actions by a significant borrower.

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

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance at beginning of period	$2,058	$2,016	$1,978	$1,836	$1,569
Recoveries
Residential real estate	1	---	5	---	---
Commercial real estate	---	---	---	---	---
Commercial business	22	11	---	2	20
Consumer	15	54	39	24	42
Total recoveries	38	65	44	26	62

Charge offs:
Residential real estate	83	57	7	39	18
Commercial real estate	---	---	---	9	---
Commercial business	24	374	4,687	16	20
Consumer	56	147	127	95	87
Total charge offs	163	578	4,821	159	125

Net charge offs	(125)	(513)	(4,777)	(133)	(63)
Acquired allowance for losses	---	---	---	---	---
Provision for loan losses	605	555	4,815	275	330

Balance at end of period	$2,538	$2,058	$2,016	$1,978	$1,836

Ratio of allowance to total loans outstanding at the end of the period	0.81%	0.73%	0.75%	0.80%	0.81%
Ratio of net charge offs to average loans outstanding during the period	0.09%	0.19%	1.84%	0.06%	0.03%

Next Page

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$ 279	42.98%	$ 205	44.07%	$ 225	46.04%	$ 219	48.29%	$ 214	51.59%
Construction	70	2.52	81	3.76	67	3.13	60	2.97	25	1.49
Commercial real estate	774	24.49	619	22.65	595	21.28	634	22.14	546	21.49
Consumer	256	6.10	293	6.97	306	7.84	321	8.48	326	9.07
Commercial business	935	23.91	857	22.55	770	21.71	743	18.12	536	16.36
Unallocated	234	---	3	---	53	---	1	---	189	---
Total allowance for loan losses	$2,538	100.00%	$2,058	100.00%	$2,016	100.00%	$1,978	100.00%	$1,836	100.00%

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

            Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as hold-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2007, AFS securities totaled $34.9 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

            Presently, the Company has no high risk derivative instruments and no outstanding hedging activities. Management has no current plans to purchase derivative instruments or enter into hedging activities.

            Investment and Other Securities. At June 30, 2007, the Company's investment securities portfolio totaled $27.2 million, or 7.2% of total assets as compared to $26.6 million, or 7.6% of total assets at June 30, 2006. During 2007, the Bank had $4.0 million in maturities and $4.3 million in security purchases. Of the securities that matured, $1.0 million was called for early redemption. At June 30, 2007, the investment securities portfolio included $21.5 million in U.S. government and government agency bonds and $2.0 million in municipal bonds, $21.7 million of which are subject to early redemption at the option of the issuer. The remaining portfolio consists of $3.1 million in FHLB stock, and $656,000 in other securities. Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2007, excluding the FHLB stock, was 31 months.

            Mortgage-Backed Securities. At June 30, 2007, MBS totaled $10.7 million, or 2.8%, of total assets as compared to $14.4 million, or 4.1%, of total assets at June 30, 2006. During fiscal 2007, the Bank had maturities and prepayments of $4.9 million and had purchases of $1.0 million in MBS. At June 30, 2007, the MBS portfolio included $397,000 in adjustable-rate MBS, $5.1 million in fixed-rate MBS and $5.2 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2007 was 37 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Next Page

Investment Securities Analysis

            The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2007		2006		2005
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$21,484	78.91%	$20,164	75.80%	$14,373	69.85%
State and political subdivisions	2,016	7.40	850	3.19	1,600	7.78
FNMA preferred stock	---	---	1,000	3.76	984	4.78
FHLB stock	3,071	11.28	2,641	9.93	3,121	15.16
Other securities	656	2.41	1,948	7.32	500	2.43

Total	$27,232	100.00%	$26,603	100.00%	$20,578	100.00%

            The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2007.

	Available for Sale Securities June 30, 2007
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

U.S. government, government agencies and other securities:
Due within 1 year	$ 9,490	$ 9,425	3.62%
Due after 1 year but within 5 years	11,382	11,242	4.67
Due after 5 years but within 10 years	999	983	5.68
Due over 10 years	500	495	4.77
Total	22,371	22,145	4.27

State and political subdivisions:
Due within 1 year	---	---	---
Due after 1 year but within 5 years	611	610	4.20
Due after 5 years but within 10 years	---	---	---
Due over 10 years	1,404	1,406	2.17
Total	2,015	2,016	2.78

No stated maturity:
FHLB stock	3,071	3,071	4.25

Total Available for Sale	$27,457	$27,232	4.16%

Next Page

            The following table sets forth certain information at June 30, 2007 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2007
(Dollars in thousands)
Amounts due:
Within 1 year	$ 454
After 1 year through 3 years	---
After 3 years through 5 years	---
After 5 years	10,597
Total	$11,051

            The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2007, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2007
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$10,598
Adjustable	396
Total	$10,994

            The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$ 1,229	$ 1,183	$ 1,854	$ 1,771	$ 2,705	$ 2,673
GNMA certificates	156	156	194	192	259	259
FNMA certificates	4,387	4,213	5,624	5,335	7,127	7,066
Collateralized mortgage obligations issued by government agencies	5,274	5,171	7,351	7,142	7,319	7,245

Total	$11,051	$10,723	$15,023	$14,440	$17,410	$17,243

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

Next Page

Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)

0.00%	None	Non-interest Bearing	$ 100	$22,276	8.25%
1.48	None	NOW Accounts	100	31,123	11.52
3.89	None	Savings Accounts	100	78,908	29.23
1.44	None	Money Market Deposit Accounts	1,000	7,212	2.67

		Certificates of Deposit
5.15%	30-day	30-day Fixed-term/Fixed rate	1,000	100	0.04%
4.90	91-day	Fixed-term/Fixed-rate	1,000	1,385	0.51
3.26	91-day	IRA Fixed-term/Fixed-rate	1,000	53	0.62
4.54	5 month	Fixed-term/Fixed-rate	1,000	663	0.25
4.86	6 month	Fixed-term/Fixed-rate	1,000	4,055	1.50
4.72	6 month	IRA Fixed-term/Fixed-rate	1,000	315	0.12
5.12	7 month	Fixed-term/Fixed-rate	1,000	46,723	17.31
5.09	7 month	IRA Fixed-term/Fixed-rate	1,000	4,749	1.76
5.05	9 month	Fixed-term/Fixed-rate	1,000	4,138	1.53
4.92	9 month	IRA Fixed-term/Fixed-rate	1,000	1,124	0.42
5.08	11 month	Fixed-term/Fixed-rate	1,000	7,707	2.85
5.04	11 month	IRA Fixed-term/Fixed-rate	1,000	1,514	0.56
5.15	12 month	Fixed-term/Fixed-rate	1,000	27,640	10.23
5.12	12 month	IRA Fixed-term/Fixed-rate	1,000	4,404	1.63
5.13	13 month	Fixed-term/Fixed-rate	1,000	4,115	1.52
5.16	13 month	IRA Fixed-term/Fixed-rate	1,000	121	0.04
4.26	15 month	Fixed-term/Fixed-rate	1,000	2,227	0.82
4.45	15 month	IRA Fixed-term/Fixed-rate	1,000	443	0.16
4.55	18 month	Fixed-term/Fixed-rate	1,000	438	0.16
4.13	18 month	IRA Fixed-term/Fixed-rate	1,000	229	0.08
4.17	24 month	Fixed-term/Fixed-rate	1,000	2,120	0.78
3.90	24 month	IRA Fixed-term/Fixed-rate	1,000	158	0.06
4.49	24 month	IRA Fixed-term/Variable rate	1,000	318	0.12
3.70	25 month	Fixed-term/Fixed-rate	1,000	226	0.08
3.70	25 month	IRA Fixed-term/Fixed-rate	1,000	7	---
3.46	29 month	Fixed-term/Fixed-rate	1,000	1	---
3.87	30 month	Fixed-term/Fixed-rate	1,000	261	0.10
3.04	35 month	Fixed-term/Fixed-rate	1,000	86	0.03
3.37	35 month	IRA Fixed-term/Fixed-rate	1,000	114	0.04
3.76	36 month	Fixed-term/Fixed-rate	1,000	2,292	0.85
3.86	36 month	IRA Fixed-term/Fixed-rate	1,000	1,938	0.72
3.59	48 month	Fixed-term/Fixed-rate	1,000	504	0.19
3.69	48 month	IRA Fixed-term/Fixed-rate	1,000	116	0.04
4.53	55 month	Fixed-term/Fixed-rate	1,000	1,173	0.43
4.64	55 month	IRA Fixed-term/Fixed-rate	1,000	241	0.04
4.22	60 month	Fixed-term/Fixed-rate	1,000	6,799	2.52
4.02	60 month	IRA Fixed-term/Fixed-rate	1,000	1,997	0.74
4.00	84 month	Fixed-term/Fixed-rate	1,000	74	0.03
3.96	96 month	Fixed-term/Fixed-rate	1,000	1	---
				$270,088	100.00%

Next Page

            The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2007. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$16,940
Over three through six months	11,801
Over six through twelve months	9,938
Over 12 months	2,769
Total	$41,448

Time Deposits by Rates

            The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2007	2006	2005
	(Dollars in thousands)

1.00 - 1.99%	$ ---	$ ---	$ 9,291
2.00 - 2.99%	1,087	9,475	40,481
3.00 - 3.99%	6,558	56,044	36,306
4.00 - 4.99%	27,805	49,635	10,600
5.00 - 5.99%	95,119	10,435	3,036
6.00 - 6.99%	---	---	213

Total	$130,569	$125,589	$99,927

            The following table sets forth the amount and maturities of all time deposits at June 30, 2007.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

2.00 - 2.99%	$ 1,061	$ 26	$ ---	$ ---	$ ---	$ 1,087	0.83%
3.00 - 3.99%	3,890	2,293	374	1	---	6,558	5.02
4.00 - 4.99%	18,557	1,961	3,496	1,788	2,003	27,805	21.30
5.00 - 5.99%	43,574	710	33	14	788	95,119	72.85

Total	$117,082	$ 4,990	$ 3,903	$ 1,803	$ 2,791	$130,569	100.00%

Next Page

Deposit Flow

            The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2007			2006			2005
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$ 22,276	8.25%	$ 3,566	$ 18,710	7.25%	$ 3,052	$ 15,658	6.97%	$ 1,515
NOW checking	31,123	11.52	86	31,037	12.03	2,066	28,971	12.90	(1,607)
Savings accounts	78,908	29.22	5,083	73,825	28.61	8,275	65,550	29.18	636
Money market deposit	7,212	2.67	(1,646)	8,908	3.45	(5,652)	14,560	6.48	(5,171)
Fixed-rate certificates which mature(1):
Within one year	116,905	43.88	3,953	112,952	43.77	52,447	60,505	26.93	6,748
Within three years	8,753	3.24	(1,247)	10,000	3.87	(25,214)	35,214	15.67	12,503
After three years	4,594	1.70	2,271	2,323	0.90	(1,542)	3,865	1.72	(1,883)
Variable-rate certificates which mature within one year	177	0.02	84	148	0.06	(54)	202	0.09	40
Variable-rate certificates which mature within two years	140		(26)	166	0.06	25	141	0.06	(74)
Total	$270,088	100.00%	$12,019	$258,069	100.00%	$33,403	$224,666	100.00%	$12,707

___________________________

(1) At June 30, 2007, 2006 and 2005, certificates in excess of $100,000 totaled $41.4 million, $47.5 million and $33.7 million, respectively.

Next Page

            The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2007	2006	2005
	(Dollars in thousands)

Beginning Balance	$258,069	$224,666	$211,959

Net increase before interest credited	4,198	27,511	9,105
Interest credited	7,821	5,892	3,602
Net increase in deposits	12,019	33,403	12,707

Ending balance	$270,088	$258,069	$224,666

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

            Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2007, the Bank had $54.0 million in FHLB advances, of which $44.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $3.0 million in borrowings, all of which had fixed rates and original maturities of five to six years, and $7.0 million in short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $121.7 million of its residential loans to the FHLB and has purchased $3.1 million in FHLB stock. At June 30, 2007, the Bank had additional borrowing capacity on its pledged residential loans from the FHLB of $42.4 million as compared to $51.2 million at June 30, 2006.

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

Next Page

            The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$ 7,000	$ ---	$ 9,500
Securities sold under agreements to repurchase	17,758	11,296	10,757
Total short-term borrowings	$24,758	$11,296	$20,257

Weighted average rate at year end	5.06%	4.69%	3.16%

            The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances
Daily average balance	$62,906	$54,642	$60,263
Weighted average interest rate	5.40%	5.28%	4.93%
Maximum outstanding at any month end	$71,150	$67,750	$68,750

Securities sold under agreements to repurchase
Daily average balance	$11,863	$10,420	$ 8,847
Weighted average interest rate	4.84%	3.84%	2.11%
Maximum outstanding at any month end	$17,758	$12,589	$13,231

Subordinated Debt
Daily average balance	$ 7,217	$ 7,217	$ 7,217
Weighted average interest rate	8.24%	7.10%	5.12%
Maximum outstanding at month end	$ 7,217	$ 7,217	$ 7,217

Subsidiary Activities

            The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2007 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

            Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2007, the Bank was in compliance with these reserve requirements.

            The Bank is authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

            Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2007, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement. The Bank is paid a quarterly dividend on this stock which averaged 4.25% in 2007.

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

            Under the Federal Deposit Insurance Reform Act of 2005, the FDIC promulgated new regulations on risk-based deposit insurance assessments. The FDIC created four Risk Categories. Risk Category I applies to institutions that are well capitalized and have composite CAMELS ratings of 1 or 2. CAMELS is an acronym for the six supervisory ratings assigned in examinations for an institution's capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Annual base rate assessments for Risk Category I will range between 2 and 4 basis points, applied to an institution's assessment base, which is generally its deposits. Within Risk Category I, the precise base rate for an institution will be determined for an institution with less than $10 billion in assets by a formula using the institution's CAMELS ratings, certain financial ratios and other factors. The Federal Deposit Insurance Corporation has stated that currently, 95% of institutions it insures will be in Risk Category I. Risk Categories II, III and IV would apply to institutions with progressively greater risk of loss to the deposit insurance fund. The proposed base rates for these categories will be 7, 25 and 40 basis points, respectively. The FDIC has authority to increase the base assessment rates by up to 3 basis points without new regulations.

           Under the new regulations, the Bank has a one-time credit based on previous assessments. The Bank anticipates the credit will be exhausted in 2008 and will expense additional deposit insurance assessments beginning in 2009.

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

Next Page

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

            At June 30, 2007, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Next Page

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

Next Page

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

            For a discussion of the Bank's capital position relative to its FDIC Capital requirements at June 30, 2007, see Note 12 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

Personnel

            As of June 30, 2007, the Company had 88 full-time employees and 8 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

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

            To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. At June 30, 2007, $92.9 million, or 29.8%, of our loan portfolio consisted of fixed rate one- to four-family residential real estate loans. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities. A flat yield curve may also hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report as Exhibit 13.

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

Item 1B. Unresolved Staff Comments

            None.

Item 2. Description of Properties

            The following table sets forth certain information regarding the Bank's offices as of June 30, 2007.

Location	Year Opened	Building Net Book Value as of June 30, 2007	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$590	Owned	Owned

Branch Offices

502 Main Street Van Buren, Missouri	1982	32	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	28	Leased(1)	Owned

4214 Highway PP Poplar Bluff, Missouri	2001	538	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	60	Owned	Owned

301 First Street Kennett, Missouri	2000	845	Owned	Owned

302 Washington Doniphan, Missouri	2001	587	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	51	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	942	Owned	Owned

______________________
(1) Lease expires on November 30, 2014 but includes options to renew at lessee's discretion.

Next Page

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

            In April 2005, the Bank discovered there had been an adverse development with respect to a substandard loan that resulted from allegedly fraudulent activities on the part of the borrower. To date, we have liquidated all assets of the borrower of which we were able to take possession, and have incurred charge-offs of $4.7 million. Since June 30, 2006, the Bank no longer reports any amount of this loan relationship, or any collateral related thereto, as an asset.

            In December 2006, the Bank and two other financial institutions settled their claims against the bonding company which insured the accounting firm had performed audits on said borrower in exchange for the payment by the bonding company of a total of $850,000. That amount will be distributed among the three financial institutions, including the Bank, according to the terms of an agreement that is yet to be reached among the financial institutions. The Company cannot predict to what extent a recovery will occur.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

            Information regarding our equity compensation plans is included in Item 12 of this Form 8-K.

            The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2007. All shares repurchased during three months ended June 30, 2007, were repurchased in the open market.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased

06/01/07-06/30/07 period	6,355	15.11	6,355	110,000
05/01/07-05/31/07 period	20,000	15.05	20,000	6,355
04/01/07-04/30/07 period	---	---	---	26,355

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

Item 8. Financial Statements and Supplementary Data

            Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2007 and 2006*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2007, 2006 and 2005*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2007, 2006 and 2005*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2007, 2006 and 2005*
(e)	Notes to Consolidated Financial Statements*

*	Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            (a)            Evaluation of Disclosure Controls and Procedures

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2007, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2007, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Next Page

Item 9B. Other Information

            None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act

Directors

            Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 15, 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

            Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 15, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be field not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

            The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Tatum, Smith, Bagby, Black, Schalk, Moffitt and Brooks, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2007, except for information contained under the heading "Compensation Committee Report" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2007. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

            On January 20, 2005, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees.

Nomination Procedures

            There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Next Page

Item 11. Executive Compensation

            Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 15, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 15, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

            The following table sets forth information as of June 30, 2007 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	176,500	$10.73	27,500
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 15, 2007, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

            Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: Part II, Item 8 is hereby incorporated by reference.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits:
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant	++
3(ii)	Bylaws of the Registrant	++
10	Material contracts:
(a)	Registrant's 1994 Stock Option Plan	*
(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
(c)	Employment Agreements:	**
(i)	Greg A. Steffens	**
(d)	Director's Retirement Agreements
(v)	James W. Tatum	***
(vi)	Samuel H. Smith	***
(vii)	Sammy A. Schalk	****
(viii)	Ronnie D. Black	****
(ix)	L. Douglas Bagby	****
(x)	Rebecca McLane Brooks	*****
(xi)	Charles R. Love	*****
(xii)	Charles R. Moffitt	*****
(e)	Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2006 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	+++
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

_______________________

*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
+++	Filed as an exhibit to the Current Report on Form 8-K filed on September 15, 2005.

Next Page

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 28, 2007	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors	September 28, 2007

By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 28, 2007

By:	/s/ Samuel H. Smith Samuel H. Smith Vice Chairman and Director	September 28, 2007

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 28, 2007

By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 28, 2007

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 28, 2007

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 28, 2007

By:	/s/ Charles R. Love Charles R. Love Director	September 28, 2007

By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 28, 2007

Next Page

Index to Exhibits

Regulation S-B Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for 2007

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

13	2007 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Next Page