Form 10-Q
period 2007-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2007-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [ X ]   No

                    Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12 b-2 of the Exchange Act).  Yes        No  [ X ]

                  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer [ X ]

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 14, 2007 2,167,625 Shares

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q
INDEX

NEXT PAGE

PART I: Item 1: Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007

	September 30, 2007	June 30, 2007
	(unaudited)
Cash and cash equivalents	$ 5,477,663	$ 7,330,966
Available for sale securities	34,794,752	34,883,588
Stock in FHLB of Des Moines	3,421,100	3,070,600
Loans receivable, net of allowance for loan losses of $2,619,422 and $2,537,659 at September 30, 2007, and June 30, 2007, respectively	319,301,349	312,062,967
Accrued interest receivable	2,938,796	2,248,064
Premises and equipment, net	8,528,683	8,650,673
Bank owned life insurance - cash surrender value	7,067,117	6,998,565
Intangible assets, net	2,029,346	2,093,160
Prepaid expenses and other assets	2,442,685	2,588,212

Total assets	$ 386,001,491	$ 379,926,795

Deposits	$ 265,736,960	$ 270,088,096
Securities sold under agreements to repurchase	16,175,264	17,758,364
Advances from FHLB of Des Moines	65,600,000	54,000,000
Accounts payable and other liabilities	726,694	742,816
Accrued interest payable	1,331,511	1,406,280
Subordinated debt	7,217,000	7,217,000

Total liabilities	356,787,429	351,212,556

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,407,558	17,389,156
Retained earnings	25,227,108	24,634,854
Treasury stock of 761,950 shares at September 30, 2007, and 743,250 shares at June 30, 2007, at cost	(13,269,477)	(12,990,541)
Accumulated other comprehensive loss	(180,699)	(348,802)

Total stockholders' equity	29,214,062	28,714,239

Total liabilities and stockholders' equity	$ 386,001,491	$ 379,926,795

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	Three months ended September 30,
	2007	2006
INTEREST INCOME:
Loans	$ 5,911,308	$ 5,211,478
Investment securities	289,487	313,683
Mortgage-backed securities	125,066	150,222
Other interest-earning assets	6,768	10,902

Total interest income	6,332,629	5,686,285

INTEREST EXPENSE:
Deposits	2,526,130	2,141,331
Securities sold under agreements to repurchase	192,551	123,772
Advances from FHLB of Des Moines	831,999	782,027
Subordinated debt	150,515	150,219

Total interest expense	3,701,195	3,197,349

NET INTEREST INCOME	2,631,434	2,488,936

PROVISION FOR LOAN LOSSES	110,000	125,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,521,434	2,363,936

NONINTEREST INCOME:
Customer service charges	303,590	316,150
Loan late charges	33,424	31,234
Increase in cash surrender value of bank owned life insurance	68,551	64,600
Other	184,793	165,197

Total noninterest income	590,358	577,181

NONINTEREST EXPENSE:
Compensation and benefits	1,068,006	985,280
Occupancy and equipment, net	373,168	340,976
DIF deposit insurance premium	7,226	8,068
Professional fees	39,291	40,524
Advertising	47,223	57,279
Postage and office supplies	72,012	69,233
Amortization of intangible assets	63,814	63,814
Other	228,387	231,796

Total noninterest expense	1,899,127	1,796,970

INCOME BEFORE INCOME TAXES	1,212,665	1,144,147

INCOME TAXES	399,480	404,400

NET INCOME	813,185	739,747

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on AFS securities, net of income taxes	168,103	275,305

COMPREHENSIVE INCOME	$ 981,288	$ 1,015,052

Basic earnings per common share	$ 0.37	$ 0.33
Diluted earnings per common share	$ 0.36	$ 0.33
Dividends per common share	$ 0.10	$ 0.09

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	Three months ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$ 813,815	$ 739,747
Items not requiring (providing) cash:
Depreciation	166,277	166,085
MRP and SOP expense	17,772	16,063
Gain on sale of foreclosed assets	(15,578)	-
Amortization of intangible assets	63,814	63,814
Increase in cash surrender value of bank owned life insurance	(68,552)	(64,600)
Provision for loan losses	110,000	125,000
Net amortization (accretion) of premiums and discounts on securities	6,561	(413)
Changes in:
Accrued interest receivable	(690,732)	(492,247)
Prepaid expenses and other assets	(6,450)	2,042
Accounts payable and other liabilities	(16,122)	470,546
Accrued interest payable	(74,769)	167,071

Net cash provided by operating activities	306,036	1,193,108

Cash flows from investing activities:
Net increase in loans	(7,419,624)	(10,420,313)
Proceeds from maturities of available for sale securities	3,585,316	2,379,292
Net purchases of Federal Home Loan Bank stock	(350,500)	(704,300)
Purchases of available-for-sale securities	(3,236,211)	(1,943,500)
Purchases of premises and equipment	(44,287)	(20,816)
Proceeds from sale of foreclosed assets	140,070	-

Net cash used in investing activities	(7,325,236)	(10,709,637)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	(6,980,309)	(8,470,093)
Net increase (decrease) in certificates of deposits	2,629,173	(2,265,326)
Net increase (decrease )in securities sold under agreements to repurchase	(1,583,100)	(1,458,011)
Proceeds from Federal Home Loan Bank advances	164,350,000	80,100,000
Repayments of Federal Home Loan Bank advances	(152,750,000)	(60,200,000)
Dividends paid on common stock	(220,931)	(201,270)
Purchases of treasury stock	(278,936)	-

Net cash provided by financing activities	5,165,897	7,505,300

Decrease in cash and cash equivalents	(1,853,303)	(2,011,229)
Cash and cash equivalents at beginning of period	7,330,966	6,366,608

Cash and cash equivalents at end of period	$ 5,477,663	$ 4,355,379

	Three months ended September 30,
	2007	2006
Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 87,992	$ 139,449
Conversion of loans to other equipment	16,750	-

Cash paid during the period for:
Interest (net of interest credited)	$ 1,250,746	$ 1,114,853
Income taxes	386,000	-

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2007, Form 10-K, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2007 and 2006.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank ∓ Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Securities

Available for sale securities are summarized as follows at estimated fair value:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$ 19,221,575	$ 16,717	$ (112,233)	$ 19,126,059
Obligations of state and political subdivisions	2,613,362	14,056	(20,081)	2,607,337
Other securities	874,199	-	-	874,199
Mortgage-backed securities	12,372,471	21,744	(207,058)	12,187,157

Total investments and mortgage-backed securities	$ 35,081,607	$ 52,517	$ (339,372)	$ 34,794,752

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$ 21,709,953	$ -	$ (220,616)	$ 21,489,337
Obligations of state and political subdivisions	2,015,783	24,276	(24,550)	2,015,509
Other securities	661,025	-	(5,000)	656,025
Mortgage-backed securities	11,050,510	3,845	(331,638)	10,722,717

Total investments and mortgage-backed securities	$ 35,437,271	$ 28,121	$ (581,804)	$ 34,883,588

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$ 1,982,076	$ (3,134)	$ 15,132,532	$ (109,099)	$ 17,114,608	$ (112,233)
Obligations of state and political subdivisions	1,588,210	(13,889)	255,853	(6,192)	1,844,063	(20,081)
Other securities	-	-	-	-	-	-
Mortgage-backed securities	3,437,724	(13,039)	5,975,090	(194,019)	9,412,814	(207,058)

Total investments and mortgage-backed securities	$ 7,008,010	$ (30,062)	$ 21,363,475	$ (309,310)	$ 28,371,485	$ (339,372)

NEXT PAGE

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$ 2,949,308	$ (27,978)	$ 18,540,030	$ (192,638)	$ 21,489,338	$ (220,616)
Obligations of state and political subdivisions	988,269	(16,152)	253,913	(8,398)	1,242,182	(24,550)
Other securities	495,000	(5,000)	-	-	495,000	(5,000)
Mortgage-backed securities	2,125,963	(27,702)	7,760,000	(303,936)	9,885,963	(331,638)

Total investments and mortgage-backed securities	$ 6,558,540	$ (76,832)	$ 26,553,943	$ (504,972)	$ 33,112,483	$ (581,804)

Note 3: Loans

Loans are summarized as follows:

	September 30,	June 30,
	2007	2007
Real Estate Loans:
Conventional	$ 138,420,809	$ 135,287,992
Construction	10,527,008	7,981,390
Commercial	78,861,178	77,723,332
Consumer loans	19,593,930	19,416,309
Commercial loans	78,221,171	76,053,308
	325,624,096	316,462,331
Loans in process	(3,766,218)	(1,913,191)
Deferred loan fees, net	62,893	51,486
Allowance for loan losses	(2,619,422)	(2,537,659)

Total loans	$ 319,301,349	$ 312,062,967

Note 4: Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2007	2007
Non-interest bearing accounts	$ 20,322,416	$ 22,275,977
NOW accounts	29,397,375	31,122,878
Money market deposit accounts	5,877,175	7,211,517
Savings accounts	76,941,448	78,908,351
Certificates	133,198,546	130,569,373

Total deposits	$ 265,736,960	$ 270,088,096

Note 5: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three month periods ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006

Net income	$ 813,185	$ 739,747

Average Common shares - outstanding basic	2,201,179	2,228,254
Stock options under treasury stock method	40,971	39,143

Average Common share - outstanding diluted	2,242,150	2,267,397

Basic earnings per common share	$ 0.37	$ 0.33
Diluted earnings per common share	$ 0.36	$ 0.33

NEXT PAGE

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

Note 7: Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The Company's intent is to continue the ESOP for fiscal 2008. The Company has been accruing $50,000 per quarter for ESOP benefit expenses this year and intends to contribute cash to the plan to allow the purchase of shares for allocation to participants at some point during fiscal 2008.

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

Note 9: Authorized Share Repurchase Program

In June, 2007, the Board of Directors authorized and announced the open-market or privately-negotiated stock repurchase of up to 110,000 shares of the Company's outstanding stock. As of September 30, 2007, a total of 18,700 shares have been repurchased. The number of shares, as of September 30, 2007, held as treasury stock was 761,950.

Note 10: Newly Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on July 1, 2007. Implementation of the new Standard did not have a material impact on the Company's financial statements. The Company files income tax returns in the U.S. federal jurisdiction and the state of Missouri. As of November 14, 2007, the open tax years under FIN 48 are 2006, 2005, and 2004 -- these tax years corrsepond to our fiscal years ended 2007, 2006, and 2005.

NEXT PAGE

PART I: Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank ∓ Trust Co. (SMBT or the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $100,000 (certain retirement accounts are insured up to $250,000) by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). The Bank currently conducts its business through its home office located in Poplar Bluff and eight full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri.

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

The consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at September 30, 2007, and the results of operations for the three-month periods ended September 30, 2007 and 2006, respectively.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2007 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 11 in the Company's 2007 Annual Report.

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily mortgage loans, commercial loans and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily certificates of deposit, savings, interest-bearing demand accounts and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates.

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

During the first three months of fiscal 2008, we grew our balance sheet by $6.1 million, which was consistent with the Company's growth strategies. This additional growth reflected a $7.2 million increase in total net loans, a $4.4 million decrease in deposits, and an $11.6 million increase in borrowed funds. The growth in loans was primarily due to commercial and commercial real estate loan originations and advances, coupled with residential real estate loan originations. The increase in borrowed funds was in the form of short-term borrowings from the Federal Home Loan Bank of Des Moines (FHLB), used in part to fund loan growth.

Our net income for the first quarter of 2008 increased 9.9% to $813,000, as compared to $740,000 earned during the same period of the prior year. The increase in net income was primarily due to a 5.7% increase in net interest income, partially offset by a 5.7% increase in non-interest expense. Diluted earnings per share for the first quarter of fiscal 2008 were $0.36, as compared to $0.33 for the first quarter of fiscal 2007. For the three-month period ended September 30, 2007, our growth in interest income was derived primarily from the overall growth in our balance sheet and the increase in yields earned; the increase in interest expense reflected the growth in our interest-bearing liabilities and increases in rates paid.

Short-term market interest rates declined during the first three months of fiscal 2008, following increases during the previous two fiscal years. After two years of increases left the overnight lending rate at 5.25% in June 2006, the Federal Open Market Committee of the Federal Reserve Bank held the rate steady until September 2007, when it cut rates by 50 basis points, to 4.75%. From July 1 to September 30, 2007, rates on short term treasuries declined based on investor expectations regarding short-term monetary policy. At July 1, the six-month treasury bill and two-year treasury note yielded almost 5%, three months later, the yield was off nearly 100 basis points; meanwhile the ten-year bond declined about 50 basis points. The result was a steepened yield curve. In this rate environment, our net interest margin decreased four basis points when comparing the first quarter of fiscal 2008 with the corresponding period in fiscal 2007; however, compared to the fourth quarter of fiscal 2007, our net interest margin improved from 2.92% to 2.94% in the first quarter of fiscal 2008. The $142,000 increase in net interest income for the first quarter of 2008, when compared to the corresponding period in 2007, reflected growth of 7.2% in our average interest-earning assets, compared to the prior period.

NEXT PAGE

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses. During the three-month period ended September 30, 2007, compared to the corresponding period ended September 30, 2006, non-interest income increased 2.3%, primarily due to increased ATM transaction fee income and loan fee collections, partially offset by lower income from NSF charges. Non-interest expense increased during the three months ended September 30, 2007, compared to the same period of the prior fiscal year, primarily in the categories of compensation and benefits, as well as occupancy expenses, with the increases partially offset by lower advertising costs.

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans and investment securities. A portion of the current period's loan growth is attributed to the seasonal nature of agricultural lending, and growth for the remainder of the fiscal year may not continue at the same pace. The primary funding for our asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and brokered certificates of deposit. We intend to grow deposits by offering desirable deposit products for our existing customers and by attracting new depository relationships. We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Comparison of Financial Condition at September 30, 2007, and June 30, 2007

The Company's total assets increased by $6.1 million, or 1.6%, to $386.0 million at September 30, 2007, as compared to $379.9 million at June 30, 2007. Loans, net of the allowance for loan losses, increased $7.2 million, or 2.3%, to $319.3 million, as compared to $312.1 million at June 30, 2007. The Company continues to focus on origination of commercial loans, resulting in growth of $3.3 million in commercial and commercial real estate loan balances. Cash and cash equivalent balances decreased $1.9 million, or 25.3%, to $5.5 million, as compared to $7.3 million at June 30, 2007.

Asset growth during the first three months of fiscal 2008 has been funded primarily with short-term FHLB borrowings. At June 30, 2007, the Company had $7.0 million in short-term FHLB borrowings. At September 30, 2007, short-term FHLB borrowings increased to $19.6 million. During the first three months of fiscal 2008, one FHLB advance of $1.0 million was called, and the Company replaced this funding with short-term borrowings. The remaining $11.6 million increase in short-term borrowings was due to asset growth and decreases in deposit balances. FHLB advances totaled $65.6 at September 30, 2007, compared to $54.0 million at June 30, 2007. At September 30, 2006, FHLB advances totaled $65.9 million. Deposits decreased $4.4 million, or 1.6%, to $265.7 million at September 30, 2007, as compared to $270.1 million at June 30, 2007. At September 30, 2006, deposits totaled $247.3 million. The decrease in total deposits was primarily due to a $3.8 million decrease in checking account balances (of which $3.0 million was in accounts tied to repurchase agreements, with customers whose account balances tend to fluctuate), and a $3.4 million combined decrease in money market passbook and money market deposit accounts, partially offset by a $2.6 million increase in certificates of deposit. Securities sold under agreements to repurchase decreased $1.6 million, or 8.9%; the decrease was primarily attributed to normal balance fluctuations with customers holding the agreements.

Total stockholders' equity increased $500,000, or 1.7%, to $29.2 million at September 30, 2007, as compared to $28.7 million at June 30, 2007. The increase was primarily due to retention of net income and an increase in the market value of the available-for-sale investment portfolio, partially offset by purchases of treasury stock and cash dividends paid.

Average Balance Sheet for the Three Months Ended September 30, 2007 and 2006

The table on the following page presents certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three-month periods ending September 30, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

NEXT PAGE

	September 30, 2007			September 30, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest earning assets:
Mortgage loans (1)	$ 226,041,123	$ 4,042,688	7.15%	$ 201,692,028	$ 3,466,447	6.87%
Other loans (1)	91,014,918	1,868,620	8.21	86,304,988	1,745,031	8.09

Total net loans	317,056,041	5,911,308	7.46	287,997,016	5,211,478	7.24
Mortgage-backed securities	11,022,386	125,066	4.54	14,575,426	150,222	4.12
Investment securities (2)	26,966,168	289,487	4.29	27,986,537	318,200	4.55
Other interest earning assets	2,844,650	6,768	0.95	3,180,003	6,385	0.80

Total interest earning assets (1)	357,889,245	6,332,629	7.08	333,738,982	5,686,285	6.82
Other noninterest earning assets (3)	21,715,090	-		21,202,814	-

Total assets	$ 379,604,335	$ 6,332,629		$ 354,941,796	$ 5,686,285

Interest bearing liabilities:
Savings accounts	$ 77,765,702	$ 757,396	3.90	$ 72,670,458	$ 682,453	3.76
NOW accounts	29,925,632	104,072	1.39	29,019,502	94,453	1.30
Money market accounts	5,880,962	27,700	1.88	8,245,702	41,356	2.01
Certificates of deposit	132,470,942	1,636,992	4.94	123,237,029	1,323,069	4.29

Total interest bearing deposits	246,043,238	2,526,130	4.11	233,172,691	2,141,331	3.67
Borrowings:
Securities sold under agreements to repurchase	15,689,972	192,551	4.91	10,400,749	123,772	4.76

FHLB advances	61,031,033	831,999	5.45	57,219,565	782,027	5.47
Subordinated debt	7,217,000	150,515	8.34	7,217,000	150,219	8.33

Total interest bearing liabilities	329,981,243	3,701,195	4.49	308,010,005	3,197,349	4.15
Noninterest bearing demand deposits	18,579,412	-		18,553,327	-
Other noninterest bearing liabilities	2,040,539	-		1,391,629	-

Total liabilities	350,601,194	3,701,195		327,954,961	3,197,349
Stockholders' equity	29,003,141	-		26,986,835	-

Total liabilities and stockholders' equity	$ 379,604,335	$ 3,701,195		$ 354,941,796	$ 3,197,349

Net interest income		$2,631,434			$2,488,936

Interest rate spread (4)			2.59%			2.67%
Net interest margin (5)			2.94%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	108.46%			108.35%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $8.6 million and $7.0 million, respectively, for the three-month period ending September 30, 2007, as compared to $8.9 million and $6.8 million for the same period of the prior year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

NEXT PAGE

Results of Operations - Comparison of the three month periods ended September 30, 2007 and 2006

General. Net income for the three month period ended September 30, 2007, was $813,000, as compared to net income of $740,000 earned during the same period of the prior year. Basic and diluted earnings per share were $0.37 and $0.36 for the first quarter of fiscal 2008, compared to $0.33 basic and diluted earnings per share for the first quarter of fiscal 2007. Our annualized return on average assets was .86% for the first three months of fiscal 2008 compared to .83% for the first three months of fiscal 2007. Our return on average stockholders' equity was 11.2% for the first three months of fiscal 2008, compared to 11.0% for the first three months of fiscal 2007.

Net Interest Income. Net interest income for the three months ended September 30, 2007 increased $142,000 as compared to the same period of the prior year. This increase primarily reflected our growth initiatives that resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities, and was partially offset by a decrease in our net interest rate spread. Our net interest rate spread was 2.59% for the three-month period ended September 30, 2007, as compared to 2.67% for the same period of the prior year. For the first quarter of fiscal 2008, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 2.94%, compared to 2.98% for the same period of the prior year. The decrease in net interest rate spread for the three-month period ended September 30, 2007, resulted from a 34 basis point increase in the weighted-average cost of funds, partially offset by a 26 basis point increase in the weighted-average yield on interest-earning assets. Net interest rate spread compression during the last twelve months was attributed to repricing of liabilities at relatively higher short-term rates, while asset repriced at a slower pace and based on relatively lower longer-term interest rates. This trend appears to have slowed -- however, if not reversed -- on a linked-quarter comparison. The Company's first quarter fiscal 2008 net interest spread improved to 2.59%, from 2.58% in the fourth quarter of fiscal 2007, while the net interest margin improved to 2.94%, from 2.92%.

Interest Income. Total interest income for the three-month period ended September 30, 2007, was $6.3 million, an increase of $646,000, or 11.4%, compared to the same period of the prior year. The increase was due to a $24.2 million, or 7.2%, increase in the average balance of interest-earning assets, to $358 million, and a 26 basis point increase in the yield earned on those assets. For the three-month period ended September 30, 2007, the average interest rate on interest-earning assets was 7.08%, as compared to 6.82% for the same period of the prior year.

Interest Expense. Total interest expense for the three-month period ended September 30, 2007, was $3.7 million, an increase of $504,000, or 15.8%, compared to the same period of the prior year. The increase was due to a $22.0 million, or 7.1%, increase in the average balance of interest-bearing liabilities, to $330 million, and the increase in the weighted average cost of funds of 34 basis points. The increase in the average balance of interest-bearing liabilities was primarily due to funding needed to provide for asset growth.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2007, was $110,000, as compared to $125,000 for the same period of the prior year. The Company's growth, over the last several years, in its commercial and commercial real estate loan portfolios has required increased provisions for loan losses, as those loan types generally carry additional risk. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions will be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income increased $13,000, or 2.3%, to $590,000 for the three-month period ended September 30, 2007, as compared to $577,000 for the same period of the prior year. The increase was primarily due to increased collections of loan fees, charges for NSF activity, and income from ATM and check card transactions.

Non-interest Expense. Non-interest expense increased $102,000, or 5.7%, to $1.9 million for the three-month period ended September 30, 2007, as compared to $1.8 million for the same period of the prior year. The increase in non-interest expense was primarily due to increased salaries and benefits, as well as increased occupancy expenses. As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 58.9% for the first quarter of fiscal 2008, as compared to 58.6% for the same period of the prior year.

Income Taxes. Provisions for income taxes for the three-month period ended September 30, 2007, decreased $5,000, or 1.2%, to $399,000, as compared to $404,000 for the same period of the prior year. Our effective tax rate for the first three months of fiscal 2008 was 32.9%, as compared to 35.3% for the same period of the prior year. The decrease in the effective tax rate and our provisions for income taxes was primarily due to the Company's investment in tax-exempt securities and purchases of tax credits, partially offset by increased pre-tax income.

NEXT PAGE

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2007 and 2006:

	2007	2006
Balance, beginning of period	$ 2,537,659	$ 2,058,144

Loans charged off:
Residential real estate	(11,150)	(30,222)
Commercial business	-	-
Consumer	(17,779)	(20,524)

Gross charged off loans	(28,929)	(50,746)

Recoveries of loans previously charged off:
Residential real estate	-	3,000
Commercial business	68	19,578
Consumer	624	2,915

Gross recoveries of charged off loans	692	25,493

Net charge offs	(28,237)	(25,253)
Provision charged to expense	110,000	125,000

Balance, end of period	$ 2,619,422	$ 2,157,891

Ratio of net charge offs during the period to average loans outstanding during the period	0.01%	0.01%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $82,000 to $2.6 million at September 30, 2007, from $2.5 million at June 30, 2007. At September 30, 2007, the Bank had $4.4 million, or 1.13% of total assets adversely classified (substandard, doubtful, or loss) as compared to adversely classified assets of $1.0 million, or .28% of assets at September 30, 2006. At September 30, 2007, the Company had classified assets as substandard, doubtful, and loss, in the amount of $4.4 million, $4,000, and $0, respectively.

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

	9/30/2007	6/30/2007	9/30/2006
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$ -	$ -	$ 149,000
Commercial real estate	40,000	20,000	-
Consumer	4,000	4,000	18,000

Total loans past maturity/delinquent 90 days or more and non-accrual loans	44,000	24,000	167,000
Foreclosed real estate or other real estate owned	86,000	111,000	339,000
Other repossessed assets	17,000	12,000	10,000

Total nonperforming assets	$ 147,000	$ 147,000	$ 516,000

Percentage nonperforming assets to total assets	0.04%	0.04%	0.14%
Percentage nonperforming loans to net loans	0.01%	0.01%	0.06%

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2007, the Company had outstanding commitments to fund approximately $43.9 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2007, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $99.1 million, of which $65.6 million had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional collateral for an additional $86.3 million in borrowings at September 30, 2007. In total, FHLB borrowings are generally limited to 35% of bank assets, or $134.2 million, which means $68.6 million in borrowings remains available. Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies. The requirements address both risk-based capital and leverage capital. As of September 30, 2007, and June 30, 2007, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of September 30, 2007, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that has changed the Bank's classification.

The Bank's actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2007
Total Capital (to Risk-Weighted Assets)	$33,138,000	11.77%	$22,524,000	8.00%	$28,155,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	30,519,000	10.84%	11,262,000	4.00%	16,893,000	6.00%

Tier I Capital (to Average Assets)	30,519,000	8.14%	14,997,000	4.00%	18,746,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 32,420,000	11.81%	$ 21,954,000	8.00%	$ 27,443,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	29,882 ,000	10.89%	10,977,000	4.00%	16,466,000	6.00%

Tier I Capital (to Average Assets)	29,882,000	8.10%	14,756,000	4.00%	18,445,000	5.00%

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (maturities up to ten years), subject to early redemption and fixed terms. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (iii) actively soliciting less rate-sensitive deposits, and (iv) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

During the first three months of fiscal year 2008, fixed rate residential loan production totaled $6.4 million, as compared to $3.5 million during the same period of the prior year. At September 30, 2007, the fixed rate residential loan portfolio was $95.1 million with a weighted average maturity of 206 months, as compared to $87.1 million at September 30, 2006, with a weighted average maturity of 196 months. The Company originated $2.4 million in adjustable-rate residential loans during the three-month period ended September 30, 2007, as compared to $2.2 million during the same period of the prior year. At September 30, 2007, fixed rate loans with remaining maturities in excess of 10 years totaled $80.4 million, or 25.2% of net loans receivable, as compared to $71.4 million, or 24.5% of net loans receivable at September 30, 2006. The Company originated $14.1 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2007, as compared to $15.0 million during the same period of the prior year. At September 30, 2007, the fixed rate commercial and commercial real estate loan portfolio was $100.7 million with a weighted average maturity of 28 months, compared to $60.8 million at September 30, 2006, with a weighted average maturity of 41 months. The Company originated $8.1 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2007, as compared to $15.7 million during the same period of the prior year. At September 30, 2007, adjustable-rate home equity lines of credit totaled $6.5 million, as compared to $6.3 million at September 30, 2006. Over the last several years, the Company has maintained a weighted average life of its investment portfolio of less than four years. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts. As the company believed the Federal Reserve's Open Market Committee was approaching the peak of the interest rate cycle in 2006, management began to avoid extending maturities of deposits and borrowings. As rates have been lowered recently, management will re-evaluate this strategy, exploring the possibility of locking in some long-term borrowing costs.

NEXT PAGE

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2007, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value	NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$20,461	$(13,648)	-40%	5.62%	-3.23%
+200	25,564	(8,545)	-25%	6.85%	-2.00%
+100	30,217	(3,892)	-11%	7.96%	-0.89%
NC		-	-	8.98%	-
-100	35,671	1,562	5%	9.16%	0.31%
-200	36,639	2,530	7%	9.33%	0.48%
-300	38,486	4,337	13%	9.69%	0.84%

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

NEXT PAGE

PART I: Item 4: Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2007, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management. The Chief Executive and Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2005, the Bank discovered there had been an adverse development with respect to a substandard loan that resulted from allegedly fraudulent activities on the part of the borrower. To date, we have liquidated all assets of the borrower of which we were able to take possession, and have incurred charge-offs of $4.7 million. Since June 30, 2006, the Bank no longer reports any amount of this loan relationship, or any collateral related thereto, as an asset. On October 22, 2007, the Bank announced a recovery of $162,500, resulting from claims made by the Bank and other financial institutions against the bonding company insuring the accounting firm that performed audits on said borrower. The Bank does not anticipate further significant recoveries related to this loan relationship.

NEXT PAGE

Item 1a: Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
07/01/2007 thru 07/31/2007	-	-	-	110,000
08/01/2007 thru 08/31/2007	13,200	14.90	13,200	96,800
09/01/2007 thru 09/30/2007	5,500	14.95	5,500	91,300
Total	18,700	14.92	18,700	91,300

Item 3: Defaults upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

On October 15, 2007, the Company held its Annual Meeting of Stockholders.

At the meeting Mr. Sammy A. Schalk, Mr. Charles R. Love, and Mr. Charles R. Moffitt were elected to three-year terms to expire in 2010, and the Company's appointment of BKD, LLP as the Company's auditors for the fiscal year ending June 30, 2008, was also ratified.

The results of the voting on each of the proposals were as follows:

(1)	The election of the following nominees as directors of the Company:

(a)	Mr. Sammy A. Schalk:
	VOTES	FOR	WITHHELD
	1,975,021	1,757,178	217,843

(b)	Mr. Charles R. Love:
	VOTES	FOR	WITHHELD
	1,975,021	1,757,178	217,843

(c)	Mr. Charles R. Moffitt:
	VOTES	FOR	WITHHELD
	1,975,021	1,757,178	217,843

(2)	The ratification of the appointment of BKD, LLP as the Company's auditors:
	VOTES	FOR	AGAINST	ABSTAIN
	1,975,021	1,966,508	7,640	873

Item 5 - Other Information

None

NEXT PAGE

Item 6 -- Exhibits

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

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: November 14, 2007	/s/ James W. Tatum James W. Tatum Chairman of the Board of Directors

Date: November 14, 2007	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

NEXT PAGE