Form 10-Q
period 2007-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2008-02-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes __X__ No _____

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12 b-2 of the Exchange Act)

Yes _____  No __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  _____    Accelerated filer  _____   Non-accelerated filer  _____   Smaller reporting company __X__

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

                    Class                                                                      Outstanding at February 12, 2008
Common Stock, Par Value $.01                                                                                                                      2,234,633 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

	December 31, 2007	June 30, 2007
	(unaudited)
Cash and cash equivalents	$9,119,182	$7,330,966
Available for sale securities	38,144,022	34,883,588
Stock in FHLB of Des Moines	3,058,400	3,070,600
Loans receivable, net of allowance for loan losses of $2,851,624 and $2,537,659 at December 31, 2007 and June 30, 2007, respectively

	319,671,660	312,062,967
Accrued interest receivable	2,755,270	2,248,064
Premises and equipment, net	8,422,236	8,650,673
Bank owned life insurance – cash surrender value	7,136,297	6,998,565
Intangible assets, net	1,965,531	2,093,160
Prepaid expenses and other assets	2,352,758	2,588,212
Total assets	$392,625,356	$379,926,795

Deposits	$274,146,495	$270,088,096
Securities sold under agreements to repurchase	22,807,504	17,758,364
Advances from FHLB of Des Moines	56,500,000	54,000,000
Accounts payable and other liabilities	765,511	742,816
Accrued interest payable	1,458,132	1,406,280
Subordinated debt	7,217,000	7,217,000
Total liabilities	362,894,642	351,212,556

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	17,425,959	17,389,156
Retained earnings	25,880,996	24,634,854
Treasury stock of 790,044 shares at December 31, 2007, and 743,250 shares at June 30, 2007, at cost	(13,685,841)	(12,990,541)
Accumulated other comprehensive income (loss)	80,028	(348,802)
Total stockholders’ equity	29,730,714	28,714,239

Total liabilities and stockholders’ equity	$392,625,356	$379,926,795

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$5,919,541	$5,342,768	$11,830,850	$10,554,246
Investment securities	289,080	303,952	578,567	617,635
Mortgage-backed securities	156,160	141,820	281,226	292,042
Other interest-earning assets	12,460	13,678	19,228	24,580
Total interest income	6,377,241	5,802,218	12,709,871	11,488,503

INTEREST EXPENSE:
Deposits	2,476,505	2,259,681	5,002,636	4,401,013
Securities sold under agreements to repurchase	207,435	123,283	399,986	247,054
Advances from FHLB of Des Moines	768,463	855,501	1,600,462	1,637,528
Subordinated debt	153,627	150,045	304,142	300,264
Total interest expense	3,606,030	3,388,510	7,307,226	6,585,859

NET INTEREST INCOME	2,771,211	2,413,708	5,402,645	4,902,644

PROVISION FOR LOAN LOSSES	90,000	95,000	200,000	220,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,681,211	2,318,708	5,202,645	4,682,644

NONINTEREST INCOME:
Customer service charges	318,479	298,602	622,070	614,753
Late charges on loans	32,471	31,344	65,895	62,578
Increase in cash surrender value of bank owned life insurance	69,181	65,723	137,732	130,323
Gain on sale of available for sale securities	6,084	-	6,084	-
Other	175,822	152,802	357,815	317,998
Total noninterest income	602,037	548,471	1,189,596	1,125,652

NONINTEREST EXPENSE:
Compensation and benefits	1,083,434	1,002,550	2,148,840	1,987,830
Occupancy and equipment, net	378,058	332,007	751,026	672,982
DIF deposit insurance premium	7,790	7,879	15,016	15,947
Professional fees	90,119	44,970	129,410	85,494
Advertising	52,159	64,854	99,382	122,133
Postage and office supplies	65,176	78,556	137,188	147,789
Amortization of intangible assets	63,814	63,814	127,628	127,629
Other	237,392	208,193	465,779	439,989
Total noninterest expense	1,977,942	1,802,823	3,874,269	3,599,793

INCOME BEFORE INCOME TAXES	1,305,306	1,064,356	2,517,972	2,208,503

INCOME TAXES	432,441	340,753	831,921	745,153

NET INCOME	872,865	723,603	1,686,051	1,463,350

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on available for sale securities, net of income taxes	260,727	125,935	428,830	401,241
Adjustment for gains included in net income	(6,084)	-	(6,084)	-
Total other comprehensive income	254,643	125,935	422,746	401,241

COMPREHENSIVE INCOME	$1,127,508	$849,538	$2,108,797	$1,864,591

Basic earnings per common share	$0.40	$0.32	$0.77	$0.66
Diluted earnings per common share	$0.39	$0.32	$0.76	$0.65
Dividends per common share	$0.10	$0.09	$0.20	$0.18

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006 (Unaudited)

	Six months ended
	December 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,686,051	$1,463,350
Items not requiring (providing) cash:
Depreciation	335,722	332,140
MRP and SOP expense	36,803	32,126
Net realized gains on sale of available for sale securities	(6,084)	-
(Gain) on sale of foreclosed assets	(20,203)	(3,116)
Amortization of intangible assets	127,629	127,629
Increase in cash surrender value of bank owned life insurance	(137,732)	(130,323)
Provision for loan losses	200,000	220,000
Net amortization (accretion) of premiums and discounts on securities	(8,075)	(3,749)
Deferred income taxes	(39,000)	(35,000)
Changes in:
Accrued interest receivable	(507,206)	(164,496)
Prepaid expenses and other assets	17,451	12,649
Accounts payable and other liabilities	22,695	915,432
Accrued interest payable	51,852	406,692
Net cash provided by operating activities	1,759,903	3,173,334

Cash flows from investing activities:
Net increase in loans	(8,152,812)	(12,698,283)
Proceeds from sales of available for sale securities	233,500	-
Proceeds from maturities of available for sale securities	9,454,374	3,970,143
Net redemptions (purchases) of Federal Home Loan Bank stock	12,200	(688,700)
Purchases of available-for-sale securities	(12,253,467)	(2,123,500)
Purchases of premises and equipment	(107,285)	(134,368)
Proceeds from sale of foreclosed assets	369,472	18,663
Net cash used in investing activities	(10,444,018)	(11,656,045)

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(5,316,531)	(6,955,031)
Net increase in certificates of deposits	9,374,930	331,724
Net increase (decrease )in securities sold under agreements to repurchase	5,049,140	(1,161,460)
Proceeds from Federal Home Loan Bank advances	304,500,000	122,075,000
Repayments of Federal Home Loan Bank advances	(302,000,000)	(102,525,000)
Dividends paid on common stock	(439,908)	(402,540)
Purchases of treasury stock	(695,300)	-
Net cash provided by financing activities	10,472,331	11,362,693

Increase in cash and cash equivalents	1,788,216	2,879,982
Cash and cash equivalents at beginning of period	7,330,966	6,366,608

Cash and cash equivalents at end of period	$9,119,182	$9,246,590

Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$303,369	$251,949
Conversion of loans to other equipment	40,750	18,128

Cash paid during the period for:
Interest (net of interest credited)	$2,831,530	$2,666,092
Income taxes	915,683	732,391

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the six-month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2007, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2007 and 2006.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Securities

Available for sale securities are summarized as follows at estimated fair value:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$14,235,023	$96,528	$(2,107)	$14,329,444
Obligations of state and political subdivisions	2,611,700	15,868	(10,758)	2,616,810
Other securities	1,891,323	66	(9,403)	1,881,986
Mortgage-backed securities	19,278,978	123,690	(86,886)	19,315,782
Total investments and mortgage-backed securities	$38,017,024	$236,152	$(109,154)	$38,144,022

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$21,709,953	$-	$(220,616)	$21,489,337
Obligations of state and political subdivisions	2,015,783	24,276	(24,550)	2,015,509
Other securities	661,025	-	(5,000)	656,025
Mortgage-backed securities	11,050,510	3,845	(331,638)	10,722,717
Total investments and mortgage-backed securities	$35,437,271	$28,121	$(581,804)	$34,883,588

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$-	$-	$1,988,303	$(2,107)	$1,988,303	$(2,107)
Obligations of state and political subdivisions	492,580	(7,420)	258,440	(3,338)	751,020	(10,758)
Obligations of state and political subdivisions	492,580	(7,420)	258,440	(3,338)	751,020	(10,758)
Other securities	1,440,000	(9,403)	-	-	1,440,000	(9,403)
Mortgage-backed securities	1,782,213	(1,746)	4,303,242	(85,140)	6,085,455	(86,886)
Total investments and mortgage-backed securities	$3,714,793	$(18,569)	$6,549,985	$(90,585)	$10,264,778	$(109,154)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$2,949,308	$(27,978)	$18,540,030	$(192,638)	$21,489,338	$(220,616)
Obligations of state and political subdivisions	988,269	(16,152)	253,913	(8,398)	1,242,182	(24,550)
Obligations of state and political subdivisions	988,269	(16,152)	253,913	(8,398)	1,242,182	(24,550)
Other securities	495,000	(5,000)	-	-	495,000	(5,000)
Mortgage-backed securities	2,125,963	(27,702)	7,760,000	(303,936)	9,885,963	(331,638)
Total investments and mortgage-backed securities	$6,558,540	$(76,832)	$26,553,943	$(504,972)	$33,112,483	$(581,804)

Note 3:  Loans

Loans are summarized as follows:

	December 31,	June 30,
	2007	2007
Real Estate Loans:
Conventional	$142,248,552	$135,287,992
Construction	13,383,356	7,981,390
Commercial	82,310,646	77,723,332
Consumer loans	19,732,522	19,416,309
Commercial loans	72,519,972	76,053,308
	330,195,048	316,462,331
Loans in process	(7,738,611)	(1,913,191)
Deferred loan fees, net	66,847	51,486
Allowance for loan losses	(2,851,624)	(2,537,659)
Total loans	$319,671,660	$312,062,967

Note 4:  Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2007	2007
Non-interest bearing accounts	$21,852,455	$22,275,977
NOW accounts	31,643,050	31,122,878
Money market deposit accounts	5,189,022	7,211,517
Savings accounts	75,517,665	78,908,351
Certificates	139,944,303	130,569,373
Total deposits	$274,146,495	$270,088,096

Note 5:  Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted earnings per common share for the three month periods ended December 31, 2007 and 2006.

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Net income	$872,865	$723,603	$1,686,051	$1,463,350

Average Common shares – outstanding basic	2,170,191	2,228,353	2,184,623	2,228,304
Stock options under treasury stock method	40,394	40,832	40,574	40,420
Average Common share – outstanding diluted	2,210,585	2,269,185	2,225,197	2,268,724

Basic earnings per common share	$0.40	$0.32	$0.77	$0.66
Diluted earnings per common share	$0.39	$0.32	$0.76	$0.65

Note 6:   Stock Option Plans

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requires that compensation costs related to share-based payment transactions be recognized in financial statements.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued.  Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award.

Note 7:  Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service.  The Company’s intent is to continue the ESOP for fiscal 2008.  The Company has been accruing $50,000 per quarter for ESOP benefit expenses during this fiscal year and intends to contribute cash to the plan to allow the purchase of shares for allocation to participants at some point during fiscal 2008.

Note 8:  Corporate Obligated Floating Rate Trust Preferred Securities

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) in March, 2004, with a liquidation value of $1,000 per share.  The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR.  The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities.  The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company.  The Company has used its net proceeds for working capital and investment in its subsidiary.

Note 9:  Authorized Share Repurchase Program

In June, 2007, the Board of Directors authorized and announced the open-market or privately-negotiated stock repurchase of up to 110,000 shares of the Company’s outstanding stock.  As of December 31, 2007, a total of 46,800 shares have been repurchased.  The number of shares, as of December 31, 2007, held as treasury stock was 790,044.

Note 10:  Newly Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007.  Implementation of the new Standard did not have a material impact on the Company’s financial statements.  The Company files income tax returns in the U.S. federal jurisdiction and the state of Missouri.  As of February 12, 2008, the open tax years under FIN 48 are 2006, 2005, and 2004.  These tax years correspond to our fiscal years ended 2007, 2006, and 2005.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank & Trust Co. (SMBT or the Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $100,000 (certain retirement accounts are insured up to $250,000) by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff and eight full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri.

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

The consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at December 31, 2007, and the results of operations for the three- and six-month periods ended December 31, 2007 and 2006, respectively.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance.  The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	the strength of the real estate market in the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	inflation, interest rate, market and monetary fluctuations;
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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2007 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 11 in the Company’s 2007 Annual Report.

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

Our net interest income is also impacted by the shape of the market yield curve.  A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our additional interest-earning assets and interest-bearing liabilities would be larger.  Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first six months of fiscal 2008, we grew our balance sheet by $12.7 million, which was consistent with the Company’s growth strategies.  This additional growth reflected a $7.6 million increase in total net loans, a $3.3million increase in investments, a $4.1million increase in deposits, and a $7.5 million increase in borrowed funds.  The growth in loans was primarily due to residential and commercial real estate loan originations.  The increase in borrowed funds was primarily in the form of securities sold under agreements to repurchase, and was used primarily to fund loan and investment growth.

Our net income for the second quarter of fiscal 2008 increased 20.6% to $873,000, as compared to $724,000 earned during the same period of the prior year.  The increase in net income compared to the year-ago period was primarily due to a 14.8% increase in net interest income and a 9.8% increase in non-interest income, partially offset by a 9.7% increase in non-interest expense.  Diluted earnings per share for the second quarter of fiscal 2008 were $0.39, as compared to $0.32 for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, net income increased 15.2% to $1.69 million, as compared to $1.46 million earned during the same period of the prior year.  The increase in net income compared to the year-ago period was primarily due to a 10.2% increase in net interest income and a 5.7% increase in non-interest income, partially offset by a 7.6% increase in non-interest expense.  For both the three- and six-month periods ended December 31, 2007, our growth in net interest income was derived primarily from growth in our average balances of interest-earning assets, and secondarily from an increased net interest margin.

Short-term market interest rates declined during the first six months of fiscal 2008, following increases during the previous two fiscal years. After two years of increases left the overnight lending rate at 5.25% in June 2006, the Federal Open Market Committee of the Federal Reserve Bank (FOMC) held the rate steady until September 2007, when it cut rates by 50 basis points, to 4.75%, and then followed with 25 basis point cuts at its October and December meetings.  From July 1 to December 31, 2007, rates on short term treasuries declined based on investor expectations regarding short-term monetary policy.  At July 1, 2007, the six-month treasury bill, two-year treasury note, and ten-year treasury bond each yielded about 5%; six months later, the yield was off approximately 150 basis points on the six-month bill, and 200 basis points on the two-year note, while the ten-

year bond yield had declined about 100 basis points.  The result was a generally steepened yield curve.  In this rate environment, our net interest margin increased 20 basis points when comparing the second quarter of fiscal 2008 with the corresponding period in fiscal 2007; comparing the first six months of fiscal 2008 to the corresponding period in fiscal 2007, our margin increased eight basis points.  Subsequent to the quarter end, the FOMC cut rates by 125 basis points in two separate actions during the month of January.  The Company expects rate cuts to date to have a positive impact on our results of operations, but additional rate cuts may bring the short end of the yield curve to a point at which we cannot maintain our historical pricing margins on deposit products, which may have a negative impact on operating results.

The Company’s net income is also affected by the level of non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses.  During the three- and six-month periods ended December 31, 2007, non-interest income increased 9.8% and 5.7%, respectively, compared to the same periods of the prior fiscal year, primarily due to increased debit card and ATM transaction fee income, loan fee collections, and income from NSF charges.  Non-interest expense increased during the three- and six-month periods ended December 31, 2007, by 9.7% and 7.6%, respectively, compared to the same periods of the prior fiscal year, primarily in the categories of compensation and benefits, occupancy expenses, accounting services, and ATM network expenses, as well as charges to amortize the Company’s investments in tax credits, partially offset by lower advertising and supplies expenses.

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities.  The primary funding for our asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit.  We intend to grow deposits by offering desirable deposit products for our existing customers and by attracting new depository relationships.  We will continue to explore branch expansion opportunities in market areas that we believe present attractive opportunities for our strategic business model.

Comparison of Financial Condition at December 31, 2007, and June 30, 2007

The Company’s total assets increased by $12.7 million, or 3.3%, to $392.6 million at December 31, 2007, as compared to $379.9 million at June 30, 2007.  Loans, net of the allowance for loan losses, increased $7.6 million, or 2.4%, to $319.7 million, as compared to $312.1 million at June 30, 2007.  Residential real estate loans grew by $7.0 million.  The Company continues to focus on origination of commercial loans.  Commercial real estate loan balances grew by $4.6 million, while commercial operating lines were down $3.5 million, due mostly to seasonal agricultural loan paydowns.  Investment balances increased by $3.2 million, or 9.3%, to $38.1 million, as compared to $34.9 million at June 30, 2007.  Cash and cash equivalent balances increased $1.8 million, or 24.4%, to $9.1 million, as compared to $7.3 million at June 30, 2007.

Asset growth during the first six months of fiscal 2008 has been funded primarily with securities sold under agreements to repurchase.  At December 31, 2007, repurchase agreements totaled $22.8 million, an increase of $5.0 million, or 28.4%, compared to $17.8 million at June 30, 2007.  The increase was attributed primarily to a single significant relationship, and growth was not expected to continue for the remainder of the fiscal year.  FHLB advances totaled $56.5 million at December 31, 2007, compared to $54.0 million at June 30, 2007, an increase of $2.5 million, or 4.6%.  Deposits increased $4.1 million, or 1.5%, to $274.1 million at December 31, 2007, as compared to $270.1 million at June 30, 2007.  The increase in deposits was primarily due to a $9.4 million increase in certificate of deposit balances, partially offset by a combined $4.9 million decrease in money market savings and money market deposit accounts.

Total stockholders’ equity increased $1.0 million, or 3.5%, to $29.7 million at December 31, 2007, as compared to $28.7 million at June 30, 2007.  The increase was primarily due to retention of net income and an increase in the market value of the available-for-sale investment portfolio, partially offset by purchases of treasury stock and cash dividends paid.

Average Balance Sheet for the Three and Six Months Ended December 31, 2007 and 2006

The tables on the following pages present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and six-month periods ending December 31, 2007 and 2006.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three months ended December 31, 2007			Three months ended December 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$232,410,132	$4,150,302	7.14	$205,827,925	$3,575,735	6.95
Other loans (1)	86,354,079	1,769,239	8.20	87,000,795	1,767,033	8.12
Total net loans	318,764,211	5,919,541	7.43	292,828,720	5,342,768	7.30
Mortgage-backed securities	13,919,968	156,160	4.49	12,933,578	141,820	4.39
Investment securities (2)	25,771,074	289,080	4.49	28,527,927	308,464	4.33
Other interest earning assets	4,016,624	12,460	1.24	3,595,502	9,166	1.02
Total interest earning assets (1)	362,471,877	6,377,241	7.04	337,885,727	5,802,218	6.87
Other noninterest earning assets (3)	24,582,025	-		22,102,058	-
Total assets	$387,053,902	$6,377,241		$359,987,785	$5,802,218

Interest bearing liabilities:
Savings accounts	$76,479,426	$690,995	3.61	$69,325,040	$648,563	3.74
NOW accounts	31,154,693	107,129	1.38	29,966,964	94,418	1.26
Money market deposit accounts	5,720,047	27,237	1.90	7,179,340	35,534	1.98
Certificates of deposit	138,039,043	1,651,144	4.78	125,086,392	1,481,166	4.74
Total interest bearing deposits	251,393,209	2,476,505	3.94	231,557,736	2,259,681	3.90
Borrowings:
Securities sold under agreements to repurchase	19,408,098	207,435	4.28	10,016,108	123,283	4.92

FHLB advances	57,270,121	768,463	5.37	63,375,272	855,501	5.40
Subordinated debt	7,217,000	153,627	8.51	7,217,000	150,045	8.32
Total interest bearing liabilities	335,288,428	3,606,030	4.30	312,166,116	3,388,510	4.34
Noninterest bearing demand deposits	19,996,122	-		17,893,678	-
Other noninterest bearing liabilities	2,328,759	-		2,228,475	-
Total liabilities	357,613,309	3,606,030		332,288,269	3,388,510
Stockholders’ equity	29,440,593	-		27,699,516	-
Total liabilities and stockholders' equity	$387,053,902	$3,606,030		$359,987,785	$3,388,510

Net interest income		$2,771,211			2,413,708

Interest rate spread (4)			2.74			2.53
Net interest margin (5)			3.06			2.86

Ratio of average interest-earning assets to average interest-bearing liabilities	108.11%			108.24%

(1)   Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)   Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.5 million and $7.1 million, respectively, for the three-month period ending December 31, 2007, as compared to $8.7 million and $6.8 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six months ended December 31, 2007			Six months ended December 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Interest earning assets:
Mortgage loans (1)	$229,225,628	$8,192,990	7.15	$203,759,977	$7,042,182	6.91
Other loans (1)	88,684,499	3,637,860	8.20	86,652,892	3,512,064	8.11
Total net loans	317,910,127	11,830,850	7.44	290,412,869	10,554,246	7.27
Mortgage-backed securities	12,471,177	281,226	4.51	13,754,502	292,042	4.25
Investment securities (2)	26,368,621	578,567	4.39	28,257,232	626,664	4.44
Other interest earning assets	3,430,637	19,228	1.12	3,387,753	15,552	0.92
Total interest earning assets (1)	360,180,562	12,709,871	7.06	335,812,356	11,488,503	6.84
Other noninterest earning assets (3)	23,148,557	-		21,652,436	-
Total assets	$383,329,119	$12,709,871		$357,464,792	$11,488,503

Interest bearing liabilities:
Savings accounts	$77,122,565	$1,448,391	3.76	$70,997,750	$1,331,016	3.75
NOW accounts	30,540,163	211,171	1.38	29,493,233	188,871	1.28
Money market accounts	5,800,505	54,937	1.89	7,712,521	76,890	1.99
Certificates of deposit	135,254,993	3,288,137	4.86	124,161,711	2,804,236	4.52
Total interest bearing deposits	248,718,226	5,002,636	4.02	232,165,215	4,401,013	3.79
Borrowings:
Securities sold under agreements to repurchase	17,549,035	399,986	4.56	10,208,429	247,054	4.84

FHLB advances	59,150,577	1,600,462	5.41	60,297,419	1,637,528	5.43
Subordinated debt	7,217,000	304,142	8.43	7,217,000	300,264	8.32
Total interest bearing liabilities	332,634,838	7,307,226	4.39	310,088,063	6,585,859	4.25
Noninterest bearing demand deposits	19,287,767	-		18,223,453	-
Other noninterest bearing liabilities	2,184,647	-		1,810,100	-
Total liabilities	354,107,252	7,307,226		330,121,616	6,585,859
Stockholders’ equity	29,221,867	-		27,343,176	-
Total liabilities and stockholders' equity	383,329,119	$7,307,226		357,464,792	$6,585,859

Net interest income		5,402,645			4,902,644

Interest rate spread (4)			2.67			2.59
Net interest margin (5)			3.00			2.92

Ratio of average interest-earning assets to average interest-bearing liabilities	108.28%			108.30%

(1)   Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)   Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.5 million and $7.1 million, respectively, for the six-month period ending December 31, 2007, as compared to $8.8 million and $6.8 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2007 and 2006

General.  Net income for the three- and six-month periods ended December 31, 2007, was $873,000 and $1.69 million, respectively, increases of $149,000, or 20.6%, and $223,000, or 15.2%, as compared to net income of $723,000 and $1.46 million, respectively, earned during the same periods of the prior year.  Basic and diluted earnings per share were $0.40 and $0.39, respectively, for the second quarter of fiscal 2008, compared to $0.32 basic and diluted earnings per share for the second quarter of fiscal 2007.  For the first six months of fiscal 2008, basic and diluted earnings per share were $0.77 and $0.76, respectively, compared to $0.66 and $0.65, respectively, for the same period of the prior year.  Our annualized return on average assets for the three- and six-month periods ended December 31, 2007, was .90% and .88%, respectively, compared to .80% and .82%, respectively, for the same periods of the prior year.  Our return on average stockholders’ equity for the three- and six-month periods ended December 31, 2007, was 11.9% and 11.5%, respectively, compared to 10.5% and 10.7%, respectively, for the same periods of the prior year.

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2007, increased $358,000, or 14.8%, and $500,000, or 10.2%, respectively, as compared to the same periods of the prior year.  These increases reflected our growth initiatives that resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities, and an expansion of our net interest rate spread.  Our interest rate spread was 2.74% for the three-month period ended December 31, 2007, as compared to 2.53% for the same period of the prior year; for the six-month period ended December 31, 2007, our interest rate spread was 2.66%, as compared to 2.59% for the same period of the prior year.  For the three- and six-month periods ended December 31, 2007, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.06% and 3.00%, respectively, compared to 2.86% and 2.92%, respectively, for the same periods of the prior year. The increase in interest rate spread for the three-month period ended December 31, 2007, resulted from a 17 basis point increase in the weighted-average yield on interest-earning assets, combined with a four basis point decrease in the weighted-average cost of funds.  The increase in interest rate spread for the six-month period ended December 31, 2007, resulted from a 22 basis point increase in the weighted-average yield on interest-earning assets, partially offset by a 14 basis point increase in the weighted-average cost of funds.  Expansion of our interest rate spread was attributed primarily to the faster repricing of liabilities on the Company’s balance sheet, combined with the improved slope of the yield curve.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2007, was $6.4 million and $12.7 million, respectively, increases of $575,000, or 9.9%, and $1.2 million, or 10.6%, respectively, compared to the same periods of the prior year. The increases were due to increases of $24.6 million, or 7.3%, and $24.4 million, or 7.3%, respectively, in the average balance of interest-earning assets during the second quarter and first six months of fiscal 2008, combined with increases of 17 and 22 basis points, respectively, in the weighted-average yield on those assets.  For the three- and six-month periods ended December 31, 2007, the average interest rate on interest-earning assets was 7.04% and 7.06%, respectively, as compared to 6.87% and 6.84%, respectively, for the same periods of the prior year.

Interest Expense.  Total interest expense for the three- and six-month periods ended December 31, 2007, was $3.6 million and $7.3 million, respectively, increases of $218,000, or 6.4%, and $721,000, or 11.0%, respectively, compared to the same periods of the prior year.  The increases were due to three- and six-month period increases of $23.1 million, or 7.4%, and $22.5 million, or 7.3%, respectively, in the average balance of interest-bearing liabilities, partially offset by a four basis point decline in the weighted-average cost of funds during the three-month period, and combined with a 14 basis point increase in the weighted-average cost of funds during the six-month period.  For the three- and six-month periods ended December 31, 2007, the average interest rate on interest-bearing liabilities was 4.30% and 4.39%, respectively, as compared to 4.34% and 4.25%, respectively, for the same periods of the prior year.  The increases in the average balances of interest-bearing liabilities was primarily due to funding needed for asset growth.

Provision for Loan Losses.  The provision for loan losses for the three- and six-month periods ended December 31, 2007, was $90,000 and $200,000, respectively, as compared to $95,000 and $220,000, respectively, for the same periods of the prior year. The Company’s growth, over the last several years, in its commercial and commercial real estate loan portfolios has required increased provisions for loan losses, as those loan types generally carry additional risk.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three- and six-month periods ended December 31, 2007, increased $54,000, or 9.8%, and $64,000, or 5.7%, to $602,000 and $1.2 million, respectively, as compared to $548,000 and $1.1 million, respectively, for the same periods of the prior year.  The increases were primarily due to increased debit card transaction revenuesandincreased NSF fee collections.  Debit card transaction revenue increased based on additional transaction volume, due in part to increasing customer preference for electronic payments, and due in part to the Company’s focus on encouraging such activity with our account products.  NSF fee collections were up based on an increased volume of NSF activity among our customer base.

Non-interest Expense.  Non-interest expense for the three- and six-month periods ended December 31, 2007, increased $175,000, or 9.7%, and $274,000, or 7.6%, to $2.0 million and $3.9 million, respectively, as compared to $1.8 million and $3.6 million, respectively, for the same periods of the prior year.  The increases in non-interest expense were primarily due to increased compensation, occupancy, and charges to amortize the Company’s investments in tax credits.  Compensation was up due to salary increases and additional personnel; occupancy expenses were up due to increased repairs and maintenance and data processing expenses.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 58.6% and 58.8%, respectively, for the three- and six-month periods ended December 31, 2007, as compared to 60.9% and 59.7%, respectively, for the same periods of the prior year.

Income Taxes.  Provisions for income taxes for the three- and six-month periods ended December 31, 2007, increased $92,000, or 26.9%, and $87,000, or 11.6%, to $432,000 and $832,000, respectively, as compared to $341,000 and $745,000, respectively, for the same periods of the prior year.  Our effective tax rate for the six-month period ended December 31, 2007, was 33.0%, as compared to 33.7% for the same period of the prior year.  The decrease in the effective tax rate was attributable to the Company’s investment in tax-exempt securities and purchases of tax credits; the increase in tax provisions was due to increased pre-tax income, partially offset by the lower effective tax rate.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2007 and 2006:

	2007	2006
Balance, beginning of period	$2,537,659	$2,058,144
Loans charged off:
Residential real estate	(11,150)	(80,675)
Consumer	(39,571)	(39,743)
Gross charged off loans	(50,721)	(120,418)
Recoveries of loans previously charged off:
Residential real estate	-	3,604
Commercial business	162,813	21,001
Consumer	1,873	7,645
Gross recoveries of charged off loans	164,686	32,250
Net recoveries (charge offs)	113,965	(88,168)
Provision charged to expense	200,000	220,000
Balance, end of period	$2,851,624	$2,189,976

Ratio of net charge offs/recoveries during the period	-0.04%	0.03%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $314,000 to $2.9 million at December 31, 2007, from $2.5 million at June 30, 2007.  At December 31, 2007, the Bank had $4.1 million, or 1.04% of total assets adversely classified ($4.1 million classified “substandard”; $7,000 classified “doubtful”; none classified as “loss”), as compared to adversely classified assets of $1.1 million, or 0.30% of total assets at June 30, 2007, and adversely classified assets of $823,000, or .23% of assets at December 31, 2006.  The increase was due primarily to a single loan for $3.1 million secured by commercial real estate, and performing according to terms at December 31, 2007.  The loan was classified due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt.

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

Nonperforming Assets

The ratio of nonperforming assets to total assets and non-performing loans to net loans receivable is another measure of asset quality.  Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  The following table summarizes changes in the Company’s level of nonperforming assets over selected time periods:

	12/31/2007	6/30/2007	12/31/2006
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$30,000	$-	$-
Commercial real estate	20,000	20,000	-
Consumer	8,000	4,000	7,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	58,000	24,000	7,000
Foreclosed real estate or other real estate owned	86,000	111,000	440,000
Other repossessed assets	31,000	12,000	-
Total nonperforming assets	$175,000	$147,000	$447,000
Percentage nonperforming assets to total assets	0.04%	0.04%	0.12%
Percentage nonperforming loans to net loans	0.02%	0.01%	0.00%

Liquidity Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operations. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions, and loan and security prepayment rates are significantly influenced by factors outside of the Bank’s control, including interest rates, general and local economic conditions and competition in the marketplace.  The Bank relies on FHLB advances and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.  At December 31, 2007, the Company had outstanding commitments to fund approximately $48.5 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At December 31, 2007, the Bank had pledged its residential real estate loan portfolio with FHLB with available credit of approximately $101.8 million, of which $56.5 million had been advanced.   In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional collateral for an additional $86.2 million in borrowings at December 31, 2007.  In total, FHLB borrowings are generally limited to 35% of Bank assets, or $136.6 million, which means $80.1 million in borrowings remain available.  Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of December 31, 2007, and June 30, 2007, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.”  As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well-capitalized.”  There were no conditions or events since the FDIC notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)	$34,098,000	12.07%	$22,598,000	8.00%	$28,248,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	31,246,000	11.06%	11,299,000	4.00%	16,949,000	6.00%

Tier I Capital (to Average Assets)	31,246,000	8.17%	15,299,000	4.00%	19,124,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)	$32,420,000	11.81%	$21,954,000	8.00%	$27,443,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	29,882 ,000	10.89%	10,977,000	4.00%	16,466,000	6.00%

Tier I Capital (to Average Assets)	29,882,000	8.10%	14,756,000	4.00%	18,445,000	5.00%

PART I: Item 3:  Quantitative and Qualitative Disclosures About Market Risk
SOUTHERN MISSOURI BANCORP, INC.

Asset and Liability Management and Market Risk

The goal of the Company’s asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Bank to an excessive level of interest rate risk.  The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results.  The primary asset/liability management strategy has been to focus on matching the anticipated repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (with maturities up to ten years), subject to early redemptions and fixed terms.  Other elements of the Company’s current asset/liability strategy include (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of less than five years, (iii) actively soliciting less rate-sensitive deposits, and (iv) offering competitively-priced money market accounts and CDs with maturities of up to five years.  The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

During the first six months of fiscal year 2008, fixed rate residential loan production totaled $11.9 million, as compared to $7.7 million during the same period of the prior year.  At December 31, 2007, the fixed rate residential loan portfolio was $97.4 million with a weighted average maturity of 207 months, as compared to $88.0 million at December 31, 2007, with a weighted average maturity of 196 months.  The Company originated $4.1 million in adjustable-rate residential loans during the six-month period ended December 31, 2007, as compared to $3.8 million during the same period of the prior year.  At December 31, 2007, fixed rate loans with remaining maturities in excess of 10 years totaled $82.0 million, or 25.6% of net loans receivable, as compared to $73.0 million, or 24.9% of net loans receivable at December 31, 2006.  The Company originated $29.4 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2007, as compared to $40.2 million during the same period of the prior year.  At December 31, 2007, the fixed rate commercial and commercial real estate loan portfolio was $102.7 million with a weighted average maturity of 28 months, compared to $73.3 million at December 31, 2006, with a weighted average maturity of 38 months.  The Company originated $16.6 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2007, as compared to $23.3 million during the same period of the prior year.  At December 31, 2007, adjustable-rate home equity lines of credit totaled $6.7 million, as compared to $6.0 million at December 31, 2006.  Over the last several years, the Company had maintained a weighted average life of its investment portfolio of less than four years; however, in anticipation of the current declining rate environment, management began to expand the portfolio’s duration during this fiscal year.  At December 31, 2007, the portfolio’s weighted-average life stands at 4.2 years, compared to 3.1 years at December 31, 2006.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.  As the Company believed the Federal Reserve’s Open Market Committee was approaching the peak of the interest rate cycle in 2006, management began to avoid extending maturities of deposits and borrowings.  As rates have been lowered recently, management has re-evaluated this strategy, locking in some long-term borrowing costs, and expects to continue to do so during the remainder of the fiscal year.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2007, management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$24,233	$(12,541)	-34%	6.43%	-2.87%
+200	29,238	(7,536)	-20%	7.62%	-1.68%
+100	33,744	(3,030)	-8%	8.65%	-0.65%
NC	36,744	-	-	9.30%	-
-100	37,558	784	2%	9.41%	0.11%
-200	39,118	2,344	6%	9.70%	0.40%
-300	40,724	3,950	11%	9.98%	0.68%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank’s loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to five years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Bank’s Board of Directors (the "Board") is responsible for reviewing the Bank’s asset and liability policies. The Board’s Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2007, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting.  We are in the process of completing documentation of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our Annual Report on Form 10-K for the fiscal year ending June 30, 2008.  In addition, our independent accountants must report on management’s evaluation of its internal control over financial reporting beginning June 30, 2010, according to the latest proposal from the SEC.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that, if any control deficiencies are identified, they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported.  In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/01/2007 thru 10/31/2007	-	-	-	91,300
11/01/2007 thru 11/30/2007	13,740	14.96	13,740	77,560
12/01/2007 thru 12/31/2007	14,354	14.72	14,354	63,206
Total	28,094	14.82	28,094	63,206

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits
(a)	Exhibits
(3) (a)                 Certificate of Incorporation of the Registrant++
(3) (b)                 Bylaws of the Registrant++
(4)                           Form of Stock Certificate of Southern Missouri Bancorp+++
10	Material Contracts
(a)            Registrant’s Stock Option Plan*
(b)            Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
(c)            Employment Agreements
(i)	Greg A. Steffens**
(d)	Director’s Retirement Agreements
(i)	James W. Tatum***
(ii)	Samuel H. Smith***
(iii)	Sammy A. Schalk****
    (vi)  Ronnie D. Black****
(vii)	L. Douglas Bagby****
(viii)	Rebecca McLane Brooks*****
(ix)	Charles R. Love*****
(x)	Charles R. Moffitt*****
(e)            Tax Sharing Agreement***
           31                    Rule 13a-14(a) Certification
           32                    Section 1350 Certification

++            Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
+++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.

*	Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**            Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
***            Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
****                       Filed as an exhibit to the registrant’s Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
*****                       Filed as an exhibit to the registrant’s Annual Report on Form 10-QSB for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date:                 February 12, 2008                                                   /s/ James W. Tatum
James W. Tatum
Chairman of the Board of Directors

Date:                 February 12, 2008                                                  /s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and Accounting Officer)