Form 10-Q
period 2008-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2008-05-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

                    Class                                                                                                Outstanding at May 13, 2008
Common Stock, Par Value $.01                                                                               2,234,633 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007

	March 31, 2008	June 30, 2007
	(unaudited)
Cash and cash equivalents	$4,901,840	$7,330,966
Available for sale securities	43,548,018	34,883,588
Stock in FHLB of Des Moines	3,097,000	3,070,600
Loans receivable, net of allowance for loan losses of $3,194,917 and $2,537,659 at March 31, 2008, and June 30, 2007, respectively

	330,990,473	312,062,967
Accrued interest receivable	2,585,016	2,248,064
Premises and equipment, net	8,267,512	8,650,673
Bank owned life insurance – cash surrender value	7,204,929	6,998,565
Intangible assets, net	1,901,717	2,093,160
Prepaid expenses and other assets	2,657,881	2,588,212
Total assets	$405,154,386	$379,926,795

Deposits	$282,336,050	$270,088,096
Securities sold under agreements to repurchase	22,650,137	17,758,364
Advances from FHLB of Des Moines	59,500,000	54,000,000
Accounts payable and other liabilities	1,233,770	742,816
Accrued interest payable	1,138,715	1,406,280
Subordinated debt	7,217,000	7,217,000
Total liabilities	374,075,672	351,212,556

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	16,656,906	17,389,156
Retained earnings	26,558,363	24,634,854
Treasury stock of 722,593 shares at March 31, 2008 and 743,250 at June 30, 2007, at cost	(12,369,510)	(12,990,541)
Accumulated other comprehensive income (loss)	203,383	(348,802)
Total stockholders’ equity	31,078,714	28,714,239

Total liabilities and stockholders’ equity	$405,154,386	$379,926,795

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$5,756,757	$5,461,606	$17,587,607	$16,015,853
Investment securities	298,506	304,162	877,073	921,797
Mortgage-backed securities	294,284	137,151	575,510	429,194
Other interest-earning assets	36,137	16,973	55,365	41,552
Total interest income	6,385,684	5,919,892	19,095,555	17,408,396

INTEREST EXPENSE:
Deposits	2,273,501	2,259,200	7,276,137	6,660,212
Securities sold under agreements to repurchase	183,894	157,609	583,880	404,663
Advances from FHLB of Des Moines	717,801	901,873	2,318,263	2,539,401
Subordinated debt	134,625	146,298	438,767	446,563
Total interest expense	3,309,821	3,464,980	10,617,047	10,050,839

NET INTEREST INCOME	3,075,863	2,454,912	8,478,508	7,357,557

PROVISION FOR LOAN LOSSES	350,000	100,000	550,000	320,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,725,863	2,354,912	7,928,508	7,037,557

NONINTEREST INCOME:
Customer service charges	315,527	250,016	937,597	864,769
Loan late charges	40,572	31,718	106,467	94,297
Increase in cash surrender value of bank owned life insurance	68,632	65,428	206,364	195,750
Gain on sale of AFS securities	-	-	6,084	-
Other	176,531	169,035	534,346	487,033
Total noninterest income	601,262	516,197	1,790,858	1,641,849

NONINTEREST EXPENSE:
Compensation and benefits	1,117,020	1,048,960	3,265,860	3,036,790
Occupancy and equipment, net	389,834	357,318	1,140,860	1,030,301
DIF deposit insurance premium	7,644	7,482	22,660	23,429
Professional fees	55,962	55,660	185,372	141,155
Advertising	38,278	45,093	137,660	167,225
Postage and office supplies	67,686	66,130	204,874	213,919
Amortization of intangible assets	63,814	63,814	191,442	191,443
Other	246,335	244,722	712,114	684,711
Total noninterest expense	1,986,573	1,889,179	5,860,842	5,488,973

INCOME BEFORE INCOME TAXES	1,340,552	981,930	3,858,524	3,190,433

INCOME TAXES	442,441	330,153	1,274,362	1,075,306

NET INCOME	898,111	651,777	2,584,162	2,115,127

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains on AFS securities, net of income taxes	123,355	57,431	552,185	476,672
Adjustment for gains included in net income	-	-	(6,084)	-
Total other comprehensive income (loss)	123,355	57,431	546,101	476,672

COMPREHENSIVE INCOME	$1,021,466	709,208	$3,130,263	2,591,799

Basic earnings per common share	$0.41	$0.29	$1.18	$0.95
Diluted earnings per common share	$0.40	$0.29	$1.17	$0.93
Dividends per common share	$0.10	$0.09	$0.30	$0.27

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

	Nine months ended
	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$2,584,162	$2,115,127
Items not requiring (providing) cash:
Depreciation	507,345	511,433
MRP and SOP expense	54,142	47,914
Net realized gains on sale of available for sale securities	(6,084)	-
(Gain) loss on sale of foreclosed assets	(20,203)	15,476
Amortization of intangible assets	191,443	191,443
Increase in cash surrender value of bank owned life insurance	(206,364)	(195,751)
Provision for loan losses	550,000	320,000
Net accretion of premiums and discounts on securities	(63,649)	(6,853)
Deferred income taxes	(503,999)	(85,000)
Changes in:
Accrued interest receivable	(336,952)	(124,163)
Prepaid expenses and other assets	76,876	26,261
Accounts payable and other liabilities	490,954	181,037
Accrued interest payable	(267,565)	386,801
Net cash provided by operating activities	3,050,106	3,383,725

Cash flows from investing activities:
Net increase in loans	(19,888,934)	(21,050,295)
Proceeds from sales of available for sale securities	233,500	-
Proceeds from maturities of available for sale securities	19,929,465	6,903,491
Net purchases of Federal Home Loan Bank stock	(26,400)	(793,300)
Purchases of available-for-sale securities	(27,881,179)	(4,119,750)
Purchases of premises and equipment	(124,184)	(220,338)
Proceeds from sale of vehicle	-	1,866
Proceeds from sale of foreclosed assets	464,787	70,519
Net cash used in investing activities	(27,292,945)	(19,207,807)

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(2,989,661)	(6,087,146)
Net increase (decrease) in certificates of deposits	15,237,615	(1,574,872)
Net increase in securities sold under agreements to repurchase	4,891,773	2,506,414
Proceeds from Federal Home Loan Bank advances	322,625,000	209,175,000
Repayments of Federal Home Loan Bank advances	(317,125,000)	(188,625,000)
Dividends paid on common stock	(660,653)	(603,809)
Purchases of treasury stock	(165,361)	-
Net cash provided by financing activities	21,813,713	14,790,587

Decrease in cash and cash equivalents	(2,429,126)	(1,033,495)
Cash and cash equivalents at beginning of period	7,330,966	6,366,608

Cash and cash equivalents at end of period	$4,901,840	$5,333,113

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$344,788	$249,374
Conversion of loans to other assets	85,828	20,111

Cash paid during the period for:
Interest (net of interest credited)	$3,953,773	$3,966,276
Income taxes	1,430,393	1,127,391

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the nine-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2007, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2007 and 2006.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Securities

Available for sale securities are summarized as follows at estimated fair value:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$7,129,798	$181,680	$-	$7,311,478
Obligations of state and political subdivisions	5,124,177	11,394	(122,270)	5,013,301
Other securities	2,192,627	-	(125,959)	2,066,668
Mortgage-backed securities	28,778,615	430,454	(52,498)	29,156,571
Total investments and mortgage-backed securities	$43,225,217	$623,528	$(300,727)	$43,548,018

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$21,709,953	$-	$(220,616)	$21,489,337
Obligations of state and political subdivisions	2,015,783	24,276	(24,550)	2,015,509
Other securities	661,025	-	(5,000)	656,025
Mortgage-backed securities	11,050,510	3,845	(331,638)	10,722,717
Total investments and mortgage-backed securities	$35,437,271	$28,121	$(581,804)	$34,883,588

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$-	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	4,240,843	(122,270)	-	-	4,240,843	(122,270)
Obligations of state and political subdivisions	4,240,843	(122,270)	-	-	4,240,843	(122,270)
Other securities	1,629,689	(125,959)	-	-	1,629,689	(125,959)
Mortgage-backed securities	3,155,504	(29,526)	1,505,510	(22,972)	4,661,014	(52,498)
Total investments and mortgage-backed securities	$9,026,036	$(277,755)	$1,505,510	$(22,972)	$10,531,546	$(300,727)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$2,949,308	$(27,978)	$18,540,030	$(192,638)	$21,489,338	$(220,616)
Obligations of state and political subdivisions	988,269	(16,152)	253,913	(8,398)	1,242,182	(24,550)
Obligations of state and political subdivisions	988,269	(16,152)	253,913	(8,398)	1,242,182	(24,550)
Other securities	495,000	(5,000)	-	-	495,000	(5,000)
Mortgage-backed securities	2,125,963	(27,702)	7,760,000	(303,936)	9,885,963	(331,638)
Total investments and mortgage-backed securities	$6,558,540	$(76,832)	$26,553,943	$(504,972)	$33,112,483	$(581,804)

Note 3:  Loans

Loans are summarized as follows:

	March 31,	June 30,
	2008	2007
Real Estate Loans:
Conventional	$144,140,331	$135,287,992
Construction	13,991,888	7,981,390
Commercial	86,043,453	77,723,332
Consumer loans	20,726,973	19,416,309
Commercial loans	76,490,293	76,053,308
	341,392,938	316,462,331
Loans in process	(7,265,411)	(1,913,191)
Deferred loan fees, net	57,863	51,486
Allowance for loan losses	(3,194,917)	(2,537,659)
Total loans	$330,990,473	$312,062,967

Note 4:  Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2008	2007
Non-interest bearing accounts	$19,311,547	$22,275,977
NOW accounts	35,458,289	31,122,878
Money market deposit accounts	5,701,457	7,211,517
Savings accounts	76,057,769	78,908,351
Certificates	145,806,988	130,569,373
Total deposits	$282,336,050	$270,088,096

Note 5:  Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted earnings per common share for the three- and nine-month periods ended March 31, 2008 and 2007.

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$898,111	$651,777	$2,584,162	$2,115,127

Average Common shares – outstanding basic	2,212,961	2,228,514	2,194,069	2,228,373
Stock options under treasury stock method	10,716	56,437	9,703	54,627
Average Common share – outstanding diluted	2,223,677	2,284,951	2,203,772	2,283,000

Basic earnings per common share	$0.41	$0.29	$1.18	$0.95
Diluted earnings per common share	$0.40	$0.29	$1.17	$0.93

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

Note 9:  Authorized Share Repurchase Program

In June, 2007, the Board of Directors authorized and announced the open-market or privately-negotiated stock repurchase of up to 110,000 shares of the Company’s outstanding stock.  As of March 31, 2008, a total of 49,343 shares have been repurchased.  The number of shares, as of March 31, 2008, held as treasury stock was 722,593.

Note 10:  Newly Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on July 1, 2007.  Implementation of the new Standard did not have a material impact on the Company’s financial statements.  The Company files income tax returns in the U.S. federal jurisdiction and the state of Missouri.  As of May 13, 2008, the open tax years under FIN 48 are 2006, 2005, and 2004.  These tax years correspond to our fiscal years ended 2007, 2006, and 2005.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Management has evaluated the requirements of SFAS No. 157 and believes it will not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Management is reviewing the impact the adoption of the Issue will have on the Company’s financial results.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 157. Management has evaluated the requirements of SFAS No. 159 and believes it will not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” (“SFAS No. 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS No. 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. Management is currently evaluating the impact of SFAS No. 141(R) on its accounting for future acquisitions; management has evaluated the requirements of SFAS No. 160 and believes it will not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS 161 on Company’s consolidated financial statements.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at March 31, 2008, and the results of operations for the three- and nine-month periods ended March 31, 2008 and 2007, respectively.

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

During the first nine months of fiscal 2008, we grew our balance sheet by $25.2 million, which was consistent with the Company’s growth strategies.  This additional growth reflected an $18.9 million increase in total net loans, an $8.7 million increase in investments, a $12.2 million increase in deposits, and a $10.4 million increase in borrowed funds.  The growth in loans was primarily due to residential and commercial real estate loan originations.  The increase in borrowed funds was primarily in the form of both Federal Home Loan Bank (FHLB) borrowings and securities sold under agreements to repurchase, and was used primarily to fund loan and investment growth.

Our net income for the third quarter of fiscal 2008 increased 37.8% to $898,000, as compared to $652,000 earned during the same period of the prior year.  The increase in net income compared to the year-ago period was primarily due to a 25.3% increase in net interest income and a 16.5% increase in non-interest income, partially offset by a 250.0% increase in loan loss provisions and a 5.2% increase in non-interest expense.  Diluted earnings per share for the third quarter of fiscal 2008 were $0.40, as compared to $0.29 for the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, net income increased 22.2% to $2.58 million, as compared to $2.12 million earned during the same period of the prior year.  The increase in net income compared to the year-ago period was primarily due to a 15.2% increase in net interest income and a 9.1% increase in non-interest income, partially offset by a 6.8% increase in non-interest expense and a 71.9% increase in loan loss provisions.  For the third quarter of fiscal 2008, our increase in net interest income was due primarily to an increase in average interest rate spread, as well as an increase in average interest-earning assets.  For the fiscal year-to-date, the increase in net interest income was due primarily to an increase in average interest-earning assets, as well as an increase in average interest rate spread.
Short-term market interest rates declined significantly during the first nine months of fiscal 2008, following increases during the previous two fiscal years. After two years of increases left the targeted overnight lending rate at 5.25% in June 2006, the Federal Open Market Committee of the Federal Reserve Bank (FOMC) held the rate steady until September 2007, when it cut the rate by 50 basis points, to 4.75%, and then followed with another 50 basis points in cuts from October to December, lowering the rate to 4.25%.  In January, the FOMC cut the targeted Fed Funds rate another 125 basis points (including one unscheduled meeting), to 3.00%, and then lowered the rate an additional 75 basis points in March, to 2.25%.  Subsequently, a market consensus has emerged which indicates that the Fed has neared the end of the easing cycle, prompting a sell-off in treasuries, sending the yield curve higher.  From July 1, 2007, to March 17, 2008, rates on short term treasuries declined based on investor expectations regarding short-term monetary policy.  At July 1, 2007, the six-month treasury bill, two-year treasury note, and ten-year treasury bond each yielded about 5%; at March 17, 2008, immediately prior to the FOMC meeting, the yield was off approximately 370 basis points on the six-month bill, and 365 basis points on the two-year note, while the ten-year bond yield had declined about 165 basis points. The result was a generally steepened yield curve.  In this rate environment, our net interest margin increased 42 basis points when comparing the third quarter of fiscal 2008 with the corresponding period in fiscal 2007; comparing the first nine months of fiscal 2008 to the corresponding period in fiscal 2007, our margin increased 20 basis points.  Subsequent to the quarter end, the FOMC cut rates by an additional 25 basis points on April 30, 2008.  The changing assumptions about the direction of monetary policy following the mid-March meeting of the FOMC prompted a significant sell-off in treasuries that has increased rates across the yield curve.  The six-month treasury bill is yielding 1.64% at April 30, 2008, up from 1.31% at March 17, 2008.  Similarly, the two-year treasury note is yielding 2.29%, up from 1.35%, and the ten-year bond is yielding 3.77%, up from 3.34%.  The Company believes rate cuts to date have had and will continue to have a positive impact on our results of operations, but additional rate cuts could bring the short end of the yield curve to a point at which we cannot maintain our historical pricing margins on deposit products, which may have a negative impact on operating results.

The Company’s net income is also affected by the level of non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses.  During the three- and nine-month periods ended March 31, 2008, non-interest income increased 16.5% and 9.1%, respectively, compared to the same periods of the prior fiscal year, primarily due to increased non-sufficient funds activity, debit card and ATM transaction fee income, and payment of loan late charges, and was partially offset by decreased secondary market residential real estate loan fee income.  Non-interest expense increased during the three- and nine-month periods ended March 31, 2008, by 5.2% and 6.8%, respectively, compared to the same periods of the prior fiscal year, primarily in the categories of compensation and benefits, data processing, accounting services, and additional charges for debit card activity, as well as charges to amortize the Company’s investments in tax credits, and were partially offset by lower advertising expenses, legal expenses, losses on the disposition of foreclosed real estate, and other miscellaneous expenses.

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

Comparison of Financial Condition at March 31, 2008, and June 30, 2007

The Company’s total assets increased by $25.2 million, or 6.6%, to $405.2 million at March 31, 2008, as compared to $379.9 million at June 30, 2007.  Loans, net of the allowance for loan losses, increased $18.9 million, or 6.1%, to $331.0 million, as compared to $312.1 million at June 30, 2007.  Residential real estate loans grew by $8.9 million, while commercial real estate loans grew by $8.3 million.  The Company continues to focus on origination of commercial and commercial real estate loans.  Investment balances increased by $8.7 million, or 24.8%, to $43.5 million, as compared to $34.9 million at June 30, 2007.  Additional collateral requirements due to increased public funds deposits and securities sold under agreements to repurchase prompted the increase, which was also timed to take advantage of historically wide spreads available on some investment purchases.  Cash and cash equivalent balances decreased $2.4 million, or 33.1%, to $4.9 million, as compared to $7.3 million at June 30, 2007.

Asset growth during the first nine months of fiscal 2008 has been funded primarily with deposit growth; deposits increased $12.2 million, or 4.5%, to $282.3 million at March 31, 2008, compared to $270.1 million at June 30, 2007.  The increase in deposits was due to a $15.2 million increase in certificates of deposit, and a $1.4 million increase in checking accounts, partially offset by a $4.7 million decrease in money market savings and money market deposit accounts.  FHLB advances totaled $59.5 million at March 31, 2008, compared to $54.0 million at June 30, 2007, an increase of $5.5 million, or 10.2%.  Securities sold under agreements to repurchase totaled $22.7 million at March 31, 2008, an increase of $4.9 million, or 27.6%, compared to $17.8 million at June 30, 2007.

Total stockholders’ equity increased $2.4 million, or 8.2%, to $31.1 million at March 31, 2008, as compared to $28.7 million at June 30, 2007.  The increase was primarily due to retention of net income, an increase in the market value of the available-for-sale investment portfolio, and the exercise of stock options outstanding, partially offset by purchases of treasury stock and cash dividends paid.

Average Balance Sheet for the Three- and Nine-Month Periods Ended March 31, 2008 and 2007

The tables below present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and nine-month periods ending March 31, 2008 and 2007.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended March 31, 2008			Three-month period ended March 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 227,601,634	$ 4,201,486	7.38	$ 215,533,626	$ 3,752,953	6.96
Other loans (1)	97,041,925	1,555,271	6.41	85,686,740	1,708,654	7.98
Total net loans	324,643,559	5,756,757	7.09	301,220,366	5,461,607	7.25
Mortgage-backed securities	23,509,298	294,284	5.01	12,973,101	137,151	4.23
Investment securities (2)	21,849,724	298,506	5.46	28,381,672	308,561	4.35
Other interest earning assets	8,002,491	36,137	1.81	3,975,937	12,573	1.26
Total interest earning assets (1)	378,005,072	6,385,684	6.76	346,551,076	5,919,892	6.83
Other noninterest earning assets (3)	21,910,487	-		21,841,846	-
Total assets	$ 399,915,559	$ 6,385,684		$ 368,392,922	$ 5,919,892

Interest bearing liabilities:
Savings accounts	$ 76,063,709	$ 551,764	2.90	$ 69,522,269	$ 635,662	3.66
NOW accounts	33,218,035	107,591	1.30	31,968,193	104,372	1.31
Money market deposit accounts	5,882,984	26,654	1.81	7,004,647	32,753	1.87
Certificates of deposit	144,823,148	1,587,492	4.38	124,655,663	1,486,413	4.77
Total interest bearing deposits	259,987,876	2,273,501	3.50	233,150,772	2,259,200	3.88
Borrowings:
Securities sold under agreements to repurchase	24,877,685	183,894	2.96	13,007,560	157,609	4.85
FHLB advances	55,507,418	717,801	5.17	67,123,333	901,873	5.37
Subordinated debt	7,217,000	134,625	7.46	7,217,000	146,298	8.11
Total interest bearing liabilities	347,589,979	3,309,821	3.81	320,498,665	3,464,980	4.32
Noninterest bearing demand deposits	19,687,209	-		17,126,798	-
Other noninterest bearing liabilities	2,230,731	-		2,483,431	-
Total liabilities	369,507,919	3,309,821		340,108,894	3,464,980
Stockholders’ equity	30,407,640	-		28,284,028	-
Total liabilities and stockholders' equity	$ 399,915,559	$ 3,309,821		$ 368,392,922	$ 3,464,980

Net interest income		$ 3,075,863			2,454,912

Interest rate spread (4)			2.95			2.51
Net interest margin (5)			3.25			2.83

Ratio of average interest-earning assets to average interest-bearing liabilities	108.75%			108.13%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.3 million and $7.2 million, respectively, for the three-month period ending March 31, 2008, as compared to $8.7 million and $6.9 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets

	Nine-month period ended March 31, 2008			Nine-month period ended March 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest earning assets:
Interest earning assets:
Mortgage loans (1)	$228,684,296	$12,394,476	7.23	$207,684,526	$10,795,135	6.93
Other loans (1)	91,470,307	5,193,130	7.57	86,330,841	5,220,718	8.06
Total net loans	320,154,603	17,587,607	7.32	294,015,367	16,015,853	7.26
Mortgage-backed securities	16,150,551	575,510	4.75	13,494,035	429,193	4.24
Investment securities (2)	24,862,322	877,073	4.70	28,298,712	935,225	4.41
Other interest earning assets	4,954,588	55,365	1.49	3,583,814	28,125	1.05
Total interest earning assets (1)	366,122,064	19,095,555	6.95	339,391,928	17,408,396	6.84
Other noninterest earning assets (5)	22,735,868	-		21,715,573	-
Total assets	$388,857,932	$19,095,555		$361,107,501	$17,408,396

Interest bearing liabilities:
Savings accounts	$76,769,613	$2,000,155	3.47	$70,505,922	$1,966,678	3.72
NOW accounts	31,432,785	318,762	1.35	30,318,220	293,243	1.29
Money market accounts	5,827,998	81,591	1.87	7,476,563	109,643	1.96
Certificates of deposit	138,444,378	4,875,629	4.70	124,326,362	4,290,649	4.60
Total interest bearing deposits	252,474,774	7,276,137	3.84	232,627,067	6,660,213	3.82
Borrowings:
Securities sold under agreements to repurchase	19,991,918	583,880	3.89	11,141,472	404,663	4.84
FHLB advances	57,936,191	2,318,263	5.34	62,572,723	2,539,401	5.41
Subordinated debt	7,217,000	438,767	8.11	7,217,000	446,562	8.25
Total interest bearing liabilities	337,619,883	10,617,047	4.19	313,558,262	10,050,839	4.27
Noninterest bearing demand deposits	19,287,767	-		17,857,901	-
Other noninterest bearing liabilities	2,333,157	-		2,034,545	-
Total liabilities	359,240,807	10,617,047		333,450,708	10,050,839
Stockholders’ equity	29,617,125	-		27,656,793	-
Total liabilities and stockholders' equity	388,857,932	$10,617,047		361,107,501	$10,050,839

Net interest income		8,478,508			7,357,557

Interest rate spread (3)			2.76			2.57
Net interest margin (4)			3.09			2.89

Ratio of average interest-earning assets to average interest-bearing liabilities	108.44%			108.24%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.5 million and $7.1 million, respectively, for the nine-month period ending March 31, 2008, as compared to $8.8 million and $6.8 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three- and six-month periods ended March 31, 2008 and 2007

General.  Net income for the three- and nine-month periods ended March 31, 2008, was $898,000 and $2.58 million, respectively, increases of $246,000, or 37.8%, and $469,000, or 22.2%, as compared to net income of $652,000 and $2.12 million, respectively, earned during the same periods of the prior year.  Basic and diluted earnings per share were $0.41 and $0.40, respectively, for the third quarter of fiscal 2008, compared to $0.29 basic and diluted earnings per share for the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, basic and diluted earnings per share were $1.18 and $1.17, respectively, compared to $0.95 and $0.93, respectively, for the same period of the prior year.  Our annualized return on average assets for the three- and nine-month periods ended March 31, 2008, was .90% and ..89%, respectively, compared to .71% and .78%, respectively, for the same periods of the prior year.  Our return on average stockholders’ equity for the three- and nine-month periods ended March 31, 2008, was 11.8% and 11.6%, respectively, compared to 9.2% and 10.2%, respectively, for the same periods of the prior year.

Net Interest Income.  Net interest income for the three- and nine-month periods ended March 31, 2008, increased $621,000, or 25.3%, and $1.12 million, or 15.2%, respectively, as compared to the same periods of the prior year.  These increases reflected an expansion of our net interest rate spread, and our growth initiatives, which resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities.  Our interest rate spread was 2.95% for the three-month period ended March 31, 2008, as compared to 2.51% for the same period of the prior year; for the nine-month period ended March 31, 2008, our interest rate spread was 2.76%, as compared to 2.57% for the same period of the prior year.  For the three- and nine-month periods ended March 31, 2008, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.25% and 3.09%, respectively, compared to 2.83% and 2.89%, respectively, for the same periods of the prior year. The increase in interest rate spread for the three-month period ended March 31, 2008, resulted from a 51 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an eight basis point decrease in the average yield on interest-earning assets.  The increase in interest rate spread for the nine-month period ended March 31, 2008, resulted from an eleven basis point increase in the average yield on interest-earning assets, combined with an eight basis point decrease in the average cost of interest-bearing liabilities.  Expansion of our interest rate spread was attributed primarily to the faster re-pricing of liabilities (compared to assets) on the Company’s balance sheet, combined with the improved slope of the yield curve.

Interest Income.  Total interest income for the three- and nine-month periods ended March 31, 2008, was $6.4 million and $19.1 million, respectively, increases of $466,000, or 7.9%, and $1.7 million, or 9.7%, respectively, compared to the same periods of the prior year. The increases were due to increases of $31.5 million, or 9.1%, and $26.7 million, or 7.9%, respectively, in the average balance of interest-earning assets during the third quarter and first nine months of fiscal 2008, combined with an eleven basis point increase in the average yield on those assets for the first nine months of fiscal 2008, and partially offset by an eight basis point decrease in the average yield on those assets for the third quarter of fiscal 2008.  For the three- and nine-month periods ended March 31, 2008, the average interest rate on interest-earning assets was 6.76% and 6.95%, respectively, as compared to 6.83% and 6.84%, respectively, for the same periods of the prior year.

Interest Expense.  Total interest expense for the three-month period ended March 31, 2008, was $3.3 million, a decrease of $155,000, or 4.5%, compared to the same period of the prior fiscal year.  The decrease was due to a 51 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $27.1 million increase in the average balance of interest-bearing liabilities.  For the nine-month period ended March 31, 2008, total interest expense was $10.6 million, an increase of $566,000, or 5.6%, compared to the same period of the prior fiscal year.  The increase was due to an increase of $24.1 million, or 7.7%, in the average balance of interest-bearing liabilities, compared to the same period of the prior year, partially offset by an eight basis point decline in the average cost of funds, compared to the same period of the prior year.  For the three- and nine-month periods ended March 31, 2008, the average interest rate on interest-bearing liabilities was 3.81% and 4.19%, respectively, as compared to 4.32% and 4.27%, respectively, for the same periods of the prior year.  The increases in the average balances of interest-bearing liabilities was primarily due to funding needed for asset growth.

Provision for Loan Losses.  The provision for loan losses for the three- and nine-month periods ended March 31, 2008, was $350,000 and $550,000, respectively, as compared to $100,000 and $320,000, respectively, for the same periods of the prior year.  The increased provision was primarily due to management’s belief that it is appropriate to maintain larger reserves in light of continuing deterioration of the credit and housing markets.  In addition, the Company’s growth, over the last several years, in its commercial and commercial real estate loan portfolios has required increased provisions for loan losses, as those loan types generally carry additional risk.  In general, however, the Company does not anticipate that it will realize the level of credit problems that have been experienced by financial institutions more heavily involved in either subprime or Alt-A residential lending, or construction and development lending.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three- and nine-month periods ended March 31, 2008, increased $85,000, or 16.5%, and $149,000, or 9.1%, to $601,000 and $1.79 million, respectively, as compared to $516,000 and $1.64 million, respectively, for the same periods of the prior year.  The increases were primarily due to increased non-sufficient funds charges, debit card and ATM transaction fee income, and payment of loan late charges, and was partially offset by decreased secondary market residential real estate loan fee income.  NSF charges were up based on activity by depositors; debit card and ATM transaction fee income was up due to a greater preference for that type of transaction by our customer base, as well as due to the Company’s encouragement of that activity within our account products; late charges were up primarily due to a payoff on a single large commercial loan; and secondary market residential loan fee income was down due to a weakened real estate market and difficulties in obtaining approval for many prospective borrowers.

Non-interest Expense.  Non-interest expense for the three- and nine-month periods ended March 31, 2008, increased $97,000, or 5.2%, and $372,000, or 6.8%, to $1.99 million and $5.86 million, respectively, as compared to $1.89 million and $5.49 million, respectively, for the same periods of the prior year.  The increases in non-interest expense were primarily due to increased compensation and benefits expenses, data processing charges, expenses for accounting services, and additional charges for debit card activity, as well as charges to amortize the Company’s investments in tax credits, and were partially offset by lower advertising expenses, legal expenses, losses on the disposition of foreclosed real estate, and other miscellaneous expenses.  Compensation was up due to salary increases and additional personnel; data processing expenses were up due primarily to software costs.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 54.0% and 57.1%, respectively, for the three- and nine-month periods ended March 31, 2008, as compared to 63.6% and 61.0%, respectively, for the same periods of the prior year.

Income Taxes.  Provisions for income taxes for the three- and nine-month periods ended March 31, 2008, increased $112,000, or 34.0%, and $199,000, or 18.5%, to $442,000 and $1.27 million, respectively, as compared to $330,000 and $1.08 million, respectively, for the same periods of the prior year.  Our effective tax rate for the nine-month period ended March 31, 2008, was 33.0%, as compared to 33.7% for the same period of the prior year.  The decrease in the effective tax rate was attributable to the Company’s investment in tax-exempt securities and purchases of tax credits; the increase in tax provisions was due to increased pre-tax income, partially offset by the lower effective tax rate.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2008 and 2007:

	2008	2007
Balance, beginning of period	$2,537,659	$2,058,144
Loans charged off:
Residential real estate	(18,919)	(82,676)
Consumer	(40,883)	(45,589)
Gross charged off loans	(59,802)	(128,265)
Recoveries of loans previously charged off:
Residential real estate	792	3,728
Commercial business	162,851	21,051
Consumer	3,417	9,660
Gross recoveries of charged off loans	167,060	34,439
Net recoveries (charge offs)	107,258	(93,826)
Provision charged to expense	550,000	320,000
Balance, end of period	$3,194,917	$2,284,318

Ratio of net (recoveries) charge offs during the period	-0.03%	0.03%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $657,000 to $3.2 million at March 31, 2008, from $2.5 million at

June 30, 2007.  At March 31, 2008, the Bank had $4.2 million, or 1.03% of total assets adversely classified ($4.2 million classified “substandard”; none classified “doubtful” or “loss”), as compared to adversely classified assets of $1.1 million, or 0.30% of total assets at June 30, 2007, and $1.2 million, or 0.31% of total assets, adversely classified at March 31, 2007.  The increase in classified assets was due primarily to a single loan with an outstanding balance of $3.1 million, secured by commercial real estate and performing according to terms at March 31, 2008.  The loan was classified due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt.

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

	3/31/2008	6/30/2007	03/31/2007
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$-	$-	$11,000
Commercial real estate	-	20,000	43,000
Consumer	25,000	4,000	2,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	25,000	24,000	56,000
Foreclosed real estate or other real estate owned	38,000	111,000	233,000
Other repossessed assets	19,000	12,000	2,000
Total nonperforming assets	$82,000	$147,000	$291,000
Percentage nonperforming assets to total assets	0.02%	0.04%	0.08%
Percentage nonperforming loans to net loans	0.01%	0.01%	0.02%

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.  At March 31, 2008, the Company had outstanding commitments to fund approximately $55.6 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At March 31, 2008, the Bank had pledged its residential real estate loan portfolio with the FHLB for available credit of approximately $103.2 million, of which $59.5 million had been advanced.   In addition, the Bank has the ability to pledge several of its other loan portfolios, including commercial real estate, home equity, and commercial business loans, which could provide additional collateral for an additional $91.1 million in borrowings at March 31, 2008.  In total, FHLB borrowings are generally limited to 40% of Bank assets (as of January 2008), or $161.1 million, which means $101.6 million in borrowings remain available.  Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of March 31, 2008, and June 30, 2007, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.”  As of March 31, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized.”  There were no conditions or events since the FDIC notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital (to Risk-Weighted Assets)	$34,098,000	11.93%	$23,570,000	8.00%	$29,462,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	31,958,000	10.85%	11,785,000	4.00%	17,677,000	6.00%

Tier I Capital (to Average Assets)	31,958,000	8.09%	15,808,000	4.00%	19,761,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 32,420,000	11.81%	$ 21,954,000	8.00%	$ 27,443,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	29,882 ,000	10.89%	10,977,000	4.00%	16,466,000	6.00%

Tier I Capital (to Average Assets)	29,882,000	8.10%	14,756,000	4.00%	18,445,000	5.00%

PART I: Item 3:  Quantitative and Qualitative Disclosures About Market Risk
SOUTHERN MISSOURI BANCORP, INC.

Asset and Liability Management and Market Risk

The goal of the Company’s asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Bank to an excessive level of interest rate risk.  The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results.  The primary asset/liability management strategy has been to focus on matching the anticipated re-pricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

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

During the first nine months of fiscal year 2008, fixed rate residential loan production totaled $16.1 million, as compared to $12.2 million during the same period of the prior year.  At March 31, 2008, the fixed rate residential loan portfolio was $98.0 million with a weighted average maturity of 205 months, as compared to $89.2 million at March 31, 2007, with a weighted average maturity of 196 months.  The Company originated $6.5 million in adjustable-rate residential loans during the nine-month period ended March 31, 2008, as compared to $5.0 million during the same period of the prior year.  At March 31, 2008, fixed rate loans with remaining maturities in excess of 10 years totaled $81.8 million, or 24.7% of net loans receivable, as compared to $73.0 million, or 24.2% of net loans receivable at March 31, 2007.  The Company originated $43.0 million of fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2008, as compared to $53.2 million during the same period of the prior year.  At March 31, 2008, the fixed rate commercial and commercial real estate loan portfolio was $112.3 million with a weighted average maturity of 29 months, compared to $83.7 million at March 31, 2007, with a weighted average maturity of 33 months.  The Company originated $35.9 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2008, as compared to $34.6 million during the same period of the prior year.  At March 31, 2008, adjustable-rate home equity lines of credit totaled $7.4 million, as compared to $6.3 million at March 31, 2007.  Over the last several years, the Company had maintained a relatively short weighted average life of its investment portfolio; however, in anticipation of the current declining rate environment, management began to expand the portfolio’s duration during this fiscal year.  At March 31, 2008, the portfolio’s weighted-average life stands at 4.9 years, compared to 2.9 years at March 31, 2007.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.  As the Company believed the Federal Reserve’s Open Market Committee was approaching the peak of the interest rate cycle in 2006, management began to avoid extending maturities of deposits and borrowings.  As rates have been lowered recently, management has re-evaluated this strategy, locking in some long-term borrowing costs, and expects to continue to do so during the remainder of the fiscal year.  The company remains “liability-sensitive,” in that our liabilities generally re-price more quickly than our assets.  As we reach what we expect to be the bottom of the current interest rate cycle, it is expected that management will seek to reduce the amount of sensitivity, using both traditional means (e.g., longer-term borrowings or certificates of deposit) and derivative products (e.g., interest rate swaps).

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2008, management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$25,178	$(12,223)	-33%	6.21%	-2.12%
+200	29,901	(7,500)	-20%	7.08%	-1.25%
+100	34,282	(3,119)	-8%	7.85%	-0.48%
NC	37,401	-	-	8.33%	-
-100	38,792	1,391	4%	8.50%	0.17%
-200	40,065	2,664	7%	8.92%	0.59%
-300	41,830	4,492	12%	9.49%	1.16%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2008, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting.  We are in the process of completing documentation of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our Annual Report on Form 10-K for the fiscal year ending June 30, 2008.  In addition, our independent accountants must report on management’s evaluation of its internal control over financial reporting beginning June 30, 2010, according to the latest proposal from the SEC.  Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that, if any control deficiencies are identified, they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported.  In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal, and other costs, and to divert management resources from core business operations.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/01/200 thru 1/31/2008	735	14.00	735	91,300
2/01/2008 thru 2/29/2008	1,814	14.00	1,814	60,657
3/01/2008 thru 3/31/2008	-	-	-	60,657
Total	2,549	14.00	2,549	60,657

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

++       Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
+++     Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994
*          Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date:                May 13, 2008                                                              /s/ James W. Tatum
James W. Tatum
Chairman of the Board of Directors

Date:                May 13, 2008                                                              /s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and Accounting Officer)