Form 10-K
period 2008-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2008-09-29
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008 OR

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
YES __   NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES __ NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES __   NO  X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $23.4 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 12, 2008, there were issued and outstanding 2,210,833 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K – Annual Report to Stockholders for the fiscal year ended June 30, 2008.
Part III of Form 10-K – Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

At June 30, 2008, the Company had total assets of $417.8 million, total deposits of $292.3 million and stockholders' equity of $30.5 million.  The Company has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.  The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMO's and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

·	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

·	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

·	inflation, interest rate, market and monetary fluctuations;

·
the  timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

·	the willingness of users to substitute our products and services for products and services of our competitors;

·	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

·	the impact of technological changes;

·	acquisitions;

·	changes in consumer spending and saving habits; and

·	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and seven additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri.  The Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Scott, Mississippi, New Madrid, Wayne, and Pemiscot Counties in Missouri, and Mississippi and Clay Counties in Arkansas.  The Bank's market area has a population of approximately 200,000.  The largest employers in the Bank's primary market area are the Poplar Bluff Regional Medial Center, employing approximately 1,500 persons, and Briggs & Stratton, a small engine manufacturing facility employing approximately 1,300 persons.  Other major employers include Noranda Aluminum, Visiting Nurse Association, Good Humor-Breyers, Gates Rubber, John Pershing VA Hospital, Nordyne, the Poplar Bluff School District, the Missouri Delta Medical Center, Wal-Mart Stores, Mid-Continent Nail, Tyson Foods, and ArvinMeritor.  The Bank's market area is primarily rural in nature and relies heavily on the manufacturing industries and agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

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

Selected Consolidated Financial Information

This information is incorporated by reference from pages 9 and 10 of the 2008 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

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

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels.  See "Regulation - Loans to One Borrower."  At June 30, 2008, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $9.6 million.  At June 30, 2008, the Bank's five largest extensions of credit to one entity ranged from $6.3 million to $8.6 million, net of participation interests sold.  The majority of these credits were commercial, commercial real estate, or multi-family real estate loans and all of them were performing according to their terms.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$149,340	43.53%	$135,288	43.35%	$127,205	45.28%
Commercial real estate	85,860	25.03	77,723	24.91	65,374	23.27
Construction	13,945	4.06	7,981	2.56	10,868	3.87
Total mortgage loans	$249,145	72.62	$220,992	70.82	$203,447	72.42

Other Loans:
Automobile loans	8,872	2.59	9,462	3.03	10,428	3.71
Commercial business	81,575	23.78	76,053	24.37	65,109	23.18
Home equity	8,213	2.39	6,548	2.10	7,007	2.49
Other	4,439	1.29	3,407	1.09	2,671	0.95
Total other loans	103,099	30.05	95,470	30.59	85,215	30.33

Total loans	$352,244	102.67	$316,462	101.41	$288,662	102.75

Less:
Undisbursed loans in process	$5,668	1.65	$1,913	0.61	$5,738	2.04
Deferred fees and discounts	(61)	(0.02)	(52)	(0.02)	(65)	(0.02)
Allowance for loan losses	3,567	1.04	2,538	0.81	2,058	0.73
Net loans receivable	$343,070	100.00%	$312,063	100.00%	$280,931	100.00%

Type of Security:
Residential real estate
One-to four-family	$154,403	45.01%	$137,289	43.99%	$134,111	47.74%
Multi-family	22,971	6.70	6,205	1.99	1,571	0.56
Commercial real estate	58,365	17.01	63,139	20.23	54,544	19.41
Land	24,891	7.26	16,187	5.19	14,177	5.04
Commercial	68,379	19.93	74,226	23.79	64,153	22.84
Consumer and other	23,235	6.77	19,416	6.22	20,106	7.16
Total loans	$352,244	102.67	$316,462	101.41	$288,662	102.75

Less:
Undisbursed loans in process	$5,668	1.65	$1,913	2.04	$5,738	2.04
Deferred fees and discounts	(61)	(0.02)	(52)	(0.02)	(65)	(0.02)
Allowance for loan losses	3,567	1.04	2,538	0.81	2,058	0.73
Net loans receivable	$343,070	100.00%	$312,063	100.00%	$280,931	100.00%

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$108,052	31.50%	$97,922	31.38%	$88,261	31.42%
Commercial real estate	63,983	18.65	46,410	14.87	25,667	9.13
Construction	13,005	3.79	5,329	1.71	6,536	2.33
Consumer	13,280	3.87	12,821	4.11	13,059	4.65
Commercial business	59,796	17.43	40,167	12.87	25,315	9.01

Total fixed-rate loans	258,116	75.24	202,649	64.94	158,838	56.54

Adjustable-Rate Loans:
Residential real estate	41,288	12.03	37,366	11.98	38,944	13.86
Commercial real estate	21,877	6.38	31,313	10.03	39,706	14.13
Construction	940	0.27	2,652	0.85	4,333	1.54
Consumer	8,244	2.40	6,595	2.11	7,047	2.51
Commercial business	21,779	6.35	35,887	11.50	39,794	14.17

Total adjustable-rate loans	94,128	27.43	113,813	36.47	129,824	46.21

Total Loans	352,244	102.67	316,462	101.41	288,662	102.75

Less:
Undisbursed loans in process	5,668	1.65	1,913	0.61	5,738	2.04
Net deferred loan fees	(61)	(0.02)	(52)	(0.02)	(65)	(0.02)
Allowance for loan loss	3,567	1.04	2,538	0.81	2,058	0.73
Net loans receivable	$343,070	100.00%	$312,063	100.00%	$280,931	100.00%

One- to Four-Family Residential Mortgage Lending.  The Bank actively originates loans for the acquisition or refinance of one- to four-family residences.  These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns.  At June 30, 2008, net mortgage loans secured by one- to four-family residences totaled $136.7 million, or 39.9% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans.  During the year ended June 30, 2008, the Bank originated $9.9 million of ARM loans and $22.0 million of fixed-rate loans that were secured by one- to four-family residences.  Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

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

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly.  These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments.  A significant change in the interest rate environment can alter the average life of a residential loan portfolio.  The one- to four-family fixed-rate loans do not contain prepayment penalties.  Most are written using secondary market guidelines.  At June 30, 2008, one- to four-family loans with a fixed rate totaled $98.6 million, and had a weighted-average maturity of 207 months.

The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years.  Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT").  Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index.  Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors.  As a consequence of using interest rate caps, discounted initial rates and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds.   At June 30, 2008, loans tied to the CMT index totaled $35.1 million.

Until 1999, most of the owner occupied residential loans originated by the Bank repriced annually at a margin of 2.50% or 2.75% over the 11th district cost of funds index or the Bank's internal cost of funds, while non-owner occupied residential loans typically repriced at a margin of 3.00% to 3.75% over these same indices.  The maximum annual interest rate adjustment on these ARMs was typically limited to a 1.00% to 2.00% adjustment, while the maximum lifetime adjustment was generally limited to 5.00% to 6.00%.  Generally, each of these indices are considered a "lagging" index because they adjust more slowly to changes in market interest rates than most other indices.  At June 30, 2008, loans tied to these indices totaled $3.3 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan.  During fiscal 2008, most properties securing real estate loans made by the Bank had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors.  The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan.  Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

Commercial Real Estate Lending.  The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area.  At June 30, 2008, the Bank had $85.9 million in commercial real estate loans, which represented 25.0% of net loans receivable.

Commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments.  Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity.  Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate or the one year CMT.  The Bank’s fixed-rate commercial real estate portfolio has a weighted average maturity of 34.7 months.  Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate.  Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property.  Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself.  Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans.  The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending.  The Bank originates real estate loans secured by property or land that is under construction or development.  At June 30, 2008, the Bank had $13.9 million, or 4.1% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by permanent mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development or owner-operated commercial real estate.  At June 30, 2008, the Bank had $13.9 million in construction loans, $5.6 million of which were secured by one- to four-family residential real estate (of which $2.1 million was for speculative construction), $1.6 million of which were secured by commercial real estate and $5.7 million of which were secured by multi-family real estate.  An additional $1.0 million is secured by an assignment of a lease agreement between the borrower/builder and a local government entity.  The Bank’s increase in construction loans is primarily due to one multi-family development with an outstanding balance of $1.6 million and undisbursed commitments of $3.4 million.  During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

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

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits.  The Bank originates substantially all of its consumer loans in its primary market area.  Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years.  At June 30, 2008, the Bank's consumer loan portfolio totaled $21.5 million, or 6.3% of net loans receivable.

Home equity loans represented 38.2% of the Bank's consumer loan portfolio at June 30, 2008, and totaled $8.2 million, or 2.4% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis.  Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history.  At June 30, 2008, lines of credit up to 80% of the property value represented 77.6% of outstanding balances, and 79.0% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 20.2% of outstanding balances and 19.5% of balances and commitments; and lines of credit in excess of 90% of the property value represented 2.2% of outstanding balances and 1.5% of balances and commitments.

Automobile loans represented 41.2% of the Bank's consumer loan portfolio at June 30, 2008, and totaled $8.9 million, or 2.6% of net loans receivable.  Of that total, $716,000 represented loans originated by auto dealers.  These loans generally pay a negotiated fee back to the dealer.  Typically, automobile loans are made for terms of up to 60 months for new and used vehicles.  Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending.  At June 30, 2008, the Bank also had $81.6 million in commercial business loans outstanding, or 23.8% of net loans receivable.  The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

The Bank currently offers both fixed and adjustable rate commercial business loans.  At year end, the Bank had $59.8 million in fixed rate and $21.8 million of adjustable rate commercial business loans.  The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest.  The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements.  The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2008.  Commitments to extend credit totaled $51.5 million at June 30, 2008.

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)
Federal Home Loan Bank advances	$5,550	$34,000	$6,000	$18,500	$64,050
Certificates of deposit	130,025	13,457	6,876	---	150,358
Total	$135,575	$47,457	$12,867	$18,500	$214,408

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(In Thousands)
Construction loans in process	$5,668	$ ---	$ ---	$ ---	$5,668
Other commitments	39,493	607	876	4,864	45,840
	$45,161	$607	$876	$4,864	$51,508

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2008 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Mortgage loans that have adjustable rates are shown as maturing at their next repricing date.  Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$27,781	$26,194	$15,373	$79,992	$149,340
Commercial real estate	40,021	39,101	3,585	3,152	85,859
Construction	13,622	323	---	---	13,945
Consumer	6,223	10,744	4,558	---	21,525
Commercial business	49,874	30,721	448	532	81,575
Total loans	$137,521	$107,083	$23,964	$83,676	$352,244

As of June 30, 2008, loans with a maturity date after June 30, 2009 with fixed interest rates totaled $182.5 million, and loans with a maturity date after June 30, 2009 with adjustable rates totaled $84.2 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers.  Loan applications are taken and processed at each of the Bank's full-service locations.  The Bank began offering secondary market loans, which are also originated by the Bank’s staff, to customers during fiscal year 2002.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market.  In fiscal 2008, the Bank originated

$123.6 million of loans, compared to $130.9 million and $120.0 million in fiscal 2007 and 2006, respectively.  Of these loans, mortgage loan originations were $82.2 million, $77.8 million and $74.0 million in fiscal 2008, 2007 and 2006, respectively.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards.  In fiscal 2008, the Bank purchased $17.7 million of new loans.  At June 30, 2008, loan participations totaled $28.9 million, or 8.4% of net loans receivable.  At June 30, 2008, all of these participations were performing in accordance to their respective terms.  The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Total loans at beginning of period	$316,462	$288,662	$273,174
Loans originated:
One-to four-family residential	31,879	29,935	31,079
Multi-family residential and commercial real estate	39,518	36,976	32,754
Construction loans	10,815	10,887	10,143
Commercial and industrial	25,350	38,342	36,265
Consumer and others	16,065	14,803	9,728
Total loans originated	123,627	130,943	119,969

Loans purchased:
Total loans purchased	17,725	14,220	4,118

Loans sold:
Total loans sold	(4,566)	(10,599)	(5,184)

Principal repayments	(90,425)	(98,655)	(97,141)
Participation principal repayments	(9,925)	(7,820)	(6,018)

Foreclosures	(654)	(289)	(256)
Net loan activity	35,782	27,800	15,488

Total loans at end of period	$352,244	$316,462	$288,662

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit.  Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and standby letters-of-credit.  The Bank had outstanding net loan commitments of approximately $51.5 million at June 30, 2008.  See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

Loan Fees

         In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans.  Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2008.

	Loans Delinquent For:
	60-89 Days		90 Days and Over			Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts		Numbers	Amounts
	(Dollars in thousands)

Residential real estate	13	$770	---	$	---	13	$770
Commercial real estate	2	211	---		---	2	211
Commercial non-real estate	1	---	---		---	1	---
Other consumer	6	16	2		6	8	22
Totals	22	$997	2		$6	24	$1,003

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

At June 30, 2008, the Bank had one loan on which interest was not being accrued, in accordance with SFAS No. 114 as amended by SFAS No. 118.  The Bank would have recorded a nominal amount of interest income during the years ended June 30, 2008 and 2007, and 2006, on non-accrual loans, if these loans had been performing in accordance with their terms during such periods.  Interest income recognized on non-accrual loans for the years ended June 30, 2008, 2007, and 2006, was considered nominal.

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.  At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2008		2007		2006		2005	2004
	(Dollars in thousands)

Nonaccruing loans:
Residential real estate	$	---	$	---	$	---	$52	$	---
Commercial real estate		---		---		--	---		---
Consumer		---		2		51	41		4
Commercial business		---		---		---	334		---
Total		---		$2		$51	$427		$4

Loans 90 days past due accruing interest:
Residential real estate	$	---	$	---	$	---	$78		$114
Commercial real estate		---		20		--	---		---
Consumer		6		4		2	6		17
Commercial business		---		---		---	60		---
Total		$6		$24		$2	$144		$131

Total nonperforming loans		$6		$26		$53	$571		$135

Foreclosed assets held for sale:
Real estate owned		$38		$111		$200	$87		$163
Other nonperforming assets		24		11		16	7		17
Total nonperforming assets		$68		$148		$269	$665		$315

Total nonperforming loans to net loans		0.00%		0.01%		0.02%	0.21%		0.05%
Total nonperforming loans to net assets		0.00%		0.01%		0.02%	0.17%		0.04%
Total nonperforming assets to total assets		0.02%		0.04%		0.08%	0.20%		0.10%

Real Estate Owned.  Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs.  If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer.  Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations.  At June 30, 2008, the Company's balance of real estate owned totaled $38,000 and included two residential properties.

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

On the basis of management's review of the assets of the Company, at June 30, 2008, classified assets totaled $4.5 million, or 1.07% of total assets as compared $1.1 million, or 0.30% of total assets at June 30, 2007.  The full amount classified as of June 30, 2008, was considered substandard.  At June 30, 2008, one loan relationship with outstanding classified balances of $3.5 million, secured by commercial and agricultural real estate, was classified due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt.  The relationship was performing in accordance with its terms at June 30, 2008.  Three additional, commercial lending relationships, which in the aggregate totaled $1.0 million, were classified due to the same reason, and were also performing in accordance with terms at June 30, 2008.

Other Loans of Concern.  In addition to the non-performing assets discussed above, there was also an aggregate of $86,000 in loans (most were commercial real estate relationships) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets.

Allowance for Loan Losses.  The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored.  Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses.  These provisions for loan losses are charged against earnings in the year they are established.  The Bank had an allowance for loan losses at June 30, 2008, of $3.6 million, which represented 5,305% of nonperforming assets as compared to an allowance of $2.5 million, which represented 1,712% of nonperforming assets at June 30, 2007.  See "Item 3. Legal Proceedings" for a discussion of the fiscal 2005 impact on the Bank of allegedly fraudulent actions by a significant borrower.

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

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance at beginning of period	$2,538	$2,058	$2,016	$1,978	$1,836
Recoveries
Residential real estate	1	1	---	5	---
Commercial real estate	---	---	---	---	---
Commercial business	168	22	11	---	2
Consumer	14	15	54	39	24
Total recoveries	183	38	65	44	26

Charge offs:
Residential real estate	34	83	57	7	39
Commercial real estate	---	---	---	---	9
Commercial business	5	24	374	4,687	16
Consumer	55	56	147	127	95
Total charge offs	94	163	578	4,821	159

Net recoveries (charge offs)	89	(125)	(513)	(4,777)	(133)
Provision for loan losses	940	605	555	4,815	275

Balance at end of period	$3,567	$2,538	$2,058	$2,016	$1,978

Ratio of allowance to total loans outstanding at the end of the period	1.03%	0.81%	0.73%	0.75%	0.80%
Ratio of net charge offs to average loans outstanding during the period	(0.03)%	0.09%	0.19%	1.84%	0.06%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$626	42.40%	$279	42.98%	$205	44.07%	$225	46.04%	$219	48.29%
Construction	88	3.96	70	2.52	81	3.76	67	3.13	60	2.97
Commercial real estate	969	24.37	774	24.49	619	22.65	595	21.28	634	22.14
Consumer	333	6.11	256	6.10	293	6.97	306	7.84	321	8.48
Commercial business	1,320	23.16	935	23.91	857	22.55	770	21.71	743	18.12
Unallocated	231	---	234	---	3	---	53	---	1	---
Total allowance for loan losses	$3,567	100.00%	$2,538	100.00%	$2,058	100.00%	$2,016	100.00%	$1,978	100.00%

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction.  The Board of Directors reviews all investment transactions.  All investment purchases are identified as available-for-sale ("AFS") at the time of purchase.  The Company has not classified any investment securities as hold-to-maturity over the last five years.  Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity.  At June 30, 2008, AFS securities totaled $39.9 million (excluding FHLB stock).  For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

Presently, the Company has no high risk derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Investment and Other Securities.  At June 30, 2008, the Company's investment securities portfolio totaled $15.2 million, or 3.6% of total assets as compared to $27.2 million, or 7.2% of total assets at June 30, 2007.  During 2008, the Bank had $20.0 million in maturities and $8.3 million in security purchases.  Of the securities that matured, $11.3 million was called for early redemption.  At June 30, 2008, the investment securities portfolio included $4.0 million in U.S. government and government agency bonds and $6.0 million in municipal bonds, $5.2 million of which are subject to early redemption at the option of the issuer.  The remaining portfolio consists of $3.3 million in FHLB stock, $1.6 million in trust preferred collateralized debt obligations, and $0.3 million in FHLMC preferred stock.  On September 15, 2008, subsequent to the fiscal year end, the Company announced that, based on the placement of the FHLMC into conservatorship by the U.S. Treasury Department and the coinciding indefinite suspension of dividend payments on its preferred stock obligations, its holdings of FHLMC preferred stock were considered other-than-temporarily impaired.  The Company's announcement indicated that it expected a pre-tax impairment charge of approximately $300,000 to be recorded during the quarter ending September 30, 2008.  See the September 15, 2008, 8-K filing for more information.  Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2008, excluding the FHLB stock, was 116 months.

Mortgage-Backed Securities.  At June 30, 2008, MBS totaled $28.0 million, or 6.7%, of total assets as compared to $10.7 million, or 2.8%, of total assets at June 30, 2007.  During fiscal 2008, the Bank had maturities and prepayments of $4.7 million and had purchases of $22.1 million in MBS.  At June 30, 2008, the MBS portfolio included $276,000 in adjustable-rate MBS, $23.8 million in fixed-rate MBS and $4.0 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test.  Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2008 was 52 months.  Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2008		2007		2006
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
			(Dollars in thousands)

U.S. government and government agencies	$4,019	26.39%	$21,484	78.91%	$20,164	75.80%
State and political subdivisions	6,031	39.59	2,016	7.40	850	3.19
FNMA preferred stock	---	---	---	---	1,000	3.76
FHLMC preferred stock	295	1.94	---	---	---	---
FHLB stock	3,324	21.82	3,071	11.28	2,641	9.93
Other securities	1,563	10.26	656	2.41	1,948	7.32

Total	$15,232	100.00%	$27,232	100.00%	$26,603	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2008.

	Available for Sale Securities June 30, 2008
	Amortized Cost		Fair Value		Weighted Average Yield
	(Dollars in thousands)

U.S. government, government agencies and other securities:
Due within 1 year	$	---	$	---	---%
Due after 1 year but within 5 years		1,301		1,324	5.81
Due after 5 years but within 10 years		2,996		2,990	5.43
Due over 10 years		1,889		1,563	4.07
Total		6,186		5,877	5.09

State and political subdivisions:
Due within 1 year		250		254	6.08
Due after 1 year but within 5 years		336		339	3.63
Due after 5 years but within 10 years		---		---	---
Due over 10 years		5,714		5,438	3.36
Total		6,300		6,031	3.48

No stated maturity:
FHLB stock		3,324		3,324	4.00

Total Available for Sale		$15,810		$15,232	4.22%

The following table sets forth certain information at June 30, 2008 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  MBS that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2008
(In thousands)
Amounts due:
Within 1 year	$278
After 1 year through 3 years	---
After 3 years through 5 years	776
After 5 years	27,370
Total	$28,424

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2008, which have fixed interest rates and have floating or adjustable rates.

At June 30, 2008
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$28,146
Adjustable	---
Total	$28,146

The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) at the dates indicated.

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$13,114	$12,825	$1,229	$1,183	$1,854	$1,771
GNMA certificates	128	127	156	156	194	192
FNMA certificates	11,247	11,093	4,387	4,213	5,624	5,335
Collateralized mortgage obligations issued by government agencies	3,935	3,961	5,274	5,171	7,351	7,142

Total	$28,424	$28,006	$11,051	$10,723	$15,023	$14,440

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

Deposits.  Substantially all of the Bank's depositors are residents and entities located in the State of Missouri or Northeast Arkansas.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns.  The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing.

The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan.  Deposit products have been promoted through various mediums, which include radio and newspaper advertisements.  The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition.  The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious.  Based on its experience, the Bank believes that its deposits are relatively stable sources of funds.  However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  The table on the following page depicts the composition of the Bank’s deposits at June 30, 2008:

Weighted Average Interest Rate at 6/30	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(In thousands)

0.00%	None	Non-interest Bearing	$100	$19,221	6.58%
1.17	None	NOW Accounts	100	37,150	12.71
2.22	None	Savings Accounts	100	73,423	25.12
1.63	None	Money Market Deposit Accounts	1,000	12,105	4.14

		Certificates of Deposit
3.12	Less than 6 months	Fixed Rate/Term	1,000	12,657	4.33
2.76	Less than 6 months	IRA Fixed Rate/Term	1,000	789	0.27
3.41	7-12 months	Fixed Rate/Term	1,000	86,723	29.67
3.77	7-12 months	IRA Fixed Rate/Term	1,000	10,416	3.56
3.65	13-24 months	Fixed Rate/Term	1,000	18,402	6.30
3.39	13-24 months	IRA Fixed Rate/Term	1,000	2,733	0.94
1.86	13-24 months	IRA Variable Rate/Fixed Term	1,000	282	0.10
3.82	25-36 months	Fixed Rate/Term	1,000	4,701	1.61
3.88	25-36 months	IRA Fixed Rate/Term	1,000	2,286	0.78
4.35	48 months and more	Fixed Rate/Term	1,000	8,734	2.99
4.24	48 months and more	IRA Fixed Rate/Term	1,000	2,635	0.90

				$292,257	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2008.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$21,445
Over three through six months	15,876
Over six through twelve months	14,909
Over 12 months	5,950
Total	$58,180

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2008	2007		2006
	(In thousands)

1.00 - 1.99%	$7,135	$	---	$	---
2.00 - 2.99%	33,105		1,087		9,475
3.00 - 3.99%	50,555		6,558		56,044
4.00 - 4.99%	48,414		27,805		49,635
5.00 - 5.99%	11,149		95,119		10,435

Total	$150,358		$130,569		$125,589

The following table sets forth the amount and maturities of all time deposits at June 30, 2008.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years		3-4 Years		After 4 Years		Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

1.00 – 1.99%	$6,996	$139	$	---	$	---	$	---	$7,135	4.75%
2.00 - 2.99%	30,923	2,160		14		8		---	33,105	22.02
3.00 - 3.99%	43,463	1,917		3,443		79		1,653	50,555	33.62
4.00 - 4.99%	38,898	3,664		2,007		1,835		2,010	48,414	32.20
5.00 - 5.99%	9,745	30		83		797		494	11,149	7.41

Total	$130,025	$7,910		$5,547		$2,719		$4,157	$150,358	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2008			2007			2006
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$19,221	6.58%	(3,055)	$22,276	8.25%	$3,566	$18,710	7.25%	$3,052
NOW checking	37,150	12.71	6,027	31,123	11.52	86	31,037	12.03	2,066
Savings accounts	73,423	25.12	(5,485)	78,908	29.22	5,083	73,825	28.61	8,275
Money market deposit	12,105	4.14	4,893	7,212	2.67	(1,646)	8,908	3.45	(5,652)
Fixed-rate certificates which mature(1):
Within one year	129,881	44.44	12,976	116,905	43.28	3,953	112,952	43.77	52,447
Within three years	13,318	4.56	4,565	8,753	3.24	(1,247)	10,000	3.87	(25,214)
After three years	6,876	2.35	2,282	4,594	1.70	2,271	2,323	0.90	(1,542)
Variable-rate certificates which mature within one year	144	0.05	(33)	177	0.07	84	148	0.06	(54)
Variable-rate certificates which mature within two years	139	0.05	(1)	140	0.05	(26)	166	0.06	25
Total	$292,257	100.00%	22,169	$270,088	100.00%	$12,019	$258,069	100.00%	$33,403
___________________________

(1)	At June 30, 2008, 2007 and 2006, certificates in excess of $100,000 totaled $58.2 million, $41.4 million and $47.5 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2008	2007	2006
	(In thousands)

Beginning Balance	$270,088	$258,069	$224,666

Net increase before interest credited	14,355	4,198	27,511
Interest credited	7,814	7,821	5,892
Net increase in deposits	22,169	12,019	33,403

Ending balance	$292,257	$270,088	$258,069

In the unlikely event the Bank is liquidated, depositors will be entitled to payment of their deposit accounts prior to any payment being made to the Company as the sole stockholder of the Bank.

Borrowings.  As a member of the FHLB of Des Moines, the Bank has the ability to apply for FHLB advances. These advances are available under various credit programs, each of which has its own maturity, interest rate and repricing characteristics.  Additionally, FHLB advances have prepayment penalties as well as limitations on size or term.  In order to utilize FHLB advances, the Bank must be a member of the FHLB system, have sufficient collateral to secure the requested advance and own stock in the FHLB equal to 4.45% of the amount borrowed.  See "REGULATION – The Bank -- Federal Home Loan Bank System."

Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances.  The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management.  As of June 30, 2008, the Bank had $64.1 million in FHLB advances, of which $49.5 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $9.0 million in borrowings, all of which had fixed rates and original maturities of five to seven years, and $5.6 million in short-term borrowings.  In order for the Bank to borrow from the FHLB, it has pledged $131.3 million of its residential loans to the FHLB and has purchased $3.3 million in FHLB stock.  At June 30, 2008, the Bank had additional borrowing capacity on its pledged residential loans from the FHLB of $37.4 million as compared to $42.4 million at June 30, 2007.

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

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$5,550	$7,000	$	---
Securities sold under agreements to repurchase	21,804	17,758		11,296
Total short-term borrowings	$27,354	$24,758		$11,296

Weighted average rate at year end	1.90%	5.06%		4.69%

The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
FHLB advances
Daily average balance	$58,526	$62,906	$54,642
Weighted average interest rate	5.25%	5.40%	5.28%
Maximum outstanding at any month end	$65,600	$71,150	$67,750

Securities sold under agreements to repurchase
Daily average balance	$20,567	$11,863	$10,420
Weighted average interest rate	3.31%	4.84%	3.84%
Maximum outstanding at any month end	$24,659	$17,758	$12,589

Subordinated Debt
Daily average balance	$7,217	$7,217	$7,217
Weighted average interest rate	7.47%	8.24%	7.10%
Maximum outstanding at month end	$7,217	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2008 and is currently inactive.  The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

Federal Reserve System.  The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts).  At June 30, 2008, the Bank was in compliance with these reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines.  At June 30, 2008, the Bank had $3.3 million in

FHLB stock, which was in compliance with this requirement.  The Bank is paid a quarterly dividend on this stock which averaged 4.31% in 2008.

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

Under the Federal Deposit Insurance Reform Act of 2005, the FDIC promulgated new regulations on risk-based deposit insurance assessments. The FDIC created four Risk Categories.  Risk Category I applies to institutions that are well capitalized and have composite CAMELS ratings of 1 or 2.  CAMELS is an acronym for the six supervisory ratings assigned in examinations for an institution’s capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk.  Annual base rate assessments for Risk Category I will range between 2 and 4 basis points, applied to an institution’s assessment base, which is generally its deposits.  Within Risk Category I, the precise base rate for an institution will be determined for an institution with less than $10 billion in assets by a formula using the institution’s CAMELS ratings, certain financial ratios and other factors.  The Federal Deposit Insurance Corporation has stated that currently, 95% of institutions it insures will be in Risk Category I.  Risk Categories II, III and IV would apply to institutions with progressively greater risk of loss to the deposit insurance fund.  The proposed base rates for these categories will be 7, 25 and 40 basis points, respectively.  The FDIC has authority to increase the base assessment rates by up to 3 basis points without new regulations.  The bank anticipates increased deposit insurance assessments in FY 2009 as the one-time credit provided based on previous assessments has been depleted and the fund falls below targeted ratios due to the failure of insured depositories.

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

At June 30, 2008, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

For a discussion of the Bank’s capital position relative to its FDIC Capital requirements at June 30, 2008, see Note 12 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

The Company

        Bank Holding Company Regulation.  Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its non-banking affiliates will be subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks.  Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.  Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

        The Company is subject to the activity limitations imposed on bank holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect  ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

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

Personnel

As of June 30, 2008, the Company had 93 full-time employees and nine part-time employees.  The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

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

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

·	cash flow of the borrower and/or the project being financed;
·	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
·	the credit history of a particular borrower;
·	changes in economic and industry conditions; and
·	the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

·	an ongoing review of the quality, size and diversity of the loan portfolio;
·	evaluation of non-performing loans;
·	historical default and loss experience;
·	historical recovery experience;
·	existing economic conditions;
·	risk characteristics of the various classifications of loans; and
·	the amount and quality of collateral, including guarantees, securing the loans.

If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

Changes in economic conditions, particularly a significant economic slowdown in Southeast Missouri, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in Southeast Missouri real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

·	loan delinquencies may increase;
·	problem assets and foreclosures may increase;
·	demand for our products and services may decline; and
·	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in Southeast Missouri.  While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans could be affected by the downturn in the residential real estate market.  We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Rising interest rates may hurt our profits.

To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings.  If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down.  At June 30, 2008, $98.6 million, or 28.0%, of our loan portfolio consisted of fixed rate one- to four-family residential real estate loans.  In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities.  A flat yield curve may also hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report as Exhibit 13.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.               Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2008.

Location	Year Opened	Building Net Book Value as of June 30, 2008	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine Street Poplar Bluff, Missouri	1966	$546	Owned	Owned

Branch Offices

502 Main Street Van Buren, Missouri	1982	$26	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	$43	Leased(1)	Owned

4214 Highway PP Poplar Bluff, Missouri	2001	$521	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	$45	Owned	Owned

301 First Street Kennett, Missouri	2000	$798	Owned	Owned

302 Washington Doniphan, Missouri	2001	$570	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	$48	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	$915	Owned	Owned
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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2008.  All shares repurchased during three months ended June 30, 2008, were repurchased in the open market.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased

06/01/08-06/30/08 period	33,500	$14.32	33,500	16,857
05/01/08-05/31/08 period	10,300	14.90	10,300	50,357
04/01/08-04/30/08 period	---	---	---	60,657

Item 6.	Selected Financial Data

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

Item 8.    Financial Statements and Supplementary Data

Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2008 and 2007*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2008, 2007 and 2006*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2008, 2007 and 2006*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2008, 2007 and 2006*
(e)	Notes to Consolidated Financial Statements*

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2008, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management.  Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2008, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

The management of Southern Missouri Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Date: September 29, 2008	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Principal Financial and Accounting Officer)

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 20, 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 20, 2008, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be field not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Love (Chairman), Tatum, Smith, Bagby, Black, Schalk, Moffitt and Brooks, all of whom are considered independent under applicable Nasdaq listing standards.  The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2008, except for information contained under the heading "Compensation Committee Report" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2008.  All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

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

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 20, 2008, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 20, 2008, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2008 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	104,500	$12.43	29,500
Equity Compensation Plans Not Approved By Security Holders	---	---	---

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 20, 2008, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

Part II, Item 8 is hereby incorporated by reference.

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant	++
3(ii)	Bylaws of the Registrant	++
10	Material contracts:
(a)	Registrant's 1994 Stock Option Plan	*
(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
(c)	Employment Agreements:	**
(i)	Greg A. Steffens	**
(d)	Director's Retirement Agreements
(v)	James W. Tatum	***
(vi)	Samuel H. Smith	***
(vii)	Sammy A. Schalk	****
(viii)	Ronnie D. Black	****
(ix)	L. Douglas Bagby	****
(x)	Rebecca McLane Brooks	*****
(xi)	Charles R. Love	*****
(xii)	Charles R. Moffitt	*****
(e)	Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2008 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	+++
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
_______________________
*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
++	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
+++	Filed as an exhibit to the Current Report on Form 8-K filed on September 15, 2005.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 29, 2008	By:	/s/ Greg A. Steffens
Greg A. Steffens President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Tatum	September 29, 2008
James W. Tatum Chairman of the Board of Directors
By:	/s/ Greg A. Steffens	September 29, 2008
Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)

By:	/s/ Samuel H. Smith	September 29, 2008
Samuel H. Smith Vice Chairman and Director

By:	/s/ Ronnie D. Black	September 29, 2008
Ronnie D. Black Secretary and Director

By:	/s/ L. Douglas Bagby	September 29, 2008
L. Douglas Bagby Director

By:	/s/ Sammy A. Schalk	September 29, 2008
Sammy A. Schalk Director

By:	/s/ Rebecca McLane Brooks	September 29, 2008
Rebecca McLane Brooks Director

By:	/s/ Charles R. Love	September 29, 2008
Charles R. Love Director

By:	/s/ Charles R. Moffitt	September 29, 2008
Charles R. Moffitt Director

Index to Exhibits

Regulation S-B Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for 2008

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

13	2007 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications