Form 10-Q
period 2008-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2008-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

  Yes              No     X

                  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01	Outstanding at November 13, 2008 2,143,976 Shares

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

NEXT PAGE

PART I: Item 1: Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

	September 30,	June 30,
	2008	2008
	(unaudited)
Cash and cash equivalents	$ 7,065,424	$ 6,042,408
Interest-bearing time deposits	693,000	1,980,000
Available for sale securities	39,854,703	39,915,280
Stock in FHLB of Des Moines	4,471,800	3,323,700
Loans receivable, net of allowance for loan losses of $3,750,605 and $3,567,203 at September 30, 2008, and June 30, 2008, respectively

	350,964,585	343,069,775
Accrued interest receivable	3,674,601	3,011,777
Premises and equipment, net	8,214,737	8,204,631
Bank owned life insurance - cash surrender value	7,361,453	7,289,819
Intangible assets, net	1,774,088	1,837,903
Prepaid expenses and other assets	4,634,767	3,145,090

Total assets	$ 428,709,158	$ 417,820,383

Deposits	$ 277,881,074	$ 292,257,045
Securities sold under agreements to repurchase	20,862,110	21,803,513
Advances from FHLB of Des Moines	89,850,000	64,050,000
Accounts payable and other liabilities	764,464	821,407
Accrued interest payable	992,364	1,199,769
Subordinated debt	7,217,000	7,217,000

Total liabilities	397,567,012	387,348,734

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 500,000 shares authorized; none issued or outstanding	-	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Additional paid-in capital	16,399,811	16,675,839
Retained earnings	28,025,686	27,364,219
Treasury stock of 746,393 shares at September 30, 2008 and 766,393 shares at June 30, 2008, at cost	(12,574,565)	(13,002,803)
Accumulated other comprehensive loss - AFS securities	(769,853)	(626,673)
Accumulated other comprehensive income - FAS 158	31,495	31,495

Total stockholders' equity	31,142,146	30,471,649

Total liabilities and stockholders' equity	$ 428,709,158	$ 417,820,383

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Three months ended
	September 30,
	2008	2007
INTEREST INCOME:
Loans	$ 5,789,493	$ 5,911,308
Investment securities	176,808	289,487
Mortgage-backed securities	354,425	125,066
Other interest-earning assets	21,748	6,768

Total interest income	6,342,474	6,332,629

INTEREST EXPENSE:
Deposits	1,833,630	2,526,130
Securities sold under agreements to repurchase	89,489	192,551
Advances from FHLB of Des Moines	862,210	831,999
Subordinated debt	103,659	150,515

Total interest expense	2,888,988	3,701,195

NET INTEREST INCOME	3,453,486	2,631,434

PROVISION FOR LOAN LOSSES	400,000	110,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,053,486	2,521,434

NONINTEREST INCOME:
Customer service charges	351,093	303,590
Loan late charges	35,592	33,424
Increase in cash surrender value of bank owned life insurance	71,634	68,551
AFS losses due to other-than-temporary-impairment	(303,973)	-
Other	181,308	184,793

Total noninterest income	335,654	590,358

NONINTEREST EXPENSE:
Compensation and benefits	1,184,578	1,068,006
Occupancy and equipment, net	355,006	373,168
DIF deposit insurance premium	11,535	7,226
Professional fees	44,866	39,291
Advertising	32,921	47,223
Postage and office supplies	77,773	72,012
Amortization of intangible assets	63,814	63,814
Other	266,880	228,387

Total noninterest expense	2,037,373	1,899,127

INCOME BEFORE INCOME TAXES	1,351,767	1,212,665

INCOME TAXES	425,000	399,480

NET INCOME	926,767	813,185

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains (losses) on AFS securities, net of income taxes	(143,180)	168,103

COMPREHENSIVE INCOME	$ 783,587	$ 981,288

Basic earnings per common share	$ 0.42	$ 0.37
Diluted earnings per common share	$ 0.42	$ 0.36
Dividends per common share	$ 0.12	$ 0.10

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Three months ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$ 926,767	$ 813,815
Items not requiring (providing) cash:
Depreciation	149,440	166,277
MRP and SOP expense	17,210	17,772
AFS losses due to other-than-temporary impairment	303,973	-
Gain on sale of foreclosed assets	(3,218)	(15,578)
Amortization of intangible assets	63,814	63,814
Increase in cash surrender value of bank owned life insurance	(71,634)	(68,552)
Provision for loan losses	400,000	110,000
Net amortization of premiums and discounts on securities	11,966	6,561
Changes in:
Accrued interest receivable	(694,563)	(690,732)
Prepaid expenses and other assets	25,149	(6,450)
Accounts payable and other liabilities	(56,943)	(16,122)
Accrued interest payable	(207,405)	(74,769)

Net cash provided by operating activities	864,556	306,036

Cash flows from investing activities:
Net increase in loans	(8,452,362)	(7,419,624)
Proceeds from maturities of available for sale securities	2,325,416	3,585,316
Net purchases of Federal Home Loan Bank stock	(1,148,100)	(350,500)
Purchases of available-for-sale securities	(2,808,048)	(3,236,211)
Purchases of premises and equipment	(159,546)	(44,287)
Investments in state & federal tax credits	(1,263,944)
Proceeds from sale of foreclosed assets	25,718	140,070

Net cash used in investing activities	(11,480,866)	(7,325,236)

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(11,293,331)	(6,980,309)
Net (decrease) increase in certificates of deposits	(3,082,640)	2,629,173
Net decrease in securities sold under agreements to repurchase	(941,403)	(1,583,100)
Proceeds from Federal Home Loan Bank advances	62,500,000	164,350,000
Repayments of Federal Home Loan Bank advances	(36,700,000)	(152,750,000)
Dividends paid on common stock	(265,300)	(220,931)
Exercise of stock options	135,000	-
Purchases of treasury stock	-	(278,936)

Net cash provided by financing activities	10,352,326	5,165,897

Decrease in cash and cash equivalents	(263,984)	(1,853,303)
Cash and cash equivalents at beginning of period	8,022,408	7,330,966

Cash and cash equivalents at end of period	$ 7,758,424	$ 5,477,663

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 100,000	$ 87,992
Conversion of loans to other equipment	89,291	16,750

Cash paid during the period for:
Interest (net of interest credited)	$ 1,179,076	$ 1,250,746
Income taxes	441,000	386,000

See Notes to Consolidated Financial Statements

NEXT PAGE

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the Company's June 30, 2008, Form 10-K, which was filed with the SEC and the Company's annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2008 and 2007.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Fair Value Measurements

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of the year/period.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities
Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the United States of America (US GAAP), to carry at fair value on a recurring basis. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Fair Value Measurements at September 30, 2008, Using:
	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$ 39,854,703	$ -	$ 39,854,703	$ -

NEXT PAGE

Note 3: Securities

Available for sale securities are summarized as follows at estimated fair value:

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$ 3,993,446	$ 55,657	$ (48,596)	$ 4,000,507
Obligations of state and political subdivisions	6,824,476	3,270	(231,457)	6,596,289
Other securities	1,900,018	-	(968,403)	931,615
FHLMC preferred stock	-	17,400	-	17,400
Mortgage-backed securities	28,358,782	162,915	(212,805)	28,308,892

Total investments and mortgage-backed securities	$ 41,076,722	$ 239,242	$ (1,461,261)	$ 39,854,703

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$ 3,992,999	$ 52,103	$ (25,660)	$ 4,019,442
Obligations of state and political subdivisions	6,299,763	7,195	(276,075)	6,030,883
Other securities	1,889,424	-	(325,979)	1,563,445
FHLMC preferred stock	304,125	-	(8,925)	295,200
Mortgage-backed securities	28,423,717	63,754	(481,161)	28,006,310

Total investments and mortgage-backed securities	$ 40,910,028	$ 123,052	$ (1,117,800)	$ 39,915,280

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$ 1,948,619	$ (48,596)	$ -	$ -	$ 1,948,619	$ (48,596)
Obligations of state and political subdivisions	6,007,152	(231,457)	-	-	6,007,152	(231,457)
Other securities	921,870	(968,403)	-	-	921,870	(968,403)
Mortgage-backed securities	14,516,443	(175,578)	1,360,868	(37,227)	15,877,311	(212,805)

Total investments and mortgage-backed securities	$ 23,394,084	$ (1,424,034)	$ 1,360,868	$ (37,227)	$ 24,754,952	$ (1,461,261)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$ 1,971,482	$ (25,660)	$ -	$ -	$ 1,971,482	$ (25,660)
Mortgage-backed securities	21,382,034	(449,610)	1,407,530	(31,551)	22,789,564	(481,161)
Other securities	6,976,246	(610,979)	-	-	6,976,246	(610,979)

Total investments and mortgage-backed securities	$ 30,329,762	$ (1,086,249)	$ 1,407,530	$ (31,551)	$ 31,737,292	$ (1,117,800)

NEXT PAGE

Note 4: Loans

Loans are summarized as follows:

	September 30,	June 30,
	2008	2008
Real Estate Loans:
Conventional	$ 150,425,888	$ 149,340,248
Construction	14,952,639	13,945,027
Commercial	83,140,693	85,859,482
Consumer loans	21,381,643	21,524,166
Commercial loans	90,848,238	81,574,995

	360,749,101	352,243,918
Loans in process	(6,087,672)	(5,667,898)
Deferred loan fees, net	53,761	60,958
Allowance for loan losses	(3,750,605)	(3,567,203)

Total loans	$ 350,964,585	$ 343,069,775

Note 5: Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2008	2008

Non-interest bearing accounts	$ 20,562,651	$ 19,220,977
NOW accounts	36,837,002	37,150,005
Money market deposit accounts	6,794,535	12,104,527
Savings accounts	66,411,185	73,423,195
Certificates	147,275,701	150,358,341

Total deposits	$ 277,881,074	$ 292,257,045

Note 6: Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The following table summarizes basic and diluted earnings per common share for the three-month periods ended September 30, 2008 and 2007.

	Three months ended
	September 30,
	2008	2007

Net income	$ 926,767	$ 813,185

Average Common shares - outstanding basic	2,197,240	2,201,179
Stock options under treasury stock method	3,129	40,971

Average Common share - outstanding diluted	2,200,369	2,242,150

Basic earnings per common share	$ 0.42	$ 0.37
Diluted earnings per common share	$ 0.42	$ 0.36

The Company had 70,500 and 67,500 stock options outstanding at September 30, 2008 and 2007, respectively, with a grant price exceeding the market price. These stock options were excluded from the above calculation as they were anti-dilutive.

NEXT PAGE

Note 7: Stock Option Plans

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," requires that compensation costs related to share-based payment transactions be recognized in financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award.

Note 8: Employee Stock Ownership Plan

The Bank established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service. The Company's intent is to continue the ESOP for fiscal 2009. The Company has been accruing $53,000 per quarter for ESOP benefit expenses during this fiscal year and intends to contribute cash to the plan to allow the purchase of shares for allocation to participants at some point during fiscal 2009.

Note 9: Corporate Obligated Floating Rate Trust Preferred Securities

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

Note 10: Authorized Share Repurchase Program

In June 2007, the Board of Directors authorized and announced the open-market or privately-negotiated stock repurchase of up to 110,000 shares of the Company's outstanding stock. As of September 30, 2008, a total of 93,143 shares had been repurchased. The number of shares, as of September 30, 2008, held as treasury stock was 746,393. Subsequent to September 30, 2008, the Company completed the repurchase plan and approved a new plan for the repurchase of an additional 110,000 shares, announced October 22, 2008.

Note 11: New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company for the fiscal year which began July 1, 2008. In March 2008, the FASB issued Staff Position No. FAS 157-2 ("FSP No. 157-2"), which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company's financial results.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue was effective for the fiscal year which began July 1, 2008, and did not have a material impact on the Company's financial results.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to

NEXT PAGE

only a portion of the instrument. SFAS No. 159 was effective for the Company for the fiscal year which began July 1, 2008, and did not have a material effect on the Company's financial results.

In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSB 157-3 clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

Note 12: New Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations--A Replacement of FASB Statement No. 141" ("SFAS No. 141(R)") and Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS No. 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations, meaning they are effective for the Company beginning July 1, 2009. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. Management is currently evaluating the impact of SFAS No. 141(R) on its accounting for future acquisitions; management has evaluated the requirements of SFAS No. 160 and believes it will not have a material effect on the Company's financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, meaning it is effective for the Company beginning July 1, 2009. The Company does not expect adoption of the Statement to have a significant effect on its financial condition or results of operations.

Note 13: Subsequent Event

On October 3, 2008, the Troubled Asset Relief Program ("TARP") was signed into law as part of the Emergency Economic Stabilization Act of 2008. TARP gave the US Department of Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating banking organization: payment of 5% dividends on the Treasury's preferred stock for the first five years and 9% dividends thereafter; a prohibition on increasing common stock dividends for three years while Treasury is an investor; redemption of the preferred stock is prohibited for three years unless the participating banking organization raises high-quality private capital; in general, stock repurchases are prohibited; issuance of warrants to Treasury entitling it to buy the participating banking organizations common stock equal to 15% of Treasury's total investment in the participating banking organization; and acceptance of certain compensation limitations and restrictions on the amount of executive compensation which is tax-deductible.

The minimum investment for a financial institution that chooses to participate is an amount equal to 1% of its risk weighted assets and the maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. Based on the Company's risk-weighted assets as of September 30, 2008, the maximum investment by Treasury would be approximately $9.6 million. The application to participate in the TARP capital purchase program must be received by the institution's primary banking regulator no later than November 14, 2008, and the investment is expected to be made by December 31, 2008. Although management believes the Company and its subsidiary meets all applicable regulatory capital requirements and is well-capitalized, the Company is exploring whether to participate. If the Company decides to participate, it would issue preferred shares already authorized.

NEXT PAGE

PART I: Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank & Trust Co. (SMBT or the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $100,000 (certain retirement accounts are insured up to $250,000) by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). Currently, a temporary increase in the Standard Maximum Deposit Insurance Amount, to $250,000, is in effect through December 31, 2009. The Bank currently conducts its business through its home office located in Poplar Bluff and eight full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri.

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

The consolidated balance sheet of the Company as of June 30, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's consolidated financial condition at September 30, 2008, and the results of operations for the three-month period ended September 30, 2008 and 2007, respectively.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2008 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 11 in the Company's 2008 Annual Report.

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

During the first three months of fiscal 2009, we grew our balance sheet by $10.9 million, which was consistent with the Company's growth strategies. This additional growth primarily reflected a $7.9 million increase in total net loans, a $24.9 million increase in borrowed funds, and a $14.4 million decrease in deposits (the decrease was primarily due to public fund withdrawals, most of which was anticipated, scheduled draws on bond proceeds). The growth in loans was primarily due to commercial loan growth. The increase in borrowed funds was in the form of Federal Home Loan Bank (FHLB) advances, and was used to fund loan growth and offset deposit losses.

Our net income for the first quarter of fiscal 2009 increased 14.0% to $927,000, as compared to $813,000 earned during the same period of the prior year. The increase in net income compared to the year-ago period was primarily due to a 31.2% increase in net interest income, partially offset by a 43.1% decrease in non-interest income - the result of a charge to record the other-than-temporary impairment of the bank's investment in preferred stock issued by the Federal Home Loan Mortgage Corporation (Freddie Mac) - a 263.6% increase in loan loss provisions, and a 7.3% increase in non-interest expense. Diluted earnings per share for the first quarter of fiscal 2009 were $0.42, as compared to $0.36 for the first quarter of fiscal 2008. For the first quarter of fiscal 2009, our increase in net interest income was due primarily to an increase in average interest rate spread, as well as an increase in average interest-earning assets.

Short-term market rates were relatively steady during the first three months of fiscal 2009, compared to the declines over the prior fiscal year. After a 25 basis point cut in the Federal Funds rate (to 2.00%) on April 30, 2008, the Federal Open Market Committee of the Federal Reserve Bank (FOMC) held the rate steady through September 30, 2008. (Subsequently, in October, the FOMC cut the overnight rate target by 100 basis points.) The six-month treasury bill rate declined by about 50 basis points (to 1.60%); the two-year treasury note declined by about 60 basis points (to 2.00%); and the ten-year treasury bond declined by less than 30 basis points (to 3.38%). The market was particularly volatile as concern shifted from inflation, to the credit market crisis, and then to the sustainability of economic growth. Despite the volatility, the curve remained generally quite steep by

NEXT PAGE

recent historical comparisons. In this rate environment, our net interest margin increased 51 basis points when comparing the first quarter of fiscal 2009 to the same period of the prior year. The Company believes rate cuts to date have had and will continue to have a positive impact on our results of operations, but additional rate cuts could bring the short end of the yield curve to a point at which we cannot maintain our historical pricing margins on deposit products, which may have a negative impact on operating results.

The Company's net income is also affected by the level of non-interest income and operating expenses. Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses. During the three-month period ended September 30, 2008, non-interest income decreased 43.1% compared to the same period of the prior fiscal year, primarily due to the charge incurred to recognize the other-than-temporary impairment of the bank's investment in Freddie Mac preferred stock. Outside that charge, non-interest income would have increased 8.3%, due to increased non-sufficient funds activity and debit card activity. Non-interest expense increased for the three-month period ended September 30, 2008, by 7.3%, compared to the same period of the prior fiscal year, primarily in the categories of compensation and benefits and charges for debit card activity, combined with a reduction in the prior period's gain on the sale of foreclosed real estate assets, partially offset by lower occupancy and advertising charges.

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

Comparison of Financial Condition at September 30, 2008, and June 30, 2008

The Company's total assets increased by $10.9 million, or 2.6%, to $428.7 million at September 30, 2008, as compared to $417.8 million at June 30, 2008. Loans, net of the allowance for loan losses, increased $7.9 million, or 2.3%, to $350.9 million, as compared to $343.1 million at June 30, 2008. Commercial loan balances grew by $9.3 million, while commercial real estate loans were down $2.7 million. The reduction in commercial real estate loans was attributable to a single payoff. The Company continues to focus on origination of commercial and commercial real estate loans. Investment balances increased by $1.1 million, or 2.5%, to $44.3 million, as compared to $43.2 million at June 30, 2008.

Asset growth during the first three months of fiscal 2009 has been funded primarily with FHLB advances, which increased $25.8 million, or 40.3%, to $89.9 million at September 30, 2008, as compared to $64.1 million at June 30, 2008. Deposits decreased $14.4 million, or 4.9%, to $277.9 million at September 30, 2008, compared to $292.3 million at June 30, 2008. The decrease in deposits was due primarily to an $11.5 million decrease in public unit funds, most of which was anticipated, scheduled draws on bond proceeds. The decrease in deposits was comprised of an $11.2 million decrease in money market passbook savings and money market deposit accounts, a $3.1 million decrease in certificates of deposit, and a $1.1 million decrease in statement saving accounts. Checking accounts increased $1.0 million. Securities sold under agreements to repurchase totaled $20.9 million at September 30, 2008, a decrease of $941,000, or 4.3%, compared to $21.8 million at June 30, 2008.

Total stockholders' equity increased $670,000, or 2.2%, to $31.1 million at September 30, 2008, as compared to $30.5 million at June 30, 2008. The increase was primarily due to retention of net income and the exercise of stock options outstanding, partially offset by a decrease in the market value of the available-for-sale investment portfolio and cash dividends paid.

NEXT PAGE

Average Balance Sheet for the Three-Month Periods Ended September 30, 2008 and 2007

The tables below present certain information regarding Southern Missouri Bancorp, Inc.'s financial condition and net interest income for the three-month periods ending September 30, 2008 and 2007. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended September 30, 2008			Three-month period ended September 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 245,107,380	$ 4,144,477	6.76	$ 226,041,123	$ 4,042,688	7.15
Other loans (1)	104,421,694	1,645,016	6.30	91,014,918	1,868,620	8.21

Total net loans	349,529,074	5,789,493	6.63	317,056,041	5,911,308	7.46
Mortgage-backed securities	28,373,270	354,425	5.00	11,022,386	125,066	4.54
Investment securities (2)	17,192,035	176,808	4.11	26,966,168	289,487	4.29
Other interest earning assets	5,416,700	21,748	1.61	2,844,650	6,768	0.95

Total interest earning assets (1)	400,511,079	6,342,474	6.33	357,889,245	6,332,629	7.08
Other noninterest earning assets (3)	20,133,048	-		21,715,090	-

Total assets	$ 420,644,127	$ 6,342,474		$ 379,604,335	$ 6,332,629

Interest bearing liabilities:
Savings accounts	$ 70,410,786	$ 395,066	2.24	$ 77,765,702	$ 757,396	3.90
NOW accounts	35,952,515	119,915	1.33	29,925,632	104,042	1.39
Money market deposit accounts	9,011,205	37,378	1.66	5,880,962	27,700	1.88
Certificates of deposit	148,849,425	1,281,271	3.44	132,470,942	1,636,992	4.94

Total interest bearing deposits	264,223,931	1,833,630	2.78	246,043,238	2,526,130	4.11
Borrowings:
Securities sold under agreements to repurchase	21,348,541	89,489	1.68	15,689,972	192,551	4.91
FHLB advances	74,888,043	862,210	4.61	61,031,033	831,999	5.45
Subordinated debt	7,217,000	103,659	5.75	7,217,000	150,515	8.34

Total interest bearing liabilities	367,677,515	2,888,988	3.14	329,981,243	3,701,195	4.49
Noninterest bearing demand deposits	20,847,479	-		18,579,412	-
Other noninterest bearing liabilities	1,226,963	-		2,040,539	-

Total liabilities	389,751,957	2,888,988		350,601,194	3,701,195
Stockholders' equity	30,892,170	-		29,003,141	-

Total liabilities and stockholders' equity	$ 420,644,127	$ 2,888,988		$ 379,604,335	$ 3,701,195

Net interest income		$ 3,453,486			$ 2,631,434

Interest rate spread (4)			3.19			2.59
Net interest margin (5)			3.45			2.94

Ratio of average interest-earning assets to average interest-bearing liabilities	108.93%			108.46%

(1) Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2) Includes FHLB stock and related cash dividends.
(3) Includes average balances for fixed assets and BOLI of $8.2 million and $7.3 million, respectively, for the three-month period ending September 30, 2008, as compared to $8.6 million and $7.0 million for the same period of the prior year.
(4) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets

NEXT PAGE

Results of Operations - Comparison of the three-month periods ended September 30, 2008 and 2007

General. Net income for the three-month period ended September 30, 2008, was $927,000, an increase of $114,000, or 14.0%, as compared to net income of $813,000 earned during the same period of the prior year. Basic and diluted earnings per share were $0.42, for the first quarter of fiscal 2009, compared to $0.37 basic and $0.36 diluted earnings per share for the first quarter of fiscal 2008. Our annualized return on average assets for the three-month period ended September 30, 2008, was ...88%, compared to .86% for the same period of the prior year. Our return on average stockholders' equity for the three-month period ended September 30, 2008, was 12.0%, compared to 11.2% for the same period of the prior year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2008, increased $822,000, or 31.2%, as compared to the same period of the prior year. The increase reflected an expansion of our net interest rate spread, and our growth initiatives, which resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities. Our interest rate spread was 3.19% for the three-month period ended September 30, 2008, as compared to 2.59% for the same period of the prior year. For the three-month period ended September 30, 2008, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.45%, compared to 2.94% for the same period of the prior year. The increase in interest rate spread for the three-month period resulted from a 135 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 75 basis point decrease in the average yield on interest-earning assets. Expansion of our interest rate spread was attributed primarily to the faster re-pricing of liabilities (compared to assets) on the Company's balance sheet, combined with the improved slope of the yield curve.

Interest Income. Total interest income for the three-month period ended September 30, 2008, was $6.3 million, up $10,000, or 0.2%, from the roughly equivalent amount earned in the same period of the prior year. The increases was due to the increase of $42.6 million, or 11.9%, in the average balance of interest-earning assets during the first quarter of fiscal 2009, partially offset by a 75 basis point decrease in the average yield on those assets. For the three-month period ended September 30, 2008, the average interest rate on interest-earning assets was 6.33%, as compared to 7.08% for the same period of the prior year.

Interest Expense. Total interest expense for the three-month period ended September 30, 2008, was $2.9 million, a decrease of $812,000, or 21.9%, compared to the same period of the prior fiscal year. The decrease was due to a 135 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $37.7 million increase in the average balance of interest-bearing liabilities. For the three-month period ended September 30, 2008, the average interest rate on interest-bearing liabilities was 3.14%, as compared to 4.49% for the same period of the prior year. The increase in the average balance of interest-bearing liabilities was primarily due to funding needed for asset growth.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2008, was $400,000, as compared to $110,000 for the same period of the prior year. The increased provision was primarily due to management's belief that it is appropriate to maintain larger reserves in light of continuing deterioration of the credit and housing markets. In addition, the Company's growth, over the last several years, in its commercial and commercial real estate loan portfolios has required increased provisions for loan losses, as those loan types generally carry additional risk. In general, however, the Company does not anticipate that it will realize the level of credit problems that have been experienced by financial institutions more heavily involved in either subprime or Alt-A residential lending, or construction and development lending. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions change, and as other conditions differ from the current operating environment. Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Non-interest Income. Non-interest income for the three-month period ended September 30, 2008, decreased $255,000, or 43.1%, to $336,000, as compared to $590,000 for the same period of the prior year. The decrease was primarily due to the charge incurred to recognize the other-than-temporary impairment of the bank's investment in Freddie Mac preferred stock. Outside that charge, non-interest income would have increased 8.3%, due to increased non-sufficient funds activity and debit card activity.

Non-interest Expense. Non-interest expense for the three-month period ended September 30, 2008, increased $138,000, or 7.3%, to $2.0 million, as compared to $1.9 million, for the same period of the prior year. The increase in non-interest expense was primarily in the categories of compensation and benefits and charges for debit card activity, combined with a reduction in the prior period's gain on the sale of foreclosed real estate assets, partially offset by lower occupancy and advertising charges. As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation. Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 53.8% for the three-month period ended September 30, 2008, as compared to 58.9% for the same period of the prior year.

NEXT PAGE

Income Taxes. Provisions for income taxes for the three-month period ended September 30, 2008, increased $26,000, or 6.4%, to $425,000, as compared to $399,000 for the same period of the prior year. Our effective tax rate for the three-month period ended September 30, 2008, was 31.4%, as compared to 32.9% for the same period of the prior year. The decrease in the effective tax rate was attributable to the Company's investment in tax-exempt securities and purchases of tax credits; the increase in tax provisions was due to increased pre-tax income, partially offset by the lower effective tax rate.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2008 and 2007:

	2008	2007
Balance, beginning of period	$ 3,567,203	$ 2,537,659

Loans charged off:
Residential real estate	(4,679)	(11,150)
Commercial business	(206,841)	-
Consumer	(6,785)	(17,779)

Gross charged off loans	(218,305)	(28,929)

Recoveries of loans previously charged off:
Residential real estate	-	-
Commercial business	-	68
Consumer	1,707	624

Gross recoveries of charged off loans	1,707	692

Net charge offs	(216,598)	(28,237)
Provision charged to expense	400,000	110,000

Balance, end of period	$ 3,750,605	$ 2,619,422

Ratio of net charge offs during the period	0.06%	0.01%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $183,000 to $3.8 million at September 30, 2008, from $3.6 million at June 30, 2008. During the three-month period ended September 30, 2008, the Company's net charge-offs increased, compared to the same period of the prior year, due primarily to the default of a single commercial relationship. At September 30, 2008, the Bank had $4.1 million, or 0.97% of total assets adversely classified ($4.1 million classified "substandard"; none classified "doubtful" or "loss"), as compared to adversely classified assets of $4.5 million, or 1.07% of total assets at June 30, 2008, and $4.4 million, or 1.13% of total assets, adversely classified at September 30, 2007. Adversely classified loans were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment, and all were performing in accordance with terms at September 30, 2008. All were classified due to concerns as to the borrowers' ability to generate sufficient cash flows to service the debt.

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

NEXT PAGE

Nonperforming Assets

The ratio of nonperforming assets to total assets and non-performing loans to net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The table on the following page summarizes changes in the Company's level of nonperforming assets over selected time periods:

	9/30/2008	6/30/2008	9/30/2007
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$ 162,000	$ -	$ -
Commercial real estate	150,000	-	40,000
Consumer	7,000	6,000	4,000

Total loans past maturity/delinquent 90 days or more and non-accrual loans	319,000	6,000	44,000
Foreclosed real estate or other real estate owned	115,000	38,000	86,000
Other repossessed assets	88,000	24,000	17,000

Total nonperforming assets	$ 522,000	$ 68,000	$ 147,000

Percentage nonperforming assets to total assets	0.12%	0.02%	0.04%
Percentage nonperforming loans to net loans	0.09%	0.00%	0.01%

At September 30, 2008, non-performing assets totaled $522,000, up from $68,000 at June 30, 2008, and $147,000 at September 30, 2007. The increase in loans past maturity or delinquent by 90 days or more was attributable to three loans to one borrower. Most of the increase in other repossessed assets was due to collateral repossessed from one commercial borrower, to which most of the increase in charge-offs for the three-month period ended September 30, 2008, was attributed (see Allowance for Loan Loss Activity).

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses. At September 30, 2008, the Company had outstanding commitments to fund approximately $40.8 million in mortgage and non-mortgage loans. These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances. At September 30, 2008, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $128.6 million, of which $89.9 million had been advanced (additionally, letters of credit totaling $3.5 million had been issued on the Bank's behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $170.5 million, which means $77.1 million in borrowings remain available. Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

NEXT PAGE

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies. The requirements address both risk-based capital and leverage capital. As of September 30, 2008, and June 30, 2008, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as "well-capitalized." As of September 30, 2008, the most recent notification from the FDIC categorized the Bank as "well-capitalized." There were no conditions or events since the FDIC notification that has changed the Bank's classification.

The Bank's actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008
Total Capital (to Risk-Weighted Assets)	$ 37,125,000	11.66%	$25,479,000	8.00%	$ 31,849,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	33,367,000	10.48%	12,739,000	4.00%	19,109,000	6.00%

Tier I Capital (to Average Assets)	33,367,000	8.02%	16,649,000	4.00%	20,812,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 36,302,000	11.79%	$ 24,631,000	8.00%	$ 30,789,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	32,735,000	10.63%	12,315,000	4.00%	18,473,000	6.00%

Tier I Capital (to Average Assets)	32,735,000	8.08%	16,214,000	4.00%	20,267,000	5.00%

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (with maturities up to ten years), subject to early redemptions and fixed terms. Other elements of the Company's current asset/liability strategy include (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of five years or less, (iii) actively soliciting less rate-sensitive deposits, and (iv) offering competitively-priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2009, fixed rate residential loan production totaled $3.7 million, as compared to $6.4 million during the same period of the prior year. At September 30, 2008, the fixed rate residential loan portfolio was $97.4 million with a weighted average maturity of 207 months, as compared to $95.1 million at September 30, 2007, with a weighted average maturity of 206 months. The Company originated $4.5 million in adjustable-rate residential loans during the three-month period ended September 30, 2008, as compared to $2.4 million during the same period of the prior year. At September 30, 2008, fixed rate loans with remaining maturities in excess of 10 years totaled $86.2 million, or 24.6% of net loans receivable, as compared to $80.4 million, or 25.2% of net loans receivable at September 30, 2007. The Company originated $18.9 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2008, as compared to $14.1 million during the same period of the prior year. At September 30, 2008, the fixed rate commercial and commercial real estate loan portfolio was $115.3 million with a weighted average maturity of 38.5 months, compared to $100.7 million at September 30, 2007, with a weighted average maturity of 28 months. The Company originated $16.2 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2008, as compared to $8.1 million during the same period of the prior year. At September 30, 2008, adjustable-rate home equity lines of credit totaled $8.7 million, as compared to $6.5 million at September 30, 2007. Over the last several years, the Company had maintained a relatively short weighted average life of its investment portfolio; however, in anticipation of the current declining rate environment, management began to expand the portfolio's duration during the prior fiscal year. At September 30, 2008, the portfolio's weighted-average life stands at 5.3 years, compared to 3.2 years at September 30, 2007. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts. The company remains "liability-sensitive," in that our liabilities generally re-price more quickly than our assets. As we reach what we expect to be the bottom of the current interest rate cycle, it is anticipated that management will seek to reduce the amount of sensitivity, but management does expect to achieve the ability to maintain its net interest margin in a rising rate environment.

NEXT PAGE

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2008, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

	Estimated Net Portfolio Value			NPV as % of PV of Assets
BP Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$21,461	$(15,212)	-41%	5.32%	-3.29%
+200	26,900	(9,773)	-27%	6.55%	-2.06%
+100	32,187	(4,486)	-12%	7.69%	-0.92%
NC	36,673	-	-	8.61%	-
-100	39,959	3,286	9%	9.24%	0.63%
-200	43,559	6,886	19%	9.93%	1.32%
-300	45,747	9,074	25%	10.32%	1.71%

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

Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to five years, and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

NEXT PAGE

PART I: Item 4: Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2008, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management. The Chief Executive and Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a: Risk Factors

The following risk factors represent changes or additions to, and should be read in conjunction with, the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2008:

Difficult global market conditions and economic trends have adversely affected our industry and, to a lesser extent, our business.

             Dramatic declines in the US housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans, and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility, and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits or borrowings.

             The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, and stock price.

             Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We expect to pay higher Federal Deposit Insurance Corporation (FDIC) premiums than we have over recent periods, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

             We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers, and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies, and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulator initiatives to address these difficult market and economic conditions may not stability the US banking system.

             The recently-enacted Emergency Economic Stabilization Act of 2008 ("EESA") authorizes the United States Department of Treasury ("Treasury") to purchase from financial institutions and their holding companies up to $750 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program ("TARP"). The purpose of the TARP is to restore confidence and stability to the US banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion under the TARP for a Capital Purchase Program ("CPP"). Under the CPP, the Treasury will purchase debt or equity securities from participating institutions. The TARP is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

             The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies

NEXT PAGE

through June 2012. Financial institutions have until December 5, 2008, to opt out of these two programs. The purpose of these legislative and regulatory actions is to stabilize the volatility in the US banking system.

             The EESA, the TARP, and the FDIC's recent regulatory initiative may not stabilize the US banking system or financial markets. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds, and the price of our stock could all be materially and adversely impacted.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/01/2008 thru 7/31/2008	-	-	-	16,857
8/01/2008 thru 8/31/2008	-	-	-	16,857
9/01/2008 thru 9/30/2008	-	-	-	16,857
Total	-	-	-	16,857

Item 3: Defaults upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

(1)	The election of the following nominees as directors of the Company:

(a)	Mr. Black
	VOTES	FOR	WITHHELD
	2,030,250	1,957,809	72,441

(b)	Ms. Brooks:
	VOTES	FOR	WITHHELD
	2,030,250	2,009,910	20,340

(c)	Mr. Robison:
	VOTES	FOR	WITHHELD
	2,030,250	2,010,210	20,040

(2)	Approval of the Southern Missouri Bancorp, Inc. 2008 Equity Incentive Plan:
	VOTES	FOR	AGAINST	ABSTAIN
	1,423,757	1,151,548	241,225	30,984

(3)	The ratification of the appointment of BKD, LLP as the Company's auditors for the fiscal year ending June 30, 2009:
	VOTES	FOR	AGAINST	ABSTAIN
	2,030,250	2,012,473	10,190	7,587

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

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: November 14, 2008	/s/ Samuel H. Smith Samuel H. Smith Chairman of the Board of Directors

Date: November 14, 2008	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive, Financial and Accounting Officer)

NEXT PAGE