Form 10-Q
period 2008-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2009-02-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number   0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
State or jurisdiction of incorporation)	(IRS employer id. no.)

531 Vine Street       Poplar Bluff, MO            63901
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

Large accelerated filer  _____    Accelerated filer  _____   Non-accelerated filer  _____   Smaller reporting company __X__

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2009
Common Stock, Par Value $.01	2,087,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31, 2008	June 30, 2008
	(unaudited)
Cash and cash equivalents	$13,350,714	$6,042,408
Interest-bearing time deposits	-	1,980,000
Available for sale securities	58,326,261	39,915,280
Stock in FHLB of Des Moines	4,592,300	3,323,700
Loans receivable, net of allowance for loan losses of $3,900,658 and $3,567,203 at December 31, 2008, and June 30, 2008, respectively

	351,251,710	343,069,775
Accrued interest receivable	3,762,631	3,011,777
Premises and equipment, net	8,236,245	8,204,631
Bank owned life insurance – cash surrender value	7,429,228	7,289,819
Intangible assets, net	1,710,274	1,837,903
Prepaid expenses and other assets	4,597,581	3,145,090
Total assets	$453,256,944	$417,820,383

Deposits	$286,046,792	$292,257,045
Securities sold under agreements to repurchase	25,517,751	21,803,513
Advances from FHLB of Des Moines	92,675,000	64,050,000
Accounts payable and other liabilities	688,318	821,407
Accrued interest payable	851,706	1,199,769
Subordinated debt	7,217,000	7,217,000
Total liabilities	412,996,567	387,348,734

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,373,210	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	-
Additional paid-in capital	16,355,500	16,675,839
Retained earnings	28,655,624	27,364,219
Treasury stock of 869,250 shares at December 31, 2008 and 766,393 shares at June 30, 2008, at cost	(13,994,800)	(13,002,803)
Accumulated other comprehensive loss - AFS securities	(367,014)	(626,673)
Accumulated other comprehensive income - FAS 158	31,495	31,495
Total stockholders’ equity	40,260,377	30,471,649

Total liabilities and stockholders’ equity	$453,256,944	$417,820,383

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
INTEREST INCOME:
Loans	$5,734,137	$5,919,541	$11,523,631	$11,830,850
Investment securities	159,671	289,080	336,480	578,567
Mortgage-backed securities	399,776	156,160	754,200	281,226
Other interest-earning assets	10,332	12,460	32,080	19,228
Total interest income	6,303,916	6,377,241	12,646,391	12,709,871

INTEREST EXPENSE:
Deposits	1,808,640	2,476,505	3,642,271	5,002,636
Securities sold under agreements to repurchase	52,526	207,435	142,015	399,986
Advances from FHLB of Des Moines	884,732	768,463	1,746,942	1,600,462
Subordinated debt	99,819	153,627	203,478	304,142
Total interest expense	2,845,717	3,606,030	5,734,706	7,307,226

NET INTEREST INCOME	3,458,199	2,771,211	6,911,685	5,402,645

PROVISION FOR LOAN LOSSES	200,000	90,000	600,000	200,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,258,199	2,681,211	6,311,685	5,202,645

NONINTEREST INCOME:
Customer service charges	305,252	318,479	656,345	622,070
Loan late charges	39,530	32,471	75,122	65,895
Increase in cash surrender value of bank owned life insurance	67,775	69,181	139,409	137,732
Net realized gains on sale of AFS securities	-	6,084	-	6,084
AFS securities losses due to other-than- temporary-impairment	(375,000)	-	(678,973)	-
Other	202,774	175,822	384,082	357,815
Total noninterest income	240,331	602,037	575,985	1,189,596

NONINTEREST EXPENSE:
Compensation and benefits	1,188,324	1,083,434	2,372,901	2,148,840
Occupancy and equipment, net	391,469	378,058	746,476	751,026
DIF deposit insurance premium	79,228	7,790	90,762	15,016
Professional fees	67,103	90,119	111,968	129,410
Advertising	70,532	52,159	103,454	99,382
Postage and office supplies	66,280	65,176	144,053	137,188
Amortization of intangible assets	63,814	63,814	127,629	127,628
Other	279,585	237,392	546,465	465,779
Total noninterest expense	2,206,335	1,977,942	4,243,708	3,874,269

INCOME BEFORE INCOME TAXES	1,292,195	1,305,306	2,643,962	2,517,972

INCOME TAXES	404,500	432,441	829,500	831,921

NET INCOME	887,695	872,865	1,814,462	1,686,051

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on AFS securities, net of income taxes	1,068	260,727	259,659	428,830
Adjustment for gains included in net income	-	(6,084)	-	(6,084)
Total other comprehensive income	1,068	254,643	259,659	422,746

COMPREHENSIVE INCOME	$888,763	$1,127,508	$2,074,121	$2,108,797

Basic earnings per common share	$0.40	$0.40	$0.82	$0.77
Diluted earnings per common share	$0.40	$0.39	$0.82	$0.76
Dividends per common share	$0.12	$0.10	$0.24	$0.20

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007 (Unaudited)

	Six months ended
	December 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,814,462	$1,686,051
Items not requiring (providing) cash:
Depreciation	301,540	335,722
MRP and SOP expense	34,419	36,803
AFS losses due to other-than-temporary impairment	678,973	-
Net realized gains on sale of AFS securities	-	(6,084)
Gain on sale of foreclosed assets	(13,474)	(20,203)
Amortization of intangible assets	127,629	127,629
Increase in cash surrender value of bank owned life insurance	(139,409)	(137,732)
Provision for loan losses	600,000	200,000
Net amortization (accretion) of premiums and discounts on securities	33,470	(8,075)
Deferred income taxes	(136,000)	(39,000)
Changes in:
Accrued interest receivable	(780,554)	(507,206)
Prepaid expenses and other assets	56,796	17,451
Accounts payable and other liabilities	(133,089)	22,695
Accrued interest payable	(348,063)	51,852
Net cash provided by operating activities	2,096,700	1,759,903

Cash flows from investing activities:
Net increase in loans	(9,151,576)	(8,152,812)
Proceeds from sales of available for sale securities	-	233,500
Proceeds from maturities of available for sale securities	3,610,558	9,454,374
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,268,600)	12,200
Purchases of available-for-sale securities	(22,321,825)	(12,253,467)
Purchases of premises and equipment	(333,154)	(107,285)
Investments in state & federal tax credits	(1,263,944)	-
Proceeds from sale of foreclosed assets	150,974	369,472
Net cash used in investing activities	(30,577,567)	(10,444,018)

Cash flows from financing activities:
Preferred stock issued	9,550,000	-
Net decrease in demand deposits and savings accounts	(2,599,980)	(5,316,531)
Net (decrease) increase in certificates of deposits	(3,610,273)	9,374,930
Net increase in securities sold under agreements to repuchase	3,714,238	5,049,140
Proceeds from Federal Home Loan Bank advances	161,475,000	304,500,000
Repayments of Federal Home Loan Bank advances	(132,850,000)	(302,000,000)
Dividends paid on common stock	(523,057)	(439,908)
Exercise of stock options	161,000	-
Purchases of treasury stock	(1,507,755)	(695,300)
Net cash provided by financing activities	33,809,173	10,472,331

Increase in cash and cash equivalents	5,328,306	1,788,216
Cash and cash equivalents at beginning of period	8,022,408	7,330,966

Cash and cash equivalents at end of period	$13,350,714	$9,119,182

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$268,000	$303,369
Conversion of loans to other equipment	131,341	40,750

Cash paid during the period for:
Interest (net of interest credited)	$1,894,700	$2,831,530
Income taxes	981,405	915,683

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and six-month periods ended December 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2008, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2008 and 2007.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Missouri Bank & Trust Co. (SMBT or Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Fair Value Measurements

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 has been applied prospectively as of the beginning of the year/period.

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

Available-for-sale Securities
Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the United States of America (US GAAP), to carry at fair value on a recurring basis. Securities classified as available for sale are reported at fair value utilizing Level 2 and 3 inputs. Level 2 securities include U.S. government and federal agency obligations, obligations of states and political subdivisions, FHLMC preferred stock, and mortgage-backed securities.  Level 3 securities include pooled trust preferred securities.  For Level 2 securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  For level 3 securities, the Company used discounted cash flow valuations to assign an estimated market value to the security.

	Fair Value Measurements at December 31, 2008, Using:
	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$58,326,261	$-	$57,844,102	$482,159

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for-sale Securities
Balance, July 1, 2008	$-

Total realized and unrealized gains and losses
Included in net income	(375,000)
Included in other comprehensive income	(1,041,990)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	1,899,149

Balance, December 31, 2008	$482,159

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$375,000

Realized and unrealized gains and losses included in net income related to Level 3 securities for the period from July 1, 2008, through December 31, 2008, are reported in the consolidated statements of operations as follows:

Noninterest Income
AFS securities losses due to other-than-temporary-impairment	$(375,000)

Note 3:  Securities

Available for sale securities are summarized as follows at estimated fair value:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$3,993,892	$107,382	$-	$4,101,274
Obligations of state and political subdivisions	10,712,798	2,110	(269,488)	10,445,420
Other securities	1,517,234	-	(1,029,475)	487,759
FHLMC preferred stock	-	1,215	-	1,215
Mortgage-backed securities	42,684,929	641,049	(35,385)	43,290,593
Total investments and mortgage-backed securities	$58,908,853	$751,756	$(1,334,348)	$58,326,261

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$3,992,999	$52,103	$(25,660)	$4,019,442
Obligations of state and political subdivisions	6,299,763	7,195	(276,075)	6,030,883
Other securities	1,889,424	-	(325,979)	1,563,445
FHLMC preferred stock	304,125	-	(8,925)	295,200
Mortgage-backed securities	28,423,717	63,754	(481,161)	28,006,310
Total investments and mortgage-backed securities	$40,910,028	$123,052	$(1,117,800)	$39,915,280

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$-	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	5,509,124	(218,113)	448,625	(51,375)	5,957,749	(269,488)
Obligations of state and political subdivisions	5,509,124	(218,113)	448,625	(51,375)	5,957,749	(269,488)
Other securities	209,165	(701,245)	272,994	(328,230)	482,159	(1,029,475)
Mortgage-backed securities	82,581	(1,988)	1,291,135	(33,397)	1,373,716	(35,385)
Total investments and mortgage-backed securities	$5,800,870	$(921,346)	$2,012,754	$(413,002)	$7,813,624	$(1,334,348)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$1,971,482	$(25,660)	$-	$-	$1,971,482	$(25,660)
Obligations of state and political subdivisions	5,117,601	(276,075)	-	-	5,117,601	(276,075)
Obligations of state and political subdivisions	5,117,601	(276,075)	-	-	5,117,601	(276,075)
Other securities	1,858,645	(334,904)	-	-	1,858,645	(334,904)
Mortgage-backed securities	21,382,034	(449,610)	1,407,530	(31,551)	22,789,564	(481,161)
Total investments and mortgage-backed securities	$30,329,762	$(1,086,249)	$1,407,530	$(31,551)	$31,737,292	$(1,117,800)

Note 4:  Loans

Loans are summarized as follows:

	December 31,	June 30,
	2008	2008
Real Estate Loans:
Conventional	$150,989,525	$149,340,248
Construction	14,454,575	13,945,027
Commercial	89,547,412	85,859,482
Consumer loans	21,798,680	21,524,166
Commercial loans	84,067,383	81,574,995
	361,857,575	352,243,918
Loans in process	(5,783,154)	(5,667,898)
Deferred loan fees, net	77,947	60,958
Allowance for loan losses	(3,900,658)	(3,567,203)
Total loans	$351,251,710	$343,069,775

Note 5:  Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2008	2008

Non-interest bearing accounts	$22,805,057	$19,220,977
NOW accounts	46,934,213	37,150,005
Money market deposit accounts	5,966,250	12,104,527
Savings accounts	63,593,203	73,423,195
Certificates	146,748,069	150,358,341
Total deposits	$286,046,792	$292,257,045

Note 6:  Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted earnings per common share for the three- and six-month periods ended December 31, 2008 and 2007.

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income	$887,695	$872,865	$1,814,462	$1,686,051
Dividend payable on preferred stock	34,486	-	34,486	-
Net income available to common shareholders	$853,209	$872,865	$1,779,976	$1,686,051

Average Common shares – outstanding basic	2,129,827	2,170,191	2,163,534	2,184,623
Stock options under treasury stock method	681	40,394	197	40,574
Average Common share – outstanding diluted	2,130,508	2,210,585	2,163,731	2,225,197

Basic earnings per common share	$0.40	$0.40	$0.82	$0.77
Diluted earnings per common share	$0.40	$0.39	$0.82	$0.76

The Company had 189,826 and 65,500 stock options and warrants outstanding at December 31, 2008 and 2007, respectively, with a grant price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.

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

Note 8:  Employee Stock Ownership Plan

The Company established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service.  The Company’s intent is to continue the ESOP for fiscal 2009.  The Company has been accruing $53,000 per quarter for ESOP benefit expenses during this fiscal year and has contributed cash to the plan to allow the purchase of shares for allocation to participants.

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

Note 10: Capital Purchase Program Implemented by the U.S. Treasury

In December 2008, the Company received $9.6 million from the U.S. Treasury through the sale of 9,550 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as part of the Treasury’s Capital Purchase Program.  The Company also issued to the U.S. Treasury a warrant to purchase 114,326 shares of common stock at $12.53 per share.  The amount of preferred shares sold represented approximately 3% of the Company’s risk-weighted assets as of September 30, 2008.

The transaction was part of the Treasury’s program to infuse capital into the nation’s healthiest and strongest banks for the purpose of stabilizing the US financial system and promoting economic activity.  The Company elected to participate in the program given the uncertain economic outlook, the relatively attractive cost of capital compared to the current market, and the strategic opportunities the Company foresees regarding potential uses of the capital.  The additional capital increased the Company’s already well-capitalized position.  The Company used the proceeds of the issue for working capital and investment in its banking subsidiary.

The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are callable after three years at 100% of the issue price, subject to the approval of the Company’s federal regulator.  Earlier redemptions of the preferred shares also require that the Company complete an offering of at least $2,387,500.

Note 11:  Authorized Share Repurchase Program

On October 22, 2008, the Board of Directors authorized and the Company announced the open-market or privately-negotiated stock repurchase of up to 110,000 shares of the Company’s outstanding stock.  The repurchase program was completed November 19, 2008.  As of December 31, 2008, the number of shares held as treasury stock was 869,250.  Outside of purchases necessary for funding of benefit plans, the Company does not expect repurchase activity in the near term, due to its participation in the US Treasury Department’s Capital Purchase Program, which generally precludes repurchase activity.

Note 12:  Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which, in some cases, have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in fair values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 13:  New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company for the fiscal year which began July 1, 2008. In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s financial results.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue was effective for the fiscal year which began July 1, 2008, and did not have a material impact on the Company’s financial results.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 was effective for the Company for the fiscal year which began July 1, 2008, and did not have a material effect on the Company’s financial results.

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSB 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active.   FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157.  FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued.  The application of FSP 157-3 was used to help determine the OTTI of some Company securities.

In January 2009, the FASB issued staff position (FSP) EITF 99-20-1.  This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The FSP is effective for interim and annual periods ending after December 15, 2008.  The application of this FSP was used to help determine the OTTI of some Company securities.

Note 13:  New Accounting Pronouncements Not Yet Effective

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Missouri Bank & Trust Co. (SMBT or the Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $100,000 (certain retirement accounts are insured up to $250,000; and all accounts are currently temporarily insured up to $250,000) by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff and nine full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Matthews, and Qulin, Missouri.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at December 31, 2008, and the results of operations for the three- and six-month periods ended December 31, 2008 and 2007, respectively.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2008 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 11 in the Company’s 2008 Annual Report.

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

During the first six months of fiscal 2009, we grew our balance sheet by $35.4 million; this above-trend growth was due to the leveraged use of $9.6 million in preferred capital invested by the U.S. Treasury Department under the terms of their Capital Purchase Program. This additional growth primarily reflected an $18.4 million increase in available-for-sale investments, an $8.2 million increase in total net loans, a $28.6 million increase in borrowed funds, and a $6.2 million decrease in deposits (the decrease was primarily due to public fund withdrawals, most of which was anticipated, and scheduled draws on bond proceeds).  The growth in available-for-sale investments was primarily in the form of collateralized mortgage obligations (CMOs) and municipal bonds.  The growth in loans was primarily due to commercial and commercial real estate loan growth.  The increase in borrowed funds related to advances from the Federal Home Loan Bank (FHLB), and was used to fund investment and loan growth and offset deposit losses.

The Treasury Department created the Capital Purchase Program with the intention of building capital at U.S. financial institutions in order to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy.  As of December 31, 2008, the Company has contributed to the accomplishment of that objective by leveraging the Treasury’s investment to increase loan balances by $8.2 million in the current fiscal year, and by $31.6 million over the last twelve months. Additionally, the Company has purchased $15 million in agency-backed collateralized mortgage obligations (CMOs) and $4.5 million in municipal debt since the Treasury investment was made, helping to improve the availability of credit in two distressed markets.  These are investment purchases that the Company would not likely have made, absent the Treasury investment.  Including both direct loans and investment securities, the Company has increased its investment in credit markets by $52.6 million over the last twelve months.

Our net income for the second quarter of fiscal 2009 increased 1.7% to $888,000, as compared to $873,000 earned during the same period of the prior year.  The increase in net income compared to the year-ago period was primarily due to a 24.8% increase in net interest income, partially offset by a 60.1% decrease in non-interest income – the result of a charge to record the other-than-temporary impairment of the bank’s investment in a trust preferred pool – a 122.2% increase in loan loss provisions, and an 11.6% increase in non-interest expense.  Diluted earnings per share for the second quarter of fiscal 2009 were $0.40, as compared to $0.39 for the second quarter of fiscal 2008.  For the first six months of fiscal 2008, net income increased 7.6% to $1.8 million, as compared to $1.7 million earned during the same period of the prior year.  The increase in net income compared to the year-ago period was primarily due to a 27.9% increase in net interest income, partially offset by a 51.6% decrease in non-interest income – the result of charges to record the other-than-temporary impairment of Company investments – a 200% increase in loan loss provisions, and a 9.5% increase in non-interest expense.  For both the second quarter and first six months of fiscal 2009, our increase in net interest income was due primarily to an increase in average interest rate spread, as well as an increase in average interest-earning assets.

Short-term market rates fell substantially during the first six months of fiscal 2009, following an already substantial decline over the prior fiscal year.  From October to December, 2008, the Federal Reserve cut rates from 2.00% to a range of 0.00% to 0.25%.  The six-month treasury bill rate declined by almost 200 basis points (to less than .30%); the two-year treasury note declined almost 200 basis points (to 0.76%); and the ten-year treasury bond declined by almost 175 basis points (to 2.25%).  The market was particularly volatile as concern shifted from inflation, to the credit market crisis, and then to the sustainability of economic growth.  Despite the volatility, the curve remained generally quite steep by recent historical comparisons, which is generally to the Company’s benefit.  In this rate environment, our net interest margin increased 41 basis points when comparing the first six months of fiscal 2009 to the same period of the prior year.

The Company’s net income is also affected by the level of non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses.  During the six-month period ended December 31, 2008, non-interest income decreased 51.6% compared to the same period of the prior fiscal year, primarily due to charges incurred to recognize the other-than-temporary impairment of Company investments.  Outside those charges, non-interest income would have increased 5.5%, due to increased debit card activity and non-sufficient funds fee collections.  Non-interest expense increased for the six-month period ended December 31, 2008, by 9.5%, compared to the same period of the prior fiscal year, primarily in the categories of compensation and benefits and deposit insurance assessments.

Our charges incurred to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 loss realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation ($375,000 loss realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available.  All of these investments are described in the table below:

		Unrealized	Estimated	S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$1,215	$1,215	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(72,006)	52,994	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	476,224	(256,224)	220,000	BB+	Aaa
Trapeza CDO XIII, Ltd., class B	476,938	(356,938)	120,000	NR	Aa2
Preferred Term Securities XXIV, Ltd., class B1	433,472	(344,307)	89,165	NR	Aa2
Totals	$1,511,634	$(1,029,475)	$482,159

The Company determined the amount of OTTI charges to record on the Freddie Mac Preferred Stock based on quoted market prices, and on the Trapeza IV CDO based on the estimated present value of expected cash flows on the instruments, discounted using a current market rate on such securities.  For the Trapeza XIII CDOs and the Preferred Term Securities pooled trust preferred investments, the Company expects to receive principal and interest in full without a material change in the scheduled interest payments, based on a review of the terms of the obligation and the financial strength of the underlying firms.

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

Comparison of Financial Condition at December 31, 2008, and June 30, 2008

The Company’s total assets increased by $35.4 million, or 8.5%, to $453.3 million at December 31, 2008, as compared to $417.8 million at June 30, 2008.  Available-for-sale investment balances increased by $18.4 million, or 46.1%, to $58.3 million, as compared to $39.9 million at June 30, 2008.  This growth was attributed to the Company’s leveraged use of the investment by the U.S. Treasury Department of $9.6 million under its Capital Purchase Program.  Loans, net of the allowance for loan losses, increased $8.2 million, or 2.4%, to $351.2 million at December 31, 2008, as compared to $343.1 million at June 30, 2008.  Commercial real estate loan balances grew by $3.7 million, while commercial loans were up $2.5 million, as the Company continues to focus on developing this business.

Asset growth during the first nine months of fiscal 2008 has been funded primarily with FHLB advances, which increased $28.6 million, or 44.7%, to $92.7 million at December 31, 2008, as compared to $64.1 million at June 30, 2008.  Deposits decreased $6.2 million, or 2.1%, to $286.0 million at December 31, 2008, compared to $292.3 million at June 30, 2008.  This reflected public unit deposit runoff of $13.7 million, partially offset by non-public deposit growth of $7.5 million.  By account type, the decrease in deposits was due to a $13.2 million decrease in money market passbook savings and money market deposit accounts, a $3.6 million decrease in certificates of deposit, and a $2.8 million decrease in statement saving accounts, partially offset by checking account growth of $12.1 million, as the Company introduced a new, high-rate “rewards checking” product.  Securities sold under agreements to repurchase totaled $25.5 million at December 31, 2008, an increase of $3.7 million, or 17.0%, compared to $21.8 million at June 30, 2008.

Total stockholders’ equity increased $9.8 million, or 32.1%, to $40.3 million at December 31, 2008, as compared to $30.5 million at June 30, 2008.  The increase was primarily due to the $9.6 million investment in preferred equity by the U.S. Treasury Department under the terms of its Capital Purchase Program.  Additionally, capital increased due to retention of net income, an increase in the market value of the Company’s available-for-sale investment portfolio, and the exercise of stock options outstanding, partially offset by stock repurchases and cash dividends paid.

Average Balance Sheet for the Three- and Six-Month Periods Ended December 31, 2008 and 2007

The tables on the following pages present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and six-month periods ending December 31, 2008 and 2007.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended December 31, 2008			Three-month period ended December 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$251,367,563	$4,209,253	6.70	$232,410,132	$4,150,302	7.14
Other loans (1)	103,076,030	1,524,884	5.92	86,354,079	1,769,239	8.20
Total net loans	354,443,593	5,734,137	6.47	318,764,211	5,919,541	7.43
Mortgage-backed securities	32,312,440	399,776	4.95	13,919,968	156,160	4.49
Investment securities (2)	18,057,845	159,671	3.54	25,771,074	289,080	4.49
Other interest earning assets	5,745,215	10,332	0.72	4,016,624	12,460	1.24
Total interest earning assets (1)	410,559,093	6,303,916	6.14	362,471,877	6,377,241	7.04
Other noninterest earning assets (3)	24,780,987	-		24,582,025	-
Total assets	$435,340,080	$6,303,916		$387,053,902	$6,377,241

Interest bearing liabilities:
Savings accounts	$64,796,101	$326,194	2.01	$76,479,426	$690,995	3.61
NOW accounts	42,999,550	202,129	1.88	31,154,693	107,129	1.38
Money market deposit accounts	6,407,373	23,601	1.47	5,720,047	27,237	1.90
Certificates of deposit	146,287,148	1,256,716	3.44	138,039,043	1,651,144	4.78
Total interest bearing deposits	260,490,172	1,808,640	2.78	251,393,209	2,476,505	3.94
Borrowings:
Securities sold under agreements to repurchase	24,110,814	52,526	0.87	19,408,098	207,435	4.28
FHLB advances	84,841,304	884,732	4.17	57,270,121	768,463	5.37
Subordinated debt	7,217,000	99,819	5.53	7,217,000	153,627	8.51
Total interest bearing liabilities	376,659,290	2,845,717	3.02	335,288,428	3,606,030	4.30
Noninterest bearing demand deposits	24,426,808	-		19,996,122	-
Other noninterest bearing liabilities	1,133,714	-		2,328,759	-
Total liabilities	402,219,812	2,845,717		357,613,309	3,606,030
Stockholders’ equity	33,120,268	-		29,440,593	-
Total liabilities and stockholders' equity	$435,340,080	$2,845,717		$387,053,902	$3,606,030

Net interest income		$3,458,199			$2,771,211

Interest rate spread (4)			3.12			2.74
Net interest margin (5)			3.37			3.06

Ratio of average interest-earning assets to average interest-bearing liabilities	109.00%			108.11%

(1)           Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)           Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.2 million and $7.4 million, respectively, for the three-month period ending December 31, 2008, as compared to $8.5 million and $7.1 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended December 31, 2008			Six-month period ended December 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$248,237,472	$8,353,731	6.73	$229,225,628	$8,192,990	7.15
Other loans (1)	103,748,862	3,169,900	6.11	88,684,499	3,637,860	8.20
Total net loans	351,986,334	11,523,631	6.55	317,910,127	11,830,850	7.44
Mortgage-backed securities	30,310,641	754,200	4.98	12,471,177	281,226	4.51
Investment securities (2)	17,624,941	336,480	3.82	26,368,621	578,567	4.39
Other interest earning assets	5,580,958	32,080	1.15	3,430,637	19,229	1.12
Total interest earning assets (1)	405,502,874	12,646,391	6.24	360,180,562	12,709,871	7.06
Other noninterest earning assets (3)	22,690,740	-		23,148,557	-
Total assets	$428,193,614	$12,646,391		$383,329,119	$12,709,871

Interest bearing liabilities:
Savings accounts	$67,603,440	$721,261	2.13	$77,122,565	$1,448,391	3.76
NOW accounts	39,476,033	322,044	1.63	30,540,163	211,171	1.38
Money market deposit accounts	7,709,289	60,979	1.58	5,800,505	54,937	1.89
Certificates of deposit	147,568,287	2,537,987	3.44	135,254,993	3,288,137	4.86
Total interest bearing deposits	262,357,049	3,642,271	2.78	248,718,226	5,002,635	4.02
Borrowings:
Securities sold under agreements to repurchase	22,729,678	142,015	1.25	17,549,035	399,986	4.56
FHLB advances	79,864,674	1,746,942	4.37	59,150,577	1,600,462	5.41
Subordinated debt	7,217,000	203,478	5.64	7,217,000	304,143	8.43
Total interest bearing liabilities	372,168,401	5,734,706	3.08	332,634,838	7,307,226	4.39
Noninterest bearing demand deposits	22,754,712	-		19,287,767	-
Other noninterest bearing liabilities	1,264,282	-		2,184,647	-
Total liabilities	396,187,395	5,734,706		354,107,252	7,307,226
Stockholders’ equity	32,006,219	-		29,221,867	-
Total liabilities and stockholders' equity	$428,193,614	$5,734,706		383,329,119	$7,307,226

Net interest income		$6,911,685			5,402,645

Interest rate spread (4)			3.16			2.67
Net interest margin (5)			3.41			3.00

Ratio of average interest-earning assets to average interest-bearing liabilities	108.96%			108.28%

(1)           Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)           Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.2 million and $7.3 million, respectively, for the six-month period ending December 31, 2008, as compared to $8.5 million and $7.1 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2008 and 2007

General.  Net income for the three- and six-month periods ended December 31, 2008, was $888,000 and $1.81 million, respectively, increases of $15,000, or 1.7%, and $128,000, or 7.6%, respectively, as compared to the same periods of the prior fiscal year.  Basic and diluted earnings per common share were $0.40 for the second quarter and $0.82 for the first six months of fiscal 2009, compared to $0.40 basic and $0.39 diluted earnings per share for the second quarter, and $0.77 basic and $0.76 diluted for the first six months of fiscal 2008.  Our annualized return on average assets for the three- and six-month periods ended December 31, 2008, was .82% and 0.85%, respectively, compared to .90% and 0.88%, respectively, for the same periods of the prior fiscal year.  Our return on average common stockholders’ equity for the three- and six-month periods ended December 31, 2008, was 11.2% and 11.6%, respectively, compared to 11.9% and 11.5%, respectively, for the same periods of the prior fiscal year.

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2008, was $3.5 million and $6.9 million, respectively, increases of $687,000, or 24.8%, and $1.5 million, or 27.9%, respectively, as compared to the same periods of the prior fiscal year.  For both the three- and six-month periods, the increases reflected an expansion of our net interest rate spread, and our growth initiatives, which resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities.  Our interest rate spread was 3.12% and 3.16%, respectively for the three- and six-month periods ended December 31, 2008, as compared to 2.74% and 2.67%, respectively, for the same periods of the prior fiscal year.  For the three- and six-month periods ended December 31, 2008, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.37% and 3.41%, respectively, compared to 3.06% and 3.00%, respectively, for the same periods of the prior fiscal year. The increase in interest rate spread for the three-month period resulted from a 128 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 90 basis point decrease in the average yield on interest-earning assets.  For the six-month period, the increase in interest rate spread resulted from a 131 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an 82 basis point decrease in the average yield on interest-earning assets.  Expansion of our interest rate spread was attributed primarily to the faster re-pricing of liabilities (compared to assets) on the Company’s balance sheet in a falling rate environment, combined with the improved slope of the yield curve.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2008, was $6.3 million and $12.6 million, respectively, decreases of $73,000, or 1.2%, and $63,000, or 0.5%, respectively, from the amounts earned in the same periods of the prior fiscal year. The decreases were due to the 90 and 82 basis point decreases, respectively, in the yield on interest-earning assets, partially offset by increases of $48.1 million, or 13.3%, and $45.3 million, or 12.6%, respectively, in the average balance of interest-earning assets during the three- and six-month periods ended December 31, 2008.  For the three-and six-month periods ended December 31, 2008, the average interest rate on interest-earning assets was 6.14% and 6.24%, respectively, as compared to 7.04% and 7.06%, respectively, for the same periods of the prior year.

Interest Expense.  Total interest expense for the three- and six-month periods ended December 31, 2008, was $2.9 million and $5.7 million, respectively, decreases of $760,000, or 21.1%, and $1.6 million, or 21.5%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were due to the 128 and 131 basis point decreases, respectively, in the average cost of interest-bearing liabilities, partially offset by increases of $41.4 million, or 12.3%, and $39.5 million, or 11.9%, respectively, in the average balance of interest-bearing liabilities during the three- and six-month periods ended December 31, 2008.  For the three- and six-month periods ended December 31, 2008, the average interest rate on interest-bearing liabilities was 3.02% and 3.08%, respectively, as compared to 4.30% and 4.39%, respectively, for the same periods of the prior fiscal year.  The increase in the average balance of interest-bearing liabilities was primarily due to funding needed for asset growth.

Provision for Loan Losses.  The provision for loan losses for the three- and six-month periods ended December 31, 2008, was $200,000 and $600,000, as compared to $90,000 and $200,000 for the same periods of the prior year.  The increase in provisions was primarily due to management’s belief that it is appropriate to maintain larger reserves in light of continuing deterioration of the credit and housing markets.  In addition, the Company’s growth, over the last several years, in its commercial and commercial real estate loan portfolios has required increased provisions for loan losses, as those loan types generally carry additional risk.  In general, however, the Company does not anticipate that it will realize the level of credit problems that have been experienced by financial institutions more heavily involved in either subprime or Alt-A residential lending, or construction and development lending.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three- and six-month periods ended December 31, 2008, was $240,000 and $576,000, respectively, decreases of $362,000, or 60.1%, and $614,000, or 51.6%, compared to the same periods of the prior fiscal year.  The decreases were primarily due to the charges incurred to recognize the other-than-temporary impairment of investments held by the Company.  Outside those charges, non-interest income would have increased 2.2% and 5.5%, respectively, in the three- and six-month periods ended December 31, 2008, attributable to increased debit card activity fees and secondary market loan sale income in the three-month period, and attributable to debit card activity fees and NSF fee collections in the six-month period.

Non-interest Expense.  Non-interest expense for the three- and six-month periods ended December 31, 2008, was $2.2 million and $4.2 million, respectively, increases of $228,000, or 11.6%, and $369,000, or 9.5%, respectively, compared to the same periods of the prior fiscal year.  For both the three- and six-month periods ended December 31, 2008, the increases in non-interest expense were primarily in the categories of compensation and benefits and deposit insurance assessments.  Compensation increases were attributed to general increases in compensation levels and the addition of key personnel.  Deposit insurance assessment increases were attributed to the exhaustion of the Bank’s one-time credit provided under the new deposit insurance assessment program instituted by the FDIC in 2006.  Going forward, additional increases are expected as the FDIC increases the baseline assessment rate and assesses surcharges related to the use of collateralized borrowings by financial institutions in an attempt to replenish the DIF. As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 59.7% and 56.7%, respectively, for the three- and six-month periods ended December 31, 2008, as compared to 58.6% and 58.8%, respectively, for the same periods of the prior fiscal year.

Income Taxes.  Provisions for income taxes for the three- and six-month periods ended December 31, 2008, were $405,000 and $830,000, respectively, decreases of $28,000, or 6.5%, and $2,000, or 0.3%, compared to the same periods of the prior fiscal year.  Our effective tax rate for the three- and six-month periods ended December 31, 2008, was 31.3% and 31.4%, respectively, as compared to 33.1% and 33.0%, respectively, for the same periods of the prior fiscal year.  For both the three-and six-month periods, the decrease in the effective tax rate was attributable to the Company’s investment in tax-exempt securities and purchases of tax credits; the decrease in tax provisions was due to the lower effective tax rate, partially offset by higher pre-tax income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2008 and 2007:

	2008	2007
Balance, beginning of period	$3,567,203	$2,537,659
Loans charged off:
Residential real estate	(19,382)	(11,150)
Commercial business	(206,841)	-
Commercial real estate	(10,495)	-
Consumer	(34,850)	(39,571)
Gross charged off loans	(271,568)	(50,721)
Recoveries of loans previously charged off:
Residential real estate	15	-
Commercial business	100	162,813
Consumer	4,908	1,873
Gross recoveries of charged off loans	5,023	164,686
Net charge offs	(266,545)	113,965
Provision charged to expense	600,000	200,000
Balance, end of period	$3,900,658	$2,851,624

Ratio of net charge offs during the period to average loans outstanding during the period	0.08%	-0.04%

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $333,000 to $3.9 million at December 31, 2008, from $3.6 million at June 30, 2008.  At December 31, 2008, the Bank had $4.9 million, or 1.08% of total assets, adversely classified ($4.9 million classified “substandard”; none classified “doubtful” or “loss”), as compared to adversely classified assets of $4.5 million, or 1.07% of total assets at June 30, 2008, and $4.1 million, or 1.04% of total assets, adversely classified at December 31, 2007.  Adversely classified loans were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment, and all were performing in accordance with terms at December 31, 2008.  All were classified due to concerns as to the borrowers’ ability to generate sufficient cash flows to service the debt.

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

Nonperforming Assets

The ratio of nonperforming assets to total assets and non-performing loans to net loans receivable is another measure of asset quality.  Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  The table on the following page summarizes changes in the Company’s level of nonperforming assets over selected time periods:

	12/31/2008	6/30/2008	12/31/2007
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$184,000	$-	$30,000
Commercial real estate	-	-	20,000
Consumer	-	6,000	8,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	184,000	6,000	58,000
Foreclosed real estate or other real estate owned	168,000	38,000	86,000
Other repossessed assets	111,000	24,000	31,000
Total nonperforming assets	$463,000	$68,000	$175,000
Percentage nonperforming assets to total assets	0.10%	0.02%	0.04%
Percentage nonperforming loans to net loans	0.05%	0.00%	0.02%

At December 31, 2008, non-performing assets totaled $463,000, up from $68,000 at June 30, 2008, and $175,000 at December 31, 2007. A single relationship consisting of two delinquent loans and one parcel of foreclosed real estate accounts for the increase in those non-performing asset classes. Most of the increase in other repossessed assets was due to collateral repossessed from a singe commercial borrower, to which most of the increase in charge-offs for the six-month period ended December 31, 2008, was attributed (see Allowance for Loan Loss Activity).

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.  At December 31, 2008, the Company had outstanding commitments to fund approximately $50.5 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At December 31, 2008, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $129.7 million, of which $92.7 million had been advanced (additionally, letters of credit totaling $3.5 million had been issued on the Bank’s behalf in order to secure public unit funding).  The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $178.2 million, which means $85.5 million in borrowings remain available.  Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of December 31, 2008, and June 30, 2008, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.”  As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized.”  There were no conditions or events since the FDIC notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)	$41,864,000	12.93%	$25,906,000	8.00%	$32,383,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	37,963,000	11.72%	12,953,000	4.00%	19,430,000	6.00%

Tier I Capital (to Average Assets)	37,963,000	8.87%	17,123,000	4.00%	21,404,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)	$36,302,000	11.79%	$24,631,000	8.00%	$30,789,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	32,735,000	10.63%	12,315,000	4.00%	18,473,000	6.00%

Tier I Capital (to Average Assets)	32,735,000	8.08%	16,214,000	4.00%	20,267,000	5.00%

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (with maturities up to ten years), subject to early redemptions and fixed terms.  Other elements of the Company’s current asset/liability strategy include (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) actively soliciting less rate-sensitive deposits, and (iii) offering competitively-priced money market accounts and CDs with maturities of up to five years.  The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to originate long-term, fixed-rate residential loans.  During the first six months of fiscal year 2009, fixed rate residential loan production totaled $8.1 million, as compared to $11.9 million during the same period of the prior year.  At December 31, 2008, the fixed rate residential loan portfolio was $97.8 million with a weighted average maturity of 208 months, as compared to $97.4 million at December 31, 2007, with a weighted average maturity of 207 months.  The Company originated $6.8 million in adjustable-rate residential loans during the six-month period ended December 31, 2008, as compared to $4.1 million during the same period of the prior year.  At December 31, 2008, fixed rate loans with remaining maturities in excess of 10 years totaled $89.8 million, or 25.6% of net loans receivable, as compared to $82.0 million, or 25.6% of net loans receivable at December 31, 2007.  The Company originated $29.3 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2008, as compared to $29.4 million during the same period of the prior year.  At December 31, 2008, the fixed rate commercial and commercial real estate loan portfolio was $112.6 million with a weighted average maturity of 36 months, compared to $102.7 million at December 31, 2007, with a weighted average maturity of 28 months.  The Company originated $38.3 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2008, as compared to $16.6 million during the same period of the prior year.  At December 31, 2008, adjustable-rate home equity lines of credit totaled $9.6 million, as compared to $6.7 million at December 31, 2007.  Over the last several years, the Company had maintained a relatively short weighted average life of its investment portfolio; however, in anticipation of the current declining rate environment, management began to expand the portfolio’s duration during the prior fiscal year.  At December 31, 2008, the portfolio’s weighted-average life stands at 6.0 years, compared to 4.2 years at December 31, 2007.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.  The company remains “liability-sensitive,” in that our liabilities generally re-price more quickly than our assets.  As we have reached what we expect to be the bottom of the current interest rate cycle, it is anticipated that management will seek to reduce the amount of sensitivity, but management does not expect to achieve the ability to maintain its net interest margin in a rising rate environment.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2008, management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$20,327	$(20,736)	-50%	4.78%	-4.31%
+200	26,757	(14,306)	-35%	6.17%	-2.92%
+100	34,648	(6,415)	-16%	7.81%	-1.28%
NC	41,063	-	-	9.09%	-
-100	44,516	3,453	8%	9.73%	0.64%
-200	47,118	6,055	15%	10.20%	1.11%
-300	49,258	8,195	20%	10.58%	1.49%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2008, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information
SOUTHERN MISSOURI BANCORP, INC.

Item 1:  Legal Proceedings

In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company’s financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s ordinary business, the Company is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company.

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

Recent legislative and regulator initiatives to address these difficult market and economic conditions may not stabilize the US banking system.

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

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the

FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions were required to decide by December 5, 2008, whether to participate in the two programs (Southern Missouri elected to participate in both programs). The purpose of these legislative and regulatory actions is to stabilize the volatility in the US banking system.

The EESA, the TARP, and the FDIC's recent regulatory initiative may not stabilize the US banking system or financial markets. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds, and the price of our stock could all be materially and adversely impacted.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2008 thru 10/31/2008	66,857	$11.96	66,857	60,000
11/1/2008 thru 11/30/2008	60,000	$11.80	60,000	-
12/1/2008 thru 12/31/2008	-	-	-	-
Total	126,857	$11.89	126,857	-

As previously disclosed in a Form 8-K Current Report on December 9, 2008, the Company sold $9.6 million of preferred stock to the U.S. Treasury pursuant to its Capital Purchase Program, and issued a warrant to purchase 114,326 shares of common stock.

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibits
	(3) (a)	Certificate of Incorporation of the Registrant++
	(3) (b)	Bylaws of the Registrant++
	(4)	Form of Stock Certificate of Southern Missouri Bancorp+++
	(10)	Material Contracts
	(a)	Registrant’s Stock Option Plan*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans*
	(c)	Employment Agreements
(i) Greg A. Steffens**
	(d)	Director’s Retirement Agreements
		(i)	Samuel H. Smith***
		(ii)	Sammy A. Schalk****
		(iii)	Ronnie D. Black****
		(iv)	L. Douglas Bagby****
		(v)	Rebecca McLane Brooks*****
		(vi)	Charles R. Love*****
		(vii)	Charles R. Moffitt*****
		(viii)	Dennis Robison
	(e)	Tax Sharing Agreement***
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification

++	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
+++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
*	Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant’s Annual Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant’s Annual Report on Form 10-QSB for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: Feburary 13, 2008	/s/ Samuel H. Smith
Samuel H. Smith
Chairman of the Board of Directors

Date: February 13, 2008	/s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and Accounting Officer)