Form 10-Q
period 2009-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2009-05-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No ☐

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12 b-2 of the Exchange Act)

Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2009
Common Stock, Par Value $.01	2,087,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009, AND JUNE 30, 2008

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$9,008,524	$6,042,408
Interest-bearing time deposits	-	1,980,000
Available for sale securities	58,542,439	39,915,280
Stock in FHLB of Des Moines	4,592,300	3,323,700
Loans receivable, net of allowance for loan losses of $4,282,711 and $3,567,203 at March 31, 2009, and June 30, 2008, respectively

	358,436,695	343,069,775
Accrued interest receivable	3,103,173	3,011,777
Premises and equipment, net	8,158,216	8,204,631
Bank owned life insurance – cash surrender value	7,496,264	7,289,819
Intangible assets, net	1,646,459	1,837,903
Prepaid expenses and other assets	4,595,789	3,145,090
Total assets	$455,579,859	$417,820,383

LIABILITIES and STOCKHOLDERS’ EQUITY
Deposits	$306,698,547	$292,257,045
Securities sold under agreements to repurchase	26,234,268	21,803,513
Advances from FHLB of Des Moines	72,500,000	64,050,000
Accounts payable and other liabilities	787,206	821,407
Accrued interest payable	1,017,108	1,199,769
Subordinated debt	7,217,000	7,217,000
Total liabilities	414,454,129	387,348,734

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,380,960	-

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	169,040	-
Additional paid-in capital	16,334,011	16,675,839
Retained earnings	29,296,154	27,364,219
Treasury stock of 869,250 shares at March 31, 2009, and 766,393 shares at June 30, 2008, at cost	(13,994,800)	(13,002,803)
Accumulated other comprehensive loss - AFS securities	(120,702)	(626,673)
Accumulated other comprehensive income - FAS 158	31,495	31,495
Total stockholders’ equity	41,125,730	30,471,649

Total liabilities and stockholders’ equity	$455,579,859	$417,820,383

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
INTEREST INCOME:
Loans	$ 5,613,302	$ 5,756,757	$ 17,136,933	$ 17,587,607
Investment securities	163,294	298,506	499,774	877,073
Mortgage-backed securities	510,534	294,284	1,264,734	575,510
Other interest-earning assets	2,769	36,137	34,849	55,365
Total interest income	6,289,899	6,385,684	18,936,290	19,095,555

INTEREST EXPENSE:
Deposits	1,736,540	2,273,501	5,378,811	7,276,137
Securities sold under agreements to repurchase	44,959	183,894	186,974	583,880
Advances from FHLB of Des Moines	851,239	717,801	2,598,181	2,318,263
Subordinated debt	81,708	134,625	285,186	438,767
Total interest expense	2,714,446	3,309,821	8,449,152	10,617,047

NET INTEREST INCOME	3,575,453	3,075,863	10,487,138	8,478,508

PROVISION FOR LOAN LOSSES	410,000	350,000	1,010,000	550,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,165,453	2,725,863	9,477,138	7,928,508

NONINTEREST INCOME:
Customer service charges	266,096	315,527	922,441	937,597
Loan late charges	40,108	40,572	115,230	106,467
Increase in cash surrender value of bank owned life insurance	67,036	68,632	206,445	206,364
Net realized gains on sale of AFS securities	-	-	-	6,084
AFS securities losses due to other-than- temporary-impairment	-	-	(678,973)	-
Other	208,818	176,531	592,900	534,346
Total noninterest income	582,058	601,262	1,158,043	1,790,858

NONINTEREST EXPENSE:
Compensation and benefits	1,269,556	1,117,020	3,642,457	3,265,860
Occupancy and equipment, net	400,689	389,834	1,147,165	1,140,860
DIF deposit insurance premium	132,217	7,644	222,979	22,660
Professional fees	70,020	55,962	181,988	185,372
Advertising	50,397	38,278	153,851	137,660
Postage and office supplies	77,163	67,686	221,216	204,874
Amortization of intangible assets	63,814	63,814	191,443	191,442
Other	276,720	246,335	823,185	712,114
Total noninterest expense	2,340,576	1,986,573	6,584,284	5,860,842

INCOME BEFORE INCOME TAXES	1,406,935	1,340,552	4,050,897	3,858,524

INCOME TAXES	423,000	442,441	1,252,500	1,274,362

NET INCOME	983,935	898,111	2,798,397	2,584,162
Effective dividend on preferred shares	119,375	-	153,861	-
Net income available to common shareholders	$ 864,560	$ 898,111	$ 2,644,536	$ 2,584,162

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net income	$ 983,935	$ 898,111	$ 2,798,397	$ 2,584,162
Unrealized gains on AFS securities, net of income taxes	246,312	123,355	505,971	552,185
Adjustment for gains included in net income	-	-	-	(6,084)
Total other comprehensive income	246,312	123,355	505,971	546,101

COMPREHENSIVE INCOME	$ 1,230,247	$ 1,021,466	$ 3,304,368	$ 3,130,263

Basic earnings per common share	$ 0.42	$ 0.41	$ 1.24	$ 1.18
Diluted earnings per common share	$ 0.42	$ 0.40	$ 1.24	$ 1.17
Dividends per common share	$ 0.12	$ 0.10	$ 0.36	$ 0.30

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Nine months ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$2,798,397	$2,584,162
Items not requiring (providing) cash:
Depreciation	463,741	507,345
MRP and SOP expense	51,801	54,142
AFS losses due to other-than-temporary impairment	678,973	-
Net realized gains on sale of AFS securities	-	(6,084)
Gain on sale of foreclosed assets	(18,974)	(20,203)
Amortization of intangible assets	191,443	191,443
Increase in cash surrender value of bank owned life insurance	(206,445)	(206,364)
Provision for loan losses	1,010,000	550,000
Net amortization (accretion) of premiums and discounts on securities	74,422	(63,649)
Deferred income taxes	(293,000)	(503,999)
Changes in:
Accrued interest receivable	(91,396)	(336,952)
Prepaid expenses and other assets	110,727	76,876
Accounts payable and other liabilities	(34,201)	490,954
Accrued interest payable	(182,661)	(267,565)
Net cash provided by operating activities	4,552,827	3,050,106

Cash flows from investing activities:
Net increase in loans	(16,893,436)	(19,888,934)
Proceeds from sales of available for sale securities	-	233,500
Proceeds from maturities of available for sale securities	5,203,501	19,929,465
Net purchases of Federal Home Loan Bank stock	(1,268,600)	(26,400)
Purchases of available-for-sale securities	(23,780,825)	(27,881,179)
Purchases of premises and equipment	(417,326)	(124,184)
Investments in state & federal tax credits	(1,263,944)	-
Proceeds from sale of foreclosed assets	233,750	464,787
Net cash used in investing activities	(38,186,880)	(27,292,945)

Cash flows from financing activities:
Preferred stock issued	9,511,128	-
Net increase (decrease) in demand deposits and savings accounts	8,331,828	(2,989,661)
Net increase in certificates of deposits	6,109,674	15,237,615
Net increase in securities sold under agreements to repurchase	4,430,755	4,891,773
Proceeds from Federal Home Loan Bank advances	187,825,000	322,625,000
Repayments of Federal Home Loan Bank advances	(179,375,000)	(317,125,000)
Dividends paid on common and preferred stock	(866,461)	(660,653)
Exercise of stock options	161,000	-
Purchases of treasury stock	(1,507,755)	(165,361)
Net cash provided by financing activities	34,620,169	21,813,713

Increase (decrease) in cash and cash equivalents	986,116	(2,429,126)
Cash and cash equivalents at beginning of period	8,022,408	7,330,966

Cash and cash equivalents at end of period	$9,008,524	$4,901,840

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$268,000	$344,788
Conversion of loans to other equipment	248,516	85,828

Cash paid during the period for:
Interest (net of interest credited)	$2,132,670	$3,953,773
Income taxes	1,526,405	1,430,393

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and nine-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2008, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2008 and 2007.

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

Fair Value Measurements at March 31, 2009, Using:
	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$ 58,542,439	$ -	$ 58,542,439	$ -

Note 3:  Securities

Available for sale securities are summarized as follows at estimated fair value:

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$ 3,994,340	$ 84,184	$ -	$ 4,078,524
Obligations of state and political subdivisions	12,139,138	91,609	(195,045)	12,035,702
Other securities	1,511,521	-	(1,248,059)	263,462
FHLMC preferred stock	-	8,400	-	8,400
Mortgage-backed securities	41,088,788	1,076,678	(9,115)	42,156,351
Total investments and mortgage-backed securities	$ 58,733,787	$ 1,260,871	$ (1,452,219)	$ 58,542,439

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$ 3,992,999	$ 52,103	$ (25,660)	$ 4,019,442
Obligations of state and political subdivisions	6,299,763	7,195	(276,075)	6,030,883
Other securities	1,889,424	-	(325,979)	1,563,445
FHLMC preferred stock	304,125	-	(8,925)	295,200
Mortgage-backed securities	28,423,717	63,754	(481,161)	28,006,310
Total investments and mortgage-backed securities	$ 40,910,028	$ 123,052	$ (1,117,800)	$ 39,915,280

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009.

	Less than 12 months		More than 12 months		Totals
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Investment Securities:
U.S. government and federal agency obligations	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of state and political subdivisions	4,549,110	(138,776)	1,489,708	(56,269)	6,038,818	(195,045)
Other securities	-	-	263,462	(1,248,059)	263,462	(1,248,059)
Mortgage-backed securities	62,991	(165)	443,770	(8,950)	506,761	(9,115)
Total investments and mortgage-backed securities	$ 4,612,101	$ (138,941)	$ 2,196,940	$ (1,313,278)	$ 6,809,041	$ (1,452,219)

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

Except as discussed below, management believes the declines in fair value for these securities to be temporary.

At March 31, 2009, “other securities” included investments in four pooled trust preferred securities with a fair value of $263,000, and unrealized losses of $1.2 million in a continuous unrealized loss position for twelve months or more.

Three of the pooled trust preferred securities, with an amortized cost of $1.4 million and an unrealized loss of $1.1 million, showed unrealized losses primarily due to the long-term nature of pooled trust preferred securities, a lack of demand or inactive market for these securities, and concern regarding the underlying financial institutions that have issued the pooled trust preferred securities.  Collateral and cash flow analysis of these securities show that at this time it is probable the Company will receive all contractual principal and interest with no material change in the interest payment schedule.  Because the Company does not intend to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments in the securities to be other-than-temporarily impaired at March 31, 2009.

A fourth pooled trust preferred security, with an amortized cost of $125,000, and an unrealized loss of $118,000, was deemed other-than-temporarily impaired in the Company’s second quarter of fiscal 2009.  Based on an estimated discounted cash flow valuation of the security, the Company recorded an impairment charge of $375,000 for the unrealized loss on the security.  The loss established a new, lower amortized cost basis for the security and reduced non-interest income for the Company’s second quarter and the nine months ended March 31, 2009.  Because the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in the security to be other-than-temporarily impaired at March 31, 2009.

The Company’s investments in Freddie Mac Preferred Stock with an amortized cost of $0 and unrealized gains of $8,000 was deemed other-than-temporarily impaired in the Company’s first quarter of fiscal 2009, based on quoted market prices which reflected market participants’ expectations regarding the likelihood of recovery of their investment.  Accordingly, the Company recorded an impairment charge for the full amortized cost of the security, $304,000.  The loss established the amortized cost basis for the security at $0, and reduced non-interest income for the Company’s first quarter and the nine months ended March 31, 2009.

Note 4:  Loans

Loans are summarized as follows:

	March 31,	June 30,
	2009	2008
Real Estate Loans:
Conventional	$ 152,051,650	$ 149,340,248
Construction	14,954,371	13,945,027
Commercial	93,853,922	85,859,482
Consumer loans	22,733,042	21,524,166
Commercial loans	83,731,710	81,574,995
	367,324,695	352,243,918
Loans in process	(4,695,026)	(5,667,898)
Deferred loan fees, net	89,737	60,958
Allowance for loan losses	(4,282,711)	(3,567,203)
Total loans	$ 358,436,695	$ 343,069,775

Note 5:  Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2009	2008

Non-interest bearing accounts	$ 22,138,296	$ 19,220,977
NOW accounts	60,479,731	37,150,005
Money market deposit accounts	6,025,291	12,104,527
Savings accounts	61,587,214	73,423,195
Certificates	156,468,015	150,358,341
Total deposits	$ 306,698,547	$ 292,257,045

Note 6:  Comprehensive Income

The Company’s comprehensive income for the three- and nine-month periods ended March 31, 2009, was as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$ 983,935	$ 898,111	$ 2,798,397	$ 2,584,162
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	391,073	195,802	124,257	876,484
Less, realized (losses) gains included in income	-	-	(678,973)	6,084
Tax benefit (expense)	(144,761)	(72,447)	(297,259)	(324,299)
Total other comprehensive income (loss)	246,312	123,355	505,971	546,101
Comprehensive income	$ 1,230,247	$ 1,021,466	$ 3,304,368	$ 3,130,263

Note 6:  Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted earnings per common share for the three- and nine-month periods ended March 31, 2009 and 2008.

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$ 983,935	$ 898,111	$ 2,798,397	$ 2,584,162
Dividend payable on preferred stock	119,375	-	153,861	-
Net income available to common shareholders	$ 864,560	$ 898,111	$ 2,644,536	$ 2,584,162

Average Common shares – outstanding basic	2,082,627	2,212,961	2,136,583	2,194,069
Stock options under treasury stock method	440	10,716	806	9,703
Average Common share – outstanding diluted	2,083,067	2,223,677	2,137,389	2,203,772

Basic net income available to common shareholders	$ 0.42	$ 0.41	$ 1.24	$ 1.18
Diluted net income available to common shareholders	$ 0.42	$ 0.40	$ 1.24	$ 1.17

The Company had 189,826 and 65,500 stock options and warrants outstanding at March 31, 2009 and 2008, respectively, with a grant price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.

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

Note 9:  Corporate Obligated Floating Rate Trust Preferred Securities

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) in March, 2004, with a liquidation value of $1,000 per share.  The securities are due in 30 years, are now redeemable, and bear interest at a floating rate based on LIBOR.  The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities.  The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Note 11:  Authorized Share Repurchase Program

On October 22, 2008, the Board of Directors authorized and the Company announced the open-market or privately-negotiated stock repurchase of up to 110,000 shares of the Company’s outstanding stock.  The repurchase program was completed November 19, 2008.  As of March 31, 2009, the number of shares held as treasury stock was 869,250.  Outside of purchases necessary for funding of benefit plans, the Company expects no significant repurchase activity in the near term, due to its participation in the US Treasury Department’s Capital Purchase Program, which generally precludes repurchase activity.

Note 12:  New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company for the fiscal year which began July 1, 2008. In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue was effective for the fiscal year which began July 1, 2008, and did not have a material impact on the Company’s consolidated financial statements..

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 was effective for the Company for the fiscal year which began July 1, 2008, and did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Company for the interim period which began January 1, 2009, and did not have a significant effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued the FASB Staff Position on FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active.   FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157.  FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued.  The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Note 13:  New Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” (“SFAS No. 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS No. 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations, meaning they are effective for the Company beginning July 1, 2009. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. Management is currently evaluating the impact of SFAS No. 141(R) on its accounting for future acquisitions; management has evaluated the requirements of SFAS No. 160 and believes it will not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP 157-4 will be effective for the Company’s year ended June 30, 2009.  Management is currently evaluating the impact of FSP 157-4, and believes implementation will not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (the FSP).  The FSP establishes a methodology of determining and recording other-than-temporary impairments of debt securities and expands disclosures about fair value measurements.  The provisions of the FSP will be effective for the Company’s year ended June 30, 2009.   Management is currently evaluating the impact of the FSP.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (the FSP).  The FSP requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of the FSP are effective for the Company for the interim period ended September 30, 2009, and, as the FSP amends only the disclosure requirements about fair value of financial instruments in interim periods, adoption is not expected to affect the Company’s consolidated financial statements.

Note 14:  Subsequent Events

On April 16, 2009, the Company announced the signing of a definitive agreement with Southern Bank of Commerce (SBOC), a troubled financial institution headquartered in Paragould, Arkansas, whereby SBOC will be acquired by the Company and merged into Southern Missouri Bank and Trust Co.  The definitive agreement calls for payment of $600,000 in cash, of which $200,000 will be held in escrow subject to resolution of certain matters, in exchange for all outstanding stock in SBOC.  Additional funds may be paid to SBOC shareholders upon the realization by the Company of funds, in excess of the $200,000 discussed above, related to certain tax matters or upon the sale of the bank charter held by SBOC.  As of March 31, 2009, SBOC had total assets of $30.5 million, net loans of $16.6 million, deposits of $28.3 million, and stockholder’s equity of $1.3 million.  SBOC had 3.8 million shares of common stock outstanding.  We expect the transaction to close in the fourth quarter of the Company’s 2009 fiscal year, or in the first quarter of the 2010 fiscal year, subject to approval by SBOC shareholders and federal and state banking regulators.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at March 31, 2009, and the results of operations for the three- and nine-month periods ended March 31, 2009 and 2008, respectively.

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

During the first nine months of fiscal 2009, we grew our balance sheet by $37.8 million; this growth was partially due to the leveraged use of $9.6 million in preferred capital invested by the U.S. Treasury Department under the terms of their Capital Purchase Program. Growth reflected an $18.6 million increase in available-for-sale investments, a $15.4 million increase in total net loans, a $14.4 million increase in deposits, an $8.5 million increase in advances from the Federal Home Loan Bank (FHLB), and a $4.4 million increase in securities sold under agreements to repurchase.  The growth in available-for-sale investments was primarily in the form of collateralized mortgage obligations (CMOs) and municipal bonds.  The growth in loans was primarily due to commercial real estate, residential real estate, and commercial loan growth.  Deposit growth was primarily in interest-bearing checking and certificates of deposit, partially offset by decreases in money market passbook savings and money market deposit accounts.

In December 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), which is one component of its Troubled Asset Relief Program (TARP).  The Treasury invested $9.6 million in perpetual preferred stock carrying a dividend of 5% for the first five years, increasing to 9% thereafter.  The Treasury Department created the CPP with the intention of building capital at healthy U.S. financial institutions in order to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy.  As of March 31, 2009, the Company has increased loan balances by $15.4 million in the current fiscal year, and by $28.5 million over the last twelve months.  Additionally, the Company has contributed to the accomplishment of Treasury’s objective by leveraging the investment to support the purchase of $15.1 million in agency-backed collateralized mortgage obligations (CMOs) and $5.6 million in municipal debt, helping to improve the availability of credit in two distressed markets.  The majority of these securities purchases would not likely have been made by the Company, absent the Treasury investment.  Including both securities and direct loans, the Company has increased its investment in credit markets by $44.7 million over the last twelve months.

In addition, on April 16, 2009, the Company announced the signing of a definitive agreement with Southern Bank of Commerce, a troubled financial institution headquartered in Paragould, Arkansas, whereby Southern Bank of Commerce will be acquired by the Company and merged into Southern Missouri Bank and Trust Co.  As of March 31, 2009, Southern Bank of Commerce had total assets of $30.5 million and deposits of $29.1 million.  The Company anticipated, at the time it applied for the CPP funding, that some troubled institutions would likely become available given the current state of the economy and the banking system.  The Company also believed that it could assist Treasury in meeting its goals by helping to make credit available in communities in which such institutions are located.  From December 31, 2006, through December 31, 2008, gross loans at Southern Bank of Commerce fell by 32.9%.  The Company anticipates reversing that decline, which will assist in the accomplishment of Treasury’s stated goals for the CPP.

Net income for the third quarter of fiscal 2009 increased 9.6% to $984,000, as compared to $898,000 earned during the same period of the prior year.  After accounting for preferred stock dividends of $119,000 in the third quarter of fiscal 2009, net earnings available to common shareholders decreased 3.7%, to $865,000.  The increase in net income compared to the year-ago period was primarily due to a 16.2% increase in net interest income, partially offset by a 17.8% increase in noninterest expense and a 17.1% increase in provisions for loan losses.  Diluted earnings per common share for the third quarter of fiscal 2009 were $0.42, as compared to $0.40 for the third quarter of fiscal 2008.  For the first nine months of fiscal 2009, net income increased 8.3% to $2.8 million, as compared to $2.6 million earned during the same period of the prior year.  After accounting for preferred stock dividends of $154,000, net earnings available to common shareholders increased 2.3%, to $2.6 million.  The increase in net income compared to the year-ago period was primarily due to a 23.7% increase in net interest income, partially offset by a 35.3% decrease in non-interest income – the result of charges to record the other-than-temporary impairment of Company investments – an 83.6% increase in loan loss provisions, and a 12.3% increase in non-interest expense.  For both the third quarter and first nine months of fiscal 2009, our increase in net interest income was due primarily to an increase in average interest-earning assets, as well as an increase in net interest rate spread.

Short-term market rates fell substantially during the first nine months of fiscal 2009, following an already substantial decline over the prior fiscal year.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  From July 1, 2008, to March 31, 2009, the six-month treasury bill rate declined 174 basis points (to yield 0.43%); the two-year treasury note declined 182 basis points (to yield 0.81%); and the ten-year treasury bond declined 128 basis points (to yield 2.71%).  Notable volatility in the first six months of the Company’s fiscal year gave way to more stability in the financial markets in the most recent quarter.  The curve remained generally quite steep by recent historical comparisons, which is generally to the Company’s benefit.  In this rate environment, our net interest margin increased 30 basis points when comparing the first nine months of fiscal 2009 to the same period of the prior year.

The Company’s net income is also affected by the level of its non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses.  During the nine-month period ended March 31, 2009, non-interest income decreased 35.3% compared to the same period of the prior fiscal year, primarily due to charges incurred to recognize the other-than-temporary impairment of Company investments.  Excluding those charges, non-interest income would have increased 2.6%, attributable to increased debit card activity and secondary market loan sale income.  Non-interest expense increased for the nine-month period ended March 31, 2009, by 12.3%, compared to the same period of the prior fiscal year, primarily in the categories of compensation and benefits and deposit insurance assessments.

Our charges incurred to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 loss realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 loss realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available.  All of these investments are described in the table below:

		Unrealized	Estimated	S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$ -	$ 8,400	$ 8,400	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(118,025)	6,975	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	476,847	(372,497)	104,350	BB-	Baa2
Trapeza CDO XIII, Ltd., class B	477,596	(409,346)	68,250	NR	B3
Preferred Term Securities XXIV, Ltd., class B1	432,078	(348,191)	83,887	NR	B2
Totals	$ 1,511,521	$ (1,239,659)	$ 271,862

The Company determined the amount of OTTI charges to record on the Freddie Mac Preferred Stock based on quoted market prices, and on the Trapeza IV CDO based on the estimated present value of expected cash flows on the instruments, discounted using a current market rate on such securities.  The Trapeza IV CDO is receiving principal in kind (PIK), in lieu of cash interest payments, and is treated by the Company as a non-accrual asset.  For the Trapeza XIII CDOs and the Preferred Term Securities pooled trust preferred investments, the Company expects to receive principal and interest in full without a material change in the scheduled interest payments, based on a review of the terms of the obligation and the financial strength of the underlying firms.

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

Comparison of Financial Condition at March 31, 2009, and June 30, 2008

The Company’s total assets increased by $37.8 million, or 9.0%, to $455.6 million at March 31, 2009, as compared to $417.8 million at June 30, 2008.  Available-for-sale investment balances increased by $18.6 million, or 46.7%, to $58.5 million, as compared to $39.9 million at June 30, 2008.  This growth was attributed to the Company’s leveraged use of the investment by the U.S. Treasury Department of $9.6 million under its Capital Purchase Program.  Loans, net of the allowance for loan losses, increased $15.4 million, or 4.5%, to $358.4 million at March 31, 2009, as compared to $343.1 million at June 30, 2008.  Commercial real estate loan balances grew by $8.0 million, while commercial loans were up $2.2 million, as the Company continues to focus on developing this business.  Residential real estate loans were up $2.7 million.

Asset growth during the first nine months of fiscal 2009 has been funded primarily with deposit growth, which totaled $14.4 million, or 4.9%, bringing deposit balances to $306.7 million at March 31, 2009, as compared to $292.3 million at June 30, 2008.  The increase in deposits was due primarily to a $23.3 million increase in interest-bearing checking accounts, a $2.9 million increase in non-interest checking accounts, and a $6.1 million increase in certificates of deposit, partially offset by a $15.3 million decrease in combined money market passbook savings and money market deposit accounts, and a $2.7 million decrease in statement savings accounts.  Included in those figures is a decrease in public unit funds of $13.4 million, and an increase in brokered CDs of $4.2 million, meaning that retail, non-brokered deposits were up $23.7 million since June 30, 2008. The Company attributes strong deposit growth to introduction of its new “rewards checking” product, which provides the depositor an above-market yield on their checking account when the customer meets certain conditions such as debit card use and receipt of electronic monthly statements.  Deposit outflows from money market passbook savings, money market deposit accounts, and statement savings accounts are attributed to scheduled withdrawals of public unit funds, and customer preference for products offering higher yields, including our own reward checking and certificate of deposit products.  The Company also used FHLB advances, which increased $8.5 million, or 13.2%, to $72.5 million at March 31, 2009, as compared to $64.1 million at June 30, 2008.  Securities sold under agreements to repurchase totaled $26.2 million at March 31, 2009, an increase of $4.4 million, or 20.3%, compared to $21.8 million at June 30, 2008.

Total stockholders’ equity increased $10.7 million, or 35.0%, to $41.1 million at March 31, 2009, as compared to $30.5 million at June 30, 2008.  The increase was primarily due to the $9.6 million investment in preferred equity by the U.S. Treasury Department under the terms of its Capital Purchase Program.  Additionally, capital increased due to retention of net income, an increase in the market value of the Company’s available-for-sale investment portfolio, and the exercise of stock options outstanding, partially offset by stock repurchases and cash dividends paid on both common and preferred shares.

Average Balance Sheet for the Three- and Nine-Month Periods Ended March 31, 2009 and 2008

The tables on the following pages present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and nine-month periods ending March 31, 2009 and 2008.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended March 31, 2009			Three-month period ended March 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 258,159,170	$ 4,222,271	6.54	$ 227,601,634	$ 4,201,486	7.38
Other loans (1)	98,675,653	1,391,031	5.64	97,041,925	1,555,271	6.41
Total net loans	356,834,823	5,613,302	6.29	324,643,559	5,756,757	7.09
Mortgage-backed securities	42,085,918	510,534	4.85	23,509,298	294,284	5.01
Investment securities (2)	22,263,967	163,294	2.93	21,849,724	298,506	5.46
Other interest earning assets	5,014,033	2,769	0.22	8,002,491	36,137	1.81
Total interest earning assets (1)	426,198,741	6,289,899	5.90	378,005,072	6,385,684	6.76
Other noninterest earning assets (3)	25,427,883	-		21,910,487	-
Total assets	$ 451,626,624	$ 6,289,899		$ 399,915,559	$ 6,385,684

Interest bearing liabilities:
Savings accounts	$ 62,385,720	$ 228,037	1.46	$ 76,063,709	$ 551,764	2.90
NOW accounts	54,368,002	302,079	2.22	33,218,035	107,591	1.30
Money market deposit accounts	6,111,761	19,398	1.27	5,882,984	26,654	1.81
Certificates of deposit	151,788,816	1,187,026	3.13	144,823,148	1,587,492	4.38
Total interest bearing deposits	274,654,299	1,736,540	2.53	259,987,876	2,273,501	3.50
Borrowings:
Securities sold under agreements to repurchase	26,861,704	44,959	0.67	24,877,685	183,894	2.96
FHLB advances	77,071,667	851,239	4.42	55,507,418	717,801	5.17
Subordinated debt	7,217,000	81,708	4.53	7,217,000	134,625	7.46
Total interest bearing liabilities	385,804,670	2,714,446	2.81	347,589,979	3,309,821	3.81
Noninterest bearing demand deposits	23,909,363	-		19,687,209	-
Other noninterest bearing liabilities	1,057,053	-		2,230,731	-
Total liabilities	410,771,086	2,714,446		369,507,919	3,309,821
Stockholders’ equity	40,855,538	-		30,407,640	-
Total liabilities and stockholders' equity	$ 451,626,624	$ 2,714,446		$ 399,915,559	$ 3,309,821

Net interest income		$ 3,575,453			$ 3,075,863

Interest rate spread (4)			3.09			2.95
Net interest margin (5)			3.36			3.25

Ratio of average interest-earning assets to average interest-bearing liabilities	110.47%			108.75%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.2 million and $7.5 million, respectively, for the three-month period ending March 31, 2009, as compared to $8.3 million and $7.2 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets

	Nine-month period ended March 31, 2009			Nine-month period ended March 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 251,544,704	$ 12,576,002	6.67	$ 228,684,296	$ 12,394,476	7.23
Other loans (1)	102,057,792	4,560,931	5.96	91,470,307	5,193,130	7.57
Total net loans	353,602,496	17,136,933	6.46	320,154,603	17,587,606	7.32
Mortgage-backed securities	34,235,733	1,264,734	4.93	16,150,551	575,510	4.75
Investment securities (2)	19,171,282	499,774	3.48	24,862,322	877,075	4.70
Other interest earning assets	5,391,983	34,849	0.86	4,954,588	55,364	1.49
Total interest earning assets (1)	412,401,494	18,936,290	6.12	366,122,064	19,095,555	6.95
Other noninterest earning assets (3)	23,603,122	-		22,735,868	-
Total assets	$ 436,004,616	$ 18,936,290		$ 388,857,932	$ 19,095,555

Interest bearing liabilities:
Savings accounts	$ 65,864,200	$ 949,297	1.92	$ 76,769,613	$ 2,000,155	3.47
NOW accounts	44,440,022	624,123	1.87	31,432,785	318,762	1.35
Money market deposit accounts	7,176,780	80,377	1.49	5,827,998	81,591	1.87
Certificates of deposit	148,975,130	3,725,013	3.33	138,444,378	4,875,628	4.70
Total interest bearing deposits	266,456,132	5,378,810	2.69	252,474,774	7,276,136	3.84
Borrowings:
Securities sold under agreements to repurchase	24,107,020	186,974	1.03	19,991,918	583,880	3.89
FHLB advances	78,933,671	2,598,182	4.39	57,936,191	2,318,263	5.34
Subordinated debt	7,217,000	285,186	5.27	7,217,000	438,768	8.11
Total interest bearing liabilities	376,713,823	8,449,152	2.99	337,619,883	10,617,047	4.19
Noninterest bearing demand deposits	23,139,595	-		19,287,767	-
Other noninterest bearing liabilities	1,195,206	-		2,333,157	-
Total liabilities	401,048,624	8,449,152		359,240,807	10,617,047
Stockholders’ equity	34,955,992	-		29,617,125	-
Total liabilities and stockholders' equity	$ 436,004,616	$ 8,449,152		388,857,932	$ 10,617,047

Net interest income		$ 10,487,138			$ 8,478,508

Interest rate spread (4)			3.13			2.76
Net interest margin (5)			3.39			3.09

Ratio of average interest-earning assets to average interest-bearing liabilities	109.47%			108.44%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.2 million and $7.4 million, respectively, for the nine-month period ending March 31, 2009, as compared to $8.5 million and $7.1 million for the same period of the prior year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2009 and 2008

General.  Net income for the three- and nine-month periods ended March 31, 2009, was $984,000 and $2.8 million, respectively.  After preferred dividends of $119,000 paid in the three-month period ended March 31, 2009, net income available to common shareholders was $865,000, a decrease of $33,000, or 3.7%, as compared to $898,000 earned in the same period of the prior fiscal year.  After preferred dividends of $154,000, paid in the nine-month period ended March 31, 2009, net income available to common shareholders was $2.6 million, an increase of $60,000, or 2.3%, as compared to the $2.6 million earned in the same period of the prior fiscal year.  Basic and diluted net income available to common shareholders was $0.42 for the third quarter and $1.24 for the first nine months of fiscal 2009, compared to $0.41 basic and $0.40 diluted net income available to common shareholders for the third quarter, and $1.18 basic and $1.17 diluted for the first nine months of fiscal 2008.  Our annualized return on average assets for the three- and nine-month periods ended March 31, 2009, was 0.87% and 0.86%, respectively, compared to 0.90% and 0.89%, respectively, for the same periods of the prior fiscal year.  Our return on average common stockholders’ equity for the three- and nine-month periods ended March 31, 2009, was 11.0% and 11.4%, respectively, compared to 11.8% and 11.6%, respectively, for the same periods of the prior fiscal year.

Net Interest Income.  Net interest income for the three- and nine-month periods ended March 31, 2009, was $3.6 million and $10.5 million, respectively, increases of $500,000, or 16.2%, and $2.0 million, or 23.7%, respectively, as compared to the same periods of the prior fiscal year.  For both the three- and nine-month periods, the increases reflected our growth initiatives, which resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities, and an expansion of our net interest rate spread.  Our interest rate spread was 3.09% and 3.13%, respectively, for the three- and nine-month periods ended March 31, 2009, as compared to 2.95% and 2.76%, respectively, for the same periods of the prior fiscal year.  For the three- and nine-month periods ended March 31, 2009, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.36% and 3.39%, respectively, compared to 3.25% and 3.09%, respectively, for the same periods of the prior fiscal year. The increase in interest rate spread for the three-month period resulted from a 100 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an 86 basis point decrease in the average yield on interest-earning assets.  For the nine-month period, the increase in interest rate spread resulted from a 120 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an 83 basis point decrease in the average yield on interest-earning assets.  Expansion of our interest rate spread was attributed primarily to the faster re-pricing of liabilities (compared to assets) on the Company’s balance sheet in a falling rate environment, combined with the improved slope of the yield curve.

Interest Income.  Total interest income for the three- and nine-month periods ended March 31, 2009, was $6.3 million and $18.9 million, respectively, decreases of $96,000, or 1.5%, and $159,000, or 0.8%, respectively, from the amounts earned in the same periods of the prior fiscal year. The decreases were due to the 86 and 83 basis point decreases, respectively, in the yield on interest-earning assets, partially offset by increases of $48.2 million, or 12.7%, and $46.3 million, or 12.6%, respectively, in the average balance of interest-earning assets during the three- and nine-month periods ended March 31, 2009.  For the three-and nine-month periods ended March 31, 2009, the average interest rate on interest-earning assets was 5.90% and 6.12%, respectively, as compared to 6.76% and 6.95%, respectively, for the same periods of the prior year.

Interest Expense.  Total interest expense for the three- and nine-month periods ended March 31, 2009, was $2.7 million and $8.4 million, respectively, decreases of $593,000, or 18.0%, and $2.2 million, or 20.4%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were due to the 100 and 120 basis point decreases, respectively, in the average cost of interest-bearing liabilities, partially offset by increases of $38.2 million, or 11.0%, and $39.0 million, or 11.6%, respectively, in the average balance of interest-bearing liabilities during the three- and nine-month periods ended March 31, 2009.  For the three- and nine-month periods ended March 31, 2009, the average interest rate on interest-bearing liabilities was 2.81% and 2.99%, respectively, as compared to 3.81% and 4.19%, respectively, for the same periods of the prior fiscal year.  The increase in the average balance of interest-bearing liabilities was primarily due to funding needed for asset growth.

Provision for Loan Losses.  The provision for loan losses for the three- and nine-month periods ended March 31, 2009, was $410,000 and $1.0 million, respectively, as compared to $350,000 and $550,000, respectively, for the same periods of the prior fiscal year.  The increase in provisions was primarily due to management’s belief that it is appropriate to maintain larger reserves in light of continuing deterioration of the credit and housing markets.  In addition, the Company’s growth, over the last several years, in its commercial and commercial real estate loan portfolios has required increased provisions for loan losses, as those loan types generally carry additional risk.  In general, however, the Company does not anticipate that it will realize the level of credit problems that have been experienced by financial institutions more heavily involved in either subprime or Alt-A residential lending, or construction and development lending.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three- and nine-month periods ended March 31, 2009, was $582,000 and $1.2 million, respectively, decreases of $19,000, or 3.2%, and $633,000, or 35.3%, compared to the same periods of the prior fiscal year.  The decrease for the three-month period was primarily due to lower NSF volume, partially offset by higher income from debit card activity, secondary loan market originations, and fees shared on discount brokerage commissions.  For the nine-month period, decreases were primarily due to the charges incurred to recognize the other-than-temporary impairment (“OTTI”) of two investments held by the Company.  Outside those charges, noninterest income would have increased 2.6% in the nine-month period ended March 31, 2009, attributable to increased debit card activity fees and secondary market loan sale income.

Non-interest Expense.  Non-interest expense for the three- and nine-month periods ended March 31, 2009, was $2.3 million and $6.6 million, respectively, increases of $354,000, or 17.8%, and $723,000, or 12.3%, respectively, compared to the same periods of the prior fiscal year.  For both the three- and nine-month periods ended March 31, 2009, the increases in non-interest expense were primarily in the categories of compensation and benefits and deposit insurance assessments.  Compensation increases were attributed to the addition of key personnel and general increases in compensation levels.  Deposit insurance assessment increases were attributed to the exhaustion of the Bank’s one-time credit provided under the new deposit insurance assessment program instituted by the FDIC in 2006, and base assessment rate increases by the FDIC in an attempt to replenish the DIF.  Going forward, additional deposit insurance assessment increases are anticipated based on the likelihood of additional losses experienced by the DIF. As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 56.3% and 56.5%, respectively, for the three- and nine-month periods ended March 31, 2009, as compared to 54.0% and 57.1%, respectively, for the same periods of the prior fiscal year.

Income Taxes.  Provisions for income taxes for the three- and nine-month periods ended March 31, 2009, were $423,000 and $1.3 million, respectively, decreases of $19,000, or 4.4%, and $22,000, or 1.7%, compared to the same periods of the prior fiscal year.  Our effective tax rate for the three- and nine-month periods ended March 31, 2009, was 30.1% and 30.9%, respectively, as compared to 33.0% for the same periods of the prior fiscal year.  For both the three-and nine-month periods, the decrease in the effective tax rate was attributable to the Company’s increased investment in tax-exempt securities and purchases of tax credits; the decreases in tax provisions were due to the lower effective tax rate, partially offset by higher pre-tax income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2009 and 2008:

	2009	2008
Balance, beginning of period	$ 3,567,203	$ 2,537,659
Loans charged off:
Residential real estate	(19,382)	(18,919)
Commercial business	(242,008)	-
Commercial real estate	(10,495)	-
Consumer	(39,536)	(40,883)
Gross charged off loans	(311,421)	(59,802)
Recoveries of loans previously charged off:
Residential real estate	2,898	792
Commercial business	150	162,851
Commercial real estate	6,500	-
Consumer	7,381	3,417
Gross recoveries of charged off loans	16,929	167,060
Net (charge offs) recoveries	(294,492)	107,258
Provision charged to expense	1,010,000	550,000
Balance, end of period	$ 4,282,711	$ 3,194,917

Ratio of net charge offs (recoveries) during the period	0.08%	(0.03)%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $716,000 to $4.3 million at March 31, 2009, from $3.6 million at June 30, 2008.  At March 31, 2009, the Bank had $9.8 million, or 2.15% of total assets, adversely classified ($9.8 million classified “substandard”; none classified “doubtful” or “loss”), as compared to adversely classified assets of $4.5 million, or 1.07% of total assets at June 30, 2008, and $4.2 million, or 1.03% of total assets, adversely classified at March 31, 2008.  The increase is primarily due to the classification of two loans totaling $3.5 million outstanding to a bank holding company, as well as the classification of the Company’s investments in pooled trust preferred securities (see “Executive Summary”).  Other classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment.  With the exception of the Trapeza IV CDO (see “Executive Summary” and “Nonperforming Assets”), all classified assets were performing in accordance with terms at March 31, 2009.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

	3/31/2009	6/30/2008	3/31/2008
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$ 185,000	$ -	$ -
Commercial real estate	-	-	-
Consumer	17,000	6,000	25,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	202,000	6,000	25,000
Nonperforming investments	125,000	-	-
Foreclosed real estate or other real estate owned	148,000	38,000	38,000
Other repossessed assets	215,000	24,000	19,000
Total nonperforming assets	$ 690,000	$ 68,000	$ 82,000
Percentage nonperforming assets to total assets	0.15%	0.02%	0.02%
Percentage nonperforming loans to net loans	0.06%	0.00%	0.01%

At March 31, 2009, non-performing assets totaled $690,000, up from $68,000 at June 30, 2008, and $82,000 at March 31, 2008.  A single relationship consisting of two delinquent loans and one parcel of foreclosed real estate accounts for the majority of the increase in those non-performing asset classes.  Most of the increase in other repossessed assets was due to collateral repossessed from one commercial borrower, to which most of the increase in charge-offs for the nine-month period ended March 31, 2009, can also be attributed (see Allowance for Loan Loss Activity).  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.  At March 31, 2009, the Company had outstanding commitments to fund approximately $56.8 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At March 31, 2009, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $129.0 million, of which $72.5 million had been advanced (additionally, letters of credit totaling $1.5 million had been issued on the Bank’s behalf in order to secure public unit funding).

The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $180.7 million, which means $106.7 million in borrowings remain available.  Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of March 31, 2009, and June 30, 2008, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.”  As of March 31, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized.”  There were no conditions or events since the FDIC notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital (to Risk-Weighted Assets)	$ 42,839,000	12.74%	$ 26,892,000	8.00%	$ 33,615,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	38,632,000	11.49%	13,446,000	4.00%	20,169,000	6.00%

Tier I Capital (to Average Assets)	38,632,000	8.67%	17,834,000	4.00%	22,293,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 36,302,000	11.79%	$ 24,631,000	8.00%	$ 30,789,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	32,735,000	10.63%	12,315,000	4.00%	18,473,000	6.00%

Tier I Capital (to Average Assets)	32,735,000	8.08%	16,214,000	4.00%	20,267,000	5.00%

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (with maturities up to ten years), subject to early redemptions and fixed terms.  Other elements of the Company’s current asset/liability strategy include (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) actively soliciting less rate-sensitive deposits, including aggressive use of the Company’s “rewards checking” product, and (iii) offering competitively-priced money market accounts and CDs with maturities of up to five years.  The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to originate long-term, fixed-rate residential loans.  During the first nine months of fiscal year 2009, fixed rate residential loan production totaled $12.5 million, as compared to $16.1 million during the same period of the prior year.  At March 31, 2009, the fixed rate residential loan portfolio was $97.0 million with a weighted average maturity of 207 months, as compared to $98.0 million at March 31, 2008, with a weighted average maturity of 205 months.  The Company originated $9.0 million in adjustable-rate residential loans during the nine-month period ended March 31, 2009, as compared to $6.5 million during the same period of the prior year.  At March 31, 2009, fixed rate loans with remaining maturities in excess of 10 years totaled $89.9 million, or 25.1% of net loans receivable, as compared to $81.8 million, or 24.7% of net loans receivable at March 31, 2008.  The Company originated $40.7 million of fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2009, as compared to $43.0 million during the same period of the prior year.  At March 31, 2009, the fixed rate commercial and commercial real estate loan portfolio was $111.7 million with a weighted average maturity of 39.1 months, compared to $112.3 million at March 31, 2008, with a weighted average maturity of 29 months.  The Company originated $52.4 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2009, as compared to $35.9 million during the same period of the prior year.  At March 31, 2009, adjustable-rate home equity lines of credit totaled $10.8 million, as compared to $7.4 million at March 31, 2008.  Over the last several years, the Company had maintained a relatively short weighted average life of its investment portfolio; however, in anticipation of the current declining rate environment, management began to expand the portfolio’s duration during the prior fiscal year.  At March 31, 2009, the portfolio’s weighted-average life stands at 4.3 years, compared to 4.9 years at March 31, 2008 (despite management’s efforts to expand the duration of the portfolio, the estimated weighted-average life of the portfolio has dropped in recent months as prepayment activity on mortgage-backed securities accelerates).  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.  The company remains “liability-sensitive,” in that our liabilities generally re-price more quickly than our assets.  As we have reached what we expect to be the bottom of the current interest rate cycle, it is anticipated that management will seek to reduce the amount of sensitivity, but management does not expect to achieve the ability to maintain its net interest margin in a rising rate environment.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2009, management’s estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$35,448	$(7,474)	-17%	7.96%	-1.30%
+200	38,886	(4,036)	-9%	8.18%	-1.08%
+100	42,046	(876)	-2%	8.65%	-0.61%
NC	42,922	-	-	9.26%	-
-100	40,327	(2,595	-6%	9.18%	-0.08%
-200	38,412	(4,510)	-11%	8.61%	-0.65%
-300	37,655	(5,267	-12%	7.95%	-1.31%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2009, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information
SOUTHERN MISSOURI BANCORP, INC.

Item 1:  Legal Proceedings

In the opinion of management, the Company and Bank are not a party to any pending claims or lawsuits that are expected to have a material effect on the Company’s or the Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company and Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company or Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company and Bank's business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company and Bank's ordinary business, neither the Company nor Bank is party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company or Bank.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2009 thru 1/31/2009	-	-	-	-
2/1/2009 thru 2/28/2009	-	-	-	-
3/1/2009 thru 3/31/2009	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 – Exhibits

(a) Exhibits
(3)	(a)	Certificate of Incorporation of the Registrant+
(3)	(b)	Bylaws of the Registrant+
(4)		Form of Stock Certificate of Southern Missouri Bancorp++
(10)		Material Contracts
	(a)	Registrant’s Stock Option Plan+++
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans+++
	(c)	Employment Agreements
		(i)	Greg A. Steffens*
	(d)	Director’s Retirement Agreements
		(ii)	Samuel H. Smith**
		(iii)	Sammy A. Schalk***
		(iii)	Ronnie D. Black***
		a.	L. Douglas Bagby***
		b.	Rebecca McLane Brooks****
		c.	Charles R. Love****
		d.	Charles R. Moffitt****
		e.	Dennis Robison*****
	(e)	Tax Sharing Agreement***

        31                                Rule 13a-14(a) Certification
        32                                Section 1350 Certification

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++	Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 15, 2009	/s/ Samuel H. Smith
Samuel H. Smith
Chairman of the Board of Directors

Date: May 15, 2009	/s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and
Accounting Officer)