Form 10-K
period 2009-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2009-09-28
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:  0-23406

SOUTHERN MISSOURI BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1665523 (I.R.S. Employer Identification No.)

531 Vine Street, Poplar Bluff, Missouri (Address of principal executive offices)	63901 (Zip Code)

Registrant's telephone number, including area code:  (573) 778-1800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, par value $0.01 per share	Name of each exchange on which registered: The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES __   NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES __ NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   x     NO __

Indicate by check mart whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.402 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files.   YES __   NO __

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  __     Accelerated filer  __     Non-accelerated filer  __     Smaller reporting company    x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES     NO   x

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $17.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 25, 2009, there were issued and outstanding 2,087,976 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2009.
Part III of Form 10-K - Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

Southern Missouri Savings Bank was originally chartered as a mutual Missouri savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. On June 4, 2004, Southern Missouri Bank & Trust Co. converted from a Missouri chartered stock savings bank to a Missouri state chartered trust company with banking powers ("Charter Conversion").  On June 1, 2009, the institution changed its name to Southern Bank ("Bank").

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

At June 30, 2009, the Company had total assets of $465.9 million, total deposits of $312.0 million and stockholders' equity of $42.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, investment securities, MBS, CMOs and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

On December 5, 2008, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "Purchase Agreement") with the United States Department of the Treasury ("Treasury"), pursuant to which the Company (i) sold 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") for a purchase price of $9,550,000 in cash and (ii) issued a warrant (the "Warrant") to purchase 114,326 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), for a per share price of $12.53 per share. The Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $12.53 per share of the Common Stock. If the Series A Preferred Stock is redeemed, the Warrant will be liquidated at the current market price. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.12) declared on the Common Stock prior to December 5, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole; and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties. In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock. "Junior Stock" means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. "Parity Stock" means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

Through June 30, 2009, the Company had placed $5.0 million of TARP proceeds into its wholly-owned subsidiary, Southern Bank, while maintaining $4.6 million with the Company, of which approximately $3.0 million was expected to be used as additional capital provided to the Bank to support the acquisition of the Southern Bank of Commerce, following the fiscal year end. Using the additional capital, along with additional funding from the Federal Home Loan Bank, Southern Bank increased its investment portfolio by $20.3 million during the 2009 fiscal year.  These purchases were primarily in mortgage and municipal securities, and would likely have not been made absent the Treasury investment.  Also during the 2009 fiscal year, the Company increased its loan portfolio by $25.5 million. The funds held at Southern Bank were placed in working capital, which was used to fund loans and meet the cash needs of Southern Bank.

On July 17, 2009, the Company acquired 100% of the outstanding stock of Southern Bank of Commerce (SBOC), headquartered in Paragould, Arkansas.  SBOC was merged into the Company's subsidiary Bank on July 20, 2009.  The Company acquired SBOC primarily for the purpose of obtaining entry to markets where it believes the Company's business model will perform well.  At acquisition, SBOC held assets of $29.9 million, including loans of $16.2 million, and held deposits of $29.1 million.

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and nine additional full service offices located in Poplar Bluff, Van Buren, Dexter, Kennett, Doniphan, Sikeston, and Qulin, Missouri. At June 30, 2009, the Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Scott, Mississippi, New Madrid, Wayne, and Pemiscot Counties in Missouri, and Mississippi and Clay Counties in Arkansas. The Bank's market area has a population of approximately 200,000. The largest employers in the Bank's primary market area are the Poplar Bluff Regional Medial Center, employing approximately 1,200 persons, and Briggs & Stratton, a small engine manufacturing facility employing approximately 1,100 persons. Other major employers include Noranda Aluminum, Visiting Nurse Association, Good Humor-Breyers, Gates Rubber, John Pershing VA Hospital, Nordyne, the Poplar Bluff School District, the Missouri Delta Medical Center, Wal-Mart Stores, Mid-Continent Nail, Tyson Foods, and ArvinMeritor. The Bank's market area is primarily rural in nature and relies heavily on the manufacturing industries and agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.  Following the acquisition in July 2009 of the Southern Bank of Commerce, located in northeast Arkansas, the Bank's market area expanded significantly, adding a population of approximately 180,000, including Jonesboro, Arkansas, a community of approximately 60,000 persons located in Craighead County (population: 93,000), and Paragould, Arkansas, a community of approximately 22,000 persons located in Greene County (population 41,000).  The economy of these northeast Arkansas markets are characterized by agricultural production and related processing, industrial production, education, retail, and healthcare services.  Major employers in the region include Frito-Lay, Nestle, Ralcorp (f/k/a Ralston-Purina), Arkansas State University, American Railcar, Emerson Electric, Monroe Shocks, L.A. Darling, hospitals and other healthcare providers, and school districts.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2009, the Bank was one of 27 financial institution groups located in its primary market area. Following its July 2009 acquisition of and merger with Southern Bank of Commerce, the Bank was one of 35 financial institution groups located in its newly-expanded market area.

Competitors for deposits include commercial banks, credit unions, money market funds, and other investment alternatives, such as mutual funds, full service and discount broker-dealers, equity markets, brokerage accounts and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies, mortgage brokers and life insurance companies. The Bank expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes within the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-

depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

Internet Website

The Company maintains a website at www.bankwithsouthern.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Selected Consolidated Financial Information

This information is incorporated by reference from pages 9 and 10 of the 2009 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

This information contained under the section captioned "Yields Earned and Rates Paid" is incorporated herein by reference from page 19 of the Annual Report.

Rate/Volume Analysis

This information is incorporated by reference from page 19 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" is incorporated herein by reference from pages 17 and 18 of the Annual Report.

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

Supervision of the loan portfolio is the responsibility of William D. Hribovsek, Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, or to the Loan Officers Committee, comprised of President Greg Steffens and Chief Lending Officer William D. Hribovsek, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $750,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2009, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $11.6 million. However, the Bank's internal lending limit established by the Board of Directors is $10.0 million. At June 30, 2009, the Bank's five largest extensions of credit to one entity ranged from $8.0 million to $9.7 million, net of participation interests sold. The majority of these credits were commercial real estate, commercial, or multi-family real estate loans and all of them were performing according to their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$155,490	42.19%	$149,340	43.53%	$135,288	43.35%
Commercial real estate(1)	97,161	26.36	85,860	25.03	77,723	24.91
Construction	23,532	6.38	13,945	4.06	7,981	2.56
Total mortgage loans	276,183	74.93	249,145	72.62	220,942	70.82

Other Loans:
Automobile loans	8,329	2.26	8,872	2.56	9,462	3.03
Commercial business(2)	89,066	24.17	81,575	23.78	76,053	24.37
Home equity	10,976	2.98	8,213	2.39	6,548	2.10
Other	3,836	1.04	4,439	1.32	3,407	1.09
Total other loans	112,207	30.45	103,099	30.05	95,470	30.59

Total loans	$388,390	105.38	$352,244	102.67	$316,412	101.41

Less:
Undisbursed loans in process	$15,511	4.21	$5,668	1.65	$1,913	0.61
Deferred fees and discounts	(107)	(0.03)	(61)	(0.02)	(52)	(0.02)
Allowance for loan losses	4,430	1.20	3,567	1.04	2,538	0.81
Net loans receivable	$368,556	100.00%	$343,070	100.00%	$312,013	100.00%

Type of Security:
Residential real estate
One-to four-family	$158,739	43.07	$154,403	45.01	$137,289	43.99%
Multi-family	14,171	3.84	22,971	6.70	6,205	1.99
Commercial real estate	74,937	20.33	58,365	17.01	63,139	20.23
Land	29,584	8.03	24,891	7.26	16,187	5.19
Commercial	87,817	23.83	68,379	19.93	74,226	23.79
Consumer and other	23,142	6.28	23,235	6.77	19,416	6.22
Total loans	$388,390	105.38	$352,244	102.67	$316,462	101.41

Less:
Undisbursed loans in process	$15,511	4.21	$5,668	1.65	1,913	2.04
Deferred fees and discounts	(107)	(0.03)	(61)	(0.02)	(52)	(0.02)
Allowance for loan losses	4,430	1.20	3,567	1.04	2,538	0.81
Net loans receivable	$368,556	100.00%	$343,070	100.00%	$312,063	100.00%

(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $21.3 million, $14.9 million, and $9.1 million, as of June 30, 2009, 2008, and 2007, respectively.

(2)	Commercial business loan balances included agricultural equipment and production loans of $27.5 million, $22.7 million, and $15.9 million as of June 30, 2009, 2008, and 2007, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$107,994	29.30%	$108,052	31.50%	$97,922	31.38%
Commercial real estate	52,169	14.15	63,983	18.65	46,410	14.87
Construction	18,444	5.00	13,005	3.79	5,329	1.71
Consumer	12,140	3.29	13,280	3.87	12,821	4.11
Commercial business	50,364	13.67	59,796	17.43	40,167	12.87

Total fixed-rate loans	241,111	65.41	258,116	75.24	202,649	64.94

Adjustable-Rate Loans:
Residential real estate	47,497	12.89	41,288	12.03	37,366	11.98
Commercial real estate	44,992	12.21	21,877	6.38	31,313	10.03
Construction	5,087	1.38	940	0.27	2,652	0.85
Consumer	11,002	2.99	8,244	2.40	6,595	2.11
Commercial business	38,701	10.50	21,779	6.35	35,887	11.50

Total adjustable-rate loans	147,279	39.97	94,128	27.43	113,813	36.47

Total Loans	$388,390	105.38	352,244	102.67	316,462	101.41

Less:
Undisbursed loans in process	15,511	4.21	5,668	1.65	1,913	0.61
Net deferred loan fees	(107)	(0.03)	(61)	(0.02)	(52)	(0.02)
Allowance for loan loss	4,430	1.20	3,567	1.04	2,538	0.81
Net loans receivable	$368,556	100.00%	$343,070	100.00%	$312,063	100.00%

One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2009, net mortgage loans secured by one- to four-family residences totaled $141.3 million, or 38.3% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2009, the Bank originated $14.3 million of ARM loans and $23.1 million of fixed-rate loans that were secured by one- to four-family residences. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50 basis points, but does not require private mortgage insurance. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2009, one- to four-family loans with a fixed rate totaled $96.9 million, and had a weighted-average maturity of 206 months.

The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2009, loans tied to the CMT index totaled $42.0 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2009 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2009, the Bank had $97.2 million in commercial real estate loans, which represented 26.4 of net loans receivable. Of the $97.2 million in commercial real estate loans, $21.3 million were loans secured by agricultural properties.

Most commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate.  The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 36 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2009, the Bank had $23.5 million, or 6.4% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2009, the Bank had $23.5 million in construction loans, $16.2 million of which were secured by one- to four-family residential real estate (of which $2.2 million was for speculative construction, while another $10.6 million was additionally secured by low-income housing tax credits), and $6.8 million of which were secured by commercial real estate. An additional $600,000 is secured by land. The Bank's increase in construction loan balances is primarily due to loans to develop single family homes also backed by low-income housing tax credits, with outstanding balances of $1.1 million and unused commitments of $9.5 million.

During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans are converted to monthly payments using amortization schedules of up to 30 years on residential and up to 20 years on commercial real estate.

Speculative construction and land development lending generally affords the Bank an opportunity to receive higher interest rates and fees with shorter terms to maturity than those obtainable from residential lending. Nevertheless, construction and land development lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of accurately estimating building or development costs and the selling price of the finished product, (iii) the increased difficulty and costs of monitoring and disbursing funds for the loan,  (iv) the higher degree of sensitivity to increases in market rates of interest and changes in local economic conditions, and (v) the increased difficulty of working out problem loans. Due in part to these risk factors, the Bank may be required from time to time to modify or extend the terms of some of these types of loans. In an effort to reduce these risks, the application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loan amounts are generally limited to 80% of the lesser of current appraised value and/or the cost of construction.

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2009, the Bank's consumer loan portfolio totaled $23.1 million, or 6.3% of net loans receivable.

Home equity loans represented 47.4% of the Bank's consumer loan portfolio at June 30, 2009, and totaled $11.0 million, or 3.0% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2009, lines of credit up to 80% of the property value represented 80.0% of outstanding balances, and 84.0% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 17.8% of outstanding balances and 14.3% of balances and commitments; and lines of credit in excess of 90% of the property value represented 2.2% of outstanding balances and 1.7% of balances and commitments.

Automobile loans represented 36.0% of the Bank's consumer loan portfolio at June 30, 2009, and totaled $8.3 million, or 2.3% of net loans receivable. Of that total, $672,000 represented loans originated by auto dealers. These loans generally pay a negotiated fee back to the dealer. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. At June 30, 2009, the Bank also had $89.1 million in commercial business loans outstanding, or 24.2% of net loans receivable. Of this amount, $27.5 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $50.4 million in fixed rate and $38.7 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period. The Bank's commercial business loans are evaluated based on the loan application, a determination of the applicant's payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2009. Commitments to extend credit totaled $64.2 million at June 30, 2009.

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years	Total
	(In Thousands)
Federal Home Loan Bank advances	$26,250	$19,000	$6,000	$27,500	$78,750
Certificates of deposit	112,810	37,630	9,860	6	160,306
Total	$139,060	$56,630	$15,860	$27,506	$239,056

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$6,003	$9,508	$ ---	$ ---	$15,511
Other commitments	41,342	870	1,433	5,011	48,656
	$47,345	$10,378	$1,433	$5,011	$64,167

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2009 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$24,382	$34,025	$19,055	$78,028	$155,490
Commercial real estate	27,157	62,966	2,128	4,910	97,161
Construction	12,554	10,978	---	---	23,532
Consumer	2,615	11,022	9,505	---	23,142
Commercial business	47,451	33,414	735	7,465	89,065
Total loans	$114,159	$152,405	$31,423	$90,403	$388,390

As of June 30, 2009, loans with a maturity date after June 30, 2010 with fixed interest rates totaled $189.6 million, and loans with a maturity date after June 30, 2010 with adjustable rates totaled $107.5 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans, which are also originated by the Bank's staff, to customers during fiscal year 2002.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2009, the Bank originated $141.3 million of loans, compared to $123.6 million and $130.9 million in fiscal 2008 and 2007, respectively. Of these loans, mortgage loan originations were $94.4 million, $82.2 million and $77.8 million in fiscal 2009, 2008 and 2007, respectively.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2009, the Bank purchased $10.9 million of new loans. At June 30, 2009, loan participations totaled $28.2 million, or 7.6% of net loans receivable. At June 30, 2009, all of these participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Total loans at beginning of period	$352,244	$316,462	$288,662
Loans originated:
One-to four-family residential	36,598	31,879	29,935
Multi-family residential and commercial real estate	45,956	39,518	36,976
Construction loans	11,821	10,815	10,887
Commercial and industrial	30,921	25,350	38,342
Consumer and others	15,959	16,065	14,803
Total loans originated	141,255	123,627	130,943

Loans purchased:
Total loans purchased	10,887	17,725	14,220

Loans sold:
Total loans sold	(10,203)	(4,566)	(10,599)

Principal repayments	(92,906)	(90,425)	(98,655)
Participation principal repayments	(12,410)	(9,925)	(7,820)

Foreclosures	(477)	(654)	(289)
Net loan activity	36,146	35,782	27,800

Total loans at end of period	$388,390	$352,244	$316,462

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and standby letters-of-credit. The Bank had outstanding net loan commitments of approximately $64.2 million at June 30, 2009. See Note 14 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2009.

	Loans Delinquent For:				Total Loans
	60-89 Days		90 Days and Over		Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	6	$523	3	$298	9	$821
Commercial real estate	---	---	1	241	1	241
Commercial non-real estate	---	---	1	52	1	52
Other consumer	2	5	1	9	3	14
Totals	8	$528	6	$600	14	$1,128

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

At June 30, 2009, the Bank had seven loans on which interest was not being accrued, in accordance with SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded $52,000 of interest income during the year ended June 30, 2009, and an immaterial amount of interest income during the years ended June 30, 2008 and 2007, on non-accrual loans, if these loans had been performing in accordance with their terms during such periods. Interest income recognized on non-accrual loans for the year ended June 30, 2009, was $25,000, while interest income recognized on non-accrual loans for the years ended June 30, 2008 and 2007, was considered nominal. The Bank also has $137,000 in non-performing investment securities. For additional information regarding non-performing investment securities, see "- Investment Securities Analysis."

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2009	2008		2007		2006		2005
	(Dollars in thousands)

Nonaccruing loans:
Residential real estate	$343	$	---	$	---	$	---		$52
Commercial real estate	241		---		---		---		---
Consumer	9		---		2		51		41
Commercial business	66		---		---		---		334
Total	$659	$	---		$2		$51		$427

Loans 90 days past due accruing interest:
Residential real estate	$137	$	---	$	---	$	---		$78
Commercial real estate	---		---		20		--		---
Consumer	---		6		4		2		6
Commercial business	---		---		---		---		60
Total	$137		$6		$24		$2		$144

Total nonperforming loans	$796		$6		$26		$53		$571

Nonperforming investments	$125	$	---	$	---	$	---	$	---
Foreclosed assets held for sale:
Real estate owned	313		38		111		200		87
Other nonperforming assets	137		24		11		16		7
Total nonperforming assets	$1,371		$68		$148		$269		$665

Total nonperforming loans to net loans	0.22%		0.00%		0.01%		0.02%		0.21%
Total nonperforming loans to total assets	0.17%		0.00%		0.01%		0.02%		0.17%
Total nonperforming assets to total assets	0.29%		0.02%		0.04%		0.08%		0.20%

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2009, the Company's balance of real estate owned totaled $313,000 and included two residential properties.

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

On the basis of management's review of the assets of the Company, at June 30, 2009, classified assets totaled $9.7 million, or 2.1% of total assets as compared $4.5 million, or 1.07% of total assets at June 30, 2008. The full amount classified as of June 30, 2009, was considered substandard. At June 30, 2009, significant classified assets included two loans with outstanding classified balances of $3.3 million, secured by commercial and agricultural real estate, and another two loans with outstanding classified balances of $3.5 million to a bank holding company, both classified due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt.  All of the Company's investments in pooled trust preferred securities, with a book value of $1.5 million, were classified, also due to concerns about the ability of the pools to continue to generate sufficient cash flows to service the debt.  Two of these securities, with a book value of $559,000 (included in the total of $1.5 million, above) have deferred interest payments as of June 30, 2009. With the exception of these two securities, all classified assets were performing in accordance with terms at June 30, 2009.

Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $1.8 million in loans (consisting mostly of an agribusiness relationship) with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets.

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2009, of $4.4 million, which represented 323% of nonperforming assets as compared to an allowance of $3.6 million, which represented 5,305% of nonperforming assets at June 30, 2008.

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

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of period	$3,567	$2,538	$2,058	$2,016	$1,978
Recoveries
Residential real estate	3	1	1	---	5
Commercial real estate	6	---	---	---	---
Commercial business	3	168	22	11	---
Consumer	14	14	15	54	39
Total recoveries	26	183	38	65	44

Charge offs:
Residential real estate	19	34	83	57	7
Commercial real estate	11	---	---	---	---
Commercial business	242	5	24	374	4,687
Consumer	111	55	56	147	127
Total charge offs	383	94	163	578	4,821

Net recoveries (charge offs)	(357)	89	(125)	(513)	(4,777)
Provision for loan losses	1,220	940	605	555	4,815

Balance at end of period	$4,430	$3,567	$2,538	$2,058	$2,016

Ratio of allowance to total loans outstanding at the end of the period	1.19%	1.03%	0.81%	0.73%	0.75%
Ratio of net charge offs to average loans outstanding during the period	0.10%	(0.03)%	0.04%	0.19%	1.84%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$750	40.03%	$626	42.40%	$279	42.98%	$205	44.07%	$225	46.04%
Construction	128	6.06	88	3.96	70	2.52	81	3.76	67	3.13
Commercial real estate	1,217	25.02	969	24.37	774	24.49	619	22.65	595	21.28
Consumer	367	5.96	333	6.11	256	6.10	293	6.97	306	7.84
Commercial business	1,475	22.93	1,320	23.16	935	23.91	857	22.55	770	21.71
Unallocated	493	---	231	---	234	---	3	---	53	---
Total allowance for loan losses	$4,430	100.00%	$3,567	100.00%	$2,538	100.00%	$2,058	100.00%	$2,016	100.00%

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as hold-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2009, AFS securities totaled $60.2 million (excluding FHLB stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

Presently, the Company has no high risk derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Investment and Other Securities. At June 30, 2009, the Company's investment securities portfolio totaled $24.5 million, or 5.3% of total assets as compared to $15.2 million, or 3.6% of total assets at June 30, 2008. During 2009, the Bank had $3.3 million in maturities and $12.5 million in security purchases. Of the securities that matured, $2.0 million was called for early redemption. At June 30, 2009, the investment securities portfolio included $3.3 million in U.S. government and government agency bonds, of which $2.2 million is subject to early redemption at the option of the issuer, and $13.6 million in municipal bonds, of which $12.6 is subject to early redemption at the option of the issuer. The remaining portfolio consists of $4.6 million in FHLB stock, and $3.0 million in other securities (including $250,000 estimated fair value in pooled trust preferred securities). Based on the projected maturities, the weighted average life of the investment securities portfolio at June 30, 2009, excluding the FHLB stock, was 83 months.

At June 30, 2009, the Company owned four pooled trust preferred securities with a fair value of $250,000 and a book value of $1.5 million. The June 30, 2009, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on one of the three securities and are projected to be deferred on a second security. For the fourth security, analysis at December 31, 2008, indicated other-than temporary impairment (OTTI), and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and twelve months ended June 30, 2009.

During the first quarter of fiscal 2009, the Company’s investment in Freddie Mac Preferred Stock was deemed other-than-temporarily impaired, based on quoted market prices which reflected market participants’ expectations regarding the likelihood of recovery of their investment following the placement of the firm into receivership by the U.S. Treasury Department.  Accordingly, the Company recorded an impairment charge for the full amortized cost of the security, $304,000.  The loss established a new, lower amortized cost basis of $0 for this security, and reduced non-interest income for the first quarter and twelve months ended June 30, 2009.

Mortgage-Backed Securities. At June 30, 2009, MBS totaled $40.3 million, or 8.6%, of total assets as compared to $28.0 million, or 6.7%, of total assets at June 30, 2008. During fiscal 2009, the Bank had maturities and prepayments of $5.9 million and had purchases of $16.6 million in MBS. At June 30, 2009, the MBS portfolio included $233,000 in adjustable-rate MBS, $20.4 million in fixed-rate MBS and $19.6 million in fixed rate collateralized mortgage obligations (CMOs), which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2009 was 32 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's investment securities AFS portfolio at carrying value and FHLB stock at the dates indicated.

	At June 30,
	2009		2008		2007
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
			(Dollars in thousands)

U.S. government and government agencies	$3,279	13.39%	$4,019	26.39%	$21,484	78.91%
State and political subdivisions	13,623	55.60	6,031	39.59	2,016	7.40
FHLMC preferred stock	8	0.03	295	1.94	---	---
FHLB stock	4,592	18.74	3,324	21.82	3,071	11.28
Other securities	3,000	12.24	1,563	10.26	656	2.41

Total	$24,502	100.00%	$15,232	100.00%	$27,232	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2009.

	Available for Sale Securities June 30, 2009
	Amortized Cost	Fair Value	Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agencies securities:
Due after 1 year but within 5 years	$998	$1,050	5.14%
Due after 5 years but within 10 years	2,219	2,229	4.87
Due over 10 years	---	---	---
Total	3,217	3,279	4.95

State and political subdivisions:
Due within 1 year	260	260	4.99
Due after 1 year but within 5 years	150	152	6.71
Due after 5 years but within 10 years	550	563	6.27
Due over 10 years	12,553	12,648	6.01
Total	13,513	13,623	6.01

Other securities:
Due within 1 year	2,750	2,750	5.00
Due after 5 years but within 10 years	---	8	---
Due over 10 years	1,514	250	1.71
Total	4,264	3,008	3.83

No stated maturity:
FHLB stock	4,592	4,592	--- (1)

Total Available for Sale	$25,586	$24,502	4.43%

(1)
Due to the uncertainty regarding the amount of dividends to be declared by the FHLB, the Company recognized dividends in arrears for FHLB stock.  For the four quarters representing the Company’s fiscal year ended June 30, 2009, the FHLB declared dividends of 3%, 1%, 1%, and 2%.  The Company recognized dividends at a weighted-average rate of 1.08% during the Company’s fiscal year ended June 30, 2009.

The following table sets forth certain information at June 30, 2009 regarding the dollar amount of MBS and CMOs in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2009
(In thousands)
Amounts due:
Within 1 year	$233
After 1 year through 3 years	---
After 3 years through 5 years	2,429
After 5 years	36,352
Total	$39,014

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2009, which have fixed, floating, or adjustable interest rates.

At June 30, 2009
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$38,781
Adjustable	233
Total	$39,014

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$10,163	$10,398	$13,114	$12,825	$1,229	$1,183
GNMA certificates	114	115	128	127	156	156
FNMA certificates	9,812	10,112	11,247	11,093	4,387	4,213
Collateralized mortgage obligations issued by government agencies	18,925	19,644	3,935	3,961	5,274	5,171

Total	$39,014	$40,269	$28,424	$28,006	$11,051	$10,723

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The table on the following page depicts the composition of the Bank's deposits at June 30, 2009:

Weighted Average Interest Rate at 6/30	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$21,304	6.83%
2.34	None	NOW Accounts	100	65,114	20.87
1.10	None	Savings Accounts	100	58,598	18.78
1.39	None	Money Market Deposit Accounts	1,000	6,633	2.13

		Certificates of Deposit
1.94	Less than 6 months	Fixed Rate/Term	1,000	8,996	2.88
1.54	Less than 6 months	IRA Fixed Rate/Term	1,000	573	0.18
2.42	7-12 months	Fixed Rate/Term	1,000	75,679	24.26
2.58	7-12 months	IRA Fixed Rate/Term	1,000	9,769	3.13
2.93	13-24 months	Fixed Rate/Term	1,000	19,591	6.28
2.80	13-24 months	IRA Fixed Rate/Term	1,000	2,613	0.84
1.00	13-24 months	IRA Variable Rate/Fixed Term	1,000	281	0.09
3.69	25-36 months	Fixed Rate/Term	1,000	20,852	6.68
3.77	25-36 months	IRA Fixed Rate/Term	1,000	6,401	2.05
4.03	48 months and more	Fixed Rate/Term	1,000	12,828	4.11
4.26	48 months and more	IRA Fixed Rate/Term	1,000	2,723	0.87%

				$311,955	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2009. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$12,821,510
Over three through six months	20,720,844
Over six through twelve months	10,375,913
Over 12 months	18,780,247
Total	$62,698,514

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2009	2008	2007
	(In thousands)

1.00 - 1.99%	$45,344	$7,135	$	---
2.00 - 2.99%	51,949	33,105		1,087
3.00 - 3.99%	47,718	50,555		6,558
4.00 - 4.99%	13,898	48,414		27,805
5.00 - 5.99%	1,397	11,149		95,119

Total	$160,306	$150,358		$130,569

The following table sets forth the amount and maturities of all time deposits at June 30, 2009.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years		3-4 Years		After 4 Years		Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

1.00 - 1.99%	$44,946	$398	$	---	$	---	$	---	$45,344	28.29%
2.00 - 2.99%	40,089	10,467		1,265		128		---	51,949	32.41
3.00 - 3.99%	23,394	17,144		525		1,799		4,855	47,717	29.77
4.00 - 4.99%	4,381	5,056		1,883		2,036		543	13,899	8.67
5.00 - 5.99%	2	87		805		503		---	1,397	0.87

Total	$112,812	$33,152		$4,478		$4,466		$5,398	$160,306	100.00%

Deposit Flow

The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2009			2008			2007
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$21,304	6.83%	2,083	$19,221	6.58%	(3,055)	$22,276	8.25%	$3,566
NOW checking	65,114	20.87	27,964	37,150	12.71	6,027	31,123	11.52	86
Savings accounts	58,598	18.78	(14,825)	73,423	25.12	(5,485)	78,908	29.22	5,083
Money market deposit	6,633	2.13	(5,472)	12,105	4.14	4,893	7,212	2.67	(1,646)
Fixed-rate certificates which mature(1)
Within one year	112,664	36.12	(17,217)	129,881	44.44	12,976	116,905	43.28	3,953
Within three years	33,016	10.58	19,698	13,318	4.56	4,565	8,753	3.24	(1,247)
After three years	14,344	4.60	7,468	6,876	2.35	2,282	4,594	1.70	2,271
Variable-rate certificates which mature within one year	146	0.05	(2)	144	0.05	(33)	177	0.07	84
Variable-rate certificates which mature within two years	136	0.04	(3)	139	0.05	(1)	140	0.05	(26)
Total	$311,955	100.00%	$19,698	$292,257	100.00%	$22,169	$270,088	100.00%	$12,019

___________________________
(1)  At June 30, 2009, 2008 and 2007, certificates in excess of $100,000 totaled $62.7 million, $58.2 million, and $41.4 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2009	2008	2007
	(In thousands)

Beginning Balance	$292,257	$270,088	$258,069

Net increase before interest credited	13,700	14,355	4,198
Interest credited	5,998	7,814	7,821
Net increase in deposits	19,698	22,169	12,019

Ending balance	$311,955	$292,257	$270,088

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

Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2009, the Bank had $78.8 million in FHLB advances, of which $58.5 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $14.0 million in borrowings, all of which had fixed rates and original maturities of one to seven years, and $6.3 million in short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $175.5 of its residential and commercial real estate loans to the FHLB million (although the actual collateral required for advances taken amounts to $105.3 million) and has purchased $4.6 million in FHLB stock. At June 30, 2009, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $52.5 million as compared to $37.4 million at June 30, 2008.

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

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$6,250	$5,550	$7,000
Securities sold under agreements to repurchase	23,748	21,804	17,758
Total short-term borrowings	$29,998	$27,354	$24,758

Weighted average rate at year end	0.73%	1.90%	5.06%

The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
FHLB advances
Daily average balance	$77,923	$58,526	$62,906
Weighted average interest rate	4.43%	5.25%	5.40%
Maximum outstanding at any month end	$92,675	$65,600	$71,150

Securities sold under agreements to repurchase
Daily average balance	$24,345	$20,567	$11,863
Weighted average interest rate	0.94%	3.31%	4.84%
Maximum outstanding at any month end	$27,819	$24,659	$17,758

Subordinated Debt
Daily average balance	$7,217	$7,217	$7,217
Weighted average interest rate	4.95%	7.47%	8.24%
Maximum outstanding at month end	$7,217	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2009 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

Federal Reserve System. The Federal Reserve Board ("FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2009, the Bank was in compliance with these reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window," but has not pledged any collateral in order to do so.  Additionally, FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business - Deposit Activities and Other Sources of Funds - Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2009, the Bank had $4.6 million in FHLB stock, which was in compliance with this requirement. The Bank received $137,000 and $84,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2009 and 2008, respectively.

The FHLBs have continued and continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under new legislation, through December 31, 2013, the insurance limit is $250,000. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC's risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding. In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, to be collected on September 30, 2009. The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010. The FDIC has announced that the first of the additional special assessments is probable and the second is less certain.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2009 averaged 1.12 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the FHLB board solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

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

At June 30, 2009, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 ("ARRA") into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the "senior executive officers," a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement "say on pay" shareholder votes.  As a TARP recipient, the Company has taken the appropriate steps to comply with the foregoing restrictions and requirements, including a "say on pay" proposal in this year's proxy statement.

In February 2009, the Administration also announced its Financial Stability Plan and Homeowners Affordability and Stability Plan ("HASP"). The Financial Stability Plan is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

•
the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

•	the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

•
an expansion of the Federal Reserve's term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA-rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

•	the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

The HASP is a program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of "responsible" homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices. See the Company's Annual Report to Shareholders, included as Exhibit 13 for a discussion of the company's participation in the TARP Capital Purchase Program.

Initiatives Prompted by the Subprime Mortgage Crisis. In response to the recent subprime mortgage crisis, federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers.

Guidance on Subprime Mortgage Lending. On July 10, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve "payment shock" and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower's ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems. The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages. On September 4, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages loan servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions. Servicers are instructed to consider the borrower's ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower's total monthly housing-related payments as a percentage of the borrower's gross monthly income, the borrower's other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

Relief for Homeowners. In October 2007, the Treasury helped to facilitate the creation of the HOPE NOW Alliance, a private sector coalition formed to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. HOPE NOW is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission. Treasury has worked with other agencies and HOPE NOW to create a stream-lined loan modification program. In October 2003, HUD implemented Hope for Homeowners, a voluntary FHA program for refinancing affordable home mortgages.

Housing and Economic Recovery Act of 2008. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises. This act established a new maximum conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit of $417,000 to take effect after December 31, 2008. The FHA's maximum conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time. Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators. Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also establishes the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act. For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer's ability to repay. For a new category of closed-end "higher-priced" mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans. For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures are to be provided within three business days following the receipt of an application for a closed-end home loan. The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

Pending Legislation and Regulatory Proposals. As a result of the credit crisis and current financial conditions, federal and state legislators and agencies are considering a broad variety of legislative and regulatory proposals covering lending products, loan terms and underwriting standards, risk management practices, supervision and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on the Company or the Bank and whether any of these initiatives will change the competitive landscape in the banking  industry.

Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower's ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower's income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations. On December 6, 2006, the federal banking agencies issued  guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

For a discussion of the Bank's capital position relative to its FDIC Capital requirements at June 30, 2009, see Note 12 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

Personnel

As of June 30, 2009, the Company had 97 full-time employees and 22 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Internet Website

We maintain a website with the address of www.bankwithsouthern.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC's website at "Resource Center - Investor Relations - SEC Filings." For more information regarding access to these filings on our website, please contact our Corporate Secretary, Southern Missouri Bancorp, Inc., 531 Vine Street, Poplar Bluff, Missouri, 63901; telephone number (573) 778-1800.

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

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

Changes in economic conditions, particularly a significant economic slowdown in Southeast Missouri, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown that has continued into 2009. Further deterioration in economic conditions, in particular within our primary market area in Southeast Missouri real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.

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

To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. At June 30, 2009, $98.6 million, or 28.0%, of our loan portfolio consisted of fixed rate one- to four-family residential real estate loans. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities. A flat yield curve may also hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report as Exhibit 13.

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

If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to December 5, 2013, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $478,000 annually) to 9.0% per annum (approximately $860,000 annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our earnings.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Southern Missouri Bancorp, Inc. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.2% of the shares of our common stock outstanding (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Item 1B.     Unresolved Staff Comments

None.

Item 2.                      Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2009.

Location	Year Opened	Building Net Book Value as of June 30, 2009	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine St. Poplar Bluff, Missouri	1966	$662	Owned	Owned

Branch Offices

502 Main St. Van Buren, Missouri	1982	20	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	55	Leased(1)	Owned

4214 Highway PP Poplar Bluff, Missouri	2001	505	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	32	Owned	Owned

301 First St. Kennett, Missouri	2000	790	Owned	Owned

302 Washington St. Doniphan, Missouri	2001	553	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	95	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	932	Owned	Owned

100 W. Main St. Matthews, Missouri	2008	---	Leased	Leased
______________________
(1)	Lease expires on November 30, 2014 but includes options to renew at lessee's discretion.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2009. All shares repurchased during three months ended June 30, 2009, were repurchased in the open market.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/09-06/30/09 period	-	-	-	-
05/01/09-05/31/09 period	-	-	-	-
04/01/09-04/30/09 period	-	-	-	-

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

Item 8.                      Financial Statements and Supplementary Data

Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2009 and 2008*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2009, 2008 and 2007*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2009, 2008 and 2007*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2009, 2008 and 2007*
(e)	Notes to Consolidated Financial Statements*
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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2009, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

The management of Southern Missouri Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: September 25, 2009	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Principal Financial and Accounting Officer)

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 19, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 19, 2009, a copy of which will be field not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Smith, Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2009, except for information contained under the heading "Compensation Committee Report" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2009. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

On January 20, 2005, the Company adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code applies to all of the Company's directors, officers and employees.  The Code may be reviewed at the Company's website, www.bankwithsouthern.com, by following the "investor relations" and "corporate governance" links.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 11.     Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 19, 2009, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 19, 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2009 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	85,500	$14.01	24,500
Equity Compensation Plans Not Approved By Security Holders	---	---	---
Capital Purchase Program Implemented by the U.S. Treasury	114,326	$12.53	n/a

Item 13.     Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 19, 2009, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.     Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements:

Part II, Item 8 is hereby incorporated by reference.

(a)(2)       Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)       Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant	+
3(ii)	Bylaws of the Registrant	+
10	Material contracts:
(a)	Registrant's 1994 Stock Option Plan	*
(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
(c)	Employment Agreements:	**
(i)	Greg A. Steffens	**
(d)	Director's Retirement Agreements
(vi)	Samuel H. Smith	***
(vii)	Sammy A. Schalk	****
(viii)	Ronnie D. Black	****
(ix)	L. Douglas Bagby	****
(x)	Rebecca McLane Brooks	*****
(xi)	Charles R. Love	*****
(xii)	Charles R. Moffitt	*****
(xiii)	Dennis C. Robison	++
(e)	Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2009 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	+++
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
99.1	31 C.F.R. section 30.15 Certification of Principal Executive and Financial Officer	99.1
_______________________
*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
+	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
+++	Filed as an exhibit to the Current Report on Form 8-K filed on September 15, 2005.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 25, 2009	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Samuel H. Smith Samuel H. Smith Chairman of the Board of Directors	September 25, 2009
By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 25, 2009
By:	/s/ Sammy A. Schalk Sammy A. Schalk Vice Chairman and Director	September 25, 2009
By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 25, 2009
By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 25, 2009
By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 25, 2009
By:	/s/ Charles R. Love Charles R. Love Director	September 25, 2009
By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 25, 2009
By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 25, 2009

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for 2009

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

13	2009 Annual Report to Stockholders

21	Subsidiaries of the Registrant

23.1	Consent of Auditors

23.2	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99	31 C.F.R. section 30.15 Certification of Principal Executive and Financial Officer