Form 10-Q
period 2009-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2009-11-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes	No

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

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

                    Class                                                                                                                     Outstanding at Nov 13, 2009
Common Stock, Par Value $.01                                                                                                        2,087,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009, AND JUNE 30, 2009

	September 30, 2009	June 30, 2009
	(unaudited)
Cash and cash equivalents	$12,965,819	$8,074,465
Interest-bearing time deposits	1,587,000	-
Available for sale securities	61,155,146	60,177,992
Stock in FHLB of Des Moines	4,592,300	4,592,300
Loans receivable, net of allowance for loan losses of $4,609,611 and $4,430,210 at September 30, 2009, and June 30, 2009, respectively
	405,192,833	368,555,962

Accrued interest receivable	3,314,382	2,650,161
Premises and equipment, net	9,376,917	8,135,092
Bank owned life insurance – cash surrender value	7,632,670	7,563,855
Intangible assets, net	1,867,619	1,582,645
Prepaid expenses and other assets	6,820,381	4,564,164
Total assets	$514,505,067	$465,896,636

Deposits	$371,532,336	$311,955,468
Securities sold under agreements to repurchase	23,069,224	23,747,557
Advances from FHLB of Des Moines	67,350,000	78,750,000
Accounts payable and other liabilities	831,061	1,229,187
Accrued interest payable	938,742	989,086
Subordinated debt	7,217,000	7,217,000
Total liabilities	470,938,363	423,888,298

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,396,778	9,388,815

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,350,840	16,344,725
Retained earnings	30,759,190	29,947,297
Treasury stock of 869,250 shares at September 30, 2009, and June 30, 2009, at cost	(13,994,870)	(13,994,870)
Accumulated other comprehensive gain – AFS securities	839,325	106,930
Accumulated other comprehensive income – FAS 158	9,079	9,079
Total stockholders’ equity	43,566,704	42,008,338

Total liabilities and stockholders’ equity	$514,505,067	$465,896,636

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three months ended
	September 30,
	2009	2008
INTEREST INCOME:
Loans	$6,198,124	$5,789,493
Investment securities	230,886	176,808
Mortgage-backed securities	448,856	354,425
Other interest-earning assets	18,295	21,748
Total interest income	6,896,161	6,342,474

INTEREST EXPENSE:
Deposits	1,855,547	1,833,630
Securities sold under agreements to repurchase	50,225	89,489
Advances from FHLB of Des Moines	857,600	862,210
Subordinated debt	61,150	103,659
Total interest expense	2,824,522	2,888,988

NET INTEREST INCOME	4,071,639	3,453,486

PROVISION FOR LOAN LOSSES	210,000	400,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,861,639	3,053,486

NONINTEREST INCOME:
Customer service charges	340,007	351,093
Loan late charges	50,260	35,592
Increase in cash surrender value of bank owned life insurance	68,815	71,634
AFS securities losses due to other-than-temporary-impairment	-	(303,973)
Other	245,092	181,308
Total noninterest income	704,174	335,654

NONINTEREST EXPENSE:
Compensation and benefits	1,499,893	1,184,578
Occupancy and equipment, net	477,442	355,006
DIF deposit insurance premium	121,034	11,535
Professional fees	83,962	44,866
Advertising	76,849	32,921
Postage and office supplies	105,504	77,773
Amortization of intangible assets	69,961	63,814
Other	748,053	266,880
Total noninterest expense	3,182,698	2,037,373

INCOME BEFORE INCOME TAXES	1,383,115	1,351,767

INCOME TAXES	193,400	425,000

NET INCOME	1,189,715	926,767
Less: effective dividend on preferred shares	127,338	-
Net income available to common shareholders	$1,062,377	$926,767

Basic earnings per common share	$0.51	$0.42
Diluted earnings per common share	$0.51	$0.42
Dividends per common share	$0.12	$0.12

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three months ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$1,189,715	$926,767
Items not requiring (providing) cash:
Depreciation	170,743	149,440
MRP and SOP expense	6,116	17,210
AFS losses due to other-than-temporary impairment	-	303,973
Loss (gain) on sale of foreclosed assets	10,689	(3,218)
Amortization of intangible assets	69,961	63,814
Increase in cash surrender value of bank owned life insurance	(68,815)	(71,634)
Provision for loan losses	210,000	400,000
Net amortization of premiums and discounts on securities	63,351	11,966
Deferred income taxes	(258,000)	-
Changes in:
Accrued interest receivable	(532,630)	(694,563)
Prepaid expenses and other assets	(277,439)	25,149
Accounts payable and other liabilities	(358,632)	(56,943)
Accrued interest payable	(111,364)	(207,405)
Net cash provided by operating activities	113,695	864,556

Cash flows from investing activities:
Net increase in loans	(22,084,750)	(8,452,362)
Proceeds from maturities of available for sale securities	5,925,410	2,325,416
Net purchases of Federal Home Loan Bank stock	-	(1,148,100)
Purchases of available-for-sale securities	(4,199,272)	(2,808,048)
Purchases of premises and equipment	(31,905)	(159,546)
Investments in state & federal tax credits	(1,250,000)	(1,263,944)
Net cash received in acquisition	9,713,304	-
Proceeds from sale of foreclosed assets	227,811	25,718
Net cash used in investing activities	(11,699,402)	(11,480,866)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	16,694,923	(11,293,331)
Net increase (decrease) in certificates of deposits	13,817,331	(3,082,640)
Net decrease in securities sold under agreements to repurchase	(678,333)	(941,403)
Proceeds from Federal Home Loan Bank advances	26,625,000	62,500,000
Repayments of Federal Home Loan Bank advances	(38,025,000)	(36,700,000)
Dividends paid on common and preferred stock	(369,860)	(265,300)
Exercise of stock options	-	135,000
Net cash provided by financing activities	18,064,061	10,352,326

Increase (decrease) in cash and cash equivalents	6,478,354	(263,984)
Cash and cash equivalents at beginning of period	8,074,465	8,022,408

Cash and cash equivalents at end of period	$14,552,819	$7,758,424

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$382,000	$100,000
Conversion of loans to other equipment	49,000	89,000

Cash paid during the period for:
Interest (net of interest credited)	$1,110,000	$1,179,000
Income taxes	429,000	441,000

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2009, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2009 and 2008.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Bank (Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Fair Value Measurements

Effective July 1, 2008, the Company adopted ASC 820, formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 was applied prospectively as of the beginning of the 2009 fiscal year.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Available-for-sale Securities.  Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the United States of America (US GAAP), to carry at fair value on a recurring basis. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

	Fair Value Measurements at September 30, 2009, Using:
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$61,155,146	$-	$61,155,146	$-

The following is a description of valuation methodologies used for financial assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009.

Impaired Loans.  A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under SFAS No. 114 is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the impaired loan is determined by an adjusted appraised value including unobservable cash flows.  The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.

Foreclosed and Repossessed Assets Held for sale.  Foreclosed and repossessed assets held for sale are valued at the time the loan is foreclosed upon or collateral is repossessed and the asset is transferred to foreclosed or repossessed assets held for sale. The value of the asset is based on third party or internal appraisals, less estimated costs to sell and appropriate discounts, if any. The appraisals are generally discounted based on current and expected market conditions that may impact the sale or value of the asset and management’s knowledge and experience with similar assets. Such discounts typically may be significant and result in a Level 3 classification of the inputs for determining fair value of these assets. Foreclosed and repossessed assets held for sale are continually evaluated for additional impairment and are adjusted accordingly if impairment is identified.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2009:

	Fair Value Measurements at September 30, 2009, Using:
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,349,325	$-	$-	$2,349,325
Foreclosed and repossessed assets held for sale	237,500	-	-	237,500

ASC 825, formerly Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and FSP FAS 107-1, requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825.  Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  It is also the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities.  Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Company for the purposes of this disclosure.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.

The estimated methodologies used, the estimated fair values, and the recorded book balances at September 30, 2009 and June 30, 2009, were as follows:

	September 30 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$12,966	$12,966	$8,074	$8,074
Interest-bearing time deposits	1,587	1,587	-	-
Stock in FHLB	4,592	4,592	4,592	4,592
Loans receivable, net	405,193	410,072	368.556	374,328
Accrued interest receivable	3,314	3,314	2,650	2,650
Bank owned life insurance	7,633	7,633	7,564	7,564
Financial liabilities
Deposits	371,532	373,482	311,955	313,059
Securities sold under agreements to repurchase	23,069	23,069	23,748	23,748
Advances from FHLB	67,350	71,179	78.750	82,510
Accrued interest payable	939	939	989	989
Subordinated debt	7,217	7,217	7,217	7,217
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents and interest-bearing time deposits are valued at their carrying amounts, which approximates book value.  Stock in FHLB is valued at cost, which approximates fair value.  Fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics are aggregated for purposes of the calculations.  Fair value of Bank owned life insurance is equal to the cash surrender value of the underlying life insurance policies.  The carrying amounts of accrued interest approximate their fair values.

Deposits with no defined maturities, such as NOW accounts, savings accounts, and money market deposit accounts, are valued at their carrying amount, which approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amounts of securities sold under agreements to repurchase approximate fair value.  Fair value of advances from the FHLB is estimated by discounting maturities using an estimate of the current market for similar instruments.  The fair value of subordinated debt is estimated using rates currently available to the Company for debt with similar terms and maturities.  The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates.  The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 3:  Securities

Available for sale securities are summarized as follows at estimated fair value:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$4,276,318	$75,218	$-	$4,351,536
Obligations of state and political subdivisions	16,477,119	785,680	(1,129)	17,261,670
Other securities	1,762,690	8,203	(1,270,509)	500,384
FHLMC preferred stock	-	25,200	-	25,200
Mortgage-backed securities	37,306,787	1,716,215	(6,646)	39,016,356
Total investments and mortgage-backed securities	$59,822,914	$2,610,516	$(1,278,284)	$61,155,146

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$3,216,975	$61,733	$-	$3,278,708
Obligations of state and political subdivisions	13,512,789	212,308	(102,402)	13,622,695
Other securities	4,264,409	-	(1,264,753)	2,999,656
FHLMC preferred stock	-	7,920	-	7,920
Mortgage-backed securities	39,014,119	1,263,681	(8,787)	40,269,013
Total investments and mortgage-backed securities	$60,008,292	$1,545,642	$(1,375,942)	$60,177,992

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$998,765	$1,041,093
After one year but less than five years	507,242	536,813
After five years but less than ten years	3,269,191	3,333,491
After ten years	17,740,929	17,227,393
Total investment securities	22,516,127	22,138,790
Mortgage-backed securities	37,306,787	39,016,356
Total investments and mortgage-backed securities	$59,822,914	$61,155,146

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
Obligations of state and political subdivisions	$455,198	$1,129	$-	$-	$455,198	$1,129
Other securities	-	-	246,256	1,270,509	246,256	1,270,509
Mortgage-backed securities	48,766	228	267,636	6,418	316,402	6,646
Total investments and mortgage-backed securities	$503,964	$1,357	$513,892	$1,276,927	$1,017,856	$1,278,284

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
Obligations of state and political subdivisions	$3,243,030	$82,933	$1,547,675	$19,469	$4,790,705	$102,402
Other securities	-	-	249,656	1,264,753	249,656	1,264,753
Mortgage-backed securities	276,201	1,992	291,621	6,795	567,822	8,787
Total investments and mortgage-backed securities	$3,519,231	$84,925	$2,088,952	$1,291,017	$5,608,183	$1,375,942

Other securities.  At September 30, 2009, there were four pooled trust preferred securities with a fair value of $246,000 and unrealized losses of $1.3 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  The September 30, 2009 cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on one of the three securities and are projected to be deferred on a second security.  Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2009.

At December 31, 2008, analysis of the fourth trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The discounted cash flow was based on anticipated default and recovery rates, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security.  This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter of fiscal 2009, and for the twelve months ended June 30, 2009.  At September 30, 2009, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security, though interest payments have been deferred on the security. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed securities.  At September 30, 2009, there were two mortgage-backed securities issued by the Federal National Mortgage Association with a fair value of $268,000 and unrealized losses of $6,000 in a continuous unrealized loss position for twelve months or more.  This position was due to intermediate rates increasing since the purchase of the securities, resulting in the market value of the securities being lower than book value.  Because the decline in the market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2009.

The Company does not believe any other individual unrealized loss as of September 30, 2009, represents OTTI.  However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio.  The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the periods ended September 30, 2009 and 2008.

	Accumulated Credit Losses
	Period Ended September 30,
	2009	2008
Credit losses on debt securities held
Beginning of period	$375,000	$-
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$-

Note 4:  Loans

Loans are summarized as follows:

	September 30,	June 30,
	2009	2009
Real Estate Loans:
Conventional	$165,201,918	$155,490,317
Construction	25,562,927	23,531,528
Commercial	105,945,257	97,160,828
Consumer loans	27,599,379	23,141,738
Commercial loans	99,190,036	89,065,652
	423,499,517	388,390,063
Loans in process	(13,805,220)	(15,511,237)
Deferred loan fees, net	108,147	107,346
Allowance for loan losses	(4,609,611)	(4,430,210)
Total loans	$405,192,833	$368,555,962

In the July 2009 SBOC acquisition, the Company obtained loans that had been carried by SBOC at a book value of $16.2 million; the loans were recorded at a $1.1 million fair value discount.  Included in that figure is a $1.0 million fair value discount related to $3.9 million in loans that were deemed impaired at acquisition and accounted for in accordance with SOP 03-3; the $1.0 fair value discount related to the SOP 03-3 loans is not accretable.  None of the $1.1 million fair value discount is included in the Company’s $4.6 million allowance for loan losses.

Note 5:  Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2009	2009

Non-interest bearing accounts	$24,956,567	$21,303,646
NOW accounts	73,604,965	65,114,474
Money market deposit accounts	5,277,535	6,632,987
Savings accounts	68,687,381	58,598,085
Certificates	199,005,888	160,306,276
Total deposits	$371,532,336	$311,955,468

Note 6:  Comprehensive Income

The Company’s comprehensive income for the three-month periods ended September 30, 2009 and 2008, was as follows:

	Three months ended
	September 30,
	2009	2008

Net income	$1,189,715	$926,767
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	1,145,347	(244,670)
Unrealized gains (losses) on securities for which a portion of an other-than- temporary impairment has been recognized in income	17,185	17,400
Less: realized (gains) losses included in income	-	-
Tax benefit (expense)	(430,137)	84,090
Total other comprehensive income (loss)	732,395	(143,180)
Comprehensive income	$1,922,110	$783,587

Note 7:  Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted earnings per common share for the three-month periods ended September 30, 2009 and 2008.

	Three months ended
	September 30,
	2009	2008

Net income	$1,189,715	$926,767
Dividend payable on preferred stock	127,338	$-
Net income available to common shareholders	$1,062,377	$926,767

Average Common shares – outstanding basic	2,083,370	2,197,240
Stock options under treasury stock method	2,385	3,129
Average Common share – outstanding diluted	2,085,755	2,200,369

Basic earnings per common share	$0.51	$0.42
Diluted earnings per common share	$0.51	$0.42

The Company had 189,800 and 70,500 stock options and warrants outstanding at September 30, 2009 and 2008, respectively, with a grant price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.

Note 8:   Stock Option Plans

ASC 505, formerly Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” requires that compensation costs related to share-based payment transactions be recognized in financial statements.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued.  Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award.

Note 9:  Employee Stock Ownership Plan

The Company established a tax-qualified ESOP in April 1994. The plan covers substantially all employees who have attained the age of 21 and completed one year of service.  The Company’s intent is to continue the ESOP for fiscal 2010.  The Company has been accruing $60,000 per quarter for ESOP benefit expenses during this fiscal year.

Note 10:  Corporate Obligated Floating Rate Trust Preferred Securities

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

Note 11: Capital Purchase Program Implemented by the U.S. Treasury

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

The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009, permits the Company to redeem the preferred shares at any time by repaying the Treasury, without penalty and without a requirement to raise new capital, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon redemption of the preferred shares, the warrant may be repurchased from the Treasury at its fair market value as agreed-upon by the Company and the Treasury.

Note 12: Acquisitions

In July 2009, the Company acquired 100% of the outstanding stock of Southern Bank of Commerce (SBOC), headquartered in Paragould, Arkansas.  SBOC was merged into the Company’s existing banking subsidiary, Southern Bank, on July 20, 2009.  The Company acquired SBOC primarily for the purpose of obtaining entry to markets where it believes the Company’s business model will perform well.  The Company paid $600,000 in cash to acquire the target, of which $200,000 is held in escrow pending the settlement of certain tax matters.  At acquisition, SBOC held assets of $29.9 million, including loans of $16.2 million, and held total deposits of $29.1 million.  Based on the acquisition date fair values of the net assets acquired, goodwill of $171,000 was recorded.  A fair value discount was recorded for the acquired loans of $1.1 million, with the loans reported in the financial statements at a fair value of approximately $15 million.  Of the fair value discount, $1.0 million relates to impaired loans accounted for in accordance with SOP 03-3; as such, the discount will not be accreted.  A core deposit intangible asset of $184,000 was recognized on the transaction; the Company anticipates amortizing this amount over five years, using the straight-line method.

Note 13: Subsequent Events

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

Note 14:  Recent Accounting Pronouncements

The following paragraphs summarize the impact of new accounting pronouncements:

In December 2007, the FASB issued ASC 805, formerly Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” and ASC 810, formerly Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination.  ASC 810 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The pronouncements were effective for the Company beginning July 1, 2009.  Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied.  The Company was impacted by the adoption of ASC 805 with its July 2009 acquisition (see Footnote 12 to the Consolidated Financial Statements).  The Company does not have any noncontrolling interests; thus, there was no effect to the financial statements related to the adoption of ASC 810.

In April 2009, the FASB issued ASC 825, formerly FASB Staff Position on FAS 107-1 and APB No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of ASC 825 were effective for the Company’s interim period ending September 30, 2009.  As ASC 825 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of ASC 825 did not affect the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820, formerly FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of ASC 820 were effective for the Company’s year ended June 30, 2009.  Implementation of this standard had a minimal effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320, formerly FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  ASC 320 establishes a methodology of determining and recording other-than-temporary impairments of debt securities and expands disclosures about fair value measurements.  The provisions of the ASC 820 were effective for the Company’s year ended June 30, 2009.  The Company has included the disclosure provisions from this ASC 820 in the footnotes.

On May 28, 2009, the FASB issued ASC 855, formerly Statement No. 165, “Subsequent Events.”  Under ASC 855, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  ASC 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date, but arose after that date.  ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated.  ASC 855 was effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 during the year ended June 30, 2009, and the adoption did not have a material impact on the Company’s financial statements.

On June 12, 2009, the FASB issued ASC 860, formerly Statement No. 166, “Accounting for Transfers of Financial Assets”. ASC 860 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies will have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC 860 shall be applied to transfers that occur on or after the effective date. The Company will adopt ASC 860 on July 1, 2010, as required. Management does not expect adoption of the Statement to have a material impact on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued ASC 810, formerly Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASC 810 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 will be effective as of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt ASC 810 on July 1, 2010, as required. Management does not expect adoption of the Statement to have a material impact on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued ASC 105, formerly Statement No. 168, “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162.  ASC 105 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  ASC 105 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company adopted ASC 105 for the quarterly period ended September 30, 2009, as required, and the adoption did not have a material impact on the Company’s consolidated financial statements.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations
SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 under current law by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff and 13 full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, and Matthews, Missouri, and Paragould, Jonesboro, Brookland, and Leachville, Arkansas.

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

The consolidated balance sheet of the Company as of June 30, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at September 30, 2009, and the results of operations for the three-month periods ended September 30, 2009 and 2008, respectively.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2009 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 11 in the Company’s 2009 Annual Report.

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment.  The net interest margin represents interest income earned on interest-earning assets (primarily mortgage loans, commercial loans and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily certificates of deposit, savings, interest-bearing demand deposit accounts, repurchase agreements, and borrowed funds), as a percentage of average interest-earning assets.  Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates.

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

During the first three months of fiscal 2009, we grew our balance sheet by $48.6 million; this growth was partially due to the July 2009 acquisition of Southern Bank of Commerce (SBOC).  In that acquisition, the Company acquired loans at a fair value of approximately $15 million; cash, cash equivalents, and investments of approximately $12 million; and deposits of $29 million. Total growth for the quarter reflected a $36.7 million increase in net loans; a $1.0 million increase in available-for-sale investments; and a $6.5 million increase in cash and cash equivalents.  Deposits increased $59.6 million, and Federal Home Loan Bank (FHLB) advances decreased $11.4 million.  Growth in loans was primarily comprised of residential and commercial real estate loans.  Deposit growth was primarily in certificates of deposit, savings accounts, and interest-bearing checking.

In December 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), which is one component of its Troubled Asset Relief Program (TARP).  The Treasury invested $9.6 million in perpetual preferred stock carrying a dividend of 5% for the first five years, increasing to 9% thereafter.  The Treasury Department created the CPP with the intention of building capital at healthy U.S. financial institutions in order to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy.  Since the issuance of the preferred stock to the Treasury, the Company has increased loan balances by approximately $56 million.  The increase in loans was partially due to the SBOC acquisition.  The acquired bank was a small, troubled institution headquartered in Paragould, Arkansas, which had significantly reduced lending activity in recent periods.  The Company believes that it can increase credit availability in the communities in which SBOC was located.  Additionally, the Company has contributed to the accomplishment of Treasury’s objective by leveraging the investment to support the purchase of U.S. government agency mortgage backed securities and municipal debt, helping to improve the availability of credit in two distressed markets.  Since the preferred stock issuance, the Company has increased its securities portfolio balance by $19.5 million.  Much of these securities purchases would not likely have been made by the Company, absent the Treasury investment.  Including both securities and direct loans, the Company has increased its investment in credit markets by $75.5 million since the preferred stock issuance.

Net income for the first quarter of fiscal 2010 increased 28.4% to $1.2 million, as compared to $927,000 earned during the same period of the prior year.  After accounting for preferred stock dividends of $127,000 in the quarter, net earnings available to common shareholders increased 14.6%, to $1.1 million.  The increase in net income compared to the year-ago period was primarily due to a $258,000 reduction in income tax provisions in the quarter, compared to the year-ago period, due to tax benefits resulting from the July SBOC acquisition.  Compared to the same period of the prior year, net interest income was up $618,000, or 17.9%, due to increased interest-earning balances and improved net interest margin; non interest income was up $369,000, or 109.8%, due primarily to the $304,000 other-than-temporary impairment charge recorded in the same quarter of fiscal 2009, with no similar charges during the current period; and loan loss provisions were down $190,000, or 47.5%.  These improvements were mostly offset by a 56.2% increase in noninterest expense, primarily the result of expenses related to the SBOC acquisition and the subsequent operation of additional branches in new markets.  Diluted earnings per common share for the first quarter of fiscal 2010 were $0.51, as compared to $0.42 for the first quarter of fiscal 2009.  In the Company’s earnings release for the first quarter of fiscal 2010, earnings were preliminarily reported at $0.52 per share, based on the impact of a $29,000 bargain purchase gain.  The final revisions to the purchase accounting for the SBOC acquisition resulted in the recognition of $171,000 in goodwill.

Short-term market rates fell slightly during the first three months of fiscal 2009, following an already substantial decline over the prior two fiscal years; long-term rates fell slightly more, but the curve remained quite steep, relative to recent norms – the steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  From July 1, 2009, to September 30, 2009, the six-month treasury bill rate declined 17 basis points (to yield 0.18%); the two-year treasury note declined 16 basis points (to yield 0.95%); and the ten-year treasury bond declined 22 basis points (to yield 3.31%).  The six-month rate was an all-time low, while the two- and ten-year rates were up from lows touched earlier in the calendar year.  In this rate environment, our net interest margin increased four basis points when comparing the first three months of fiscal 2010 to the same period of the prior year, despite paying above-market rates for our rewards checking product and for a savings account special promoted in our new Arkansas markets.

The Company’s net income is also affected by the level of its non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, postage, insurance, advertising, professional fees, office expenses, and other general operating expenses.  During the three-month period ended September 30, 2009, non-interest income increased 109.8% compared to the same period of the prior fiscal year, primarily due to charges incurred in the same period of the prior year to recognize the other-than-temporary impairment of Company investments, with no similar charges during the three-month period ended September 30, 2009.  Excluding those charges, non-interest income would have increased 10.1%, attributable to increased debit card activity, secondary market loan sale income, loan late charges, and brokerage commissions.  Non-interest expense increased for the three-month period ended September 30, 2009, by 56.2%, compared to the same period of the prior fiscal year, primarily due to increased compensation and benefits (resulting primarily from additional compensation related to the SBOC acquisition); charges to write down the book value of fixed assets; increased deposit insurance assessments (primarily the result of base assessment rate increases by the FDIC); and increased advertising and legal and professional fees.

In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 loss realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 loss realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available.  All of these investments are described in the table below:

		Unrealized	Estimated	S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$25,200	$25,200	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(120,112)	4,888	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	477,576	(367,801)	109,775	BB-	Baa2
Trapeza CDO XIII, Ltd., class B	478,299	(406,389)	71,910	NR	B3
Preferred Term Securities XXIV, Ltd., class B1	435,891	(376,208)	59,682	NR	Caa3
Totals	$1,516,766	$(1,245,310)	$271,455

The Company determined the amount of OTTI charges to record on the Freddie Mac Preferred Stock based on quoted market prices, and on the Trapeza IV CDO based on the estimated present value of expected cash flows on the instruments, discounted using a current market rate on such securities.  The Trapeza IV CDO is receiving principal in kind (PIK), in lieu of cash payments, and is treated by the Company as a non-accrual asset.  The Preferred Term Securities XXIV CDO is also receiving

PIK, but is not treated as a non-accrual asset, as a full recovery of principal and interest is anticipated.  For the Trapeza XIII CDOs, the Company expects to receive principal and interest in full without a material change in the scheduled interest payments, based on a review of the terms of the obligation and the financial strength of the underlying firms.

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

Comparison of Financial Condition at September 30, 2009, and June 30, 2009

The Company’s total assets increased by $48.6 million, or 10.4%, to $514.5 million at September 30, 2009, as compared to $465.9 million at June 30, 2009.  Loans, net of the allowance for loan losses, increased $36.7 million, or 10.0%, to $405.2 million at September 30, 2009, as compared to $368.5 million at June 30, 2009.  Growth was partially due to the approximately $15 million fair value in loans acquired in the SBOC acquisition.  In total, commercial loans grew $10.1 million, residential real estate loans grew $9.7 million, and commercial real estate loans were up $8.8 million.  Available-for-sale investment balances increased by $1.0 million, or 1.6%, to $60.2 million, as compared to $60.2 million at June 30, 2009.

Asset growth during the first three months of fiscal 2010 has been funded with deposit growth, which totaled $59.6 million, or 19.1%, bringing deposit balances to $371.5 million at September 30, 2009, as compared to $312.0 million at June 30, 2009.  The increase in deposits was due in part to deposits acquired in the SBOC acquisition of approximately $29 million.  Growth was also attributed to continued strong growth in the Company’s reward checking product and promotion of special high-rate savings accounts in the Company’s new Arkansas markets.  In total, the increase reflected growth of $38.7 million in certificates of deposit, a $10.1 million increase in passbook and statement savings, and an $8.5 million increase in interest-bearing checking accounts.  Certificates of deposit growth included $11.1 million in new brokered CD funds, acquired due to the competitive rate at which the funds were available.  Public unit deposits were up $6.7 million, as the Company established a significant new relationship with an area municipality.  Net retail, non-brokered deposits were up $41.7 million.  Of the $29 million in deposits acquired from SBOC, approximately $5 million was public unit and brokered funds, meaning that organic growth in retail, non-brokered deposits was approximately $18 million in the first quarter.  As a result of strong deposit growth and redeployment of cash and cash equivalents acquired in the SBOC acquisition, the Company reduced FHLB borrowings, which were down $11.4 million, or 14.5%, to $67.4 million at September 30, 2009, as compared to $78.8 million at June 30, 2009.  Securities sold under agreements to repurchase totaled $23.1 million at September 30, 2009, a decrease of $678,000, or 2.9%, compared to $23.7 million at June 30, 2009.

Total stockholders’ equity increased $1.6 million, or 3.7%, to $43.6 million at September 30, 2009, as compared to $42.0 million at June 30, 2009.  The increase was due to retention of net income and an increase in the market value of the Company’s available-for-sale investment portfolio, net of tax, partially offset by cash dividends paid on common and preferred shares.

Average Balance Sheet for the Three-Month Periods Ended September 30, 2009 and 2008

The table below presents certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three-month periods ending September 30, 2009 and 2008.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended September 30, 2009			Three-month period ended September 30, 2008
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$275,129,828	$4,391,690	6.38	$245,107,380	$4,144,477	6.76
Other loans (1)	121,506,779	1,806,434	5.95	104,421,694	1,645,016	6.30
Total net loans	396,636,607	6,198,124	6.29	349,529,074	5,789,493	6.63
Mortgage-backed securities	38,193,234	448,856	4.70	28,373,270	354,425	5.00
Investment securities (2)	24,277,073	230,886	3.80	17,192,035	176,808	4.11
Other interest earning assets	9,787,320	18,295	0.75	5,416,700	21,748	1.61
Total interest earning assets (1)	468,894,234	6,896,161	5.91	400,511,079	6,342,474	6.33
Other noninterest earning assets (3)	27,438,166	-		20,133,048	-
Total assets	$496,332,400	$6,896,161		$420,644,127	$6,342,474

Interest bearing liabilities:
Savings accounts	$60,704,482	$183,574	1.21	$70,410,786	$395,066	2.24
NOW accounts	70,774,585	418,865	2.37	35,952,515	119,915	1.33
Money market deposit accounts	5,259,111	16,342	1.24	9,011,205	37,378	1.66
Certificates of deposit	187,278,965	1,236,766	2.64	148,849,425	1,281,271	3.44
Total interest bearing deposits	324,017,143	1,855,547	2.29	264,223,931	1,833,630	2.78
Borrowings:
Securities sold under agreements to repurchase	24,681,996	50,225	0.81	21,348,541	89,489	1.68
FHLB advances	71,331,522	857,600	4.81	74,888,043	862,210	4.61
Subordinated debt	7,217,000	61,150	3.39	7,217,000	103,659	5.75
Total interest bearing liabilities	427,247,661	2,824,522	2.64	367,677,515	2,888,988	3.14
Noninterest bearing demand deposits	24,205,197	-		20,847,479	-
Other noninterest bearing liabilities	2,172,740	-		1,226,963	-
Total liabilities	453,625,598	2,824,522		389,751,957	2,888,988
Stockholders’ equity	42,706,802	-		30,892,170	-
Total liabilities and stockholders' equity	$496,332,400	$2,824,522		$420,644,127	$2,888,988

Net interest income		$4,071,639			$3,453,486

Interest rate spread (4)			3.27			3.19
Net interest margin (5)			3.49			3.45

Ratio of average interest-earning assets to average interest-bearing liabilities	109.75%			108.93%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.1 million and $7.6 million, respectively, for the three-month period ending September 30, 2009, as compared to $8.2 million and $7.3 million for the same period of the prior year.

(4)
Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
 (5)
Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three-month periods ended September 30, 2009 and 2008

General.  Net income for the three-month period ended September 30, 2009, was $1.2 million.  After preferred dividends of $127,000 paid in the period, net income available to common shareholders was $1.1 million, an increase of $136,000, or 14.6%, as compared to $927,000 in net income available to common shareholders in the same period of the prior fiscal year.  Basic and diluted net income available to common shareholders was $0.51 for the first quarter of fiscal 2010, compared to $0.42 basic and diluted net income available to common shareholders for the first quarter of fiscal 2009.  Our annualized return on average assets for the three-month period ended September 30, 2009, was 0.96%, compared to 0.88% for the same period of the prior fiscal year.  Our return on average common stockholders’ equity for the three-month period ended September 30, 2009, was 12.8%, compared to 12.0% in the same period of the prior fiscal year.

Net Interest Income.  Net interest income for the three-month period ended September 30, 2009, was $4.1 million, an increase of $618,000, or 17.9%, as compared to the same period of the prior fiscal year.  The increase reflected our growth initiatives, including the SBOC acquisition, which resulted in increases in the average balances of both interest-earning assets and interest-bearing liabilities, and an expansion of our net interest rate spread.  Average interest-earning assets increased 17.1% compared to the same period of the prior fiscal year, while our interest rate spread was 3.27% in the current period, as compared to 3.19% for the same period of the prior fiscal year.  For the current period, our net interest margin, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.49%, compared to 3.45% in the same period of the prior fiscal year.  The eight-basis point increase in interest rate spread for the three-month period resulted from a 50 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 42 basis point decrease in the average yield on interest-earning assets.  Expansion of our interest rate spread was attributed primarily to the continued relatively steep yield curve, which allowed for better pricing of the Company’s assets relative to its liabilities.

Interest Income.  Total interest income for the three-month period ended September 30, 2009, was $6.9 million, an increase of $554,000, or 8.7%, from the amount earned in the same period of the prior fiscal year. The increase was due to the increase of $68.4 million, or 17.1%, in the average balance of interest-earning assets for the current period, compared to the same period of the prior year, partially offset by a 42 basis point decrease in the average interest rate earned.  For the three-month period ended September 30, 2009, the average interest rate on interest-earning assets was 5.91%, as compared to 6.33%, for the same period of the prior fiscal year.

Interest Expense.  Total interest expense for the three-month period ended September 30, 2009, was $2.8 million, a decrease of $64,000, or 2.2%, compared to the same period of the prior fiscal year.  The decrease was due to the 50 basis point decrease in the average cost of interest-bearing liabilities, partially offset by an increase of $59.6 million, or 16.2%, in the average balance of interest-bearing liabilities for the three-month period ended September 30, 2009, as compared to the same period of the prior fiscal year.  For the three-month period ended September 30, 2009, the average interest rate on interest-bearing liabilities was 2.64%, as compared to 3.14% for the same period of the prior fiscal year.

Provisions for Loan Losses.  Provisions for loan losses for the three-month period ended September 30, 2009, were $210,000, as compared to $400,000, for the same period of the prior fiscal year.  The decrease in provisions was due to management’s recurring analysis of the loan portfolio and the allowance for loan losses, which showed less provisions required to maintain the allowance at the necessary level indicated by the analysis.  In fiscal year 2008 and 2009, respectively, provisions totaled 34 and 29 basis points as a percentage of average loans outstanding, compared to net charge offs of 10 basis points in fiscal 2009, and net recoveries of 3 basis points in fiscal 2008.  By comparison, annualized provisions in the current quarter totaled 21 basis points, while annualized net charge offs totaled 3 basis points.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three-month period ended September 30, 2009, was $704,000, an increase of $369,000, or 109.8%, as compared to the same period of the prior fiscal year.  The increase was primarily due charges of $304,000 in the same period of the prior fiscal year incurred to recognize the other-than-temporary impairment (“OTTI”) of the Company’s investments in Freddie Mac Preferred Stock.  Outside those charges, noninterest income would have increased 10.1% for the current period, compared to the same period of the prior fiscal year, attributable to increased debit card activity, secondary market loan sale income, loan late charges, and brokerage commissions.

Non-interest Expense.  Non-interest expense for the three-month period ended September 30, 2009, was $3.2 million, an increase of $1.1 million, or 56.2%, as compared to the same period of the prior fiscal year.  The increase was primarily due to increased compensation and benefits, charges to write down the book value of fixed assets, increased deposit insurance assessments, and increased advertising and legal and professional fees.  Compensation increases were attributed to the addition personnel related to the SBOC acquisition, the addition of other key personnel, and general increases in compensation levels.

Charges to write down the book value of fixed assets resulted from a decision to write down the value of land previously held for future expansion to a figure likely to be realized on a pending negotiated sale and charges to write off obsolete furniture and equipment.  Deposit insurance assessment increases were attributed to industry-wide base assessment rate increases by the FDIC.  Advertising and legal and professional fees were the result of additional activity in the Company’s new markets, fees to complete the SBOC acquisition, and additional fees related to resolution of acquired problem assets.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 66.2% for the three-month period ended September 30, 2009, as compared to 53.8%, for the same period of the prior fiscal year.

Income Taxes.  Provisions for income taxes for the three-month period ended September 30, 2009, were $193,000, a decrease of $232,000, or 54.5%, as compared to the $425,000 in provisions for the same period of the prior fiscal year.  Our effective tax rate for the current period was 14.0%, as compared to 31.4% for the same period of the prior fiscal year.  For the current period, the decrease in the effective tax rate was attributable to $258,000 in net operating loss carryforward tax benefits resulting from the SBOC acquisition, which were recognized in the current period.  Outside those benefits, the Company’s effective tax rate would have been 32.6%.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three months ended September 30, 2009 and 2008:

	Fiscal 2010	Fiscal 2009
Balance, beginning of period	$4,430,210	$3,567,203
Loans charged off:
Residential real estate	(26,079)	(4,679)
Commercial business	-	(206,841)
Consumer	(5,719)	(6,785)
Gross charged off loans	(31,798)	(218,305)
Recoveries of loans previously charged off:
Consumer	1,199	1,707
Net charge offs	(30,599)	(216,598)
Provision charged to expense	210,000	400,000
Balance, end of period	$4,609,611	$3,750,605

Ratio of net charge offs (recoveries) during the period	0.01%	0.06%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $179,000 to $4.6 million at September 30, 2009, from $4.4 million at June 30, 2009.

At September 30, 2009, the Company had $11.8 million, or 2.3% of total assets, adversely classified ($11.8 million classified “substandard”; $15,000 classified “doubtful”; and none classified “loss”), as compared to adversely classified assets of $9.7 million, or 2.1% of total assets at June 30, 2009, and $4.1 million, or 1.0% of total assets, adversely classified at September 30, 2008.  The increase since the end of the prior fiscal year is primarily the result of the SBOC acquisition, as impaired loans were acquired in the transaction.  The acquired impaired loans had an outstanding balance of $3.9 million at acquisition, and were booked at an estimated fair value of $2.8 million.  Fair value was determined primarily based on estimates regarding underlying collateral value.  At September 30, 2009, these impaired loans had an outstanding balance of $3.7 million, and were recorded on the consolidated financial statements at a $2.8 million fair value.  In general, the loans had not deteriorated beyond the fair value estimates recorded at acquisition.  The increase from the same period of the prior year is primarily due to the classification of two loans totaling $3.5 million outstanding to a bank holding company, as well as the classification of the Company’s investments in pooled trust preferred securities (see “Executive Summary”), in addition to the impaired loans acquired in the SBOC transaction.  Other classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment.  Of our classified loans, the Company had ceased recognition of interest on loans totaling $1.3 million; another $159,000 were 90 days or more past due, but still accruing interest.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

Nonperforming Assets

The ratio of nonperforming assets to total assets and non-performing loans to net loans receivable is another measure of asset quality.  Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  The table below summarizes changes in the Company’s level of nonperforming assets over selected time periods:

	9/30/2009	6/30/2009	9/30/2008
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$407,000	$480,000	$162,000
Construction	113,000	-	-
Commercial real estate	741,000	241,000	150,000
Commercial business	99,000	66,000	-
Consumer	167,000	9,000	7,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	1,527,000	796,000	319,000
Non-performing investments	125,000	125,000	-
Foreclosed real estate or other real estate owned	1,032,000	313,000	115,000
Other repossessed assets	148,000	137,000	88,000
Total nonperforming assets	$2,832,000	$1,371,000	$522,000
Percentage nonperforming assets to total assets	0.55%	0.29%	0.12%
Percentage nonperforming loans to net loans	0.38%	0.22%	0.09%

At September 30, 2009, non-performing assets totaled $2.8 million, up from $1.4 million at June 30, 2009, and $522,000 at September 30, 2009.  The increase was attributed primarily to the July 2009 SBOC acquisition.  At September 30, 2009, non-performing loans acquired from SBOC totaled $1.1 million, with a $266,000 fair value adjustment reducing the balance at which these loans are reported in the financial statements to $851,000.  At September 30, 2009, foreclosed real estate reported by the Company included $417,000 obtained in the acquisition.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At September 30, 2009, the Company had outstanding commitments to fund approximately $51.6 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At September 30, 2009, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $133.2 million, of which $67.4 million had been advanced (additionally, letters of credit totaling $3.0 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $204.5 million, which means $134.1 million in borrowings remain available, subject to available collateral.  Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of September 30, 2009, and June 30, 2009, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.”  As of September 30, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized.”  There were no conditions or events since the FDIC notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk-Weighted Assets)	$47,757,000	12.36%	$30,906,000	8.00%	$38,633,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	43,136,000	11.17%	15,453,000	4.00%	23,180,000	6.00%

Tier I Capital (to Average Assets)	43,136,000	8.79%	19,626,000	4.00%	24,532,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Risk-Based Capital (to Risk-Weighted Assets)	$44,699,000	12.98%	$27,557,000	8.00%	$34,446,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	40,388,000	11.72%	13,779,000	4.00%	20,668,000	6.00%

Tier I Capital (to Average Assets)	40,388,000	8.87%	18,215,000	4.00%	22,769,000	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first three months of fiscal year 2010, fixed rate residential loan production totaled $5.0 million, as compared to $3.7 million during the same period of the prior year. At September 30, 2009, the fixed rate residential loan portfolio was $105.6 million with a weighted average maturity of 193 months, as compared to $97.4 million at September 30, 2008, with a weighted average maturity of 207 months.  The Company originated $2.9 million in adjustable-rate residential loans during the three-month period ended September 30, 2009, as compared to $4.5 million during the same period of the prior year.  At September 30, 2009, fixed rate loans with remaining maturities in excess of 10 years totaled $85.2 million, or 21.0% of net loans receivable, as compared to $86.2 million, or 24.6% of net loans receivable at September 30, 2008.  The Company originated $10.1 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2009, as compared to $18.9 million during the same period of the prior year.  At September 30, 2009, the fixed rate commercial and commercial real estate loan portfolio was $123.3 million with a weighted average maturity of 35.7 months, compared to $115.3 million at September 30, 2008, with a weighted average maturity of 38.5 months.  The Company originated $17.2 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2009, as compared to $16.2 million during the same period of the prior year.  At September 30, 2009, adjustable-rate home equity lines of credit totaled $11.7 million, as compared to $8.7 million at September 30, 2008.  At September 30, 2009, the Company’s investment portfolio had a weighted-average life of 3.9 years, compared to 5.3 years at September 30, 2008.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2009, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$48,848	$(1,771)	-3%	10.96%	0.18%
+200	49,837	(782)	-2%	11.00%	0.22%
+100	50,649	30	0%	10.98%	0.20%
NC	50,619	-	-	10.78%	-
-100	47,343	(3,276)	-6%	9.97%	-0.81%
-200	45,071	(5,548)	-11%	9.44%	-1.34%
-300	45,217	(5,402)	-11%	9.39%	-1.39%

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

The Bank’s Board of Directors (the “Board”) is responsible for reviewing the Bank’s asset and liability policies. The Board’s Asset/Liability Committee meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Board with respect to the Bank’s asset and liability goals and strategies.

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2009, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2009 thru 7/31/2009	-	-	-	-
8/1/2009 thru 8/31/2009	-	-	-	-
9/1/2009 thru 9/30/2009	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

(1)	The election of the following nominees as directors of the Company:

(a)	Mr. Steffens:
	VOTES	FOR	WITHHELD	ABSTAIN
	1,860,133	1,848,274	5,847	6,012

(b)	Mr. Smith:
	VOTES	FOR	WITHHELD	ABSTAIN
	1,860,133	1,844,773	9,348	6,012

(c)	Mr. Bagby:
	VOTES	FOR	WITHHELD	ABSTAIN
	1,860,133	1,842,774	11,347	6,012

(2)	Approval of the advisory (non-binding) resolution to approve our executive compensation; and
	VOTES	FOR	AGAINST	ABSTAIN
	1,860,133	1,812,199	20,180	27,754

(3)	The ratification of the appointment of BKD, LLP as the Company’s independent auditors for the fiscal year ending June 30, 2010:
	VOTES	FOR	AGAINST	ABSTAIN
	1,860,133	1,838,432	5,900	15,801

Item 5 - Other Information

None

Item 6 – Exhibits

(a)	Exhibits
(3) (a)                Certificate of Incorporation of the Registrant+
(3) (b)                Bylaws of the Registrant+
(4)                          Form of Stock Certificate of Southern Missouri Bancorp++
10	Material Contracts
(a)       Registrant’s Stock Option Plan+++
(b)       Southern Missouri Savings Bank, FSB Management Recognition and Development Plans+++
(c)       Employment Agreements
(i)	Greg A. Steffens*
(d)	Director’s Retirement Agreements
(ii)	Samuel H. Smith**
(iii)	Sammy A. Schalk***
(iii)	Ronnie D. Black***
a.	L. Douglas Bagby***
b.	Rebecca McLane Brooks****
c.	Charles R. Love****
d.	Charles R. Moffitt****
e.	Dennis Robison*****
(e)       Tax Sharing Agreement***
        31                  Rule 13a-14(a) Certification
        32                  Section 1350 Certification

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++	Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 13, 2009	/s/ Samuel H. Smith
Samuel H. Smith
Chairman of the Board of Directors

Date: November 13, 2009	/s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and Accounting Officer)