Form 10-Q
period 2009-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2010-02-16
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at Feb. 16, 2010
Common Stock, Par Value $.01	2,087,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009, AND JUNE 30, 2009

	December 31, 2009	June 30, 2009
	(unaudited)
Cash and cash equivalents	$31,230,001	$8,074,465
Interest-bearing time deposits	1,288,000	-
Total cash equivalents	32,518,001	8,074,465
Available for sale securities	63,449,158	60,177,992
Stock in FHLB of Des Moines	3,365,800	4,592,300
Stock in Federal Reserve Bank of St. Louis	583,000	-
Loans receivable, net of allowance for loan losses of $4,270,131 and $4,430,210 at December 31, 2009, and June 30, 2009, respectively

	402,504,902	368,555,962
Accrued interest receivable	3,028,398	2,650,161
Premises and equipment, net	9,413,791	8,135,092
Bank owned life insurance – cash surrender value	7,701,489	7,563,855
Intangible assets, net	1,750,442	1,582,645
Prepaid expenses and other assets	8,533,581	4,564,164
Total assets	$532,848,562	$465,896,636

Deposits	$397,397,107	$311,955,468
Securities sold under agreements to repurchase	29,361,189	23,747,557
Advances from FHLB of Des Moines	52,500,000	78,750,000
Accounts payable and other liabilities	1,405,956	1,229,187
Accrued interest payable	858,383	989,086
Subordinated debt	7,217,000	7,217,000
Total liabilities	488,739,635	423,888,298

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,404,848	9,388,815

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,355,376	16,344,725
Retained earnings	31,544,342	29,947,297
Treasury stock of 869,250 shares at December 31, 2009, and June 30, 2009, at cost	(13,994,870)	(13,994,870)
Accumulated other comprehensive income - AFS securities	583,790	106,930
Accumulated other comprehensive income - FAS 158	9,079	9,079
Total stockholders’ equity	44,596,572	42,008,338

Total liabilities and stockholders’ equity	$532,848,562	$465,896,636

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
INTEREST INCOME:
Loans	$6,136,721	$5,734,137	$12,334,845	$11,523,631
Investment securities	279,077	159,671	509,963	336,480
Mortgage-backed securities	452,432	399,776	901,288	754,200
Other interest-earning assets	25,570	10,332	43,865	32,080
Total interest income	6,893,800	6,303,916	13,789,961	12,646,391

INTEREST EXPENSE:
Deposits	2,005,338	1,808,640	3,860,885	3,642,271
Securities sold under agreements to repurchase	53,028	52,526	103,253	142,015
Advances from FHLB of Des Moines	734,900	884,732	1,592,500	1,746,942
Subordinated debt	56,010	99,819	117,160	203,478
Total interest expense	2,849,276	2,845,717	5,673,798	5,734,706

NET INTEREST INCOME	4,044,524	3,458,199	8,116,163	6,911,685

PROVISION FOR LOAN LOSSES	310,000	200,000	520,000	600,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,734,524	3,258,199	7,596,163	6,311,685

NONINTEREST INCOME:
Customer service charges	350,476	305,252	690,483	656,345
Loan late charges	51,325	39,530	101,585	75,122
Increase in cash surrender value of bank owned life insurance	68,819	67,775	137,634	139,409
AFS securities losses due to other-than-temporary-impairment	-	(375,000)	-	(678,973)
Other	320,494	202,774	565,586	384,082
Total noninterest income	791,114	240,331	1,495,288	575,985

NONINTEREST EXPENSE:
Compensation and benefits	1,623,026	1,188,324	3,122,919	2,372,901
Occupancy and equipment, net	441,967	391,469	919,409	746,476
DIF deposit insurance premium	147,925	79,228	268,959	90,762
Professional fees	91,759	67,103	175,721	111,968
Advertising	66,075	70,532	142,924	103,454
Postage and office supplies	95,935	66,280	201,439	144,053
Amortization of intangible assets	73,035	63,814	142,996	127,629
Other	394,862	279,585	1,142,915	546,465
Total noninterest expense	2,934,584	2,206,335	6,117,282	4,243,708

INCOME BEFORE INCOME TAXES	1,591,054	1,292,195	2,974,169	2,643,962

INCOME TAXES	427,900	404,500	621,300	829,500

NET INCOME	1,163,154	887,695	2,352,869	1,814,462
Less: effective dividend on preferred shares	127,445	34,486	254,783	34,486
Net income available to common shareholders	$1,035,709	$853,209	$2,098,086	$1,779,976

Basic earnings per common share	$0.50	$0.40	$1.01	$0.82
Diluted earnings per common share	$0.50	$0.40	$1.01	$0.82
Dividends per common share	$0.12	$0.12	$0.24	$0.24

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008 (Unaudited)

	Six months ended
	December 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$2,352,869	$1,814,462
Items not requiring (providing) cash:
Depreciation	367,339	301,540
MRP and SOP expense	10,652	34,419
AFS losses due to other-than-temporary impairment	-	678,973
Gain on sale of foreclosed assets	(2,858)	(13,474)
Amortization of intangible assets	142,996	127,629
Increase in cash surrender value of bank owned life insurance	(137,634)	(139,409)
Provision for loan losses	520,000	600,000
Net amortization (accretion) of premiums and discounts on securities	106,094	33,470
Deferred income taxes	(328,000)	(136,000)
Changes in:
Accrued interest receivable	(246,646)	(780,554)
Prepaid expenses and other assets	(1,633,332)	56,796
Accounts payable and other liabilities	(271,382)	(133,089)
Accrued interest payable	(191,723)	(348,063)
Net cash provided by operating activities	688,375	2,096,700

Cash flows from investing activities:
Net increase in loans	(19,706,225)	(9,151,576)
Net cash received in acquisitions	9,713,304	-
Proceeds from maturities of available for sale securities	7,842,589	3,610,558
Net redemptions (purchases) of Federal Home Loan Bank stock	1,226,500	(1,268,600)
Net purchases of Federal Reserve Bank of Saint Louis stock	(583,000)	-
Purchases of available-for-sale securities	(8,858,817)	(22,321,825)
Purchases of premises and equipment	(265,375)	(333,154)
Investments in state & federal tax credits	(1,250,000)	(1,263,944)
Proceeds from sale of foreclosed assets	635,320	150,974
Net cash used in investing activities	(11,245,704)	(30,577,567)

Cash flows from financing activities:
Preferred stock issued	-	9,550,000
Net increase (decrease) in demand deposits and savings accounts	51,909,163	(2,599,980)
Net increase (decrease) in certificates of deposits	4,467,862	(3,610,273)
Net increase in securities sold under agreements to repurchase	5,613,632	3,714,238
Proceeds from Federal Home Loan Bank advances	30,950,000	161,475,000
Repayments of Federal Home Loan Bank advances	(57,200,000)	(132,850,000)
Dividends paid on common and preferred stock	(739,792)	(523,057)
Exercise of stock options	-	161,000
Purchases of treasury stock	-	(1,507,755)
Net cash provided by financing activities	35,000,865	33,809,173

Increase in cash and cash equivalents	24,443,536	5,328,306
Cash and cash equivalents at beginning of period	8,074,465	8,022,408

Cash and cash equivalents at end of period	$32,518,001	$13,350,714

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,072,755	$268,000
Conversion of loans to other equipment	140,246	131,341

Cash paid during the period for:
Interest (net of interest credited)	$2,497,279	$2,756,910
Income taxes	722,000	981,405

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and six-month periods ended December 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2009, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2009 and 2008.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Bank (Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

	Fair Value Measurements at December 31, 2009, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government and federal agency obligations	$6,949,263	$-	$6,949,263	$-
Obligations of state and political subdivisions	18,662,462	-	18,662,462	-
Other securities	374,296	-	374,296	-
FHLMC preferred stock	10,680	-	10,680	-
Mortgage-backed securities	37,452,457	-	37,452,457	-

	Fair Value Measurements at June 30, 2009, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government and federal agency obligations	$3,278,708	$-	$3,278,708	$-
Obligations of state and political subdivisions	13,622,695	-	13,622,695	-
Other securities	2,999,656	-	2,999,656	-
FHLMC preferred stock	7,920	-	7,920	-
Mortgage-backed securities	40,269,013	-	40,269,013	-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at December 31, 2009.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2009:

	Fair Value Measurements at December 31, 2009, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,830,308	$-	$-	$3,830,308
Foreclosed and repossessed assets held for sale	150,000	-	-	150,000

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

The estimated methodologies used, the estimated fair values, and the recorded book balances at December 31, 2009 and June 30, 2009, were as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$31,230	$31,230	$8,074	$8,074
Interest-bearing time deposits	1,288	1,380	-	-
Available for sale investment securities	63,449	63,449	60,178	60,178
Stock in FHLB	3,366	3,366	4,592	4,592
Stock in Federal Reserve Bank of St. Louis	583	583	-	-
Loans receivable, net	402,505	405,988	368.556	374,328
Accrued interest receivable	3,028	3,028	2,650	2,650
Financial liabilities
Deposits	397,397	399,058	311,955	313,059
Securities sold under agreements to repurchase	29,361	29,361	23,748	23,748
Advances from FHLB	52,500	55,904	78.750	82,510
Accrued interest payable	859	859	989	989
Subordinated debt	7,217	7,217	7,217	7,217
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents and interest-bearing time deposits are valued at their carrying amounts, which approximates book value.  Fair values of available for sale securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.  Stock in FHLB and the Federal Reserve Bank of St. Louis is valued at cost, which approximates fair value.  Fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying amounts of accrued interest approximate their fair values.

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

Note 3:  Securities

Available for sale securities are summarized as follows at estimated fair value:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$6,923,238	$69,988	$(43,963)	$6,949,263
Obligations of state and political subdivisions	18,094,179	582,979	(14,696)	18,662,462
Other securities	1,764,927	13,844	(1,404,475)	374,296
FHLMC preferred stock	-	10,680	-	10,680
Mortgage-backed securities	35,740,194	1,712,539	(276)	37,452,457
Total investments and mortgage-backed securities	$62,522,538	$2,390,030	$(1,463,410)	$63,449,158

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government and federal agency obligation	$3,216,975	$61,733	$-	$3,278,708
Obligations of state and political subdivisions	13,512,789	212,308	(102,402)	13,622,695
Other securities	4,264,409	-	(1,264,753)	2,999,656
FHLMC preferred stock	-	7,920	-	7,920
Mortgage-backed securities	39,014,119	1,263,681	(8,787)	40,269,013
Total investments and mortgage-backed securities	$60,008,292	$1,545,642	$(1,375,942)	$60,177,992

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$1,352,295	$1,386,198
After one year but less than five years	130,000	145,824
After five years but less than ten years	4,269,972	4,341,709
After ten years	21,030,077	20,122,970
Total investment securities	26,782,344	25,996,701
Mortgage-backed securities	35,740,194	37,452,457
Total investments and mortgage-backed securities	$62,522,538	$63,449,158

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.

	December 31, 2009
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government and federal agency obligations	$2,053,072	$43,963	$-	$-	$2,053,072	$43,963
Obligations of state and political subdivisions	2,294,254	14,696	-	-	2,294,254	14,696
Other securities	-	-	114,388	1,404,475	114,388	1,404,475
Mortgage-backed securities	19,291	29	31,736	247	51,027	276
Total investments and mortgage-backed securities	$4,366,617	$58,688	$146,124	$1,404,722	$4,512,741	$1,463,410

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

Other securities.  At September 30, 2009, there were four pooled trust preferred securities with a fair value of $114,000 and unrealized losses of $1.4 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  The December 31, 2009 cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of these securities.  The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these securities included a range of default rates from 4.9% to 9.6% for the 2010 calendar year, 0.25% to 3.9% for calendar year 2011, and 0.25% to 0.5% thereafter.  Recoveries are assumed at a 15% to 20% rate, following a two-year lag.  The projections assume that the securities will realize no recovery on defaulted participants, and 15% to 20% recoveries on deferred securities.  No prepayments are assumed.  Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2009.

At December 31, 2008, analysis of the fourth trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The discounted cash flow was based on anticipated default and recovery rates, amounts of prepayments, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security.  This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter of fiscal 2009, and for the twelve months ended June 30, 2009.  At December 31, 2009, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security, though interest payments have been deferred on the security. The Company’s assumptions for this security included default rates of 15% for calendar year 2010, 6% for calendar year 2011, and 0.5% thereafter; for participants that have already defaulted, no recovery is assumed, while participants that have deferred are assumed to default with a 20% recovery following a two-year lag.  Future defaults are assumed to provide a 10% recovery after a two-year lag.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2009.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month periods ended December 31, 2009 and 2008.

	Accumulated Credit Losses
	Six Month Period
	Ended December 31,
	2009	2008
Credit losses on debt securities held
Beginning of period	$375,000	$-
Additions related to OTTI losses not previously recognized	-	375,000
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans

Loans are summarized as follows:

	December 31,	June 30,
	2009	2009
Real Estate Loans:
Conventional	$160,685,414	$155,490,317
Construction	26,579,783	23,531,528
Commercial	113,688,252	97,160,828
Consumer loans	27,210,503	23,141,738
Commercial loans	89,188,522	89,065,652
	417,352,474	388,390,063
Loans in process	(10,690,883)	(15,511,237)
Deferred loan fees, net	113,442	107,346
Allowance for loan losses	(4,270,131)	(4,430,210)
Total loans	$402,504,902	$368,555,962

In the July 2009 SBOC acquisition, the Company obtained loans that had been carried by SBOC at a book value of $16.2 million; the loans were recorded at a $1.1 million fair value discount.  Included in that figure is a $1.0 million fair value discount related to $3.9 million in loans that were deemed impaired at acquisition and accounted for in accordance with SOP 03-3; the $1.0 million fair value discount related to the SOP 03-3 loans is not accretable.  None of the $1.1 million fair value discount is included in the Company’s $4.3 million allowance for loan losses.

Note 5:  Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2009	2009

Non-interest bearing accounts	$25,297,428	$21,303,646
NOW accounts	88,776,913	65,114,474
Money market deposit accounts	7,267,618	6,632,987
Savings accounts	86,398,729	58,598,085
Certificates	189,656,419	160,306,276
Total deposits	$397,397,107	$311,955,468

Note 6:  Comprehensive Income

The Company’s comprehensive income for the three- and six-month periods ended December 31, 2009 and 2008, was as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$1,163,154	$887,695	$2,352,869	$1,814,462
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(407,541)	639,428	755,086	412,158
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	1,929	-	1,834	-
Tax benefit (expense)	150,077	(236,589)	(280,060)	(152,499)
Total other comprehensive income (loss)	(255,535)	402,839	476,860	259,659
Comprehensive income	$907,619	$1,290,534	$2,829,729	$2,074,121

Note 7:  Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted earnings per common share for the three- and six-month periods ended December 31, 2009 and 2008.

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income	$1,163,154	$887,695	$2,352,869	$1,814,462
Dividend payable on preferred stock	127,445	34,486	254,783	34,486
Net income available to common shareholders	$1,035,709	$853,209	$2,098,086	$1,779,976

Average Common shares – outstanding basic	2,083,382	2,129,827	2,083,376	2,163,534
Stock options under treasury stock method	2,993	681	2,825	197
Average Common share – outstanding diluted	2,086,375	2,130,508	2,086,201	2,163,731

Basic earnings per common share	$0.50	$0.40	$1.01	$0.82
Diluted earnings per common share	$0.50	$0.40	$1.01	$0.82

The Company had 189,800 and 184,800 stock options and warrants outstanding at December 31, 2009 and 2008, respectively, with a grant price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.

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

Note 12: Acquisitions

In July 2009, the Company acquired 100% of the outstanding stock of Southern Bank of Commerce (SBOC), headquartered in Paragould, Arkansas.  SBOC was merged into the Company’s existing banking subsidiary, Southern Bank, on July 20, 2009.  The Company acquired SBOC primarily for the purpose of obtaining entry to markets where it believes the Company’s business model will perform well.  The Company paid $600,000 in cash to acquire the target.  At acquisition, SBOC held assets of $29.9 million, including loans of $16.2 million, and held total deposits of $29.1 million.  Based on the acquisition date fair values of the net assets acquired, goodwill of $171,000 was recorded.  A fair value discount was recorded for the acquired loans of $1.1 million, with the loans reported in the financial statements at a fair value of approximately $15 million.  Of the fair value discount, $1.0 million relates to impaired loans accounted for in accordance with SOP 03-3; as such, the discount will not be accreted.  A core deposit intangible asset of $184,000 was recognized on the transaction; the Company anticipates amortizing this amount over five years, using the straight-line method.

Note 13: Subsequent Events

Subsequent events have been evaluated through February 15, 2010, which is the date the financial statements were issued.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at December 31, 2009, and the results of operations for the three- and six-month periods ended December 31, 2009 and 2008, respectively.

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

During the first six months of fiscal 2009, we grew our balance sheet by $67.0 million; this growth was partially due to the July 2009 acquisition of Southern Bank of Commerce (SBOC).  In that acquisition, the Company acquired loans at a fair value of approximately $15 million; cash, cash equivalents, and investments of approximately $12 million; and deposits of $29 million. Total growth for the six-month period reflected a $34.0 million increase in net loans; a $3.3 million increase in available-for-sale investments; and a $24.4 million increase in cash and cash equivalents.  Deposits increased $85.4 million, and Federal Home Loan Bank (FHLB) advances decreased $26.3 million.  Growth in loans was primarily comprised of commercial real estate loans, construction loans, and residential real estate loans.  Deposit growth was primarily in certificates of deposit, passbook and statement savings accounts, and interest-bearing checking.

In December 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), which is one component of its Troubled Asset Relief Program (TARP).  The Treasury invested $9.6 million in perpetual preferred stock carrying a dividend of 5% for the first five years, increasing to 9% thereafter.  The Treasury Department created the CPP with the intention of building capital at healthy U.S. financial institutions in order to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy.  Since the issuance of the preferred stock to the Treasury, the Company has increased loan balances by approximately $53 million.  The increase in loans was partially due to the SBOC acquisition.  The acquired bank was a small, troubled institution headquartered in Paragould, Arkansas, which had significantly reduced lending activity in recent periods.  The Company believes that it can increase credit availability in the communities in which SBOC was located.  Additionally, the Company has contributed to the accomplishment of Treasury’s objective by leveraging the investment to support the purchase of U.S. government agency mortgage backed securities and municipal debt, helping to improve the availability of credit in two distressed markets.  Since the preferred stock issuance, the Company has increased its securities portfolio balance by $25 million.  Much of these securities purchases would not likely have been made by the Company, absent the Treasury investment.  Including both securities and direct loans, the Company has increased its investment in credit markets by $78 million since the preferred stock issuance.

Net income for the first six months of fiscal 2010 increased 29.7% to $2.4 million, as compared to $1.8 million earned during the same period of the prior year.  After accounting for preferred stock dividends of $255,000 in the first six months of the fiscal year, net earnings available to common shareholders increased 17.9%, to $2.1 million.  The increase in net income compared to the year-ago period was primarily due to the inclusion in the prior period’s results of other-than-temporary impairment (OTTI) charges of $679,000, with no corresponding charges in the current period, and a $220,000 reduction in income tax provisions in the current period due to $258,000 in tax benefits resulting from the July SBOC acquisition.  Compared to the same period of the prior year, net interest income was up $1.2 million, or 17.4%, due to increased interest-earning balances and a relatively stable net interest margin; non interest income was up $919,000, or 159.6%, due primarily to the prior period OTTI charges noted above; and loan loss provisions were down $80,000, or 13.3%.  These improvements were mostly offset by a 44.1% increase in noninterest expense, primarily the result of expenses related to the SBOC acquisition and the subsequent operation of additional branches in new markets.  Diluted earnings per common share for the first six months of fiscal 2010 were $1.01, as compared to $0.82 for the first six months of fiscal 2009.

Short-term market rates fell slightly during the first six months of fiscal 2010, following an already substantial decline over the prior two fiscal years; medium- and long-term rates increased, and the curve remained quite steep, relative to recent norms – the steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries – those purchases are expected to end in the first calendar quarter of 2010.  From July 1, 2009, to December 31, 2009, the six-month treasury bill rate declined 15 basis points (to yield 0.20%); the two-year treasury note increased four basis points (to yield 1.14%); and the ten-year treasury bond increased 32 basis points (to yield 3.85%).  The yield curve was generally steeper for the first six months of the fiscal year, but was less volatile than in our prior two fiscal years.  In this rate environment, our net interest margin decreased three basis points when comparing the first six months of fiscal 2010 to the same period of the prior year, due primarily to special promotional rates offered in our new Arkansas markets and larger average cash holdings resulting from strong deposit growth.

The Company’s net income is also affected by the level of its non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, deposit insurance assessments, advertising, postage and office expenses, insurance, professional fees, and other general operating expenses.  During the six-month period ended December 31, 2009, non-interest income increased 159.6% compared to the same period of the prior fiscal year, primarily due to OTTI charges, noted above, incurred in the same period of the prior year, with no similar charges during the six-month period ended December 31, 2009.  Excluding those charges, non-interest income would have increased 19.2%, attributable to increased debit card activity, secondary market loan sale income, loan late charges, and NSF charges.  Non-interest expense increased for the six-month period ended December 31, 2009, by 44.1%, compared to the same period of the prior fiscal year, primarily due to increased compensation and benefits (resulting primarily from additional compensation related to the SBOC acquisition); higher occupancy and data processing charges (again, due primarily to the SBOC acquisition); charges to write down the book value of fixed assets; increased deposit insurance assessments (primarily the result of base assessment rate increases by the FDIC); charges for electronic banking and third-party fees for deposit products; increased advertising and legal and professional fees; and higher expenses and losses relating to foreclosed and repossessed property.

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

		Unrealized	Estimated	S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$10,680	$10,680	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(118,183)	6,817	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	477,871	(416,631)	61,240	BB-	Ba2
Trapeza CDO XIII, Ltd., class B	479,880	(468,364)	11,516	NR	Caa3
Preferred Term Securities XXIV, Ltd., class B1	436,111	(401,296)	34,815	NR	Caa3
Totals	$1,518,862	$(1,393,794)	$125,068

The Company determined the amount of OTTI charges to record on the Freddie Mac Preferred Stock based on quoted market prices, and on the Trapeza IV CDO based on the estimated present value of expected cash flows on the instruments, discounted using a current market rate on such securities.  The Trapeza IV CDO is receiving principal in kind (PIK), in lieu of cash payments, and is treated by the Company as a non-accrual asset.  The Preferred Term Securities XXIV Class B1 and Trapeza XIII Class B CDOs are also receiving PIK, but are not treated as non-accrual assets, as a full recovery of principal and interest is anticipated, based on a review of the terms of the obligation and the financial strength of the underlying firms.  For the Trapeza XIII class A2A CDO, the Company expects to receive principal and interest in full without a material change in the scheduled interest payments, based on a review of the terms of the obligation and the financial strength of the underlying firms.

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

Comparison of Financial Condition at December 31, 2009, and June 30, 2009

The Company’s total assets increased by $67.0 million, or 14.4%, to $532.8 million at December 31, 2009, as compared to $465.9 million at June 30, 2009.  Loans, net of the allowance for loan losses, increased $34.0 million, or 9.2%, to $402.5 million at December 31, 2009, as compared to $368.5 million at June 30, 2009.  Loan growth was partially due to the approximately $15 million fair value in loans acquired in the SBOC acquisition.  In total, commercial real estate loans grew $16.5 million, construction loans grew $7.9 million, residential real estate loans grew $5.2 million, and consumer loans were up $4.1 million; commercial operating and equipment loans were relatively unchanged as agricultural loans saw seasonal paydowns.  Available-for-sale investment balances increased by $3.3 million, or 5.4%, to $63.4 million, as compared to $60.2 million at June 30, 2009.  Cash and equivalents increased $24.4 million, from $8.1 million at June 30, 2009, to $32.5 million, at December 31, 2009.  The increase was attributed to strong deposit growth, additional liquidity obtained through the SBOC acquisition, and higher required reserves resulting from transaction account growth.

Asset growth during the first six months of fiscal 2010 has been funded with deposit growth, which totaled $85.4 million, or 27.4%, bringing deposit balances to $397.4 million at December 31, 2009, as compared to $312.0 million at June 30, 2009.  The increase in deposits was due in part to deposits acquired in the SBOC acquisition of approximately $29 million.  Growth was also attributed to continued strong growth in the Company’s reward checking product and promotion of special high-rate savings accounts in the Company’s new Arkansas markets.  In total, the increase reflected growth of $29.4 million in certificates of deposit, a $27.8 million increase in passbook and statement savings, and a $23.7 million increase in interest-bearing checking accounts.  Certificate of deposit growth included $3.1 million in new brokered CD funds, acquired primarily because of the Company’s participation in a reciprocal brokered deposit service.  Public unit deposits were up $5.8 million, as the Company established a significant new relationship with an area municipality.  Net retail, non-brokered deposits were up $76.6 million.  Of the $29 million in deposits acquired from SBOC, approximately $5 million was public unit and brokered funds, meaning that organic growth in retail, non-brokered deposits was approximately $72 million in the first six months of fiscal 2010.  As a result of strong deposit growth and redeployment of cash and cash equivalents acquired in the SBOC acquisition, the Company reduced FHLB borrowings, which were down $26.3 million, or 33.3%, to $52.5 million at December 31, 2009, as compared to $78.8 million at June 30, 2009.  Securities sold under agreements to repurchase totaled $29.4 million at December 31, 2009, an increase of $5.6 million, or 23.6%, compared to $23.7 million at June 30, 2009, partially due to seasonal balance fluctuations with several public unit accounts.

Total stockholders’ equity increased $2.1 million, or 5.0%, to $44.1 million at December 31, 2009, as compared to $42.0 million at June 30, 2009.  The increase was due to retention of net income and an increase in the market value of the Company’s available-for-sale investment portfolio, net of tax, partially offset by cash dividends paid on common and preferred shares.

Average Balance Sheet for the Three- and Six-Month Periods Ended December 31, 2009 and 2008

The tables below and on the following page present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and six-month periods ending December 31, 2009 and 2008.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended December 31, 2009			Three-month period ended December 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$284,140,434	$4,436,153	6.25	$251,367,563	$4,209,253	6.70
Other loans (1)	119,186,750	1,700,568	5.71	103,076,030	1,524,884	5.92
Total net loans	403,327,184	6,136,721	6.10	354,443,593	5,734,137	6.47
Mortgage-backed securities	36,686,502	452,432	4.93	32,312,440	399,776	4.95
Investment securities (2)	28,609,152	279,077	3.90	18,057,845	159,671	3.54
Other interest earning assets	26,212,800	25,570	0.39	5,745,215	10,332	0.72
Total interest earning assets (1)	494,835,638	6,893,800	5.58	410,559,093	6,303,916	6.14
Other noninterest earning assets (3)	27,113,781	-		24,780,987	-
Total assets	$521,949,419	$6,893,800		$435,340,080	$6,303,916

Interest bearing liabilities:
Savings accounts	$77,345,656	$311,527	1.61	$64,796,101	$326,194	2.01
NOW accounts	79,866,322	476,689	2.47	42,999,550	202,129	1.88
Money market deposit accounts	6,371,321	22,825	1.43	6,407,373	23,601	1.47
Certificates of deposit	193,507,694	1,194,297	2.47	146,287,148	1,256,716	3.44
Total interest bearing deposits	357,090,993	2,005,338	2.25	260,490,172	1,808,640	2.78
Borrowings:
Securities sold under agreements to repurchase	24,486,870	53,028	0.87	24,110,814	52,526	0.87
FHLB advances	62,466,033	734,900	4.71	84,841,304	884,732	4.17
Subordinated debt	7,217,000	56,010	3.10	7,217,000	99,819	5.53
Total interest bearing liabilities	451,260,896	2,849,276	2.52	376,659,290	2,845,717	3.02
Noninterest bearing demand deposits	25,682,469	-		24,426,808	-
Other noninterest bearing liabilities	1,144,084	-		1,133,714	-
Total liabilities	478,087,449	2,849,276		402,219,812	2,845,717
Stockholders’ equity	43,861,970	-		33,120,268	-
Total liabilities and stockholders' equity	$521,949,419	$2,849,276		$435,340,080	$2,845,717

Net interest income		$4,044,524			$3,458,199

Interest rate spread (4)			3.06			3.12
Net interest margin (5)			3.27			3.37

Ratio of average interest-earning assets to average interest-bearing liabilities	109.66%			109.00%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.4 million and $7.7 million, respectively, for the three-month period ending December 31, 2009, as compared to $8.2 million and $7.4 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended December 31, 2009			Six-month period ended December 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$279,635,131	$8,827,843	6.31	$248,237,472	$8,353,731	6.73
Other loans (1)	120,346,765	3,507,002	5.83	103,748,862	3,169,900	6.11
Total net loans	399,981,896	12,334,845	6.19	351,986,334	11,523,631	6.55
Mortgage-backed securities	37,439,868	901,288	4.81	30,310,641	754,200	4.98
Investment securities (2)	26,443,113	509,963	3.86	17,624,941	336,480	3.82
Other interest earning assets	18,000,060	43,865	0.49	5,580,958	32,080	1.15
Total interest earning assets (1)	481,864,937	13,789,961	5.74	405,502,874	12,646,391	6.24
Other noninterest earning assets (3)	27,275,973	-		22,690,738	-
Total assets	$509,140,910	$13,789,961		$428,193,612	$12,646,391

Interest bearing liabilities:
Savings accounts	$69,025,070	$495,101	1.43	$67,603,440	$721,260	2.13
NOW accounts	75,320,454	895,554	2.38	39,476,033	322,044	1.63
Money market deposit accounts	5,815,216	39,167	1.35	7,709,289	60,979	1.58
Certificates of deposit	190,393,330	2,431,063	2.55	147,568,287	2,537,988	3.44
Total interest bearing deposits	340,554,070	3,860,885	2.27	262,357,049	3,642,271	2.78
Borrowings:
Securities sold under agreements to repurchase	24,584,433	103,253	0.84	22,729,678	142,015	1.25
FHLB advances	66,898,778	1,592,500	4.76	79,864,674	1,746,942	4.37
Subordinated debt	7,217,000	117,160	3.25	7,217,000	203,478	5.64
Total interest bearing liabilities	439,254,281	5,673,798	2.58	372,168,401	5,734,706	3.08
Noninterest bearing demand deposits	24,943,833	-		22,754,712	-
Other noninterest bearing liabilities	1,658,410	-		1,264,280	-
Total liabilities	465,856,524	5,673,798		396,187,393	5,734,706
Stockholders’ equity	43,284,386	-		32,006,219	-
Total liabilities and stockholders' equity	$509,140,910	$5,673,798		$428,193,612	$5,734,706

Net interest income		$8,116,163			$6,911,685

Interest rate spread (4)			3.16			3.16
Net interest margin (5)			3.38			3.41

Ratio of average interest-earning assets to average interest-bearing liabilities	109.70%			108.96%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.3 million and $7.6 million, respectively, for the six-month period ending December 31, 2009, as compared to $8.2 million and $7.3 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2009 and 2008

General.  Net income for the three- and six-month periods ended December 31, 2009, was $1.2 million and $2.4 million, respectively.  After preferred dividends of $127,000 and $255,000, respectively, paid in the three- and six-month periods, net income available to common shareholders was $1.0 million and $2.1 million, respectively, increases of $318,000, or 21.4%, and $183,000, or 17.9%, respectively, as compared to $853,000 and $1.8 million, respectively, in net income available to common shareholders in the same periods of the prior fiscal year.  Basic and diluted net income available to common shareholders for the three- and six-month periods ended December 31, 2009, was $1.01 and $0.50, respectively, compared to $0.82 and $0.40, respectively, for the same periods of fiscal 2009.  Our annualized return on average assets for the three- and six-month periods ended December 31, 2009, was 0.89% and 0.92%, respectively, compared to 0.82% and 0.85%, respectively, for the same periods of the prior fiscal year.  Our return on average common stockholders’ equity for the three and six-month periods ended December 31, 2009, was 12.0% and 12.4%, respectively, compared to 11.2% and 11.6%, respectively, in the same periods of the prior fiscal year.

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2009, was $4.0 million and $8.1 million, respectively, increases of $587,000, or 17.0%, and $1.2 million, or 17.4%, as compared to the same periods of the prior fiscal year.  The increases reflected our growth initiatives, including the SBOC acquisition, which resulted in 20.5% and 18.8% increases, respectively, in the average balances of interest-earning assets (and 19.8% and 18.0% increases, respectively, in interest-bearing liabilities), for the three- and six-month periods ended December 31, 2009, compared to the same periods of the prior fiscal year.  Our average interest rate spread for the three- and six-month periods ended December 31, 2009, was 3.06% and 3.16%, respectively, as compared to 3.12% and 3.16%, respectively, for the same periods of the prior fiscal year.  Our net interest margin for the three- and six-month periods ended December 31, 2009, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.27% and 3.38%, respectively, compared to 3.37% and 3.41%, respectively, in the same periods of the prior fiscal year.  The six-basis point decrease in interest rate spread for the three-month period resulted from a 56 basis point decrease in the average yield on interest-earning assets, partially offset by a 50 basis point decrease in the average cost of interest-bearing liabilities – the decline in our interest rate spread was attributed primarily to larger cash balances, earning relatively low rates, and promotional deposit products, paying relatively high rates; the Company partially offset these factors by relying to a lesser extent on longer-term FHLB advances, for which the Company has typically paid higher rates.  For the six-month period, our interest rate spread was unchanged due to a 50 basis point decrease in both the yield on interest-earning assets and the cost of interest-bearing liabilities.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2009, was $6.9 million and $13.8 million, respectively, increases of $590,000, or 9.4%, and $1.1 million, or 9.0%, respectively, compared to the amounts earned in the same periods of the prior fiscal year. The improvements were due to the increases of $84.3 million, or 20.5%, and $76.4 million, or 18.8%, respectively, in the average balance of interest-earning assets for the three- and six-month periods ended December 31, 2009, as compared to the same periods of the prior year, partially offset by 56 and 50 basis point decreases, respectively, in the average interest rate earned.  For the three- and six-month periods ended December 31, 2009, the average interest rate on interest-earning assets was 5.58% and 5.74%, respectively, as compared to 6.14% and 6.24%, respectively, for the same periods of the prior fiscal year.

Interest Expense.  Total interest expense for the three-month period ended December 31, 2009, was $2.8 million, an increase of $4,000, or 0.1%, as compared to the same period of the prior fiscal year; for the six-month period ended December 31, 2009, total interest expense was $5.7 million, a decrease of $61,000, or 1.1%, compared to the same period of the prior fiscal year.  The increase for the three-month period was due to the $67.1 million, or 18.0% increase in interest-bearing liabilities, partially offset by a 50 basis point decrease in the average cost of those liabilities, compared to the same period of the prior fiscal year; for the six-month period ended December 31, 2009, the decrease was due to a 50 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $74.6 million, or 19.8%, increase in the amount of those interest-bearing liabilities.  For the three- and six-month periods ended December 31, 2009, the average interest rate on interest-bearing liabilities was 2.52% and 2.58%, respectively, as compared to 3.02% and 3.08%, respectively, for the same periods of the prior fiscal year.

Provisions for Loan Losses.  Provisions for loan losses for the three- and six month periods ended December 31, 2009, were $310,000 and $520,000, respectively, as compared to $200,000 and $600,000, respectively, for the same periods of the prior fiscal year.  The increase for the three-month period and decrease for the six-month period was due to management’s recurring analysis of the loan portfolio and the allowance for loan losses, which indicated provisions required to maintain the allowance at the necessary level indicated by the analysis.  In fiscal year 2008 and 2009, respectively, provisions totaled 34 and 29 basis points as a percentage of average loans outstanding, compared to net charge offs of ten basis points in fiscal 2009, and net recoveries of three basis points in fiscal 2008.  By comparison, annualized provisions in the fiscal year to date totaled 26 basis points, while annualized net charge offs totaled five basis points.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three- and six-month periods ended December 31, 2009, was $791,000 and $1.5 million, respectively, increases of $551,000, or 229.2%, and $919,000, or 159.6%, respectively, as compared to the same periods of the prior fiscal year.  The increases were primarily due charges of $375,000 and $679,000, respectively, in the same periods of the prior fiscal year incurred to recognize the other-than-temporary impairment (“OTTI”) of some available-for-sale investments (see “Executive Summary”).  Outside those charges, noninterest income would have increased 28.6% and 19.2%, respectively, for the three- and six-month periods ended December 31, 2009, as compared to the same periods of the prior fiscal year, attributable to increased debit card activity, secondary market loan sale income, loan late charges, and NSF charges.

Non-interest Expense.  Non-interest expense for the three- and six-month periods ended December 31, 2009, was $2.9 million and $6.1 million, respectively, increases of $728,000, or 33.0%, and $1.9 million, or 44.1%, as compared to the same periods of the prior fiscal year.  The increase for the three-month period was attributed to increased compensation and benefits, increased deposit insurance assessments, higher occupancy and data processing charges, charges for electronic banking and third-party fees for deposit products, and increased legal and professional fees.  For the six-month period, the increase was attributed to increased compensation and benefits, higher occupancy and data processing charges, charges to write down the book value of fixed assets, increased deposit insurance assessments, charges for electronic banking and third-party fees for deposit products, increased advertising and legal and professional fees, and higher expenses and losses relating to foreclosed and repossessed property.  Compensation increases were attributed to the addition of personnel related to the SBOC acquisition, the addition of other key personnel, and general increases in compensation levels.  Occupancy and data processing increases were primarily due to the addition and operation of four additional branch locations in Arkansas.  Charges to write down the book value of fixed assets resulted from a decision to write down the value of land previously held for future expansion to a figure likely to be realized on a pending negotiated sale and charges to write off obsolete furniture and equipment.  Deposit insurance assessment increases were attributed to industry-wide base assessment rate increases by the FDIC.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 60.7% and 63.6%, respectively, for the three- and six-month periods ended December 31, 2009, as compared to 59.7% and 56.7%, respectively, for the same periods of the prior fiscal year.

Income Taxes.  Provisions for income taxes for the three-month period ended December 31, 2009, were $428,000, an increase of $23,000, or 5.7%, as compared to the $405,000 in provisions for the same period of the prior fiscal year.  The increase was attributed to an increase in pre-tax income, partially offset by a decline in the effective tax rate.  For the six-month period ended December 31, 2009, provisions were $621,000, a decrease of $208,000, or 25.1%, as compared to the $830,000 in provisions for the same period of the prior fiscal year.  The decrease was due primarily to the recognition of $258,000 in net operating loss carryforward tax benefits resulting from the SBOC acquisition, which were recognized in the current period.  For the three- and six-month periods ended December 31, 2009, our effective tax rate was 26.9% and 20.9%, respectively, as compared to 31.3% and 31.4%, respectively, for the same periods of the prior fiscal year.  Absent the SBOC tax benefits, our effective tax rate would be 29.6% for the fiscal year to date, as compared to 30.9% for fiscal 2009; the decrease is attributed to higher average balances of tax-preferred securities and tax credit investments.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the six months ended December 31, 2009 and 2008:

	Fiscal	Fiscal
	2010	2009
Balance, beginning of period	$4,430,210	$3,567,203
Loans charged off:
Residential real estate	(84,969)	(19,382)
Commercial business	(78,482)	(206,841)
Commercial real estate	-	(10,495)
Consumer	(35,815)	(34,850)
Gross charged off loans	(199,266)	(271,568)
Recoveries of loans previously charged off:
Residential real estate	203	15
Commercial business	4,086	100
Consumer	2,543	4,908
Gross recoveries of charged off loans	6,832	5,023
Net charge offs	(192,434)	(266,545)
Provision charged to expense	520,000	600,000
Reclassification of allowance for loan losses as allowance for credit losses on off-balance sheet credit exposures	(487,645)	-
Balance, end of period	$4,270,131	$3,900,658

Ratio of net charge offs (recoveries) during the period	0.05%	0.08%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $160,000 to $4.3 million at December 31, 2009, from $4.4 million at June 30, 2009; the decrease was due to the reclassification of $488,000 in allowance for loan losses as an allowance for credit losses on off-balance sheet credit exposures (letters of credit and unfunded lines of credit).

At December 31, 2009, the Company had $8.4 million, or 1.6% of total assets, adversely classified ($8.4 million classified “substandard”; none classified “doubtful” or “loss”), as compared to adversely classified assets of $9.7 million, or 2.1% of total assets at June 30, 2009, and $4.9 million, or 1.1% of total assets, adversely classified at December 31, 2008.  The decrease since the end of the prior fiscal year is primarily the result of an upgrade to a loan relationship with a bank holding company, partially offset by the SBOC acquisition, as impaired loans were acquired in the transaction.  The acquired impaired loans had an outstanding balance of $3.9 million at acquisition, and were booked at an estimated fair value of $2.8 million.  Fair value was determined primarily based on estimates regarding underlying collateral value.  At December 31, 2009, these acquired impaired loans had an outstanding balance of $1.7 million, and were recorded on the consolidated financial statements at a $908,000 fair value.  In general, the loans had not deteriorated beyond the fair value estimates recorded at acquisition.  The increase from December 31, 2008, is partially due to the classification of the Company’s investments in pooled trust preferred securities (see “Executive Summary”), in addition to the impaired loans acquired in the SBOC transaction.  Other classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment.  Of our classified loans, the Company had ceased recognition of interest on loans totaling $630,000.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

	12/31/2009	6/30/2009	12/31/2008
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$651,000	$480,000	$184,000
Construction	100,000	-	-
Commercial real estate	381,000	241,000	-
Commercial business	26,000	66,000	-
Consumer	130,000	9,000	-
Total loans past maturity/delinquent 90 days or more and non-accrual loans	1,288,000	796,000	184,000
Non-performing investments	125,000	125,000	-
Foreclosed real estate or other real estate owned	1,351,000	313,000	168,000
Other repossessed assets	104,000	137,000	111,000
Total nonperforming assets	$2,868,000	$1,371,000	$463,000
Percentage nonperforming assets to total assets	0.54%	0.29%	0.10%
Percentage nonperforming loans to net loans	0.32%	0.22%	0.05%

At December 31, 2009, non-performing assets totaled $2.9 million, up from $1.4 million at June 30, 2009, and $463,000 at December 31, 2008.  The increase was attributed primarily to the July 2009 SBOC acquisition.  At December 31, 2009, non-performing loans acquired from SBOC totaled $1.0 million, with a $319,000 fair value adjustment reducing the balance at which these loans are reported in the financial statements to $717,000.  At December 31, 2009, foreclosed real estate reported by the Company included $488,000 obtained as a result of the acquisition of SBOC.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At December 31, 2009, the Company had outstanding commitments to fund approximately $53.4 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, FHLB advances.  At December 31, 2009, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $141.8 million, of which $52.5 million had been advanced (additionally, letters of credit totaling $3.0 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $212.0 million, which means $156.5 million in borrowings remain available, subject to available collateral.  Along with the ability to borrow from the FHLB, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of December 31, 2009, and June 30, 2009, the Bank met all applicable adequacy requirements.

The FDIC has in place qualifications for banks to be classified as “well-capitalized.”  As of September 30, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized.”  There were no conditions or events since the FDIC notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)	$48,579,000	12.59%	$30,857,000	8.00%	$38,571,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	43,816,000	11.36%	15,428,000	4.00%	23,143,000	6.00%

Tier I Capital (to Average Assets)	43,816,000	8.47%	20,691,000	4.00%	25,863,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Risk-Based Capital (to Risk-Weighted Assets)	$44,699,000	12.98%	$27,557,000	8.00%	$34,446,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	40,388,000	11.72%	13,779,000	4.00%	20,668,000	6.00%

Tier I Capital (to Average Assets)	40,388,000	8.87%	18,215,000	4.00%	22,769,000	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first six months of fiscal year 2010, fixed rate residential loan production totaled $8.8 million, as compared to $8.1 million during the same period of the prior year. At December 31, 2009, the fixed rate residential loan portfolio was $104.4 million with a weighted average maturity of 194 months, as compared to $97.8 million at December 31, 2008, with a weighted average maturity of 208 months.  The Company originated $7.0 million in adjustable-rate residential loans during the six-month period ended December 31, 2009, as compared to $6.8 million during the same period of the prior year.  At December 31, 2009, fixed rate loans with remaining maturities in excess of 10 years totaled $79.4 million, or 19.7% of net loans receivable, as compared to $89.8 million, or 25.6% of net loans receivable at December 31, 2008.  The Company originated $33.5 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2009, as compared to $29.3 million during the same period of the prior year.  At December 31, 2009, the fixed rate commercial and commercial real estate loan portfolio was $124.1 million with a weighted average maturity of 37 months, compared to $112.6 million at December 31, 2008, with a weighted average maturity of 36 months.  The Company originated $28.0 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2009, as compared to $38.3 million during the same period of the prior year.  At December 31, 2009, adjustable-rate home equity lines of credit totaled $12.0 million, as compared to $9.6 million at December 31, 2008.  At December 31, 2009, the Company’s investment portfolio had a weighted-average life of 3.6 years, compared to 6.0 years at December 31, 2008 – the decrease was attributed to improvement in the financial markets, which made early repayment of many instruments more likely.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2009, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$51,177	$(266)	-1%	9.92%	0.36%
+200	52,314	871	2%	9.99%	0.43%
+100	52,793	1,350	3%	9.93%	0.37%
NC	51,443	-	-	9.56%	-
-100	47,703	(3,740)	-7%	8.79%	-0.77%
-200	46,549	(4,894)	-10%	8.51%	-1.05%
-300	47,351	(4,092)	-8%	8.59%	-0.97%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2009, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2009 thru 10/31/2009	-	-	-	-
11/1/2009 thru 11/30/2009	-	-	-	-
12/1/2009 thru 12/31/2009	-	-	-	-
Total	-	-	-	-

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date:	February 16, 2010	/s/ Samuel H. Smith
Samuel H. Smith
Chairman of the Board of Directors

Date:	February 16, 2010	/s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and Accounting Officer)