Form 10-Q
period 2010-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2010-05-17
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2010
Common Stock, Par Value $.01	2,087,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010, AND JUNE 30, 2009

	March 31, 2010	June 30, 2009
	(unaudited)
Cash and cash equivalents	$39,987,169	$8,074,465
Interest-bearing time deposits	1,188,000	-
Total cash equivalents	41,175,169	8,074,465
Available for sale securities	67,366,917	60,177,992
Stock in FHLB of Des Moines	2,920,800	4,592,300
Stock in Federal Reserve Bank of St. Louis	583,100	-
Loans receivable, net of allowance for loan losses of $4,299,526 and $4,430,210 at March 31, 2010, and June 30, 2009, respectively

	396,674,649	368,555,962
Accrued interest receivable	2,520,740	2,650,161
Premises and equipment, net	9,512,420	8,135,092
Bank owned life insurance – cash surrender value	7,768,647	7,563,855
Intangible assets, net	1,677,407	1,582,645
Prepaid expenses and other assets	8,742,567	4,564,164
Total assets	$538,942,416	$465,896,636

Deposits	$411,654,477	$311,955,468
Securities sold under agreements to repurchase	29,043,670	23,747,557
Advances from FHLB of Des Moines	43,500,000	78,750,000
Accounts payable and other liabilities	1,638,256	1,229,187
Accrued interest payable	911,442	989,086
Subordinated debt	7,217,000	7,217,000
Total liabilities	493,964,845	423,888,298

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,413,029	9,388,815

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,361,211	16,344,725
Retained earnings	32,243,256	29,947,297
Treasury stock of 869,250 shares at March 31, 2010 and June 30, 2009, at cost	(13,994,870)	(13,994,870)
Accumulated other comprehensive income - AFS securities	739,504	106,930
Accumulated other comprehensive income - FAS 158	9,079	9,079
Total stockholders’ equity	44,977,571	42,008,338
Total liabilities and stockholders’ equity	$538,942,416	$465,896,636

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
INTEREST INCOME:
Loans	$6,032,795	$5,613,302	$18,367,640	$17,136,933
Investment securities	317,234	163,294	827,197	499,774
Mortgage-backed securities	419,064	510,534	1,320,352	1,264,734
Other interest-earning assets	35,646	2,769	79,511	34,849
Total interest income	6,804,739	6,289,899	20,594,700	18,936,290

INTEREST EXPENSE:
Deposits	2,066,575	1,736,540	5,927,460	5,378,811
Securities sold under agreements to repurchase	64,911	44,959	168,164	186,974
Advances from FHLB of Des Moines	610,648	851,239	2,203,148	2,598,181
Subordinated debt	54,199	81,708	171,359	285,186
Total interest expense	2,796,333	2,714,446	8,470,131	8,449,152

NET INTEREST INCOME	4,008,406	3,575,453	12,124,569	10,487,138

PROVISION FOR LOAN LOSSES	160,000	410,000	680,000	1,010,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,848,406	3,165,453	11,444,569	9,477,138

NONINTEREST INCOME:
Customer service charges	313,919	266,096	1,004,402	922,441
Loan late charges	55,257	40,108	156,842	115,230
Increase in cash surrender value of bank owned life insurance	67,158	67,036	204,792	206,445
AFS securities losses due to other-than-temporary-impairment	-	-	-	(678,973)
Other	276,525	208,818	842,111	592,900
Total noninterest income	712,859	582,058	2,208,147	1,158,043

NONINTEREST EXPENSE:
Compensation and benefits	1,607,635	1,269,556	4,730,554	3,642,457
Occupancy and equipment, net	482,043	400,689	1,401,452	1,147,165
DIF deposit insurance premium	141,491	132,217	410,450	222,979
Professional fees	51,350	70,020	227,071	181,988
Advertising	44,536	50,397	187,460	153,851
Postage and office supplies	96,470	77,163	297,909	221,216
Amortization of intangible assets	73,035	63,814	216,031	191,443
Other	742,777	276,720	1,885,692	823,185
Total noninterest expense	3,239,337	2,340,576	9,356,619	6,584,284

INCOME BEFORE INCOME TAXES	1,321,928	1,406,935	4,296,097	4,050,897

INCOME TAXES	244,900	423,000	866,200	1,252,500

NET INCOME	1,077,028	983,935	3,429,897	2,798,397
Less: effective dividend on preferred shares	127,556	119,375	382,339	153,861
Net income available to common shareholders	$949,472	$864,560	$3,047,558	$2,644,536

Basic net income per common share available to common stockholders	$0.46	$0.42	$1.46	$1.24
Diluted net income per common share available to common stockholders	$0.45	$0.42	$1.45	$1.24
Dividends per common share	$0.12	$0.12	$0.36	$0.36

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Nine months ended
	March 31
	2010	2009
Cash flows from operating activities:
Net income	$3,429,897	$2,798,397
Items not requiring (providing) cash:
Depreciation	533,690	463,741
MRP and SOP expense	16,486	51,801
AFS losses due to other-than-temporary impairment	-	678,973
Gain on sale of foreclosed assets	(1,996)	(18,974)
Amortization of intangible assets	216,031	191,443
Increase in cash surrender value of bank owned life insurance	(204,792)	(206,445)
Provision for loan losses	680,000	1,010,000
Net amortization of premiums and discounts on securities	138,703	74,422
Deferred income taxes	(541,000)	(293,000)
Changes in:
Accrued interest receivable	261,012	(91,396)
Prepaid expenses and other assets	(1,463,280)	110,727
Accounts payable and other liabilities	(103,237)	(34,201)
Accrued interest payable	(138,664)	(182,661)
Net cash provided by operating activities	2,822,850	4,552,827

Cash flows from investing activities:
Net increase in loans	(14,420,940)	(16,893,436)
Net cash received in acquisitions	9,713,304	-
Proceeds from maturities of available for sale securities	12,972,348	5,203,501
Net redemptions (purchases) of Federal Home Loan Bank stock	1,671,500	(1,268,600)
Net purchases of Federal Reserve Bank of Saint Louis stock	(583,100)	-
Purchases of available-for-sale securities	(17,691,778)	(23,780,825)
Purchases of premises and equipment	(530,355)	(417,326)
Investments in state & federal tax credits	(1,250,000)	(1,263,944)
Proceeds from sale of foreclosed assets	826,091	233,750
Net cash used in investing activities	(9,292,930)	(38,186,880)

Cash flows from financing activities:
Preferred stock issued	-	9,511,128
Net increase in demand deposits and savings accounts	64,762,432	8,331,828
Net increase in certificates of deposits	5,871,963	6,109,674
Net increase in securities sold under agreements to repurchase	5,296,113	4,430,755
Proceeds from Federal Home Loan Bank advances	30,950,000	187,825,000
Repayments of Federal Home Loan Bank advances	(66,200,000)	(179,375,000)
Dividends paid on common and preferred stock	(1,109,724)	(866,461)
Exercise of stock options	-	161,000
Purchases of treasury stock	-	(1,507,755)
Net cash provided by financing activities	39,570,784	34,620,169

Increase in cash and cash equivalents	33,100,704	986,116
Cash and cash equivalents at beginning of period	8,074,465	8,022,408

Cash and cash equivalents at end of period	$41,175,169	$9,008,524

Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,072,755	$268,000
Conversion of loans to other equipment	140,246	248,516

Cash paid during the period for:
Interest (net of interest credited)	$3,365,117	$2,132,670
Income taxes	1,295,000	1,526,405

See Notes to Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and nine-month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2009, Form 10-K, which was filed with the SEC and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2009 and 2008.

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

Available-for-sale Securities.  Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the United States of America (US GAAP), to carry at fair value on a recurring basis. When quoted markets are available in an active market, securities are classified within Level 1.  Level 1 securities include exchange-traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models or quoted prices of securities with similar characteristics. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

	Fair Value Measurements at March 31, 2010, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$11,466,988	$-	$11,466,988	$-
State and political subdivisions	19,325,053	-	19,325,053	-
Other securities	458,051	-	458,051	-
FHLMC preferred stock	13,800	13,800	-	-
Mortgage-backed GSE residential	36,103,025	-	36,103,025	-

	Fair Value Measurements at June 30, 2009, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$3,278,708	$-	$3,278,708	$-
State and political subdivisions	13,622,695	-	13,622,695	-
Other securities	2,999,656	-	2,999,656	-
FHLMC preferred stock	7,920	-	7,920	-
Mortgage-backed GSE residential	40,269,013	-	40,269,013	-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at March 31, 2010.

Impaired Loans (Collateral Dependent).  A collateral dependent loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a collateral dependent loan is considered impaired, the amount of reserve required is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material collateral dependent loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management may apply selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the collateral dependent impaired loan is determined by an adjusted appraised value including unobservable cash flows.  The Company records collateral dependent impaired loans as Nonrecurring Level 3. If a collateral dependent loan’s fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2010:

	Fair Value Measurements at March 31, 2010, Using:
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,643,806	$-	$-	$2,643,806
Foreclosed and repossessed assets held for sale	1,432,263	-	-	1,432,263

ASC 825, formerly Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825.  Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  It is also the Company’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities except for loans held-for-sale and available-for-sale securities.  Therefore, significant estimations and assumptions, as well as present value calculations, were used by the Company for the purposes of this disclosure.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.

The estimated methodologies used, the estimated fair values, and the recorded book balances at March 31, 2010 and June 30, 2009, were as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$39,987	$39,987	$8,074	$8,074
Interest-bearing time deposits	1,188	1,188	-	-
Available-for-sale securities	67,367	67,367	60,178	60,178
Stock in FHLB	2,921	2,921	4,592	4,592
Stock in Federal Reserve Bank of St. Louis	583	583	-	-
Loans receivable, net	396,675	399,093	368,556	374,328
Accrued interest receivable	2,521	2,521	2,650	2,650
Financial liabilities
Deposits	411,654	415,415	311,955	313,059
Securities sold under agreements to repurchase	29,044	29,044	23,748	23,748
Advances from FHLB	43,500	46,315	78,750	82,510
Accrued interest payable	911	911	989	989
Subordinated debt	7,217	2,993	7,217	7,217
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 3:  Securities

Available for sale securities are summarized as follows at fair value:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government sponsored enterprises (GSEs)	$11,395,197	$72,427	$(636)	$11,466,988
State and political subdivisions	18,805,002	544,566	(24,515)	19,325,053
Other securities	1,765,368	11,139	(1,318,456)	458,051
FHLMC preferred stock	-	13,800	-	13,800
Mortgage-backed GSE residential	34,227,565	1,875,727	(267)	36,103,025
Total investments and mortgage-backed securities	$66,193,132	$2,517,659	$(1,343,874)	$67,366,917

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment Securities:
U.S. government sponsored enterprises (GSEs)	$3,216,975	$61,733	$-	$3,278,708
State and political subdivisions	13,512,789	212,308	(102,402)	13,622,695
Other securities	4,264,409	-	(1,264,753)	2,999,656
FHLMC preferred stock	-	7,920	-	7,920
Mortgage-backed GSE residential	39,014,119	1,263,681	(8,787)	40,269,013
Total investments and mortgage-backed securities	$60,008,292	$1,545,642	$(1,375,942)	$60,177,992

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$ 1,024,439	$ 1,047,224
After one year but less than five years	1,097,353	1,080,000
After five years but less than ten years	8,029,290	8,097,354
After ten years	21,814,485	21,039,314
Total investment securities	31,965,567	31,263,892
Mortgage-backed securities	34,227,565	36,103,025
Total investments and mortgage-backed securities	$ 66,193,132	$ 67,366,917

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Less than 12 months		More than 12 months		Totals
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
U.S. government sponsored enterprises (GSEs)	$1,996,383	$636	$-	$-	$1,996,383	$636
State and political subdivisions	2,093,639	24,515	-	-	2,093,639	24,515
Other securities	-	-	203,971	1,318,456	203,971	1,318,456
Mortgage-backed GSE residential	-	-	28,404	267	28,404	267
Total investments and mortgage-backed securities	$4,090,022	$25,151	$232,375	$1,318,723	$4,322,397	$1,343,874

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 months		More than 12 months		Totals
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
State and political subdivisions	$3,243,030	$82,933	$1,547,675	$19,469	$4,790,705	$102,402
Other securities	-	-	249,656	1,264,753	249,656	1,264,753
Mortgage-backed GSE residential	276,201	1,992	291,621	6,795	567,822	8,787
Total investments and mortgage-backed securities	$3,519,231	$84,925	$2,088,952	$1,291,017	$5,608,183	$1,375,942

Other securities.  At March 31, 2010, there were four pooled trust preferred securities with a fair value of $204,000 and unrealized losses of $1.3 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  The March 31, 2010 cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of these securities.  The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these securities included future default rates for the underlying financial institutions of 2% annually, for the next two years, with defaults of 36 basis points thereafter.  Recoveries are assumed at a 10% to 25% rate on currently deferred institutions, and 10% for projected deferrals, following a two-year lag.  The projections assume that the securities will realize no recovery on defaulted participants.  No prepayments are assumed.  Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2010.

At December 31, 2008, analysis of the fourth trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The discounted cash flow was based on anticipated default and recovery rates, amounts of prepayments, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security.  This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter of fiscal 2009, and for the twelve months ended June 30, 2009.  At March 31, 2010, cash flow analyses showed it is probable the Company will receive the entire remaining cost basis and related interest projected for the security, though interest payments remain deferred on the security.  The Company’s assumptions for this security included future default rates for the underlying financial institutions of 2% annually, for the next two years, and 36 basis points thereafter.  Recoveries are assumed at a 10% rate on currently deferred institutions and projected deferrals, following a two-year lag.  The projections assume that the securities will realize no recovery on defaulted participants.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at March 31, 2010.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2010 and 2009.

	Accumulated Credit Losses,
	Nine-Month Periods
	Ended March 31,
	2010	2009
Credit losses on debt securities held
Beginning of period	$375,000	$-
Additions related to OTTI losses not previously recognized	-	375,000
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans

Loans are summarized as follows:

	March 31,	June 30,
	2010	2009
Real Estate Loans:
Conventional	$159,007,996	$155,490,317
Construction	24,614,901	23,531,528
Commercial	114,298,686	97,160,828
Consumer loans	26,855,052	23,141,738
Commercial loans	85,822,594	89,065,652
	410,599,229	388,390,063
Loans in process	(9,741,824)	(15,511,237)
Deferred loan fees, net	116,770	107,346
Allowance for loan losses	(4,299,526)	(4,430,210)
Total loans	$396,674,649	$368,555,962

In the July 2009 SBOC acquisition, the Company obtained loans that had been carried by SBOC at a book value of $16.2 million; the loans were recorded at a $1.1 million fair value discount.  Included in that figure was a $1.0 million fair value discount related to $3.9 million in loans that were deemed impaired at acquisition and accounted for in accordance with SOP 03-3; the $1.0 million fair value discount related to the SOP 03-3 loans was not accretable.  At March 31, 2010, these acquired impaired loans had an outstanding balance of $2.4 million, and were recorded on the consolidated financial statements at a fair value of approximately $1.6 million.  The acquired loans were re-evaluated in accordance with SOP 03-3, and determined to have a fair value of approximately $2.0 million.  A fair value adjustment of $393,000 will be accreted as a yield adjustment over the 34-month weighted average life of the relevant loans.

Note 5:  Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2010	2009

Non-interest bearing accounts	$24,846,674	$21,303,646
NOW accounts	96,786,042	65,114,474
Money market deposit accounts	8,177,449	6,632,987
Savings accounts	90,783,792	58,598,085
Certificates	191,060,520	160,306,276
Total deposits	$411,654,477	$311,955,468

Note 6:  Comprehensive Income

The Company’s comprehensive income for the three- and nine-month periods ended March 31, 2010 and 2009, was as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$1,077,028	$983,935	$3,429,897	$2,798,397
Other comprehensive income:
Unrealized gains on securities available-for-sale	257,319	437,092	1,002,280	170,276
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(27)	(46,019)	1,807	(46,019)
Less, realized losses included in income	-	-	-	(678,973)
Tax expense	(95,198)	(144,761)	(371,513)	(297,259)
Total other comprehensive income	162,094	246,312	632,574	505,971
Comprehensive income	$1,239,122	$1,230,247	$4,062,471	$3,304,368

Note 7:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three- and nine-month periods ended March 31, 2010 and 2009.

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$1,077,028	$983,935	$3,429,897	$2,798,397
Dividend payable on preferred stock	127,556	119,375	382,339	153,861
Net income available to common shareholders	$949,472	$864,560	$3,047,558	$2,644,536
Average Common shares – outstanding basic	2,083,473	2,082,627	2,083,408	2,136,583
Stock options under treasury stock method	15,785	440	16,334	806
Average Common shares – outstanding diluted	2,099,258	2,083,067	2,099,742	2,137,389
Basic net income per common share available to common stockholders	$0.46	$0.42	$1.46	$1.24
Diluted net income per common share available to common stockholders	$0.45	$0.42	$1.45	$1.24

The Company had 69,500 and 171,100 exercisable stock options and warrants outstanding at March 31, 2010 and 2009, respectively, with a grant price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.

Note 8:   Stock Option Plans

ASC 718, formerly Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” requires that compensation costs related to share-based payment transactions be recognized in financial statements.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued.  Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award.

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

Note 12: Acquisitions

In July 2009, the Company acquired 100% of the outstanding stock of Southern Bank of Commerce (SBOC), headquartered in Paragould, Arkansas.  SBOC was merged into the Company’s existing banking subsidiary, Southern Bank, on July 20, 2009.  The Company acquired SBOC primarily for the purpose of obtaining entry to markets where it believes the Company’s business model will perform well.  The Company paid $600,000 in cash to acquire the target.  At acquisition, SBOC held assets of $29.9 million, including loans of $16.2 million, and held total deposits of $29.1 million.  Based on the acquisition date fair values of the net assets acquired, goodwill of $171,000 was recorded.  A fair value discount was recorded for the acquired loans of $1.1 million, with the loans reported in the financial statements at a fair value of approximately $15 million.  Of the fair value discount, $1.0 million relates to impaired loans accounted for in accordance with ASC Topic 310, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”; as such, the discount was accreted. In March 2010, the Company performed an updated analysis of the ASC 310 loans; the Company estimated that the fair value of the loans was understated by $393,000; this amount will be recorded as a yield adjustment over the remaining 34 month average life of the ASC 310 loan portfolio.  A core deposit intangible asset of $184,000 was also recognized on the transaction; the Company is amortizing this amount over five years, using the straight-line method.

Note 13:  Recent Accounting Pronouncements

The following paragraphs summarize the impact of new accounting pronouncements:

In December 2007, the FASB issued ASC 805, formerly Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” and ASC 810, formerly Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination.  ASC 810 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The pronouncements were effective for the Company beginning July 1, 2009.  Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied.  The Company was impacted by the adoption of ASC 805 with its July 2009 acquisition (see Note 12 to the Consolidated Financial Statements).  The Company does not have any noncontrolling interests; thus, there was no effect to the financial statements related to the adoption of ASC 810.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09,  “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”   ASU 2010-09 amends the subsequent event disclosure guidance.  The amendments include a definition of an SEC filer, requires and SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance, and adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements; those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of the ASU did not have a material effect on the Company’s financial statements.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s consolidated financial condition at March 31, 2010, and the results of operations for the three- and nine-month periods ended March 31, 2010 and 2009, respectively.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance.  The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	the strength of the real estate market in the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	the level of deposit insurance premiums assessed by the FDIC;
•	inflation, interest rate, market and monetary fluctuations;
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

During the first nine months of fiscal 2010, we grew our balance sheet by $73.0 million; this growth was partially due to the July 2009 acquisition of Southern Bank of Commerce (SBOC).  In that acquisition, the Company acquired loans at a fair value of approximately $15 million; cash, cash equivalents, and investments of approximately $12 million; and assumed deposits of $29 million. Total growth for the nine-month period reflected a $28.2 million increase in net loans; a $7.2 million increase in available-for-sale investments; and a $33.1 million increase in cash and cash equivalents.  Deposits increased $99.7 million, and Federal Home Loan Bank (FHLB) advances decreased $35.3 million.  Growth in loans was primarily comprised of commercial real estate loans, construction loans, and residential real estate loans.  Deposit growth was primarily in passbook and statement savings accounts, interest-bearing checking accounts, and certificates of deposit.

In December 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), which is one component of its Troubled Asset Relief Program (TARP).  The Treasury invested $9.6 million in perpetual preferred stock carrying a dividend of 5% for the first five years, increasing to 9% thereafter.  The Treasury Department created the CPP with the intention of building capital at healthy U.S. financial institutions in order to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy.  In the 16 months since the issuance of the preferred stock to the Treasury, the Company has increased loan balances by approximately $48 million, or 13.6%.  The increase in loans was partially due to the SBOC acquisition.  The acquired bank was a small, troubled institution headquartered in Paragould, Arkansas, which had significantly reduced lending activity prior to the acquisition.  The Company believes that it can increase credit availability in the communities in which SBOC was located.  Additionally, the Company has contributed to the accomplishment of Treasury’s objective by leveraging the investment to support the purchase of U.S. government agency bonds and mortgage backed securities, and municipal debt, helping to improve the availability of credit two markets that experienced significant distress in the financial market downturn.  Since the preferred stock issuance, the Company has increased its securities portfolio balance by $26 million.  Much of these securities purchases would not likely have been made by the

Company, absent the Treasury investment.  Including both securities and direct loans, the Company has increased its investment in credit markets by $74 million since the preferred stock issuance.

Net income for the first nine months of fiscal 2010 increased 22.6% to $3.4 million, as compared to $2.8 million earned during the same period of the prior year.  After accounting for preferred stock dividends of $382,000 in the first nine months of the fiscal year, net earnings available to common shareholders increased 15.2%, to $3.0 million.  The increase in net income compared to the year-ago period was primarily due to a $1.6 million, or 15.6%, increase in net interest income, attributable to increased earning asset balances; a $1.1 million, or 90.7% increase in noninterest income, attributable to the inclusion in the prior period’s results of other-than-temporary impairment (OTTI) charges of $679,000, with no corresponding charges in the current period; a reduction in income tax provisions of $386,000, or 30.8%, mostly attributable to $258,000 in tax benefits resulting from the July SBOC acquisition; and a reduction of $330,000, or 32.7%, in provisions for loan losses.  These improvements were partially offset by an increase of $2.8 million, or 42.1%, in noninterest expense, largely attributable to the SBOC acquisition, including increased compensation and benefits and increased occupancy and data processing charges.  Additionally, the Company recognized increased deposit insurance assessments resulting from base assessment rate increases by the FDIC and deposit growth; increased ATM network, electronic banking, and rewards checking charges; increased supplies expenses; charges to amortize the Company’s investments in partnerships generating income tax credits; and a charge of $289,000 in the third quarter of fiscal 2010 for the prepayment of a $9 million FHLB advance that had been scheduled to mature in October 2010.  Diluted net income per common share available to common stockholders for the first nine months of fiscal 2010 were $1.45, as compared to $1.24 for the first nine months of fiscal 2009.

Short-term market rates fell slightly during the first nine months of fiscal 2010, following an already substantial decline over the prior two fiscal years; medium- and long-term rates increased, and the curve remained quite steep, relative to recent norms – the steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries – those purchases ended in the first calendar quarter of 2010, while the Federal Funds rate target remained in the 0.00% to 0.25% range.  From July 1, 2009, to March 31, 2010, the six-month treasury bill rate declined eleven basis points (to yield 0.24%); the two-year treasury note decreased eight basis points (to yield 1.02%); and the ten-year treasury bond increased 31 basis points (to yield 3.84%).  The yield curve was generally steeper for the first nine months of the fiscal year, but was less volatile than in our prior two fiscal years.  In this rate environment, our net interest margin decreased nine basis points when comparing the first nine months of fiscal 2010 to the same period of the prior year, due primarily to special promotional rates offered in our new Arkansas markets and larger average cash holdings resulting from strong deposit growth.

The Company’s net income is also affected by the level of its non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, deposit insurance assessments, advertising, postage and office expenses, insurance, professional fees, and other general operating expenses.  During the nine-month period ended March 31, 2010, non-interest income increased 90.7% compared to the same period of the prior fiscal year, primarily due to OTTI charges, noted above, incurred in the same period of the prior year, with no similar charges during the six-month period ended December 31, 2009.  Excluding those charges, non-interest income would have increased 20.2%, attributable to increased collection of NSF charges, income from debit card activity, secondary market loan sale income, and increased collection of loan late charges.  Non-interest expense increased for the nine-month period ended March 31, 2010, by 42.1%, compared to the same period of the prior fiscal year, primarily due to increased compensation and benefits (resulting primarily from additional compensation related to the SBOC acquisition); higher occupancy and data processing charges (again, due primarily to the SBOC acquisition); charges to write down the book value of fixed assets; increased deposit insurance assessments (the result of base assessment rate increases by the FDIC and deposit growth); charges for electronic banking and third-party fees for deposit products; increased advertising and legal and professional fees, charges to amortize the Company’s investments in income tax credits, and a charge on the early extinguishment of an FHLB advance.

In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 loss realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 loss realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available (see Note 3: Securites, of the Notes to Consolidated Financial Statements).  All of these investments are described in the table below, as of March 31, 2010:

		Unrealized		S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$13,800	$13,800	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(118,210)	6,790	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	478,096	(327,411)	150,685	BB-	Ba2
Trapeza CDO XIII, Ltd., class B	481,151	(469,619)	11,532	NR	Caa3
Preferred Term Securities XXIV, Ltd., class B1	438,180	(403,216)	34,964	NR	Caa3
Totals	$1,522,427	$(1,304,656)	$217,771

The Company determined the amount of OTTI charges to record on the Freddie Mac Preferred Stock based on quoted market prices, and on the Trapeza IV CDO based on the estimated present value of expected cash flows on the instruments, discounted using a current market rate on such securities.  The Trapeza IV CDO is receiving principal in kind (PIK), in lieu of cash payments, and is treated by the Company as a non-accrual asset.  The Preferred Term Securities XXIV Class B1 and Trapeza XIII Class B CDOs are also receiving PIK, but are not treated as non-accrual assets, as a full recovery of principal and interest is anticipated, based on a review of the terms of the obligation and the financial strength of the underlying firms.  For the Trapeza XIII class A2A CDO, the Company is receiving cash payments of interest timely, and expects to receive principal and interest in full without a material change in the scheduled interest payments, based on a review of the terms of the obligation and the financial strength of the underlying firms.

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

Comparison of Financial Condition at March 31, 2010, and June 30, 2009

The Company’s total assets increased by $73.0 million, or 15.7%, to $538.9 million at March 31, 2010, as compared to $465.9 million at June 30, 2009.  Loans, net of the allowance for loan losses, increased $28.1 million, or 7.6%, to $396.7 million at March 31, 2010, as compared to $368.5 million at June 30, 2009.  Loan growth was partially due to the approximately $15 million fair value in loans acquired in the SBOC acquisition.  In total, commercial real estate loans grew $17.1 million, construction loans grew $6.9 million, residential real estate loans grew $3.5 million, and consumer loans were up $3.7 million; commercial operating and equipment loan balances were down $3.2 million, due partially to seasonal agricultural loan paydowns.  Available-for-sale investment balances increased by $7.2 million, or 11.9%, to $67.4 million at March 31, 2010, as compared to $60.2 million at June 30, 2009.  Cash and cash equivalents increased $33.1 million, from $8.1 million at June 30, 2009, to $41.2 million at March 31, 2010.  The increase was attributed to strong deposit growth, additional liquidity obtained through the SBOC acquisition, and higher required reserves resulting from transaction account growth.

Asset growth during the first nine months of fiscal 2010 has been funded with deposit growth, which totaled $99.7 million, or 32.0%, bringing deposit balances to $411.7 million at March 31, 2010, as compared to $312.0 million at June 30, 2009.  The increase in deposits was due in part to deposits acquired in the SBOC acquisition of approximately $29 million.  Growth was also attributed to continued strong growth in the Company’s reward checking product and promotion of special high-rate savings accounts in the Company’s new Arkansas markets.  In total, the increase reflected growth of $32.2 million in passbook and statement savings accounts, a $31.7 million increase in interest-bearing checking accounts, and a $30.8 million increase in certificates of deposit.  Certificate of deposit growth included a nominal amount of new brokered CD funding, which totaled $5.9 million at March 31, 2010.  Public unit deposits were up $10.9 million, as the Company established a significant new relationship with an area municipality, but also due partially to seasonality in government entity funding.  Net retail, non-brokered deposits were up $88.7 million.  Of the $29 million in deposits acquired from SBOC, approximately $5 million was public unit and brokered funds, meaning that organic growth in retail, non-brokered deposits was approximately $65 million in the first nine months of fiscal 2010.  As a result of this strong deposit growth and redeployment of cash and cash equivalents acquired in the SBOC acquisition, the Company reduced FHLB borrowings, which were down $35.3 million, or 44.8%, to $43.5 million at March 31, 2010, as compared to $78.8 million at June 30, 2009.  Securities sold under agreements to repurchase totaled $29.0 million at March 31, 2010, an increase of $5.3 million, or 22.3%, compared to $23.7 million at June 30, 2009.

Total stockholders’ equity increased $3.0 million, or 7.1%, to $45.0 million at March 31, 2010, as compared to $42.0 million at June 30, 2009.  The increase was due to retention of net income and an increase in the market value of the Company’s available-for-sale investment portfolio, net of tax, partially offset by cash dividends paid on common and preferred shares.

Average Balance Sheet for the Three- and Nine-Month Periods Ended March 31, 2010 and 2009

The tables below and on the following page present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and nine-month periods ending March 31, 2010 and 2009.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended March 31, 2010			Three-month period ended March 31, 2009
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$292,104,151	$4,494,140	6.15	$258,159,170	$4,222,271	6.54
Other loans (1)	108,064,756	1,538,655	5.70	98,675,653	1,391,031	5.64
Total net loans	400,168,907	6,032,795	6.04	356,834,823	5,613,302	6.29
Mortgage-backed securities	35,068,166	419,064	4.78	42,085,918	510,534	4.85
Investment securities (2)	32,914,124	317,234	3.86	22,263,967	163,294	2.93
Other interest earning assets	41,751,076	35,646	0.34	5,014,033	2,769	0.22
Total interest earning assets (1)	509,902,273	6,804,739	5.34	426,198,741	6,289,899	5.90
Other noninterest earning assets (3)	28,024,603	-		25,427,883	-
Total assets	$537,926,876	6,804,739		$451,626,624	6,289,899

Interest bearing liabilities:
Savings accounts	$89,085,574	369,684	1.66	$62,385,720	228,037	1.46
NOW accounts	90,926,152	534,248	2.35	54,368,002	302,079	2.22
Money market deposit accounts	8,087,169	30,896	1.53	6,111,761	19,398	1.27
Certificates of deposit	188,018,283	1,131,747	2.41	151,788,816	1,187,026	3.13
Total interest bearing deposits	376,117,178	2,066,575	2.20	274,654,299	1,736,540	2.53
Borrowings:
Securities sold under agreements to repurchase	30,984,191	64,911	0.84	26,861,704	44,959	0.67
FHLB advances	52,300,000	610,648	4.67	77,071,667	851,239	4.42
Subordinated debt	7,217,000	54,199	3.00	7,217,000	81,708	4.53
Total interest bearing liabilities	466,618,369	2,796,333	2.40	385,804,670	2,714,446	2.81
Noninterest bearing demand deposits	26,110,375	-		23,909,363	-
Other noninterest bearing liabilities	606,142	-		1,057,053	-
Total liabilities	493,334,886	2,796,333		410,771,086	2,714,446
Stockholders’ equity	44,591,990	-		40,855,538	-
Total liabilities and stockholders' equity	$537,926,876	2,796,333		$451,626,624	2,714,446

Net interest income		$4,008,406			$3,575,453

Interest rate spread (4)			2.94			3.09
Net interest margin (5)			3.15			3.36

Ratio of average interest-earning assets to average interest-bearing liabilities	109.28%			110.47%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.5 million and $7.7 million, respectively, for the three-month period ending March 31, 2010, as compared to $8.2 million and $7.5 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended March 31, 2010			Nine-month period ended March 31, 2009
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$283,791,471	$13,321,983	6.26	$251,544,704	12,576,002	6.67
Other loans (1)	116,252,762	5,045,657	5.79	102,057,792	4,560,931	5.96
Total net loans	400,044,233	18,367,640	6.14	353,602,496	17,136,933	6.46
Mortgage-backed securities	36,649,301	1,320,352	4.80	34,235,733	1,264,734	4.93
Investment securities (2)	28,600,116	827,197	3.86	19,171,282	499,774	3.48
Other interest earning assets	25,917,065	79,511	0.41	5,391,983	34,849	0.86
Total interest earning assets (1)	491,210,715	20,594,700	5.60	412,401,494	18,936,290	6.12
Other noninterest earning assets (3)	27,525,517	-		23,603,122	-
Total assets	$518,736,232	20,594,700		$436,004,616	18,936,290

Interest bearing liabilities:
Savings accounts	$75,711,904	864,785	1.52	$65,864,200	949,297	1.92
NOW accounts	80,522,353	1,429,802	2.37	44,440,022	624,123	1.87
Money market deposit accounts	6,572,534	70,063	1.42	7,176,780	80,377	1.49
Certificates of deposit	189,601,647	3,562,810	2.51	148,975,130	3,725,013	3.33
Total interest bearing deposits	352,408,438	5,927,460	2.24	266,456,132	5,378,810	2.69
Borrowings:
Securities sold under agreements to repurchase	26,717,686	168,164	0.84	24,107,020	186,974	1.03
FHLB advances	62,032,518	2,203,148	4,74	78,933,671	2,598,182	4.39
Subordinated debt	7,217,000	171,359	3.17	7,217,000	285,186	5.27
Total interest bearing liabilities	448,375,642	8,470,131	2.52	376,713,823	8,449,152	2.99
Noninterest bearing demand deposits	25,332,680	-		23,139,595	-
Other noninterest bearing liabilities	1,307,656	-		1,195,206	-
Total liabilities	475,015,978	8,470,131		401,048,624	8,449,152
Stockholders’ equity	43,720,254	-		34,955,992	-
Total liabilities and stockholders' equity	$518,736,232	8,759,231		$436,004,616	8,449,152

Net interest income		$12,124,569			$10,487,138

Interest rate spread (4)			3.08			3.13
Net interest margin (5)			3.29			3.39

Ratio of average interest-earning assets to average interest-bearing liabilities	109.55%			109.47%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.3 million and $7.7 million, respectively, for the nine-month period ending March 31, 2010, as compared to $8.2 million and $7.4 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2010 and 2009

General.  Net income for the three- and nine-month periods ended March 31, 2010, was $1.1 million and $3.4 million, respectively.  After preferred dividends of $128,000 and $382,000, respectively, paid in the three- and nine-month periods, net income available to common shareholders was $949,000 and $3.0 million, respectively, increases of $85,000, or 9.8%, and $403,000, or 15.2%, respectively, as compared to $865,000 and $2.6 million, respectively, in net income available to common shareholders in the same periods of the prior fiscal year.  Basic and diluted net income available to common shareholders for the three-month period ended March 31, 2010, was $0.46 and $0.45, respectively, compared to $0.42 in basic and diluted net income available to common shareholders in the same period of the prior year.  For the nine-month period ended March 31, 2010, basic and diluted net income available to common shareholders was $1.46 and $1.45, respectively, compared to $1.24 in basic and diluted net income available to common shareholders in the same period of the prior year.  Our annualized return on average assets for the three- and nine-month periods ended March 31, 2010, was 0.80% and 0.88%, respectively, compared to 0.87% and 0.86%, respectively, for the same periods of the prior fiscal year.  Our return on average common stockholders’ equity for the three and nine-month periods ended March 31, 2010, was 10.8% and 11.8%, respectively, compared to 11.0% and 11.4%, respectively, in the same periods of the prior fiscal year.

Net Interest Income.  Net interest income for the three- and nine-month periods ended March 31, 2010, was $4.0 million and $12.1 million, respectively, increases of $433,000, or 12.1%, and $1.6 million, or 15.6%, as compared to the same periods of the prior fiscal year.  The increases reflected our growth initiatives, including the SBOC acquisition, which resulted in 19.6% and 19.1% increases, respectively, in the average balances of interest-earning assets (and 21.0% and 19.0% increases, respectively, in interest-bearing liabilities), for the three- and nine-month periods ended March 31, 2010, compared to the same periods of the prior fiscal year.  Our average interest rate spread for the three- and nine-month periods ended March 31, 2010, was 2.94% and 3.08%, respectively, as compared to 3.09% and 3.13%, respectively, for the same periods of the prior fiscal year.  Our net interest margin for the three- and nine-month periods ended March 31, 2010, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.15% and 3.29%, respectively, compared to 3.36% and 3.39%, respectively, in the same periods of the prior fiscal year. The 15 basis point decrease in interest rate spread for the three-month period resulted from a 56 basis point decrease in the average yield on interest-earning assets, partially offset by a 41 basis point decrease in the average cost of interest-bearing liabilities – the decline in our interest rate spread was attributed to larger cash balances, earning relatively low rates, and promotional deposit products, paying relatively high rates.  For the nine-month period, our interest rate spread declined due to a 52 basis point decrease in the yield on interest-earning assets, partially offset by a 47 basis point decrease in the cost of interest-bearing liabilities.  The decline for the nine-month period was also attributable to increased cash holdings and deposit growth through promotional deposit products.

Interest Income.  Total interest income for the three- and nine-month periods ended March 31, 2010, was $6.8 million and $20.6 million, respectively, increases of $515,000, or 8.2%, and $1.7 million, or 8.8%, respectively, compared to the amounts earned in the same periods of the prior fiscal year. The improvements were due to the increases of $83.7 million, or 19.6%, and $78.8 million, or 19.1%, respectively, in the average balance of interest-earning assets for the three- and nine-month periods ended March 31, 2010, as compared to the same periods of the prior year, partially offset by 56 and 52 basis point decreases, respectively, in the average interest rate earned.  For the three- and nine-month periods ended March 31, 2010, the average interest rate on interest-earning assets was 5.34% and 5.60%, respectively, as compared to 5.90% and 6.12%, respectively, for the same periods of the prior fiscal year.

Interest Expense.  Total interest expense for the three- and nine-month periods ended March 31, 2010, was $2.8 million and $8.5 million, respectively, increases of $82,000, or 3.0%, and $21,000, or 0.2%, respectively, as compared to the same periods of the prior fiscal year.  The higher expense was due to the $80.8 million, or 21.0%, and $71.7 million, or 19.0%, increases, respectively, in the average balance of interest-bearing liabilities for the three- and nine-month periods ended March 31, 2010, compared to the same period of the prior fiscal year. The higher average balances were partially offset by 41 and 47 basis point decreases, respectively, in the average cost of those liabilities for the three- and nine-month periods ended March 31, 2010, compared to the same periods of the prior fiscal year.  For the three- and nine-month periods ended March 31, 2010, the average interest rate on interest-bearing liabilities was 2.40% and 2.52%, respectively, as compared to 2.81% and 2.99%, respectively, for the same periods of the prior fiscal year.

Provisions for Loan Losses.  Provisions for loan losses for the three- and nine-month periods ended March 31, 2010, were $160,000 and $680,000, respectively, as compared to $410,000 and $1.0 million, respectively, for the same periods of the prior fiscal year.  The decreases for the three-month and nine-month periods were due to management’s recurring analysis of the loan portfolio and the allowance for loan losses, which indicated provisions required to maintain the allowance at the necessary level determined by the analysis.  In fiscal years 2008 and 2009, respectively, provisions totaled 34 and 29 basis points as a percentage of average loans outstanding, compared to net charge offs of ten basis points in fiscal 2009, and net recoveries of three basis points in fiscal 2008.  By comparison, annualized provisions in fiscal year 2010 to date have totaled 23 basis points, while annualized net charge offs have totaled nine basis points.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three- and nine-month periods ended March 31, 2010, was $713,000 and $2.2 million, respectively, increases of $131,000, or 22.5%, and $1.1 million, or 90.7%, respectively, as compared to the same periods of the prior fiscal year.  The increase for the three-month period was primarily due to  increased collection of NSF charges, increased debit card activity, secondary market loan sale income, and increased collection of loan late charges.  The increase for the nine-month period was primarily due to the $679,000 charge to recognize the other-than-temporary impairment (OTTI) of some available-for-sale investments (see “Executive Summary”).  Outside those charges, noninterest income would have increased 20.2% as compared to the same period of the prior fiscal year, attributable to increased collection of NSF charges, increased debit card activity, secondary market loan sale income, and loan late charges.

Non-interest Expense.  Non-interest expense for the three- and nine-month periods ended March 31, 2010, was $3.2 million and $9.4 million, respectively, increases of $899,000, or 38.4%, and $2.8 million, or 42.1%, as compared to the same periods of the prior fiscal year.  The increase for the three-month period was attributed primarily to increased compensation and benefits, a March 2010 prepayment penalty on the early extinguishment of an FHLB advance that had been due to mature in October 2010, higher occupancy and data processing charges, charges for electronic banking and third-party fees for deposit products, and charges to amortize the Company’s investments in tax credits.  For the nine-month period, the increase was attributed to increased compensation and benefits, the March 2010 prepayment penalty on the early extinguishment of an FHLB advance that had been due to mature in October 2010, higher occupancy and data processing charges, charges to write down the book value of fixed assets, increased deposit insurance assessments, charges for electronic banking and third-party fees for deposit products, and charges for postage and office supplies.  Compensation increases were attributed to the addition of personnel related to the SBOC acquisition, the addition of other key personnel, and general increases in compensation levels.  Occupancy and data processing increases were primarily due to the addition and operation of four additional branch locations in Arkansas.  Charges to write down the book value of fixed assets resulted from a decision to write down the value of land previously held for future expansion to a figure likely to be realized on a pending negotiated sale and charges to write off obsolete furniture and equipment.  Deposit insurance assessment increases were attributed to industry-wide base assessment rate increases by the FDIC and deposit growth.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 68.6% and 65.3%, respectively, for the three- and nine-month periods ended March 31, 2010, as compared to 56.3% and 56.5%, respectively, for the same periods of the prior fiscal year.

Income Taxes.  Provisions for income taxes for the three- and nine-month periods ended March 31, 2010, were $245,000 and $866,000, decreases of $178,000, or 42.2%, and $386,000, or 30.8%, as compared to provisions for the same periods of the prior fiscal year.  The decrease for the three-month period was attributed to lower pre-tax income, and a decline in the effective tax rate.  For the nine-month period, the decrease was due primarily to the recognition of $258,000 in net operating loss carryforward tax benefits resulting from the SBOC acquisition, as well as a more general decline in the effective tax rate.  For the three- and nine-month periods ended March 31, 2010, our effective tax rate was 18.5% and 20.2%, respectively, as compared to 30.1% and 30.9%, respectively, for the same periods of the prior fiscal year.  In addition to the tax benefits resulting from the SBOC acquisition, the decreases are attributed to higher average balances of tax-preferred securities and tax credit investments.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the nine months ended March 31, 2010 and 2009:

	2010	2009
Balance, beginning of period	$4,430,210	$3,567,203
Loans charged off:
Residential real estate	(104,806)	(19,382)
Commercial business	(78,482)	(242,008)
Commercial real estate	(47,404)	(10,495)
Consumer	(39,946)	(39,536)
Gross charged off loans	(270,638)	(311,421)
Recoveries of loans previously charged off:
Residential real estate	2,016	2,898
Commercial business	4,536	150
Commercial real estate	1,680	6,500
Consumer	3,522	7,381
Gross recoveries of charged off loans	11,754	16,929
Net charge offs	(258,884)	(294,492)
Provision charged to expense	680,000	1,010,000
Reclassification of allowance for loan losses as allowance for credit losses on off-balance sheet credit exposures	(551,800)	-
Balance, end of period	$4,299,526	$4,282,711

Ratio of net charge offs during the period to average	0.06%	0.08%
loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses decreased $131,000 to $4.3 million at March 31, 2010, from $4.4 million at June 30, 2009; the decrease was due to the reclassification of $552,000 in allowance for loan losses as an allowance for credit losses on off-balance sheet credit exposures (letters of credit and unfunded lines of credit).

At March 31, 2010, the Company had $7.0 million, or 1.3% of total assets, adversely classified ($7.0 million classified “substandard”; none classified “doubtful” or “loss”), as compared to adversely classified assets of $9.7 million, or 2.1% of total assets at June 30, 2009, and $9.8 million, or 2.2% of total assets, adversely classified at March 31, 2009.  The decrease since the end of the prior fiscal year was primarily the result of an upgrade of a loan relationship with a bank holding company, and was partially offset by the SBOC acquisition, as impaired loans were acquired in the transaction.  The acquired impaired loans had an outstanding balance of $3.9 million at acquisition, and were booked at an estimated fair value of $2.8 million.  Fair value was determined primarily based on estimates regarding underlying collateral value.  At March 31, 2010, these acquired impaired loans had an outstanding balance of $2.4 million, and were recorded on the consolidated financial statements at a fair value of approximately $1.6 million.  The acquired loans were re-evaluated in accordance with ASC 310, and determined to have a fair value of approximately $2.0 million.  A fair value adjustment of $393,000 will be accreted as a yield adjustment over the 34-month weighted-average life of the relevant loans.  Other classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment, as well as the entirety of the Company’s investments in pooled trust preferred securities (see “Executive Summary”).  Of our classified loans, the Company had ceased recognition of interest on loans totaling $683,000.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

	3/31/2010	6/30/2009	3/31/2009
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$272,000	$480,000	$185,000
Construction	-	-	-
Commercial real estate	254,000	241,000	-
Commercial business	76,000	66,000	-
Consumer	163,000	9,000	17,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	765,000	796,000	202,000
Non-performing investments	125,000	125,000	125,000
Foreclosed real estate or other real estate owned	1,342,000	313,000	148,000
Other repossessed assets	90,000	137,000	215,000
Total nonperforming assets	$2,322,000	$1,371,000	$690,000
Percentage of nonperforming assets to total assets	0.43%	0.29%	0.15%
Percentage of nonperforming loans to net loans	0.19%	0.22%	0.06%

At March 31, 2010, non-performing assets totaled $2.3 million, up from $1.4 million at June 30, 2009, and $690,000 at March 31, 2009.  The increase was attributed primarily to the July 2009 SBOC acquisition.  At March 31, 2010, non-performing loans acquired from SBOC totaled $531,000, with a $132,000 fair value adjustment reducing the balance at which these loans are reported in the financial statements to $399,000.  At March 31, 2010, foreclosed real estate reported by the Company included $380,000 obtained as a result of the acquisition of SBOC.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At March 31, 2010, the Company had outstanding commitments to fund approximately $73.6 million in mortgage and non-mortgage loans.  These commitments are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At March 31, 2010, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $145.3 million, of which $43.5 million had been advanced (additionally, letters of credit totaling $3.0 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $214.6 million, which means $168.1 million in borrowings remain available, subject to available collateral.  Also, at March 31, 2010, the Bank had pledged a total of $42.6 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $28.6 million in primary credit borrowings from the  Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of March 31, 2010, and June 30, 2009, the Bank met all applicable adequacy requirements.

The Federal Reserve has in place qualifications for banks to be classified as “well-capitalized.”  As of March 31, 2010, the most recent notification from the Federal Reserve categorized the Bank as “well-capitalized.”  There were no conditions or events since the Federal Reserve notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to Risk-Weighted Assets)	$ 49,331,000	12.95%	$ 30,474,000	8.00%	$ 38,093,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	44,562,000	11.70%	15,237,000	4.00%	22,856,000	6.00%

Tier I Capital (to Average Assets)	44,562,000	8.35%	21,337,000	4.00%	26,671,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 44,699,000	12.98%	$ 27,557,000	8.00%	$ 34,446,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	40,388,000	11.72%	13,779,000	4.00%	20,668,000	6.00%

Tier I Capital (to Average Assets)	40,388,000	8.87%	18,215,000	4.00%	22,769,000	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first nine months of fiscal year 2010, fixed rate residential loan production totaled $13.6 million, as compared to $12.5 million during the same period of the prior year. At March 31, 2010, the fixed rate residential loan portfolio was $105.1 million with a weighted average maturity of 193 months, as compared to $97.0 million at March 31, 2009, with a weighted average maturity of 207 months.  The Company originated $9.2 million in adjustable-rate residential loans during the nine-month period ended March 31, 2010, as compared to $9.0 million during the same period of the prior year.  At March 31, 2010, fixed rate loans with remaining maturities in excess of 10 years totaled $84.8 million, or 21.4% of net loans receivable, as compared to $89.9 million, or 25.1% of net loans receivable at March 31, 2009.  The Company originated $42.4 million of fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2010, as compared to $40.7 million during the same period of the prior year.  At March 31, 2010, the fixed rate commercial and commercial real estate loan portfolio was $131.7 million with a weighted average maturity of 31 months, compared to $111.7 million at March 31, 2009, with a weighted average maturity of 39 months.  The Company originated $43.3 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2010, as compared to $52.4 million during the same period of the prior year.  At March 31, 2010, adjustable-rate home equity lines of credit totaled $12.7 million, as compared to $10.8 million at March 31, 2009.  At March 31, 2010, the Company’s investment portfolio had a weighted-average life of 3.1 years, compared to 4.3 years at March 31, 2009.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2010, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$48,429	$(1,239)	-2%	9.32%	0.16%
+200	49,684	16	0%	9.42%	0.26%
+100	50,544	876	2%	9.44%	0.28%
NC	49,668	-	-	9.16%	-
-100	46,258	(3,410)	-7%	8.45%	-0.71%
-200	45,253	(4,415)	-9%	8.19%	-0.97%
-300	46,415	(3,253)	-7%	8.33%	-0.83%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2010, was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2010 thru 1/31/2010	-	-	-	-
2/1/2010 thru 2/28/2010	-	-	-	-
3/1/2010 thru 3/31/2010	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Reserved

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	(3)	(a)	Certificate of Incorporation of the Registrant+
	(3)	(b)	Bylaws of the Registrant+
	(4)	Form of Stock Certificate of Southern Missouri Bancorp++
	10	Material Contracts
		(a)	Registrant’s Stock Option Plan+++
		(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans+++
		(c)	Employment Agreements
			(i)	Greg A. Steffens*
		(d)	Director’s Retirement Agreements
			(i)	Samuel H. Smith**
			(ii)	Sammy A. Schalk***
			(iii)	Ronnie D. Black***
			(iv)	L. Douglas Bagby***
			(v)	Rebecca McLane Brooks****
			(vi)	Charles R. Love****

		(vii)	Charles R. Moffitt****
		(viii)	Dennis Robison*****
	(e)	Tax Sharing Agreement***
31	Rule 13a-14(a) Certification
32	Section 1350 Certification

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++	Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 17, 2010	/s/ Samuel H. Smith
Samuel H. Smith
Chairman of the Board of Directors

Date: May 17, 2010	/s/ Greg A. Steffens
Greg A. Steffens
President (Principal Executive, Financial and Accounting Officer)