Form 10-K
period 2010-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2010-09-17
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:  0-23406

SOUTHERN MISSOURI BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1665523 (I.R.S. Employer Identification No.)
531 Vine Street, Poplar Bluff, Missouri (Address of principal executive offices)	63901 (Zip Code)
Registrant's telephone number, including area code:  (573) 778-1800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, par value $0.01 per share	Name of each exchange on which registered: The Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES     NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES   NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   x      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.402 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files.   YES           NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer              Accelerated filer              Non-accelerated filer              Smaller reporting company     x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES          NO   x

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $18.4 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 16, 2010, there were issued and outstanding 2,087,976 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2010.
Part III of Form 10-K - Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART I

Item 1.                      Description of Business

General

Southern Missouri Bancorp, Inc. ("Company"), which changed its state of incorporation to Missouri on April 1, 1999, was originally incorporated in Delaware on December 30, 1993 for the purpose of becoming the holding company for Southern Missouri Savings Bank upon completion of Southern Missouri Savings Bank's conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1,803,201 shares of its common stock to the public. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") Global Market under the symbol "SMBC".

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

The primary regulator of the Bank is the Missouri Division of Finance.  The Bank is a member of the Federal Reserve, and the Federal Reserve Board ("FRB") is the Bank’s primary federal regulator. The Bank's deposits continue to be insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"). With the Bank's conversion to a trust company with banking powers, the Company became a bank holding company regulated by the FRB.

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

At June 30, 2010, the Company had total assets of $552.1 million, total deposits of $422.9 million and stockholders' equity of $45.6 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

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

Through June 30, 2010, the Company had placed $7.0 million of TARP proceeds into the Bank, while maintaining the remaining $2.6 million with the Company for general operating purposes. Using the additional capital, along with deposit growth, the Bank increased its investment portfolio by $26 million since obtaining the TARP proceeds in December 2008. These purchases were primarily in mortgage and municipal securities, and would likely have not been made absent the Treasury investment.  Also, since December 2008, the Company has used the additional capital, along with deposit growth, to increase its loan portfolio by $68 million.

On July 17, 2009, the Company acquired 100% of the outstanding stock of Southern Bank of Commerce (SBOC), headquartered in Paragould, Arkansas.  SBOC was merged into the Bank on July 20, 2009. The Company acquired SBOC primarily for the purpose of obtaining entry to markets where it believes the Company's business model will perform well.  At acquisition, SBOC held assets of $29.9 million, including loans of $16.2 million, and held deposits of $29.1 million.

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff and 13 additional full service offices located in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, and Matthews, Missouri, and Paragould, Jonesboro, Leachville, and Brookland, Arkansas. At June 30, 2010, the Bank's primary market area includes all or portions of Butler, Carter, Dunklin, Ripley, Stoddard, Scott, Mississippi, New Madrid, Wayne, and Pemiscot Counties in Missouri, and Mississippi and Clay Counties in Arkansas. The Bank's market area has a population of approximately 380,000. The largest employers in the Bank's primary market area include Frito-Lay, Nestle, various hospitals and healthcare providers, Briggs & Stratton, Ralcorp (f/k/a Ralston-Purina), Arkansas State University, Noranda Aluminum, American Railcar, Visiting Nurse Association, Good Humor-Breyers, Emerson Electric, Monroe Shocks, Gates Rubber, Nordyne, various school districts, Wal-Mart Stores, Mid-Continent Nail, Tyson Foods, and ArvinMeritor. The Bank's primary market area is predominantly rural in nature and relies heavily on the manufacturing industries and agriculture, with products including livestock, rice, timber, soybeans, wheat, melons, corn and cotton.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2010, the Bank was one of 35 financial institution groups located in its primary market area.

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

Selected Consolidated Financial Information

This information is incorporated by reference from pages 8 and 9 of the 2010 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

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

Lending Activities

General. The Bank's lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the State of Missouri.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, or to the Loan Officers Committee, comprised of our President and our Chief Lending Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $750,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2010, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $11.6 million. However, the Bank's internal lending limit established by the Board of Directors is $10.0 million. At June 30, 2010, the Bank's five largest credit relationships outstanding ranged from $7.3 million to $9.9 million, net of participation interests sold. As of June 30, 2010, the majority of these credits were commercial real estate, commercial, or multi-family real estate loans and all of them continued to perform according to their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$158,494	37.86%	$155,490	42.14%	$149,340	43.48%
Commercial real estate (1)	121,526	29.03	97,161	26.33	85,860	25.00
Construction	27,951	6.68	23,532	6.38	13,945	4.06
Total mortgage loans	307,971	73.56	276,183	74.85	249,145	72.54

Other Loans:
Automobile loans	8,442	2.02	8,329	2.26	8,872	2.58
Commercial business (2)	97,481	23.28	89,066	24.14	81,575	23.75
Home equity	12,879	3.08	10,976	2.97	8,213	2.39
Other	5,003	1.19	3,836	1.04	4,439	1.30
Total other loans	123,805	29.56	112,207	30.41	103,099	30.02

Total loans	431,776	103.13	388,390	105.26	352,244	102.56

Less:
Undisbursed loans in process	8,705	2.08	15,511	4.21	5,668	1.65
Deferred fees and discounts	(121)	(0.03)	(107)	(0.03)	(61)	(0.02)
Allowance for loan losses	4,509	1.08	3,993	1.08	3,199	0.93
Net loans receivable	$418,683	100.00%	$368,993	100.00%	$343,438	100.00%

Type of Security:
Residential real estate
One-to four-family	$167,622	40.04	$158,739	43.02	$154,403	44.96
Multi-family	12,475	2.98	14,171	3.84	22,971	6.69
Commercial real estate	96,601	23.07	74,937	20.31	58,365	16.99
Land	34,518	8.24	29,584	8.02	24,891	7.25
Commercial	94,224	22.51	87,817	23.80	68,379	19.91
Consumer and other	26,336	6.29	23,142	6.27	23,235	6.76
Total loans	431,776	103.13	388,390	105.26	352,244	102.56

Less:
Undisbursed loans in process	8,705	2.08	15,511	4.21	5,668	1.65
Deferred fees and discounts	(121)	(0.03)	(107)	(0.03)	(61)	(0.02)
Allowance for loan losses	4,509	1.08	3,993	1.08	3,199	0.93
Net loans receivable	$418,683	100.00%	$368,993	100.00%	$343,438	100.00%

___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $28.3 million, $21.3 million, and $14.9 million, as of June 30, 2010, 2009, and 2008, respectively.

(2)	Commercial business loan balances included agricultural equipment and production loans of $35.9 million, $27.5 million, and $22.7 million as of June 30, 2010, 2009, and 2008, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$107,190	25.60%	$107,994	29.27%	$108,052	31.46%
Commercial real estate	70,643	16.87	52,169	14.14	63,983	18.63
Construction	21,467	5.13	18,444	5.00	13,005	3.79
Consumer	13,439	3.21	12,140	3.29	13,280	3.87
Commercial business	50,747	12.12	50,364	13.65	59,796	17.41

Total fixed-rate loans	263,486	62.93	241,111	65.35	258,116	75.16

Adjustable-Rate Loans:
Residential real estate	51,304	12.25	47,497	12.87	41,288	12.02
Commercial real estate	50,883	12.15	44,992	12.19	21,877	6.37
Construction	6,484	1.55	5,087	1.38	940	0.27
Consumer	12,885	3.08	11,002	2.98	8,244	2.40
Commercial business	46,734	11.16	38,701	10.49	21,779	6.34

Total adjustable-rate loans	168,290	40.20	147,279	39.91	94,128	27.40

Total loans	431,776	103.13	388,390	105.26	352,244	102.56

Less:
Undisbursed loans in process	8,705	2.08	15,511	4.21	5,668	1.65
Net deferred loan fees	(121)	(0.03)	(107)	(0.03)	(61)	(0.02)
Allowance for loan loss	4,509	1.08	3,993	1.08	3,199	0.93
Net loans receivable	$418,683	100.00%	$368,993	100.00%	$343,438	100.00%

One- to Four-Family Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2010, residential loans secured by one- to four-family residences totaled $149.6 million, or 35.7% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2010, the Bank originated $11.9 million of ARM loans and $17.0 million of fixed-rate loans that were secured by one- to four-family residences. An additional $6.9 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market.  Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50 basis points, but does not require private mortgage insurance.  For fiscal years ended June 30, 2010, 2009, and 2008, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $7.9 million, $9.6 million, and $10.1 million, respectively.  The remaining balance of those loans at June 30, 2010, was $21.9 million. The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2010, one- to four-family loans with a fixed rate totaled $103.4 million, and had a weighted-average maturity of 193 months.

The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2010, loans tied to the CMT index totaled $43.6 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2010 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2010, the Bank had $121.5 million in commercial real estate loans, which represented 29.0% of net loans receivable. Of this amount, $28.3 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development.  The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2010, the Bank had $28.0 million, or 6.7% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2010, $12.7 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $3.4 million was for speculative construction), $5.6 million of which were secured by multifamily real estate, and $9.6 million of which were secured by commercial real estate.

During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2010, the Bank's consumer loan portfolio totaled $26.3 million, or 6.3% of net loans receivable.

Home equity loans represented 49.0% of the Bank's consumer loan portfolio at June 30, 2010, and totaled $12.9 million, or 3.1% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2010, lines of credit up to 80% of the property value represented 83.1% of outstanding balances, and 86.5% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 16.1% of outstanding balances and 12.9% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.8% of outstanding balances and 0.6% of balances and commitments.

Automobile loans represented 32.1% of the Bank's consumer loan portfolio at June 30, 2010, and totaled $8.4 million, or 2.0% of net loans receivable. Of that total, $383,000 represented loans originated by auto dealers. The Bank generally pays a negotiated fee back to the dealer for these loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, because they are generally unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's delinquency levels for these types of loans are reflective of these risks. See "Asset Classification."

Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2010, the Bank had $97.5 million in commercial business loans outstanding, or 23.3% of net loans receivable. Of this amount, $35.9 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development.  The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $50.8 million in fixed rate and $46.7 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2010. Commitments to extend credit totaled $68.6 million at June 30, 2010.

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years	Total
	(In Thousands)
Federal Home Loan Bank advances	$10,000	$6,000	$3,000	$24,500	$43,500
Certificates of deposit	147,948	31,487	13,085	-	192,520
Total	$157,948	$37,487	$16,085	$24,500	$236,020

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$8,705	$-	$-	$-	$8,705
Other commitments	44,098	8,490	4,281	3,057	59,926
	$52,803	$8,490	$4,281	$3,057	$68,631

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2010 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$11,043	$43,298	$20,710	$83,443	$158,494
Commercial real estate	39,221	72,574	3,204	6,527	121,526
Construction	26,380	1,518	-	53	27,951
Consumer	3,300	12,223	10,696	105	26,324
Commercial business	59,805	27,664	680	9,332	97,481
Total loans	$139,749	$157,277	$35,290	$99,460	$431,776

As of June 30, 2010, loans with a maturity date after June 30, 2011 with fixed interest rates totaled $193.9 million, and loans with a maturity date after June 30, 2011 with adjustable rates totaled $112.4 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans, which are also originated by the Bank's staff, to customers during fiscal year 2002.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2010, the Bank originated $145.9 million of loans, compared to $141.3 million and $123.6 million in fiscal 2009 and 2008, respectively. Of these loans, mortgage loan originations were $98.6 million, $94.4 million and $82.2 million in fiscal 2010, 2009 and 2008, respectively.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2010, the Bank purchased $10.8 million of new loan participations. At June 30, 2010, loan participations totaled $20.6 million, or 4.9% of net loans receivable. At June 30, 2010, all of these participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)

Total loans at beginning of period	$388,390	$352,244	$316,462

Loans originated:
One-to four-family residential	35,862	36,598	31,879
Multi-family residential and commercial real estate	41,325	45,956	39,518
Construction loans	21,444	11,821	10,815
Commercial and industrial	31,677	30,921	25,350
Consumer and others	15,638	15,959	16,065
Total loans originated	145,946	141,255	123,627

Loans purchased:
Total loans purchased (1)	25,887	10,887	17,725

Loans sold:
Total loans sold	(6,917)	(10,203)	(4,566)

Principal repayments	(101,162)	(92,906)	(90,425)
Participation principal repayments	(18,442)	(12,410)	(9,925)

Foreclosures	(1,926)	(477)	(654)
Net loan activity	43,386	36,146	35,782

Total loans at end of period	$431,776	$388,390	$352,244

_____________________
(1)	Amount reported in fiscal 2010 includes the Company’s acquisition of loans recorded at a $15.1 million fair value in the July 2009 acquisition of the Southern Bank of Commerce.

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and standby letters-of-credit. The Bank had outstanding net loan commitments of approximately $68.6 million at June 30, 2010. See Note 14 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2010.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	4	$239	4	$163	8	$402
Commercial real estate	---	---	4	51	4	51
Commercial non-real estate	3	23	4	43	7	66
Other consumer	6	20	12	75	18	95
Totals	13	$282	24	$332	37	$614

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

At June 30, 2010, the Bank had 15 loans on which interest was not being accrued, in accordance with ACS Topic 310, formerly SFAS No. 114 as amended by SFAS No. 118. The Bank would have recorded $60,000 of interest income during the year ended June 30, 2010, $52,000 of interest income during the year ended June 30, 2009 and an immaterial amount of interest income during the year ended June 30, 2008, on non-accrual loans, if these loans had been performing in accordance with their terms during such periods. Interest income recognized on non-accrual loans was $6,000, $25,000 and nominal for fiscal 2010, 2009 and 2008, respectively. The Bank also has $125,000 book value in non-performing investment securities. For additional information regarding non-performing investment securities, see "- Investment Securities Analysis."

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of ASC Topic 310, formerly SFAS 15.

	At June 30,
	2010	2009	2008		2007		2006
	(Dollars in thousands)

Nonaccruing loans:
Residential real estate	$154	$343	$	---	$	---	$	---
Commercial real estate	51	241		---		---		---
Consumer	24	9		---		2		51
Commercial business	9	66		---		---		---
Total	$238	$659	$	---		$2		$51

Loans 90 days past due accruing interest:
Residential real estate	$9	$137	$	---	$	---	$	---
Commercial real estate	---	---		---		20		--
Consumer	51	---		6		4		2
Commercial business	34	---		---		---		---
Total	$94	$137		$6		$24		$2

Total nonperforming loans	$332	$796		$6		$26		$53

Nonperforming investments	$125	$125	$	---	$	---	$	---
Foreclosed assets held for sale:
Real estate owned	1,501	313		38		111		200
Other nonperforming assets	90	137		24		11		16
Total nonperforming assets	$2,048	$1,371		$68		$148		$269

Total nonperforming loans to net loans	0.08%	0.22%		0.00%		0.01%		0.02%
Total nonperforming loans to total assets	0.06%	0.17%		0.00%		0.01%		0.02%
Total nonperforming assets to total assets	0.37%	0.29%		0.02%		0.04%		0.08%

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2010, the Company's balance of real estate owned totaled $1.5 million and included 13 residential and four nonresidential properties.

Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as loss, it charges off the balance of the assets. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, may be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FRB and the Missouri Division of Finance, which can order the establishment of additional loss allowances.

On the basis of management's review of the assets of the Company, at June 30, 2010, classified assets totaled $8.0 million, or 1.4% of total assets as compared $9.7 million, or 2.1% of total assets at June 30, 2009. The full amount classified as of June 30, 2010, was considered substandard. At June 30, 2010, significant classified assets included one loan relationship with outstanding classified balances of $3.0 million, secured by commercial and agricultural real estate, and another loan relationship with outstanding classified balances of $1.7 million, secured by commercial real estate and equipment, both classified due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt. All of the Company's investments in pooled trust preferred securities, with a book value of $1.5 million, were classified, also due to concerns about the ability of the pools to continue to generate sufficient cash flows to service the debt.  Three of these securities, with a book value of $1.0 million (included in the total of $1.5 million, above) have deferred interest payments as of June 30, 2010. With the exception of these three securities, all material classified assets were performing in accordance with terms at June 30, 2010.

Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $5.9 million in loans, consisting primarily of a loan to a bank holding company, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. The loan continued to perform according to terms as of June 30, 2010, but was identified as 7an other loan of concern due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt.  At June 30, 2009, this loan was classified as “substandard” and was upgraded during fiscal 2010 based on actions taken by the borrower.

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2010, of $4.5 million, which represented 220% of nonperforming assets as compared to an allowance of $4.0 million, which represented 291% of nonperforming assets at June 30, 2009.

At June 30, 2010, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $562,000, as compared to $437,000 at June 30, 2009. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$3,993	$3,199	$2,387	$1,879	$1,892
Recoveries
Residential real estate	8	3	1	1	---
Commercial real estate	3	6	---	---	---
Commercial business	5	3	168	22	11
Consumer	5	14	14	15	54
Total recoveries	21	26	183	38	65

Charge offs:
Residential real estate	153	19	34	83	57
Commercial real estate	76	11	---	---	---
Commercial business	118	242	5	24	374
Consumer	83	111	55	56	147
Total charge offs	430	383	94	163	578

Net recoveries (charge offs)	(409)	(357)	89	(125)	(513)
Provision for loan losses	925	1,151	723	633	500

Balance at end of period	$4,509	$3,993	$3,199	$2,387	$1,879

Ratio of allowance to total loans outstanding at the end of the period	1.06%	1.07%	0.92%	0.76%	0.66%
Ratio of net charge offs to average loans outstanding during the period	0.10%	0.10%	(0.03)%	0.04%	0.19%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$902	36.71%	$750	40.03%	$626	42.40%	$279	42.98%	$205	44.07%
Construction	198	6.47	128	6.06	88	3.96	70	2.52	81	3.76
Commercial real estate	1,605	28.14	1,217	25.02	969	24.37	774	24.49	619	22.65
Consumer	473	6.10	367	5.96	333	6.11	256	6.10	293	6.97
Commercial business	1,330	22.58	1,038	22.93	952	23.16	784	23.91	678	22.55
Unallocated	---	---	493	---	231	---	234	---	3	---
Total allowance for loan losses	$4,508	100.00%	$3,993	100.00%	$3,199	100.00%	$2,387	100.00%	$1,879	100.00%

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as hold-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2010, AFS securities totaled $67.0 million (excluding FHLB and FRB membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

As of June 30, 2010, the Company had no high risk derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2010, the Company's debt and other securities portfolio totaled $32.6 million, or 5.9% of total assets as compared to $19.9 million, or 3.6% of total assets at June 30, 2009. During fiscal 2010, the Bank had $10.2 million in maturities and $21.3 million in security purchases; another $1.6 million was acquired in the July 2009 acquisition of SBOC. Of the securities that matured, $5.7 million was called for early redemption. At June 30, 2010, the investment securities portfolio included $12.4 million in U.S. government and government agency bonds, of which $11.4 million is subject to early redemption at the option of the issuer, and $19.8 million in municipal bonds, of which $19.2 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $448,000 in other securities (including $191,000 estimated fair value in pooled trust preferred securities). Based on projected maturities, the weighted average life of the investment securities portfolio at June 30, 2010, was 40 months.  Membership stock held in the FHLB of Des Moines, totaling $2.6 million, and the FRB of St. Louis, totaling $583,000, was not included in the above totals.

At June 30, 2010, the Company owned four pooled trust preferred securities with a fair value of $191,000 and a book value of $1.5 million. The June 30, 2010, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of the three securities. For the fourth security, an analysis at December 31, 2008, indicated other-than temporary impairment (OTTI), and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and year ended June 30, 2009.  Analyses performed quarterly and at fiscal year end in 2010 indicated no further impairment of any securities owned by the Company.

Mortgage-Backed Securities. At June 30, 2010, MBS totaled $34.3 million, or 6.2%, of total assets as compared to $40.3 million, or 8.6%, of total assets at June 30, 2009. During fiscal 2010, the Bank had maturities and prepayments of $6.3 million and had no purchases of MBS. At June 30, 2010, the MBS portfolio included $207,000 in adjustable-rate MBS, $15.3 million in fixed-rate MBS and $18.8 million in fixed rate collateralized mortgage obligations (CMOs), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2010 was 29 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's debt and other securities portfolio at carrying value and membership stock at the dates indicated.

	At June 30,
	2010		2009		2008
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$12,414	34.64%	$3,279	13.39%	$4,019	26.39%
State and political subdivisions	19,769	55.17	13,623	55.60	6,031	39.59
FHLMC preferred stock	6	0.02	8	0.03	295	1.94
Other securities	442	1.23	3,000	12.24	1,563	10.26
FHLB membership stock	2,622	7.32	4,592	18.74	3,324	21.82
FRB membership stock	583	1.63	-	-	-	-
Total	$35,836	100.00%	$24,502	100.00%	$15,232	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2010.

	Available for Sale Securities June 30, 2010
	Amortized Cost	Fair Value	Tax-Equiv. Wtd.-Avg.Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$1,000	$1,009	5.14%
Due after 1 year but within 5 years	1,000	1,000	1.25
Due after 5 years but within 10 years	6,248	6,288	2.89
Due over 10 years	4,097	4,117	3.67
Total	12,345	12,414	3.19

State and political subdivisions:
Due within 1 year	25	25	5.70
Due after 1 year but within 5 years	80	83	7.21
Due after 5 years but within 10 years	2,483	2,503	4.75
Due over 10 years	16,764	17,158	6.00
Total	19,352	19,769	5.68

Other securities:
Due after 1 year but within 5 years	-	6	-
Due after 5 years but within 10 years	246	251	5.94
Due over 10 years	1,525	191	1.11
Total	1,771	448	1.44

No stated maturity:
FHLB membership stock	2,622	2,622	2.00
FRB membership stock	583	583	6.00
Total	3,205	3,205	2.73

Total debt and other securities	$36,673	$35,836	4.50%

The following table sets forth certain information at June 30, 2010 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2010
(In thousands)
Amounts due:
Within 1 year	$204
After 1 year through 3 years	308
After 3 years through 5 years	1,332
After 5 years	30,738
Total	$32,582

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2010, which have fixed, floating, or adjustable interest rates.

At June 30, 2010
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$32,378
Adjustable	204
Total	$32,582

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$7,317	$7,815	$10,163	$10,398	$13,114	$12,825
GNMA certificates	99	101	114	115	128	127
FNMA certificates	7,102	7,613	9,812	10,112	11,247	11,093
Collateralized mortgage obligations issued by government agencies	18,064	18,805	18,925	19,644	3,935	3,961
Total	$32,582	$34,334	$39,014	$40,269	$28,424	$28,006

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

Deposits. The Bank's depositors are generally residents and entities located in the State of Missouri or Arkansas. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing.

The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include radio and newspaper advertisements. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits at June 30, 2010:

Weighted Average Interest Rate at 6/30	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$28,795	6.81%
2.34	None	NOW Accounts	100	103,713	24.52
1.10	None	Savings Accounts	100	90,385	21.37
1.39	None	Money Market Deposit Accounts	1,000	7,480	1.77

		Certificates of Deposit
1.94	Less than 6 months	Fixed Rate/Term	1,000	9,129	2.16
1.54	Less than 6 months	IRA Fixed Rate/Term	1,000	733	0.17
2.42	7-12 months	Fixed Rate/Term	1,000	73,273	17.33
2.58	7-12 months	IRA Fixed Rate/Term	1,000	9,049	2.14
2.93	13-24 months	Fixed Rate/Term	1,000	35,971	8.51
2.80	13-24 months	IRA Fixed Rate/Term	1,000	4,396	1.04
1.00	13-24 months	IRA Variable Rate/Fixed Term	1,000	253	0.06
3.69	25-36 months	Fixed Rate/Term	1,000	29,123	6.89
3.77	25-36 months	IRA Fixed Rate/Term	1,000	7,379	1.74
4.03	48 months and more	Fixed Rate/Term	1,000	18,851	4.46
4.26	48 months and more	IRA Fixed Rate/Term	1,000	4,363	1.03

				$422,893	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2010. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$21,393
Over three through six months	15,891
Over six through twelve months	28,603
Over 12 months	19,639
Total	$85,526

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2010	2009	2008
	(In thousands)

0.00 - 0.99%	$5,577	$-	$-
1.00 - 1.99%	82,606	45,344	7,135
2.00 - 2.99%	57,961	51,949	33,105
3.00 - 3.99%	33,905	47,718	50,555
4.00 - 4.99%	10,737	13,898	48,414
5.00 - 5.99%	1,735	1,397	11,149

Total	$192,521	$160,306	$150,358

The following table sets forth the amount and maturities of all time deposits at June 30, 2010.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

0.00 – 0.99%	$5,577	$-	$-	$-	$-	$5,577	2.90%
1.00 – 1.99%	78,398	4,201	-	-	7	82,606	42.91
2.00 - 2.99%	40,116	14,311	3,159	375	-	57,961	30.11
3.00 - 3.99%	17,567	561	3,635	5,060	7,082	33,905	17.61
4.00 - 4.99%	6,073	2,137	1,966	561	-	10,737	5.58
5.00 - 5.99%	217	858	660	-	-	1,735	0.90

Total	$147,948	$22,068	$9,420	$5,996	$7,089	$192,521	100.00%

Deposit Flow

The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2010			2009			2008
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$28,795	6.81%	7,491	$21,304	6.83%	2,083	$19,221	6.58%	(3,055)
NOW checking	103,713	24.52	38,599	65,114	20.87	27,964	37,150	12.71	6,027
Savings accounts	90,385	21.37	31,787	58,598	18.78	(14,825)	73,423	25.12	(5,485)
Money market deposit	7,480	1.77	847	6,633	2.13	(5,472)	12,105	4.14	4,893
Fixed-rate certificates which mature(1):
Within one year	147,824	34.96	35,160	112,664	36.12	(17,217)	129,881	44.44	12,976
Within three years	31,359	7.42	(1,657)	33,016	10.58	19,698	13,318	4.56	4,565
After three years	13,085	3.09	(1,259)	14,344	4.60	7,468	6,876	2.35	2,282
Variable-rate certificates which mature: Within one year	124	0.03	(22)	146	0.05	(2)	144	0.05	(33)
Within three years	128	0.03	(8)	136	0.04	(3)	139	0.05	(1)
Total	$422,893	100.00%	$110,938	$311,955	100.00%	$19,698	$292,257	100.00%	$22,169

___________________________
(1)           At June 30, 2010, 2009 and 2008, certificates in excess of $100,000 totaled $85.5 million, $62.7 million and $58.2 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2010	2009	2008
	(In thousands)

Beginning Balance	$422,893	$292,257	$270,088

Net increase before interest credited	104,088	13,700	14,355
Interest credited	6,850	5,998	7,814
Net increase in deposits	110,938	19,698	22,169

Ending balance	$422,893	$311,955	$292,257

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

Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2010, the Bank had $43.5 million in FHLB advances, of which $34.5 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $9.0 million in borrowings, all of which had fixed rates and original maturities of five to seven years, and no short-term borrowings. An additional $3.0 million in credit from the FHLB had been utilized, at June 30, 2010, through the issuance of letters of credit to secure public unit deposits.  In order for the Bank to borrow from the FHLB, it has pledged $204.3 million of its residential and commercial real estate loans to the FHLB million (although the actual collateral required for advances taken and letters of credit issued amounts to $63.5 million) and has purchased $2.6 million in FHLB stock. At June 30, 2010, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $103.3 million, as compared to $52.5 million at June 30, 2009.

Additionally, the Bank is approved to borrow from the FRB’s discount window on a primary credit basis.  Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC.  The bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window.  As of June 30, 2010, the Bank was approved to borrow up to $30.7 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2010, the Bank had outstanding $30.4 million in repurchase agreements, as compared to $23.7 million at June 30, 2009.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds of the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp is using the net proceeds for working capital and investment in its subsidiaries.  Trust Preferred Securities qualify as Tier I Capital for regulatory purposes. See "Regulation" for further discussion on the treatment of the trust-preferred securities.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$-	$6,250	$5,550
Securities sold under agreements to repurchase	30,369	23,748	21,804
Total short-term borrowings	$30,369	$29,998	$27,354

Weighted average rate at year end	0.85%	0.73%	1.90%

The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
FHLB advances
Daily average balance	$57,399	$77,923	$58,526
Weighted average interest rate	4.68%	4.43%	5.25%
Maximum outstanding at any month end	$72,500	$92,675	$65,600

Securities sold under agreements to repurchase
Daily average balance	$27,674	$24,345	$20,567
Weighted average interest rate	0.84%	0.94%	3.31%
Maximum outstanding at any month end	$31,230	$27,819	$24,659

Subordinated Debt
Daily average balance	$7,217	$7,217	$7,217
Weighted average interest rate	3.15%	4.95%	7.47%
Maximum outstanding at month end	$7,217	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2010 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

REGULATION

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies, but does not change the banking regulatory agencies with jurisdiction over the Company and the Bank. The new law also establishes an independent federal consumer protection bureau within the FRB. The following discussion summarizes significant aspects of the new law that may affect the Bank and the Company. Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•
A new independent Consumer Financial Protection Bureau (CFPB) will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2013.

•	The deposit insurance assessment base will be the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities (TPS), but not TARP instruments, is eliminated, but TPS issued before May 21, 2010 by a bank holding company with assts of less than $15 billion as of December 31, 209 will continue to be eligible as Tier 1 capital. Under the Dodd-Frank Act, the federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Bank under the prompt corrective action regulations.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, not including the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

The Bank

General. As a state-chartered, federally-insured trust company with banking powers, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FRB and the Missouri Division of Finance and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2010, the Bank was in compliance with these reserve requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2010, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement. The Bank received $83,000 and $84,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2010 and 2009, respectively.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The general insurance limit is $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against a member bank of the Federal Reserve system after giving the FRB an opportunity to take such action.

Under its current rules, the FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC's risk-based assessment rules, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

In April 2010, the FDIC issued a proposed rule modifying the way assessments are determined. Under the proposed rule, for most institutions, initial base assessment rates would be 10 to 14 basis points for Risk Category I, 22 basis points for Risk Category II, 34 basis points for Risk Category III, and 50 basis points for Risk Category IV. After adjustments based on unsecured long-term debt, secured liabilities and brokered deposits, the total base assessment rates would be 5 to 21 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 29 to 61 basis points for Risk Category III, and 45 to 85 basis points for Risk Category IV. However, for large institutions (those with $10 billion or more of total assets for four consecutive quarters), the Risk Categories would not apply and new scorecard methods would be employed. Rates for all institutions would increase by 3 basis points effective January 1, 2011. New regulations on deposit assessments are expected due to requirements of the Dodd-Frank Act.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the "TLGP"), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a debt guarantee program, guaranteeing certain newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (or "NOW") accounts paying minimal or no annual interest, and Interest on Lawyers Trust Accounts ("IOLTA"), regardless of the amount. The Company and the Bank have not issued any debt under this program and their ability to do so expired on April 30, 2010. The Bank is discontinued participation in the transaction account guarantee program on June 30, 2010.  The program has been extended through the period ending December 31, 2010, with annualized program fees increasing from a flat 10 basis points to 15 basis points on transaction account balances over $250,000 for institutions assigned to Risk Category I for deposit insurance purposes (or 20 basis points for those in Risk Category II and 25 basis points for those in Risk Categories III and IV). Under the Dodd-Frank Act, noninterest-bearing transaction accounts (but not NOW or IOLTA accounts) will have unlimited deposit insurance coverage from December 30, 2010 through December 31, 2012; during this period, no program fees are currently expected. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2010 averaged 1.04 basis points of assessable deposits. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

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

A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The FRB may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

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

At June 30, 2010, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FRB determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard.

The American Recovery and Reinvestment Act of 2010. On February 17, 2010, President Obama signed The American Recovery and Reinvestment Act of 2010 ("ARRA") into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the "senior executive officers," a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement "say on pay" shareholder votes.  As a TARP recipient, the Company has taken the appropriate steps to comply with the foregoing restrictions and requirements, including a "say on pay" proposal in this year's proxy statement.

In February 2010, the Administration also announced its Financial Stability Plan and Homeowners Affordability and Stability Plan ("HASP"). The Financial Stability Plan is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

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

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act. For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer's ability to repay. For a new category of closed-end "higher-priced" mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans. For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures are to be provided within three business days following the receipt of an application for a closed-end home loan. The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2010, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2011, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2011. The Dodd-Frank Act requires the CFPB to establish an array of new rules protecting consumers in connection with residential mortgage loans and other loans.

Pending Legislation and Regulatory Proposals. As a result of the credit crisis and current financial conditions, federal and state legislators and agencies are considering a broad variety of legislative and regulatory proposals covering lending and related matters, risk management practices, supervision and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on the Company or the Bank and whether any of these initiatives will change the competitive landscape in the banking  industry.

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

Guidance on Real Estate Concentrations. On December 6, 2006, the federal banking agencies issued  guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk.

Capital Requirements. The FRB's minimum capital standards applicable to FRB-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FRB capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

The FRB's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FRB is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FRB. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FRB deems necessary.

FRB regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FRB believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FRB includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified.

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

The FRB has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of ASC Topic 320, formerly Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

FRB capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FRB capital regulations state that, where the FRB determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FRB may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

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

For a discussion of the Bank's capital position relative to its FRB Capital requirements at June 30, 2010, see Note 12 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

Federally insured banks are subject, with certain exceptions, to certain restrictions (including collateralization) on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

The SEC has adopted rules under which, if certain conditions are met, the holders of 3% of voting shares of the Company who have held their shares for three years may require the Company to include their nominees for board seats in proxy materials distributed by the Company.  "Smaller reporting companies", like the Company, will be subject to these new rules after a three-year phase-in period.

Bank Holding Company Regulation. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its non-banking affiliates will be subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of financial strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the Dodd-Frank Act, this policy is codified and rules to implement it will be established. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

Bad Debt Reserve. Historically, savings institutions, such as the Bank used to be, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to their loans, which are generally loans secured by certain interests in real property, historically has been computed using an amount based on the Bank's actual loss experience, in accordance with IRC Section 585(B)(2). Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to their net charge-offs.

The Bank’s average assets for the current year exceeded $500 million, thus classifying it as a large bank for purposes of IRC Section 585.  Under IRC Section 585(c)(3), a bank that becomes a large bank must change its method of accounting from the reserve method to a specific charge-off method under IRC Section 166.  The Bank’s deductions with respect to their loans are computed under the specific charge-off method.  The specific charge-off method will be used in the current year and all subsequent tax years.

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

Missouri Taxation

General.  Missouri-based banks, such as the Bank, are subject to a Missouri bank franchise and income tax.

Bank Franchise Tax.  The Missouri bank franchise tax is imposed on (i) the bank's taxable income at the rate of 7%, less credits for certain Missouri taxes, including income taxes.  However, the credits excludes taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation; and (ii) the bank's net assets at a rate of .033%.  Net assets are defined as total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation.

Income Tax. The Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income apportioned to Missouri at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank.

Arkansas Taxation

General.  Due to its loan activity and the acquisition of an Arkansas bank in the current year, the Bank is subject to an Arkansas income tax.  The tax is imposed on the Bank’s apportioned taxable income at a rate of 6%.

Audits

There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report.

PERSONNEL

As of June 30, 2010, the Company had 116 full-time employees and 28 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

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

To be profitable we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. If interest rates were to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans and investments. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. At June 30, 2010, $103.4 million, or 24.7% of our loan portfolio consisted of fixed rate one- to four-family residential real estate loans. In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities. A flat or inverted yield curve may also hurt our income, because it would reduce our ability to reinvest proceeds from loan and investment repayments at higher rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report as Exhibit 13.

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

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2013, and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                      Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2010.

Location	Year Opened	Building Net Book Value as of June 30, 2010	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine St. Poplar Bluff, Missouri	1966	$638	Owned	Owned

Branch Offices

502 Main St. Van Buren, Missouri	1982	15	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	51	Leased	Owned

4214 Highway PP Poplar Bluff, Missouri	2001	488	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	28	Owned	Owned

301 First St. Kennett, Missouri	2000	760	Owned	Owned

302 Washington St. Doniphan, Missouri	2001	535	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	89	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	897	Owned	Owned

100 W. Main St. Matthews, Missouri	2008	---	Leased	Leased

1727 W. Kingshighway Paragould, Arkansas	2009	628	Leased	Owned

2775 E. Nettleton Jonesboro, Arkansas	2009	348	Owned	Owned

100 N. Main Leachville, Arkansas	2009	103	Owned	Owned

601 N. Holman Brookland, Arkansas	2009	138	Owned	Owned

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2010.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2010.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/10-06/30/10 period	-	-	-	-
05/01/10-05/31/10 period	-	-	-	-
04/01/10-04/30/10 period	-	-	-	-

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

Item 8.    Financial Statements and Supplementary Data

Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2010 and 2009*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2010, 2009 and 2008*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2010, 2009 and 2008*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2010, 2009 and 2008*
(e)	Notes to Consolidated Financial Statements*
*           Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2010, was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2010, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: September 17, 2010	By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Principal Financial and Accounting Officer)

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 18, 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 18, 2010, a copy of which will be field not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Smith, Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2010, except for information contained under the heading "Compensation Committee Report" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2010. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

On January 20, 2005, the Company adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code was subsequently amended in 2010. The Code applies to all of the Company's directors, officers and employees. The Code may be reviewed at the Company's website, www.bankwithsouthern.com, by following the "investor relations" and "corporate governance" links.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 18, 2010, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 18, 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2010 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	105,500	$13.77	4,500
Equity Compensation Plans Not Approved By Security Holders	---	---	---
Capital Purchase Program Implemented by the U.S. Treasury	114,326	$12.53	n/a

Item 13.   Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 18, 2010, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.   Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements:

Part II, Item 8 is hereby incorporated by reference.

(a)(2)     Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)   Exhibits:

Regulation S-K Exhibit Number	Document		Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant		+
3(ii)	Bylaws of the Registrant		+
10	Material contracts:
	(a)	Registrant's 1994 Stock Option Plan	*
	(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
	(c)	Employment Agreements:	**
	(i)	Greg A. Steffens	**
	(d)	Director's Retirement Agreements
	(ii)	Samuel H. Smith	***
	(iii)	Sammy A. Schalk	****
	(iv)	Ronnie D. Black	****
	(v)	L. Douglas Bagby	****
	(vi)	Rebecca McLane Brooks	*****
	(vii)	Charles R. Love	*****
	(viii)	Charles R. Moffitt	*****
	(ix)	Dennis C. Robison	++
	(e)	Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings		11
13	2010 Annual Report to Stockholders		13
14	Code of Conduct and Ethics		14
21	Subsidiaries of the Registrant		21
23	Consent of Auditors		23
31	Rule 13a-14(a)/15d-14(a) Certifications		31
32	Section 1350 Certifications		32
99	31 C.F.R. section 30.15 Certification of Principal Executive and Financial Officer		99
_______________________
*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
+	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 17, 2010	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Samuel H. Smith Samuel H. Smith Chairman of the Board of Directors	September 17, 2010
By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive and Financial and Accounting Officer)	September 17, 2010
By:	/s/ Sammy A. Schalk Sammy A. Schalk Vice Chairman and Director	September 17, 2010
By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 17, 2010
By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 17, 2010
By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 17, 2010
By:	/s/ Charles R. Love Charles R. Love Director	September 17, 2010
By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 17, 2010
By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 17, 2010

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for 2010

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

13	2010 Annual Report to Stockholders

14	Code of Conduct and Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Auditors

23.2	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99	31 C.F.R. section 30.15 Certification of Principal Executive and Financial Officer