Form 10-Q
period 2010-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2010-11-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

                    Class                                                                                                                         Outstanding at November 12, 2010
Common Stock, Par Value $.01                                                                                                                                         2,087,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010, AND JUNE 30, 2010

	September 30, 2010	June 30, 2010
	(unaudited)
Assets
Cash and cash equivalents	$31,735,979	$33,383,278
Interest-bearing time deposits	990,000	1,089,000
Available for sale securities	64,950,035	66,965,413
Stock in FHLB of Des Moines	2,621,600	2,621,600
Stock in Federal Reserve Bank of St. Louis	583,100	583,100
Loans receivable, net of allowance for loan losses of $5,096,015 and $4,508,611 at September 30, 2010, and June 30, 2010, respectively

	435,723,960	418,682,927
Accrued interest receivable	3,572,616	3,043,324
Premises and equipment, net	7,555,535	7,650,244
Bank owned life insurance – cash surrender value	7,906,134	7,836,929
Intangible assets, net	1,531,337	1,604,372
Prepaid expenses and other assets	8,098,042	8,623,520
Total assets	$565,268,338	$552,083,707

Liabilities and Stockholders’ Equity
Deposits	$435,894,117	$422,892,907
Securities sold under agreements to repurchase	29,136,172	30,368,748
Advances from FHLB of Des Moines	43,500,000	43,500,000
Accounts payable and other liabilities	1,857,254	1,598,436
Accrued interest payable	885,447	857,418
Subordinated debt	7,217,000	7,217,000
Total liabilities	518,489,990	506,434,509

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,429,726	9,421,321

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,375,453	16,367,698
Retained earnings	33,984,978	33,060,723
Treasury stock of 869,250 shares at September 30, 2010, and June 30, 2010, at cost	(13,994,870)	(13,994,870)
Accumulated other comprehensive income	776,699	587,964
Total stockholders’ equity	46,778,348	45,649,198
Total liabilities and stockholders’ equity	$565,268,338	$552,083,707

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three months ended
	September 30,
	2010	2009
INTEREST INCOME:
Loans	$6,559,006	$6,198,124
Investment securities	318,292	230,886
Mortgage-backed securities	389,721	448,856
Other interest-earning assets	27,810	18,295
Total interest income	7,294,829	6,896,161

INTEREST EXPENSE:
Deposits	2,165,563	1,855,547
Securities sold under agreements to repurchase	63,420	50,225
Advances from FHLB of Des Moines	490,935	857,600
Subordinated debt	59,966	61,150
Total interest expense	2,779,884	2,824,522

NET INTEREST INCOME	4,514,945	4,071,639

PROVISION FOR LOAN LOSSES	642,681	210,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,872,264	3,861,639

NONINTEREST INCOME:
Customer service charges	382,765	340,007
Loan late charges	56,535	50,260
Increase in cash surrender value of bank owned life insurance	69,205	68,815
Other	311,054	245,092
Total noninterest income	819,559	704,174

NONINTEREST EXPENSE:
Compensation and benefits	1,668,443	1,499,893
Occupancy and equipment, net	447,442	477,442
DIF deposit insurance premium	150,855	121,034
Professional fees	72,506	83,962
Advertising	52,270	76,849
Postage and office supplies	74,913	105,504
Amortization of intangible assets	73,035	69,961
Other	406,124	748,053
Total noninterest expense	2,945,588	3,182,698

INCOME BEFORE INCOME TAXES	1,746,235	1,383,115

INCOME TAXES	443,643	193,400

NET INCOME	1,302,592	1,189,715
Less: effective dividend on preferred shares	127,818	127,338
Net income available to common shareholders	$1,174,774	$1,062,377

Basic earnings per common share	$0.56	$0.51
Diluted earnings per common share	$0.56	$0.51
Dividends per common share	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three months ended
	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,302,592	$1,189,715
Items not requiring (providing) cash:
Depreciation	181,585	170,743
MRP and SOP expense	7,755	6,116
(Gain) loss on sale of foreclosed assets	(26,128)	10,689
Amortization of intangible assets	73,035	69,961
Increase in cash surrender value of bank owned life insurance	(69,205)	(68,815)
Provision for loan losses	642,681	210,000
Net amortization (accretion) of premiums and discounts on securities	45,785	63,351
Deferred income taxes	-	(258,000)
Changes in:
Accrued interest receivable	(529,292)	(532,630)
Prepaid expenses and other assets	229,657	(277,439)
Accounts payable and other liabilities	258,819	(358,632)
Accrued interest payable	28,029	(111,364)
Net cash provided by operating activities	2,145,313	113,695

Cash flows from investing activities:
Net increase in loans	(17,500,109)	(22,084,750)
Net cash received in acquisitions	-	9,713,304
Proceeds from maturities of available for sale securities	9,648,873	5,925,410
Proceeds from maturity of interest-bearing time deposits	99,000	-
Purchases of available-for-sale securities	(7,379,701)	(4,199,272)
Purchases of premises and equipment	(86,876)	(31,905)
Investments in state & federal tax credits	-	(1,250,000)
Proceeds from sale of foreclosed assets	27,500	227,811
Net cash used in investing activities	(15,191,313)	(11,699,402)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	1,909,722	16,694,923
Net increase in certificates of deposits	11,091,487	13,817,331
Net decrease in securities sold under agreements to repurchase	(1,232,576)	(678,333)
Proceeds from Federal Home Loan Bank advances	-	26,625,000
Repayments of Federal Home Loan Bank advances	-	(38,025,000)
Dividends paid on common and preferred stock	(369,932)	(369,860)
Net cash provided by financing activities	11,398,701	18,064,061

(Decrease) increase in cash and cash equivalents	(1,647,299)	6,478,354
Cash and cash equivalents at beginning of period	33,383,278	8,074,465

Cash and cash equivalents at end of period	$31,735,979	$14,552,819

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$185,000	$382,000
Conversion of loans to other equipment	39,000	49,000

Cash paid during the period for:
Interest (net of interest credited)	$757,000	$1,110,000
Income taxes	26,000	429,000

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2010, Form 10-K, which was filed with the SEC, and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2010 and 2009.

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

	Fair Value Measurements at September 30, 2010, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$7,280,173	$-	$7,280,173	$-
State and political subdivisions	24,618,030	-	24,618,030	-
Other securities	471,986	-	471,986	-
FHLMC preferred stock	5,520	5,520	-	-
Mortgage-backed GSE residential	32,574,326	-	32,574,326	-

	Fair Value Measurements at June 30, 2010, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$12,413,977	$-	$12,413,977	$-
State and political subdivisions	19,769,116	-	19,769,116	-
Other securities	441,868	-	441,868	-
FHLMC preferred stock	6,000	6,000	-	-
Mortgage-backed GSE residential	34,334,451	-	34,334,451	-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at September 30, 2010.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2010:

	Fair Value Measurements at September 30, 2010, Using:
	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$1,836,468	$-	$-	$1,836,468
Foreclosed and repossessed assets held for sale	1,304,700	-	-	1,304,700

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

The estimated methodologies used, the estimated fair values, and the recorded book balances at September 30, and June 30, 2010, were as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$31,375	$31,375	$33,383	$33,383
Interest-bearing time deposits	990	990	1,089	1,089
Available-for-sale securities	64,950	64,950	66,965	66,965
Stock in FHLB	2,622	2,622	2,622	2,622
Stock in Federal Reserve Bank of St. Louis	583	583	583	583
Loans receivable, net	435,724	439,059	418,683	419,917
Accrued interest receivable	3,573	3,573	3,043	3,043
Financial liabilities
Deposits	435,894	440,400	422,893	426,738
Securities sold under agreements to repurchase	29,136	29,136	30,369	30,369
Advances from FHLB	43,500	47,377	43,500	47,010
Accrued interest payable	885	885	857	857
Subordinated debt	7,217	3,733	7,217	3,001
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The value of non-maturity deposits is estimated using a discounted cash flow analysis that applies the rates currently offered for similar products over the expected life of the deposits as defined by “decay rates” for similar products published by the Office of Thrift Supervision.  The carrying amounts of securities sold under agreements to repurchase approximate fair value.  Fair value of advances from the FHLB is estimated by discounting maturities using an estimate of the current market for similar instruments.  The fair value of subordinated debt is estimated using rates currently available to the Company for debt with similar terms and maturities.  The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates.  The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 3:  Securities

Available for sale securities are summarized as follows at fair value:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$7,249,733	$30,440	$-	$7,280,173
State and political subdivisions	23,700,193	927,556	(9,719)	24,618,030
Other securities	1,774,444	18,109	(1,320,567)	471,986
FHLMC preferred stock	-	5,520	-	5,520
Mortgage-backed GSE residential	31,010,770	1,563,564	(8)	32,574,326
Total investments and mortgage-backed securities	$63,735,140	$2,545,189	$(1,330,294)	$64,950,035

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,345,409	$68,568	$-	$12,413,977
State and political subdivisions	19,351,837	454,941	(37,661)	19,769,117
Other securities	1,771,299	4,306	(1,333,737)	441,868
FHLMC preferred stock	-	6,000	-	6,000
Mortgage-backed GSE residential	32,581,552	1,753,047	(148)	34,334,451
Total investments and mortgage-backed securities	$66,050,097	$2,286,862	$(1,371,546)	$66,965,413

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$25,000	$25,291
After one year but less than five years	80,000	88,613
After five years but less than ten years	6,523,045	6,630,878
After ten years	26,096,325	25,630,927
Total investment securities	32,724,370	32,375,709
Mortgage-backed securities	31,010,770	32,574,326
Total investments and mortgage-backed securities	$63,735,140	$64,950,035

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$25,189	$8	$-	$-	$25,189	$8
Other securities	-	-	207,393	1,320,567	207,393	1,320,567
Obligations of state and political subdivisions	2,410,758	9,719	-	-	2,410,758	9,719
Total investments and mortgage-backed securities	$2,435,947	$9,727	$207,393	$1,320,567	$2,643,340	$1,330,294

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$-	$-	$27,349	$148	$27,349	$148
Other securities	-	-	191,218	1,333,737	191,218	1,333,737
Obligations of state and political subdivisions	4,677,991	37,661	-	-	4,677,991	37,661
Total investments and mortgage-backed securities	$4,677,991	$37,661	$218,567	$1,333,885	$4,896,558	$1,371,546

Other securities.  At September 30, 2010, there were four pooled trust preferred securities with a fair value of $207,000 and unrealized losses of $1.3 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  The September 30, 2010 cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of these securities.  The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these securities included future additional default rates for the underlying financial institutions of 2% annually, for the next two years, with defaults of 36 basis points annually, thereafter.  Recoveries are assumed at a 36% to 47% rate on institutions currently deferring interest payments, and 10% for institutions projected to defer, following a two-year lag.  The projections assume that the securities will realize no recovery on defaulted participants.  The projections assume that institutions in excess of $15 billion will prepay their obligations (due to capital treatment under the regulatory reform bill recently passed) by 2013.  Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

At December 31, 2008, analysis of the fourth trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The discounted cash flow was based on anticipated default and recovery rates, amounts of prepayments, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security.  This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter of fiscal 2009, and for the twelve months ended June 30, 2009.  At September 30, 2010, cash flow analyses showed it is probable the Company will receive the entire remaining cost basis and related interest projected for the security, though interest payments remain deferred on the security.  The Company’s assumptions for this security included future additional default rates for the underlying financial institutions of 2% annually, for the next two years, and 36 basis points annually, thereafter.  No recoveries are assumed for institutions currently deferring interest payments, while a 10% recovery, following a two-year lag, is assumed for institutions projected to defer.  The projections assume that the securities will realize no recovery on defaulted participants.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at September 30, 2010.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended September 30, 2010 and 2009.

	Accumulated Credit Losses,
	Three-Month Periods
	Ended September 30,
	2010	2009
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans

Loans are summarized as follows:

	September 30,	June 30,
	2010	2010
Real Estate Loans:
Conventional	$157,807,366	$158,494,230
Construction	31,101,516	27,951,418
Commercial	131,525,169	121,525,818
Consumer loans	26,362,380	26,323,936
Commercial loans	105,164,116	97,480,888
	451,960,547	431,776,290
Loans in process	(11,245,079)	(8,705,521)
Deferred loan fees, net	104,507	120,769
Allowance for loan losses	(5,096,015)	(4,508,611)
Total loans	$435,723,960	$418,682,927

Note 5:  Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2010	2010

Non-interest bearing accounts	$28,700,462	$28,795,215
NOW accounts	110,579,045	103,712,619
Money market deposit accounts	6,385,095	7,479,938
Savings accounts	86,617,414	90,384,521
Certificates	203,612,101	192,520,614
Total deposits	$435,894,117	$422,892,907

Note 6:  Comprehensive Income

The Company’s comprehensive income for the three-month periods ended September 30, 2010 and 2009, was as follows:

	Three months ended
	September 30,
	2010	2009

Net income	$1,302,592	$1,189,715
Other comprehensive income:
Unrealized gains on securities available-for-sale	299,557	1,145,347
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	22	17,185
Tax expense	(110,844)	(430,137)
Total other comprehensive income	188,735	732,395
Comprehensive income	$1,491,327	$1,922,110

Note 7:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three-month periods ended September 30, 2010 and 2009.

	Three months ended
	September 30,
	2010	2009

Net income	$1,302,592	$1,189,715
Dividend payable on preferred stock	127,818	127,338
Net income available to common shareholders	$1,174,774	$1,062,377

Average Common shares – outstanding basic	2,084,112	2,083,370
Stock options under treasury stock method	27,100	2,385
Average Common shares – outstanding diluted	2,111,212	2,085,755

Basic earnings per common share	$0.56	$0.51
Diluted earnings per common share	$0.56	$0.51

The Company had 181,000 exercisable stock options and warrants outstanding at September 30, 2009, with an exercise price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.  At September 30, 2010, no options outstanding had an exercise price exceeding the market price.

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

Note 9:  Employee Stock Ownership Plan

The Company established a tax-qualified ESOP in April 1994. The plan is currently in the process of merging with the Company’s 401(k) Retirement Plan (the Plan).  Both plans cover substantially all employees who are at least 21 years of age and who have completed one year of service.  The Company’s intent is to make discretionary contributions to the Plan for fiscal 2011.  The Company has been accruing $82,500 per quarter for these benefit expenses during this fiscal year.

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

Note 12:  Recent Accounting Pronouncements

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature, extent, and financial impact and segment information concerning troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The Company is currently assessing the effects of adopting the provisions of ASU 2010-20 and will provide the required disclosure in the December 31, 2010 Form 10-Q.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this update did not have a material effect on the Company’s financial statements.

In April 2010, the FASB issued FASB ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff, 13 full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, and Matthews, Missouri, and Paragould, Jonesboro, Brookland, and Leachville, Arkansas, and a loan production office located in Springfield, Missouri.

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

The consolidated balance sheet of the Company as of June 30, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2010, and the results of operations for the three-month periods ended September 30, 2010 and 2009, respectively.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2010 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 10 in the Company’s 2010 Annual Report.

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment.  The net interest margin represents interest income earned on interest-earning assets (primarily mortgage loans, commercial loans and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily certificates of deposit, savings, interest-bearing demand deposit accounts, repurchase agreements, and borrowed funds), as a percentage of average interest-earning assets.  Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates.  This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger.  Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first three months of fiscal 2011, we grew our balance sheet by $13.2 million; this growth reflected a $17.0 million increase in net loans; a $2.0 million decrease in available-for-sale investments; and a $1.7 million decrease in cash and cash equivalents.  Deposits increased $13.0 million, securities sold under agreements to repurchase were down $1.2 million, and Federal Home Loan Bank (FHLB) advances were unchanged.  Growth in loans was primarily comprised of commercial real estate and commercial loans.  Deposit growth was primarily in certificates of deposit and interest-bearing transaction accounts.

In December 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), which is one component of its Troubled Asset Relief Program (TARP).  The Treasury invested $9.6 million in perpetual preferred stock carrying a dividend of 5% for the first five years, increasing to 9% thereafter.  Treasury created the CPP to build capital at U.S. financial institutions in order to increase the flow of financing to U.S. businesses and consumers, and to support the U.S. economy.  In the 22 months since the issuance of the preferred stock to the Treasury, the Company has increased loan balances by approximately $87.8 million, or 24.9%.  Additionally, the Company has contributed to the accomplishment of Treasury’s objective by leveraging the investment to support the purchase of U.S. government agency bonds and mortgage-backed securities, and municipal debt, helping to improve the availability of credit in two markets that experienced distress in the financial market downturn.  Since the preferred stock issuance, the Company has increased its securities portfolio balance by $23.4 million, or 57.9%.  Much of these securities purchases likely would not have been made by the Company, absent the Treasury investment.  Including both securities and direct loans, the Company has increased its investment in credit markets by approximately $111.2 million, or 28.3%, since the preferred stock issuance.

Net income for the first three months of fiscal 2011 increased 9.5% to $1.3 million, as compared to $1.2 million earned during the same period of the prior year.  After accounting for preferred stock dividends of $128,000 in the first three months of the fiscal year, net earnings available to common shareholders increased 10.6%, to $1.2 million.  The increase in net income compared to the year-ago period was primarily due to a $443,000, or 10.9%, increase in net interest income, attributable to growth in interest-earning assets; a $115,000, or16.4%, increase in noninterest income, attributable to increased NSF activity and income generated from ATM network transactions; and a decrease of $237,000, or 7.4% in noninterest expense, attributable to a recovery of provisions for off-balance sheet credit exposures, lower operating expenses (the comparable quarter of the prior fiscal year included additional expenses relating to the acquisition of the Southern Bank of Commerce), and inclusion in the prior year period of charges to write down the carrying value of fixed assets.  These improvements were partially offset by an increase of $433,000, or 206.0%, in provisions for loan losses, and an increase in income tax provisions of $250,000, or 129.4%, attributable primarily to the inclusion in the prior year period of tax benefits resulting from the Southern Bank of Commerce (SBOC) acquisition.  Diluted net income per common share available to common stockholders for the first three months of fiscal 2011 totaled $0.56, as compared to $0.51 for the first three months of fiscal 2010.

Short-term market rates remained at very low levels during the first three months of fiscal 2011; medium- and long-term rates declined, but the curve remained quite steep, relative to recent historical norms – the steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries – those purchases ended in the first calendar quarter of 2010, but discussion in the third quarter began to focus on additional “quantitative easing” initiatives that could be undertaken by the Fed.  From July 1, 2010, to September 30, 2010, the six-month treasury bill rate declined three basis points (to yield 0.19%); the two-year treasury note decreased 19 basis points (to yield 0.42%); the five-year treasury note decreased 52 basis points (to yield 1.27%); and the ten-year treasury bond decreased 44 basis points (to yield 2.53%).  In this rate environment, our net interest margin decreased eight basis points when comparing the first three months of fiscal 2011 to the same period of the prior year, due primarily to changes in our balance sheet composition resulting from strong deposit growth.

The Company’s net income is also affected by the level of its non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM network and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, deposit insurance assessments, advertising, postage and office expenses, insurance, professional fees, and other general operating expenses.  During the three-month period ended September 30, 2010, non-interest income increased 16.4% compared to the same period of the prior fiscal year, primarily attributable to increased NSF activity and ATM network fees.  Non-interest expense decreased for the three-month period ended September 30, 2010, by 7.4%, compared to the same period of the prior fiscal year, primarily due to the inclusion in the prior year period of expenses relating to the SBOC acquisition and charges to write down the carrying value of fixed assets, as well as a recovery in the current period of provisions for off-balance sheet credit exposure.

In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 loss realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 loss realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available (see Note 3: Securities, of the Notes to Condensed Consolidated Financial Statements).  All of these investments are described in the table below, as of September 30, 2010:

		Unrealized		S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$5,520	$5,520	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(118,099)	6,901	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	478,496	(293,856)	184,640	CCC-	Ba2
Trapeza CDO XIII, Ltd., class B	483,667	(472,835)	10,832	NR	Caa3
Preferred Term Securities XXIV, Ltd., class B1	440,798	(435,778)	5,020	NR	Caa3
Totals	$1,527,961	$(1,315,048)	$212,913

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

Comparison of Financial Condition at September 30, 2010, and June 30, 2010

The Company’s total assets increased by $13.2 million, or 2.4%, to $565.3 million at September 30, 2010, as compared to $552.1 million at June 30, 2010.  Loans, net of the allowance for loan losses, increased $17.0 million, or 4.1%, to $435.7 million at September 30, 2010, as compared to $418.7 million at June 30, 2010.  Commercial real estate loans grew $10.0 million, commercial loans grew $7.7 million, and construction loans grew $3.2 million; residential real estate loans were down $687,000.  Available-for-sale investment balances decreased by $2.0 million, or 3.0%, to $65.0 million at September 30, 2010, as compared to $67.0 million at June 30, 2010.

Asset growth during the first three months of fiscal 2011 has been funded with deposit growth, which totaled $13.0 million, or 3.1%, bringing deposit balances to $435.9 million at September 30, 2010, as compared to $422.9 million at June 30, 2010.  Growth was attributed to continued strong growth in the Company’s reward checking product, and use of the State of Missouri’s linked-deposit program.  The increase reflected growth of $11.1 million in certificates of deposit and a $6.9 million increase in interest-bearing checking accounts; passbook and statement savings were down $3.8 million, and money market deposit accounts were down $1.1 million.  Certificate of deposit growth included just $294,000 in new brokered CD funding, which totaled $7.3 million at September 30, 2010.  Public unit deposits were up $6.2 million, due primarily to the linked deposit program noted above.  Net retail, non-brokered deposits were up $6.5 million.  FHLB advances remained at $43.5 million at September 30, 2010, unchanged from June 30, 2010.  Securities sold under agreements to repurchase totaled $29.1 million at September 30, 2010, a decrease of $1.2 million, or 4.1%, compared to $30.4 million at June 30, 2010.

Total stockholders’ equity increased $1.1 million, or 2.5%, to $46.8 million at September 30, 2010, as compared to $45.6 million at June 30, 2010.  The increase was due to retention of net income and an increase in the market value of the Company’s available-for-sale investment portfolio, net of tax, partially offset by cash dividends paid on common and preferred shares.

Average Balance Sheet for the Three-Month Periods Ended September 30, 2010 and 2009

The tables below and on the following page present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three-month periods ending September 30, 2010 and 2009.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended September 30, 2010			Three-month period ended September 30, 2009
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$309,415,228	$4,789,608	6.19	$275,129,828	$4,391,690	6.38
Other loans (1)	125,278,531	1,769,398	5.65	121,506,779	1,806,434	5.95
Total net loans	434,693,759	6,559,006	6.04	396,636,607	6,198,124	6.29
Mortgage-backed securities	31,873,259	389,721	4.89	38,193,234	448,856	4.70
Investment securities (2)	36,777,616	318,292	3.46	24,277,073	230,886	3.80
Other interest earning assets	26,093,987	27,810	0.43	9,787,320	18,295	0.75
Total interest earning assets (1)	529,438,621	7,294,829	5.51	468,894,234	6,896,161	5.91
Other noninterest earning assets (3)	25,756,844	-		27,438,166	-
Total assets	$555,195,465	$7,294,829		$496,332,400	$6,896,161

Interest bearing liabilities:
Savings accounts	$87,272,146	$275,345	1.26	$60,704,482	$183,574	1.21
NOW accounts	106,839,703	709,640	2.66	70,774,585	418,865	2.37
Money market deposit accounts	6,560,495	22,984	1.40	5,259,111	16,342	1.24
Certificates of deposit	198,817,865	1,157,594	2.33	187,278,965	1,236,766	2.64
Total interest bearing deposits	399,490,209	2,165,563	2.17	324,017,143	1,855,547	2.29
Borrowings:
Securities sold under agreements to repurchase	29,368,799	63,420	0.86	24,681,996	50,225	0.81
FHLB advances	43,500,000	490,935	4.51	71,331,522	857,600	4.81
Subordinated debt	7,217,000	59,966	3.32	7,217,000	61,150	3.39
Total interest bearing liabilities	479,576,008	2,779,884	2.32	427,247,661	2,824,522	2.64
Noninterest bearing demand deposits	28,435,367	-		24,205,197	-
Other noninterest bearing liabilities	941,081	-		2,172,740	-
Total liabilities	508,952,456	2,779,884		453,625,598	2,824,522
Stockholders’ equity	46,243,009	-		42,706,802	-
Total liabilities and stockholders' equity	$555,195,465	$2,779,884		$496,332,400	$2,824,522

Net interest income		$4,514,945			$4,071,639

Interest rate spread (4)			3.19			3.27
Net interest margin (5)			3.41			3.49

Ratio of average interest-earning assets to average interest-bearing liabilities	110.40%			109.75%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $7.6 million and $7.9 million, respectively, for the three-month period ending September 30, 2010, as compared to $9.1 million and $7.6 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three-month periods ended September 30, 2010 and 2009

General.  Net income for the three-month period ended September 30, 2010, was $1.3 million, an increase of $113,000, or 9.5%, as compared to the $1.2 million in net income for the same period of the prior fiscal year.  After preferred dividends of $128,000 paid in the three-period, net income available to common shareholders was $1.2 million, an increase of $112,000, or 10.6%, as compared to $1.1 million in net income available to common shareholders in the same period of the prior fiscal year.  Basic and diluted net income available to common shareholders for the three-month period ended September 30, 2010, was $0.56, an increase of $0.05, or 9.8%, as compared to $0.51 in basic and diluted net income available to common shareholders in the same period of the prior year.  Our annualized return on average assets for the three-month period ended September 30, 2010, was 0.94%, compared to 0.96% for the same period of the prior fiscal year.  Our return on average common stockholders’ equity for the three-month period ended September 30, 2010, was 12.8%, equal to the return on average common stockholder’s equity for the same period of the prior fiscal year.

Net Interest Income.  Net interest income for the three-month period ended September 30, 2010, was $4.5 million, an increase of $443,000, or 10.9%, as compared to the same period of the prior fiscal year.  The increase reflected our growth initiatives, which resulted in a 12.9% increase in the average balance of interest-earning assets (and a 12.3% increase in the average balance of interest-bearing liabilities), for the three-month period ended September 30, 2010, compared to the same period of the prior fiscal year.  Our average interest rate spread for the three-month period ended September 30, 2010, was 3.19%, as compared to 3.27% for the same period of the prior fiscal year.  The eight basis point decrease in interest rate spread for the three-month period resulted from a 40 basis point decrease in the average yield on interest-earning assets, partially offset by a 32 basis point decrease in the average cost of interest-bearing liabilities – the decline in our interest rate spread was attributed to larger cash balances, earning relatively low rates, which was generated partially by growth in our rewards checking product, paying an above-market rate.  Our net interest margin for the three-month period ended September 30, 2010, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.41%, compared to 3.49% in the same period of the prior fiscal year.

Interest Income.  Total interest income for the three-month period ended September 30, 2010, was $7.3 million, an increase of $399,000, or 5.8%, compared to the amount earned in the same period of the prior fiscal year. The improvement was due to the increase of $60.5 million, or 12.9%, in the average balance of interest-earning assets for the three-month period ended September 30, 2010, as compared to the same period of the prior fiscal year, partially offset by the 40 basis point decrease in the average interest rate earned.  For the three-month period ended September 30, 2010, the average interest rate on interest-earning assets was 5.51%, as compared to 5.91% for the same period of the prior fiscal year.

Interest Expense.  Total interest expense for the three-month period ended September 30, 2010, was $2.8 million, a decrease of $45,000, or 1.6%, as compared to the same period of the prior fiscal year.  The lower expense was due to a 32 basis point decrease in the average cost of those liabilities for the three-month period ended September 30, 2010, compared to the same period of the prior fiscal year, and was partially offset by the $52.3 million, or 12.2%, increase in the average balance of interest-bearing liabilities.  For the three-month period ended September 30, 2010, the average interest rate on interest-bearing liabilities was 2.32%, as compared to 2.64% for the same periods of the prior fiscal year.

Provisions for Loan Losses.  Provisions for loan losses for the three-month period ended September 30, 2010, were $643,000, as compared to $210,000 for the same period of the prior fiscal year.  The increase was attributed to management’s continuous analysis of the loan portfolio and the allowance for loan losses, which indicated provisions were required to maintain the allowance at the appropriate level.  In fiscal years 2010 and 2009, respectively, provisions totaled 23 and 32 basis points as a percentage of average loans outstanding, compared to net charge offs of ten basis points in both fiscal 2010 and 2009.  By comparison, annualized provisions in fiscal year 2011 to date have totaled 59 basis points, while annualized net charge offs have totaled five basis points.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Non-interest Income.  Non-interest income for the three-month period ended September 30, 2010, was $820,000, an increase of $115,000, or 16.4%, as compared to the same period of the prior fiscal year.  The increase for the three-month period was primarily due to increased NSF fee collection, and ATM network charges, attributable to continued strong growth in transaction account relationships and activity.

Non-interest Expense.  Non-interest expense for the three-month period ended September 30, 2010, was $2.9 million, a decrease of $237,000, or 7.4%, as compared to the same period of the prior fiscal year.  The decrease for the three-month period was attributed primarily to lower operating expenses (the comparable quarter of the prior fiscal year included additional expenses relating to the SBOC acquisition), inclusion in the prior year period of charges to write down the carrying value of fixed assets, and a recovery of provisions for off-balance sheet credit exposures.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.  Our efficiency ratio, determined by dividing total non-interest expense by the sum of net interest income and non-interest income, was 55.2% for the three-month period ended September 30, 2010, as compared to 66.2% for the same period of the prior fiscal year.

Income Taxes.  Provisions for income taxes for the three-month period ended September 30, 2010, were $444,000, an increase of $250,000, or 129.4%, as compared to provisions for the same period of the prior fiscal year.  The increase for the three-month period was attributed to the inclusion in the prior year period of tax benefits resulting from the SBOC acquisition, and higher pre-tax income in the current fiscal year.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three month periods ended September 30, 2010 and 2009:

	2011	2010
Balance, beginning of period	$4,508,611	$3,992,961
Loans charged off:
Residential real estate	(54,407)	(26,079)
Commercial business	(200)	-
Consumer	(6,754)	(5,719)
Gross charged off loans	(61,361)	(31,798)
Recoveries of loans previously charged off:
Commercial business	2,850	-
Commercial real estate	355	-
Consumer	2,879	1,199
Gross recoveries of charged off loans	6,084	1,199
Net charge offs	(55,277)	(30,599)
Provision charged to expense	642,681	210,000
Balance, end of period	$5,096,015	$4,172,362

Ratio of net charge offs during the period to average	0.05%	0.01%
loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $587,000 to $5.1 million at September 30, 2010, from $4.5 million at June 30, 2010; the increase was due to provisions required under the Company’s analysis of its loan portfolio, due mostly to changes in how the Company assessed its off-balance sheet credit risk.

At September 30, 2010, the Company had $7.7 million, or 1.4% of total assets, adversely classified ($7.6 million classified “substandard”; $93,000 classified “doubtful”; and none classified “loss”), as compared to adversely classified assets of $8.0 million, or 1.4% of total assets at June 30, 2010, and $11.8 million, or 2.3% of total assets, adversely classified at September 30, 2009.  Classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment, as well as the entirety of the Company’s investments in pooled trust preferred securities (see “Executive Summary”).  Of our classified loans, the Company had ceased recognition of interest on loans totaling $174,000.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

	9/30/2010	6/30/2010	9/30/2009
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$150,000	$163,000	$407,000
Construction	-	-	113,000
Commercial real estate	25,000	51,000	741,000
Commercial business	10,000	43,000	99,000
Consumer	61,000	75,000	167,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	246,000	332,000	1,527,000
Non-performing investments	125,000	125,000	125,000
Foreclosed real estate or other real estate owned	1,305,000	1,501,000	1,032,000
Other repossessed assets	101,000	90,000	148,000
Total nonperforming assets	$1,777,000	$2,048,000	$2,832,000
Percentage nonperforming assets to total assets	0.31%	0.37%	0.55%
Percentage nonperforming loans to net loans	0.06%	0.08%	0.38%

At September 30, 2010, non-performing assets totaled $1.8 million, down from $2.0 million at June 30, 2010, and $2.8 million at September 30, 2009.  The decrease from fiscal year end was attributed primarily to the disposition of foreclosed real estate, while the decrease from a year ago period was attributable mainly to the resolution of problem credits acquired as part of the merger with Southern Bank of Commerce in July 2009.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).  The Company has no troubled debt restructurings as of September 30, 2010.

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

At September 30, 2010, the Company had outstanding commitments and approvals to fund approximately $70.7 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At September 30, 2010, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $150.5 million, of which $43.5 million had been advanced (additionally, letters of credit totaling $13.0 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $225.9 million, which means $169.4 million in borrowings remain available, subject to available collateral.  Also, at September 30, 2010, the Bank had pledged a total of $58.4 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $39.2 million in primary credit borrowings from the  Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of September 30, 2010, and June 30, 2010, the Bank met all applicable adequacy requirements.

The Federal Reserve has in place qualifications for banks to be classified as “well-capitalized.”  As of September 30, 2010, the most recent notification from the Federal Reserve categorized the Bank as “well-capitalized.”  There were no conditions or events since the Federal Reserve notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to Risk-Weighted Assets)	$ 51,651,000	12.28%	$ 33,660,000	8.00%	$ 42,075,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	46,386,000	11.02%	16,830,000	4.00%	25,245,000	6.00%

Tier I Capital (to Average Assets)	46,386,000	8.39%	22,118,000	4.00%	27,648,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)	$ 50,474,000	12.50%	$ 32,305,000	8.00%	$ 40,382,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	45,423,000	11.25%	16,153,000	4.00%	24,229,000	6.00%

Tier I Capital (to Average Assets)	45,423,000	8.36%	21,742,000	4.00%	27,178,000	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first three months of fiscal year 2011, fixed rate 1- to 4-family residential loan production totaled $3.8 million, as compared to $5.0 million during the same period of the prior year. At September 30, 2010, the fixed rate residential loan portfolio was $102.1 million with a weighted average maturity of 193 months, as compared to $105.6 million at September 30, 2009, with a weighted average maturity of 193 months.  The Company originated $5.6 million in adjustable-rate residential loans during the three-month period ended September 30, 2010, as compared to $2.9 million during the same period of the prior year.  At September 30, 2010, fixed rate loans with remaining maturities in excess of 10 years totaled $82.7 million, or 19.0% of net loans receivable, as compared to $85.2 million, or 21.0% of net loans receivable at September 30, 2009.  The Company originated $20.2 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2010, as compared to $10.1 million during the same period of the prior year.  At September 30, 2010, the fixed rate commercial and commercial real estate loan portfolio was $140.6 million with a weighted average maturity of 31.5 months, compared to $123.3 million at September 30, 2009, with a weighted average maturity of 35.7 months.  The Company originated $16.9 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2010, as compared to $17.2 million during the same period of the prior year.  At September 30, 2010, adjustable-rate home equity lines of credit totaled $13.3 million, as compared to $11.7 million at September 30, 2010.  At September 30, 2010, the Company’s investment portfolio had a weighted-average life of 3.2 years, compared to 3.9 years at September 30, 2010.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2010, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$54,986	$3,446	7%	9.88%	0.85%
+200	54,459	2,919	6%	9.70%	0.67%
+100	53,479	1,939	4%	9.44%	0.41%
NC	51,540	-	-	9.03%	-
-100	49,425	(2,115)	-4%	8.59%	-0.44%
-200	47,186	(4,354)	-8%	8.14%	-0.89%
-300	46,700	(4,840)	-9%	7.98%	-1.05%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2010, was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2010 thru 7/31/2010	-	-	-	-
8/1/2010 thru 8/31/2010	-	-	-	-
9/1/2010 thru 9/30/2010	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

(1)	The election of the following nominees as directors of the Company

(a)	Mr. Schalk:
	VOTES	FOR	WITHELD	BROKER NON-VOTES
	1,836,548	1,324,771	14,608	497,169

(b)	Mr. Love:
	VOTES	FOR	WITHELD	BROKER NON-VOTES
	1,836,548	1,324,771	14,608	497,169

(c)	Mr. Moffitt:
	VOTES	FOR	WITHELD	BROKER NON-VOTES
	1,836,548	1,324,771	14,608	497,169

(2)	Approveal of the (non-binding) resolution to approve executive compensation; and
	VOTES	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
	1,339,379	1,283,886	18,744	36,749	497,169

(3)	The ratification of the appointment of BKD, LLP as the Company’s independent auditors for the fiscal year ending June 30, 2011:
	VOTES	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
	1,339,379	1,320,657	13,359	5,363	497,169

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	(3) (a)	Certificate of Incorporation of the Registrant+
	(3) (b)	Bylaws of the Registrant+
	(4)	Form of Stock Certificate of Southern Missouri Bancorp++
	10	Material Contracts
		(a)	Registrant’s Stock Option Plan+++
		(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans+++
		(c)	Employment Agreements
			(i)	Greg A. Steffens*
		(d)	Director’s Retirement Agreements
			(i)	Samuel H. Smith**
			(ii)	Sammy A. Schalk***
			(iii)	Ronnie D. Black***
			(iv)	L. Douglas Bagby***
			(v)	Rebecca McLane Brooks****
			(vi)	Charles R. Love****
			(vii)	Charles R. Moffitt****
			(viii)	Dennis Robison*****
		(e)	Tax Sharing Agreement***
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999
++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++	Filed as an exhibit to the registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 12, 2010	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)