Form 10-Q
period 2010-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2011-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2011
Common Stock, Par Value $.01	2,097,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010, AND JUNE 30, 2010

	December 31, 2010	June 30, 2010
	(unaudited)
Assets
Cash and cash equivalents	$29,094,325	$33,383,278
Interest-bearing time deposits	891,000	1,089,000
Total cash equivalents	29,985,325	34,472,278
Available for sale securities	69,195,978	66,965,413
Stock in FHLB of Des Moines	2,945,200	2,621,600
Stock in Federal Reserve Bank of St. Louis	583,100	583,100
Loans receivable, net of allowance for loan losses of $5,299,824 and $4,508,611 at December 31, 2010, and June 30, 2010, respectively	559,816,626	418,682,927
Accrued interest receivable	4,501,659	3,043,324
Premises and equipment, net	7,890,583	7,650,244
Bank owned life insurance – cash surrender value	7,975,695	7,836,929
Intangible assets, net	2,083,254	1,604,372
Prepaid expenses and other assets	3,273,897	8,623,520
Total assets	$688,251,317	$552,083,707

Liabilities and Stockholders’ Equity
Deposits	$560,993,018	$422,892,907
Securities sold under agreements to repurchase	31,813,604	30,368,748
Advances from FHLB of Des Moines	33,500,000	43,500,000
Accounts payable and other liabilities	2,733,761	1,598,436
Accrued interest payable	979,266	857,418
Subordinated debt	7,217,000	7,217,000
Total liabilities	637,236,649	506,434,509

Commitments and contingencies	-	-
Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,438,246	9,421,321
Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,381,080	16,367,698
Retained earnings	39,182,680	33,060,723
Treasury stock of 869,250 shares at December 31, 2010, and June 30, 2010, at cost	(13,994,870)	(13,994,870)
Accumulated other comprehensive income (loss)	(198,830)	587,964
Total stockholders’ equity	51,014,668	45,649,198
Total liabilities and stockholders’ equity	$688,251,317	$552,083,707

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
INTEREST INCOME:
Loans	$6,832,334	$6,136,721	$13,391,340	$12,334,845
Investment securities	315,935	279,077	634,227	509,963
Mortgage-backed securities	356,998	452,432	746,719	901,288
Other interest-earning assets	34,063	25,570	61,873	43,865
Total interest income	7,539,330	6,893,800	14,834,159	13,789,961

INTEREST EXPENSE:
Deposits	2,252,760	2,005,338	4,418,323	3,860,885
Securities sold under agreements to repurchase	71,252	53,028	134,672	103,253
Advances from FHLB of Des Moines	395,695	734,900	886,630	1,592,500
Subordinated debt	56,099	56,010	116,065	117,160
Total interest expense	2,775,806	2,849,276	5,555,690	5,673,798

NET INTEREST INCOME	4,763,524	4,044,524	9,278,469	8,116,163

PROVISION FOR LOAN LOSSES	273,528	259,604	916,209	469,604

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,489,996	3,784,920	8,362,260	7,646,559

NONINTEREST INCOME:
Customer service charges	391,369	350,476	774,134	690,483
Loan late charges	59,416	51,325	115,951	101,585
Increase in cash surrender value of bank owned life insurance	69,561	68,819	138,766	137,634
Bargain purchase gain on acquisition	6,996,750	-	6,996,750	-
Other	349,686	320,494	660,740	565,586
Total noninterest income	7,866,782	791,114	8,686,341	1,495,288

NONINTEREST EXPENSE:
Compensation and benefits	1,852,860	1,623,026	3,521,303	3,122,919
Occupancy and equipment, net	715,499	441,967	1,162,941	919,409
DIF deposit insurance premium	152,202	147,925	303,057	268,959
Professional fees	251,693	91,759	324,199	175,721
Advertising	47,536	66,075	99,806	142,924
Postage and office supplies	93,638	95,935	168,551	201,439
Amortization of intangible assets	73,035	73,035	146,070	142,996
Other	592,780	445,258	998,904	1,193,311
Total noninterest expense	3,779,243	2,984,980	6,724,831	6,167,678

INCOME BEFORE INCOME TAXES	8,577,535	1,591,054	10,323,770	2,974,169

INCOME TAXES	3,001,381	427,900	3,445,024	621,300

NET INCOME	5,576,154	1,163,154	6,878,746	2,352,869
Less: dividend and discount accretion on preferred shares	127,895	127,445	255,713	254,783
Net income available to common shareholders	5,448,259	1,035,709	6,623,033	2,098,086

Basic earnings per common share	$2.61	$0.50	$3.18	$1.01
Diluted earnings per common share	$2.56	$0.50	$3.11	$1.01
Dividends per common share	$0.12	$0.12	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

	Six months ended
	December 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$6,878,746	$2,352,869
Items not requiring (providing) cash:
Depreciation	358,575	367,339
MRP and SOP expense	13,381	10,652
Gain on sale of foreclosed assets	(15,321)	(2,858)
Amortization of intangible assets	146,070	142,996
Increase in cash surrender value of bank owned life insurance	(138,766)	(137,634)
Provision for loan losses and off-balance sheet credit exposures	916,209	469,604
Net amortization of premiums and discounts on securities	152,718	106,094
Bargain purchase gain on acquisition	(6,996,750)	-
Deferred income taxes	2,623,781	(328,000)
Changes in:
Accrued interest receivable	(601,199)	(246,646)
Prepaid expenses and other assets	3,248,886	(1,633,332)
Accounts payable and other liabilities	756,362	(220,986)
Accrued interest payable	37,681	(191,723)
Net cash provided by operating activities	7,380,373	688,375

Cash flows from investing activities:
Net increase in loans	(27,180,007)	(19,706,225)
Net cash received in acquisitions	38,249,286	9,713,304
Proceeds from maturities of available for sale securities	14,780,883	7,842,589
Net redemptions of Federal Home Loan Bank stock	444,900	1,226,500
Net purchases of Federal Reserve Bank of Saint Louis stock	-	(583,000)
Purchases of available-for-sale securities	(18,413,045)	(8,858,817)
Purchases of premises and equipment	(597,755)	(265,375)
Investments in state & federal tax credits	-	(1,250,000)
Proceeds from sale of foreclosed assets	88,772	635,320
Net cash provided by (used in) investing activities	7,373,034	(11,245,704)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	23,141,081	51,909,163
Net (decrease) increase in certificates of deposits	(15,879,630)	4,467,862
Net increase in securities sold under agreements to repurchase	1,444,856	5,613,632
Proceeds from Federal Home Loan Bank advances	-	30,950,000
Repayments of Federal Home Loan Bank advances	(27,206,803)	(57,200,000)
Dividends paid on common and preferred stock	(739,864)	(739,792)
Net cash provided by (used in) financing activities	(19,240,360)	35,000,865

(Decrease) increase in cash and cash equivalents	(4,486,953)	24,443,536
Cash and cash equivalents at beginning of period	34,472,278	8,074,465
Cash and cash equivalents at end of period	$29,985,325	$32,518,001

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$232,285	$1,072,755
Conversion of loans to other equipment	77,221	140,246

Cash paid during the period for:
Interest (net of interest credited)	$1,580,829	$2,497,279
Income taxes	578,450	722,000

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and six-month periods ended December 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2010, Form 10-K, which was filed with the SEC, and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2010 and 2009.

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

	Fair Value Measurements at December 31, 2010, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$14,434,911	$-	$14,434,911	$-
State and political subdivisions	23,978,641	-	23,978,641	-
Other securities	465,335	-	465,335	-
FHLMC preferred stock	6,960	6,960	-	-
Mortgage-backed GSE residential	30,310,131	-	30,310,131	-

	Fair Value Measurements at June 30, 2010, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$12,413,977	$-	$12,413,977	$-
State and political subdivisions	19,769,116	-	19,769,116	-
Other securities	441,868	-	441,868	-
FHLMC preferred stock	6,000	6,000	-	-
Mortgage-backed GSE residential	34,334,451	-	34,334,451	-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at December 31, 2010.

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

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2010:

	Fair Value Measurements at December 31, 2010, Using:
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$12,051,469	$-	$-	$12,051,469
Foreclosed and repossessed assets held for sale	1,176,584	-	-	1,176,584

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

The estimated methodologies used, the estimated fair values, and the recorded book balances at December 31, and June 30, 2010, were as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$29,094	$29,094	$33,383	$33,383
Interest-bearing time deposits	891	891	1,089	1,089
Available-for-sale securities	69,196	69,196	66,965	66,965
Stock in FHLB	2,945	2,945	2,622	2,622
Stock in Federal Reserve Bank of St. Louis	583	583	583	583
Loans receivable, net	559,817	558,130	418,683	419,917
Accrued interest receivable	4,502	4,502	3,043	3,043
Financial liabilities
Deposits	560,993	561,059	422,893	426,738
Securities sold under agreements to repurchase	31,814	31,814	30,369	30,369
Advances from FHLB	33,500	36,505	43,500	47,010
Accrued interest payable	979	979	857	857
Subordinated debt	7,217	3,661	7,217	3,001
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 3:  Securities

Available for sale securities are summarized as follows at fair value:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$14,750,507	$5,848	$(321,444)	$14,434,911
State and political subdivisions	24,132,106	246,531	(399,996)	23,978,641
Other securities	1,779,274	15,340	(1,329,279)	465,335
FHLMC preferred stock	-	6,960	-	6,960
Mortgage-backed GSE residential	28,867,655	1,442,476	-	30,310,131
Total investments and mortgage-backed securities	$69,529,542	$1,717,155	$(2,050,719)	$69,195,978

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,345,409	$68,568	$-	$12,413,977
State and political subdivisions	19,351,837	454,941	(37,661)	19,769,117
Other securities	1,771,299	4,306	(1,333,737)	441,868
FHLMC preferred stock	-	6,000	-	6,000
Mortgage-backed GSE residential	32,581,552	1,753,047	(148)	34,334,451
Total investments and mortgage-backed securities	$66,050,097	$2,286,862	$(1,371,546)	$66,965,413

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2010
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$25,000	$25,126
After one year but less than five years	1,551,110	1,557,779
After five years but less than ten years	5,763,383	5,808,459
After ten years	33,322,394	31,494,483
Total investment securities	40,661,887	38,885,847
Mortgage-backed securities	28,867,655	30,310,131
Total investments and mortgage-backed securities	$69,529,542	$69,195,978

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government-sponsored enterprises (GSEs)	$9,676,164	$321,444	$-	$-	$9,676,164	$321,444
Mortgage-backed securities	-	-	-	-	-	-
Other securities	-	-	203,371	1,329,279	203,371	1,329,279
Obligations of state and political subdivisions	11,412,946	352,412	1,054,850	47,584	12,467,796	399,996
Total investments and mortgage-backed securities	$21,089,110	$673,856	$1,258,221	$1,376,863	$22,347,331	$2,050,719

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government-sponsored enterprises (GSEs)	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	27,349	148	27,349	148
Other securities	-	-	191,218	1,333,737	191,218	1,333,737
Obligations of state and political subdivisions	4,677,991	37,661	-	-	4,677,991	37,661
Total investments and mortgage-backed securities	$4,677,991	$37,661	$218,567	$1,333,885	$4,896,558	$1,371,546

U.S. government-sponsored enterprises (GSEs).  The unrealized losses on the Company’s investments in direct obligations of U.S. government-sponsored enterprises (GSEs) were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Obligations of state and political subdivisions.  The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Other securities.  At December 31, 2010, there were four pooled trust preferred securities with an estimated fair value of $191,000 and unrealized losses of $1.3 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  The December 31, 2010 cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of these securities.  The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these securities included no recoveries of defaulted issuers, and 35% to 38% recoveries on issuers currently deferring interest payments; future additional default rates for the underlying financial institutions are assumed at 36 basis points annually.  Recoveries on issuers projected to defer in the future are estimated at 10%, following a two-year lag.  The projections assume that institutions in excess of $15 billion (or likely to grow to that size) will prepay their obligations by 2013, due to capital treatment under the regulatory reform bill recently passed.  Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2008, analysis of the fourth trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The discounted cash flow was based on anticipated default and recovery rates, amounts of prepayments, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security.  This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter of fiscal 2009, and for the twelve months ended June 30, 2009.  At December 31, 2010, cash flow analyses showed it is probable the Company will receive the entire remaining cost basis and related interest projected for the security, though interest payments remain deferred on the security.  The Company’s assumptions for this security include no recoveries of defaulted or deferred issuers, another 12.1% of the pool to default within the next two years with no recoveries, and future additional default rates of 36 basis points annually, with 10% recoveries following a two-year lag.  The projections assume that institutions in excess of $15 billion (or likely to grow to that size) will prepay their obligations by 2013, due to capital treatment under the regulatory reform bill recently passed.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2010.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month periods ended December 31, 2010 and 2009.

	Accumulated Credit Losses,
	Six-Month Periods
	Ended December 31,
	2010	2009
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans

Loans are summarized as follows:

	December 31,	June 30,
	2010	2010
Real Estate Loans:
Conventional	$195,861,013	$158,494,230
Construction	40,016,585	27,951,418
Commercial	183,021,276	121,525,818
Consumer loans	33,280,453	26,323,936
Commercial loans	124,865,652	97,480,888
	577,044,979	431,776,290
Loans in process	(12,039,438)	(8,705,521)
Deferred loan fees, net	110,909	120,769
Allowance for loan losses	(5,299,824)	(4,508,611)
Total loans	$559,816,626	$418,682,927

The following table presents the activity in the allowance for loan losses for the six-month periods ended December 31, 2010 and 2009:

	Six months ended December 31, 2010	Six months ended December 31, 2009

Balance, beginning of period	$4,508,611	$3,992,961
Loans charged off:	(135,639)	(199,266)

Recoveries of loans previously charged off:	10,643	6,832
Net charge offs	(124,996)	(192,434)
Provision charged to expense	916,209	469,604
Balance, end of period	$5,299,824	$4,270,131

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31, 2010:

	December 31, 2010
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Ending Balance: individually evaluated for impairment	$-	$-	$394,647	$-	$-	$-	$394,647
Ending Balance: collectively evaluated for impairment	$1,129,072	$131,813	$1,585,546	$486,677	$1,225,274	$346,795	$4,905,177
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,369,113	$-	$-	$-	$1,369,113
Ending Balance: collectively evaluated for impairment	$192,995,472	$27,162,750	$179,035,510	$33,204,024	$120,161,670	$-	$552,559,426
Ending Balance: loans acquired with deteriorated credit quality	$2,865,541	$814,397	$2,616,653	$76,429	$4,703,982	$-	$11,077,002

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31, 2010:

	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$193,131,352	$27,977,147	$165,922,385	$32,806,072	$117,559,299
Special Mention	2,254,710	-	10,487,273	357,867	5,978,638
Substandard	474,951	-	6,611,618	25,703	1,327,715
Doubtful	-	-	-	90,811	-
Total	$195,861,013	$27,977,147	$183,021,276	$33,280,453	$124,865,652

The following table presents the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31, 2010:

	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$594,304	$369,309	$117,435	$1,081,048	$194,779,965	$195,861,013	$117,435
Construction	-	-	-	-	27,977,147	27,977,147	-
Commercial	734,571	4,178	124,226	862,975	182,158,301	183,021,276	124,225
Consumer loans	246,266	19,700	28,441	294,407	32,986,046	33,280,453	28,441
Commercial loans	373,131	504,978	-	878,109	123,987,543	124,865,652	-
Total loans	$1,948,272	$898,165	$270,102	$3,116,539	$573,928,440	$565,005,541	$270,101

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans as of December 31, 2010:

	Recorded	Unpaid	Specific
	Balance	Principal Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$2,865,541	$3,619,800	$-
Construction real estate	814,397	2,104,652	-
Commercial real estate	2,616,653	3,356,832	-
Consumer loans	76,429	173,888	-
Commercial loans	4,703,982	6,317,552	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	1,369,113	1,369,113	394,647
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Conventional real estate	$2,865,541	$3,619,800	$-
Construction real estate	$814,397	$2,104,652	$-
Commercial real estate	$3,985,766	$4,725,945	$394,647
Consumer loans	$76,429	$173,888	$-
Commercial loans	$4,703,982	$6,317,552	$-

The following table presents the Company’s nonaccrual loans at December 31, 2010.  This table excludes purchased impaired loans and performing troubled debt restructurings.

Conventional real estate	$96,277
Construction real estate	-
Commercial real estate	-
Consumer loans	5,878
Commercial loans	5,690
Total	$107,845

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in a transfer during the six-month period ended December 31, 2010.  At acquisition, the transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31.  The amounts of loans at December 31, 2010, are as follows:

Real Estate Loans:
Conventional	$3,619,800
Construction	2,104,652
Commercial	3,356,832
Consumer loans	173,888
Commercial loans	6,317,550
Outstanding balance	$15,572,722
Carrying amount, net of fair value adjustment of $4,495,720	$11,077,002

Accretable yield, or income expected to be collected, is as follows:

Balance at June 30, 2010	$413,525
Additions	1,241,522
Accretion	(69,334)
Reclassification from nonaccretable difference	-
Disposals	-
Balance at December 31, 2010	$1,585,713

Loans acquired during the six months ended December 31, 2010, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable at acquisition:
Conventional real estate	$3,164,199
Construction real estate	2,267,781
Commercial real estate	4,669,215
Consumer loans	-
Commercial loans	6,844,624
Total required payments receivable	$16,945,819

Cash flows expected to be collected at acquisition	$11,543,172

Basis in acquired loans at acquisition	$10,301,650

Certain of the loans acquired by the Company that are within the scope of this guidance (ASC 310-30) are not accounted for using the income recognition model for loans and debt securities acquired with deteriorated credit quality because the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans (which are included in the carrying amount, net allowance, described above) are as follows.

Loans purchased during the year	$10,301,650

Loans at end of year	$11,077,002

Note 6:  Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2010	2010

Non-interest bearing accounts	$42,890,655	$28,795,215
NOW accounts	128,822,344	103,712,619
Money market deposit accounts	20,647,395	7,479,938
Savings accounts	87,149,361	90,384,521
Certificates	281,483,263	192,520,614
Total deposits	$560,993,018	$422,892,907

Note 7:  Comprehensive Income

The Company’s comprehensive income for the three- and six-month periods ended December 31, 2010 and 2009, was as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income	$5,576,154	$1,163,154	$6,878,746	$2,352,869
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(1,548,703)	(407,541)	(1,249,146)	755,086
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	245	1,929	267	1,834
Tax benefit (expense)	572,930	150,077	462,086	(280,060)
Total other comprehensive income (loss)	(975,528)	(255,535)	(786,793)	476,860
Comprehensive income	$4,600,626	$907,619	$6,091,953	$2,829,729

Note 8:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three- and six-month periods ended December 31, 2010 and 2009.

	Three months ended		Six months ended
	September 30,		December 31,
	2010	2009	2010	2009

Net income	$5,576,154	$1,163,154	$6,878,746	$2,352,869
Dividend payable on preferred stock	127,985	127,445	255,713	254,783
Net income available to common shareholders	$5,448,169	$1,035,709	$6,623,033	$2,098,086

Average Common shares – outstanding basic	2,084,102	2,083,382	2,084,104	2,083,376
Stock options under treasury stock method	42,194	2,993	42,100	2,825
Average Common shares – outstanding diluted	2,126,296	2,086,375	2,126,204	2,086,201

Basic earnings per common share	$2.61	$0.50	$3.18	$1.01
Diluted earnings per common share	$2.56	$0.50	$3.11	$1.01

The Company had 185,000 exercisable stock options and warrants outstanding at December 31, 2009, with an exercise price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.  At December 31, 2010, no options outstanding had an exercise price exceeding the market price.

Note 9:   Stock Option Plans

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

Note 10:  Employee Stock Ownership Plan

The Company established a tax-qualified ESOP in April 1994. The plan has been merged with the Company’s 401(k) Retirement Plan (the Plan).  Both plans cover substantially all employees who are at least 21 years of age and who have completed one year of service.  The Company’s intent is to make discretionary contributions to the Plan for fiscal 2011.  The Company has been accruing $82,500 per quarter for these benefit expenses during this fiscal year.

Note 11:  Corporate Obligated Floating Rate Trust Preferred Securities

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

Note 12: Capital Purchase Program Implemented by the U.S. Treasury

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

Note 13: Business Combinations

On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas.  The results of the operations of the former First Southern Bank locations have been included in the consolidated condensed financial statements since that date.  As a result of the transaction, the Bank will have an opportunity to increase its deposit base and reduce transaction and other costs through economies of scale.

The Company recorded an estimated $460,000 in third-party acquisition-related costs in the second quarter of fiscal 2011.  The expenses are included in noninterest expense in the Company’s condensed consolidated  statement of income (unaudited) for the three- and six-month periods ended December 31, 2010.

The bargain purchase gain of $7.0 million arising from the acquisition is a result of the discount bid of $17.5 million made by the Company to acquire the assets and assume the liabilities of the failed financial institution.  The full amount of the bargain purchase gain is expected to be taxable, on a deferred basis.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date.  The Company is in the process of reviewing third-party valuations of intangible assets and the fair value of the loan and deposit portfolios; thus, the figures presented are subject to refinement.

Fair Value of Consideration Transferred
Equity position of target at closing			$(2,453,832)
Asset discount bid			(17,500,000)
Deposit premium bid			224,028
Total cash (to) from buyer			$(19,729,804)

	Acquired from	Fair Value
Recognized amounts of identifiable assets acquired and liabilities assumed	the FDIC	Adjustments	As Recorded
Cash and cash equivalents	$18,519,482	$-	$18,519,482
Loans	124,409,033	(9,801,830)	114,607,203
Premises and equipment	1,159	-	1,159
Identifiable intangible assets	-	624,952	624,952
Other	1,680,991	-	1,680,991

Deposits	(130,314,617)	(524,043)	(130,838,660)
Long-term debt	(16,658,022)	(548,781)	(17,206,803)
Other	(91,858)	(29,520)	(121,378)

Total identifiable net assets	$(2,453,832)	$(10,279,222)	$(12,733,054)

Bargain purchase gain			$(6,996,750)

The acquired business contributed revenues (net interest income and noninterest income) of $195,000 and earnings, net of tax, of $33,000 to the Company for the period from December 17, 2010 to December 31, 2010.  The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2009:

	Pro forma		Pro forma
(dollars in thousands, except EPS)	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest income	$9,266	$8,418	$18,582	$16,681
Interest expense	3,378	3,420	6,867	6,751
Net interest income	5,888	4,998	11,715	9,930
Provision for loan losses	355	769	1,163	2,010
Net interest income after provision for loan losses	5,533	4,229	10,552	7,920
Noninterest income	7,984	778	8,865	1,539
Noninterest expense	5,170	3,971	9,334	7,886
Income before taxes	8,347	1,036	10,083	1,573
Income taxes	2,915	220	3,355	96
Net income	5,432	816	6,728	1,477
Less: effective dividend on preferred shares	128	127	256	255
Net income available to common shareholders	$5,304	$689	$6,472	$1,222

Basic earnings per common share	$2.55	$0.33	$3.11	$0.59
Diluted earnings per common share	$2.49	$0.33	$3.04	$0.59

The above pro forma summary excludes investment securities as they were not included with the asset purchase.

The fair value of the assets acquired includes loans with a fair value of $114.6 million.  The gross amount due under the contracts is $124.4 million, of which $7.4 million is expected to be uncollectible.

The fair value of the acquired intangible assets of $625,000 is provisional pending receipt of the final valuation for those assets.

Note 14:  Recent Accounting Pronouncements

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature, extent, and financial impact and segment information concerning troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The Company has adopted the provisions of ASU 2010-20 and has provided the required disclosure in this December 31, 2010, Report on Form 10-Q.

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff, 15 full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, and Matthews, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas, and a loan production office located in Springfield, Missouri.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2010, and the results of operations for the three-and six-month periods ended December 31, 2010 and 2009, respectively.

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

During the first six months of fiscal 2011, we grew our balance sheet by $136.2 million; this growth was primarily due to the December 17, 2010, acquisition by the Bank of certain assets and liabilities of First Southern Bank, Batesville, Arkansas, through a purchase and assumption agreement with the FDIC (the “Acquisition”).  Excluding the Acquisition, asset growth would have been approximately $28.1 million.  In total, growth reflected a $141.1 million increase in net loans (including $115.5 million in fair value loans resulting from the Acquisition); a $2.2 million increase in available-for-sale investments; and a $4.5 million decrease in cash and cash equivalents.  Deposits increased $138.1 million (including $103.1 million in fair value deposits resulting from the Acquisition), Federal Home Loan Bank (FHLB) advances were reduced by $10.0 million, and securities sold under agreements to repurchase were up $1.4 million.  Growth in loans was primarily comprised of commercial and residential real estate loans, and commercial loans.  Deposit growth was primarily in certificates of deposit, interest-bearing transaction accounts, non-interest bearing transaction accounts, and money market deposit accounts.

Net income for the first six months of fiscal 2011 increased 379.4% to $6.9 million, as compared to $2.4 million earned during the same period of the prior year.  After accounting for preferred stock dividends of $256,000 in the first six months of the fiscal year, net earnings available to common shareholders increased 426.0% compared to the same period of the prior fiscal year, to $6.6 million.  The increase in net income compared to the year-ago period was primarily due to the Acquisition, which resulted in a bargain purchase gain of approximately $4.4 million, net of tax, partially offset by transaction expenses of $288,000, net of tax.  Excluding the bargain purchase gain and transaction expenses arising from the Acquisition, the Company would have reported net income of approximately $2.8 million for the first six months of fiscal 2011.  Diluted net income available to common shareholders was $3.11 per share for the first six months of fiscal 2011, as compared to $1.01 per share for the same period of the prior year.  Excluding the results of the Acquisition, for the first six months of fiscal 2011, diluted net income available to common shareholders would have been approximately $1.19 per share.  For the first six months of fiscal 2011, net interest income increased $1.2 million, or 14.3%; noninterest income increased $7.2 million, or 480.9%; noninterest expense increased $557,000, or 9.0%; provisions for loan losses increased $447,000, or 95.1%; and provisions for income taxes increased $2.8 million, or 454.5%, as compared to the same period of the prior fiscal year.  These figures were inclusive of the results of the Acquisition; for more information see “Results of Operations.”

Short-term market rates remained at relatively low levels during the first six months of fiscal 2011; across the yield curve, rates declined, then increased later in the period.  Medium-term rates were the most volatile, and the curve steepened.  Relative to recent historical norms  the curve was very steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries – those purchases ended in the first calendar quarter of 2010, and an additional, smaller quantitative easing program was initiated later in 2010, along with reinvestment of principal repaid under the original program.  In this rate environment, our net interest margin was unchanged when comparing the first six months of fiscal 2011 to the same period of the prior year, as declining loan and investment securities rates were offset by changes in our funding composition as we moved from higher cost FHLB advances to deposits.  Aside from the Acquisition, the Company’s strong deposit growth was attributed in large part to the rewards checking product offered at above-market rates, as we took advantage of the favorable rate environment to build market share.  Compared to the year ago period, net interest income increased $1.2 million, or 14.3%, during the first six months of fiscal 2011, attributable to growth in average interest-earning assets.

The Company’s net income is also affected by the level of its non-interest income and operating expenses.  Non-interest income consists primarily of service charges, ATM network and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, deposit insurance assessments, advertising, postage and office expenses, insurance, professional fees, and other general operating expenses.  During the six-month period ended December 31, 2010, noninterest income increased $7.2 million, or 480.9%, as compared to the same period of the prior year, due primarily to the bargain purchase gain resulting from the Acquisition.  Excluding the effects of the Acquisition, increased NSF activity and income generated from ATM/POS network transactions would have led to a $194,000, or 13.0%, increase, compared to the same period a year ago.  Noninterest expense increased $557,000, or 9.0%, during the first six months of fiscal 2011, compared to the same period of the prior year, due primarily to transaction expenses resulting from the Acquisition; excluding those charges, noninterest expense would have increased $97,000, or 1.6%, as a result of higher compensation, but partially offset by lower advertising, supplies, and legal expenses, as well as the inclusion in the prior period of charges to write down the carrying value of fixed assets (the first quarter of fiscal 2010 included expenses related to the acquisition and merger of the Southern Bank of Commerce).

In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available (see Note 3: Securities, of the Notes to Condensed Consolidated Financial Statements).  All of these investments are described in the table below, as of December 31, 2010:

		Unrealized		S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$6,960	$6,960	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(117,854)	7,146	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	479,471	(294,881)	184,590	CCC-	Ba2
Trapeza CDO XIII, Ltd., class B	486,173	(479,568)	6,604	NR	Caa3
Preferred Term Securities XXIV, Ltd., class B1	442,007	(436,976)	5,031	NR	Caa3
Totals	$1,532,651	$(1,322,319)	$210,331

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

Comparison of Financial Condition at December 31, 2010, and June 30, 2010

The Company’s total assets increased by $136.2 million, or 24.7%, to $688.3 million at December 31, 2010, as compared to $552.1 million at June 30, 2010.  Asset growth was primarily due to the Acquisition, as a result of which the Company acquired assets, net of cash deployed, reported at a fair value of $108.1 million as of December 31, 2010.  Excluding the Acquisition, asset growth would have been approximately $28.1 million, or 5.1%.  Loans, net of the allowance for loan losses, increased $141.1 million, or 33.7%, to $559.8 million at December 31, 2010, as compared to $418.7 million at June 30, 2010.  The increase primarily reflects the Acquisition, as a result of which the Company acquired loans reported at a fair value of $115.5 million as of December 31, 2010.  Excluding the Acquisition, loan growth would have been approximately $25.7 million, or 6.1%.  Available-for-sale investment balances increased by $2.2 million, or 3.3%, to $69.2 million at December 31, 2010, as compared to $67.0 million at June 30, 2010.

Asset growth during the first six months of fiscal 2011 has been funded with deposit growth, which totaled $138.1 million, or 32.7%, bringing deposit balances to $561.0 million at December 31, 2010, as compared to $422.9 million at June 30, 2010.  This growth was primarily the result of the Acquisition, as a result of which the Company acquired deposits reported at a fair value of $103.1 million at December 31, 2010.  Excluding the Acquisition, deposit growth would have been approximately $35.0 million, or 8.3%.  FHLB advances decreased to $33.5 million at December 31, 2010, as compared to $43.5 million at June 30, 2010.  Securities sold under agreements to repurchase totaled $31.8 million at December 31, 2010, an increase of $1.4 million, or 4.8%, compared to $30.4 million at June 30, 2010.

Total stockholders’ equity increased $5.4 million, or 11.8%, to $51.0 million at December 31, 2010, as compared to $45.6 million at June 30, 2010.  The increase was due to retention of net income, partially offset by a decrease in the market value of the Company’s available-for-sale investment portfolio, net of tax, and by cash dividends paid on common and preferred shares.

Average Balance Sheet for the Three- and Six-Month Periods Ended December 31, 2010 and 2009

The tables below and on the following page present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and six-month periods ending December 31, 2010 and 2009.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended December 31, 2010			Three-month period ended December 31, 2009
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$330,483,719	$5,041,212	6.10	$284,140,434	$4,436,153	6.25
Other loans (1)	128,637,948	1,791,122	5.57	119,186,750	1,700,568	5.71
Total net loans	459,121,667	6,832,334	5.95	403,327,184	6,136,721	6.10
Mortgage-backed securities	30,108,813	356,998	4.74	36,686,502	452,432	4.93
Investment securities (2)	38,134,917	315,935	3.31	28,609,152	279,077	3.90
Other interest earning assets	42,824,862	34,063	0.32	26,212,800	25,570	0.39
Total interest earning assets (1)	570,190,259	7,539,330	5.29	494,835,638	6,893,800	5.58
Other noninterest earning assets (3)	24,080,840	-		27,113,781	-
Total assets	$594,271,099	$7,539,330		$521,949,419	$6,893,800

Interest bearing liabilities:
Savings accounts	$87,109,233	$256,061	1.18	$77,345,656	$311,527	1.61
NOW accounts	118,515,517	786,991	2.66	79,866,322	476,689	2.47
Money market deposit accounts	8,500,045	27,758	1.31	6,371,321	22,825	1.43
Certificates of deposit	219,848,452	1,181,950	2.15	193,507,694	1,194,297	2.47
Total interest bearing deposits	433,973,247	2,252,760	2.08	357,090,993	2,005,338	2.25
Borrowings:
Securities sold under agreements to repurchase	34,169,531	71,252	0.83	24,486,870	53,028	0.87
FHLB advances	37,955,958	395,695	4.17	62,466,033	734,900	4.71
Subordinated debt	7,217,000	56,099	3.11	7,217,000	56,010	3.10
Total interest bearing liabilities	513,315,736	2,775,806	2.16	451,260,896	2,849,276	2.52
Noninterest bearing demand deposits	33,087,181	-		25,682,469	-
Other noninterest bearing liabilities	946,715	-		1,144,084	-
Total liabilities	547,349,632	2,775,806		478,087,449	2,849,276
Stockholders’ equity	46,921,467	-		43,861,970	-
Total liabilities and stockholders' equity	$594,271,099	$2,775,806		$521,949,419	$2,849,276

Net interest income		$4,763,524			$4,044,524
Interest rate spread (4)			3.13			3.06
Net interest margin (5)			3.34			3.27
Ratio of average interest-earning assets to average interest-bearing liabilities	111.08%			109.66%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $7.5 million and $7.9 million, respectively, for the three-month period ending December 31, 2010, as compared to $9.4 million and $7.7 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended December 31, 2010			Six-month period ended December 31, 2009
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$319,949,474	$9,830,820	6.15	$279,635,131	$8,827,843	6.31
Other loans (1)	126,958,240	3,560,520	5.61	120,346,765	3,507,002	5.83
Total net loans	446,907,714	13,391,340	5.99	399,981,896	12,334,845	6.19
Mortgage-backed securities	30,991,036	746,719	4.82	37,439,868	901,288	4.81
Investment securities (2)	37,456,267	634,227	3.39	26,443,113	509,963	3.86
Other interest earning assets	34,459,425	61,873	0.36	18,000,060	43,865	0.49
Total interest earning assets (1)	549,814,442	14,834,159	5.40	481,864,937	13,789,961	5.74
Other noninterest earning assets (3)	24,918,841	-		27,275,973	-
Total assets	$574,733,283	$14,834,159		$509,140,910	$13,789,961

Interest bearing liabilities:
Savings accounts	$87,190,690	$531,406	1.22	$69,025,070	$495,101	1.43
NOW accounts	112,677,610	1,496,631	2.66	75,320,454	895,554	2.38
Money market deposit accounts	7,530,270	50,742	1.35	5,815,216	39,167	1.35
Certificates of deposit	209,333,159	2,339,544	2.24	190,393,330	2,431,063	2.55
Total interest bearing deposits	416,731,729	4,418,323	2.12	340,554,070	3,860,885	2.27
Borrowings:
Securities sold under agreements to repurchase	31,769,165	134,672	0.85	24,584,433	103,253	0.84
FHLB advances	40,727,979	886,630	4.35	66,898,778	1,592,500	4.76
Subordinated debt	7,217,000	116,065	3.22	7,217,000	117,160	3.25
Total interest bearing liabilities	496,445,873	5,555,690	2.24	439,254,281	5,673,798	2.58
Noninterest bearing demand deposits	30,761,274	-		24,943,833	-
Other noninterest bearing liabilities	943,898	-		1,658,410	-
Total liabilities	528,151,045	5,555,690		465,856,524	5,673,798
Stockholders’ equity	46,582,238	-		43,284,386	-
Total liabilities and stockholders' equity	$574,733,283	$5,555,690		$509,140,910	$5,673,798

Net interest income		$9,278,469			$8,116,163
Interest rate spread (4)			3.16			3.16
Net interest margin (5)			3.38			3.38

Ratio of average interest-earning assets to average interest-bearing liabilities	110.75%			109.70%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $7.6 million and $7.9 million, respectively, for the three-month period ending December 31, 2010, as compared to $9.3 million and $7.6 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2010 and 2009

General.  Net income for the three- and six-month periods ended December 31, 2010, was $5.6 million and $6.9 million, respectively, increases of $4.4 million, or 379.4%, and $4.5 million, or 192.4%, respectively, as compared to the $1.2 million and $2.4 million in net income earned in the same periods of the prior fiscal year.  After preferred dividends of $128,000 and $256,000 paid in the three- and six-month periods, net income available to common shareholders was $5.4 million and $6.6 million, respectively, increases of $4.4 million, or 426.0%, and $4.5 million, or 215.7%, respectively, as compared to $1.0 million and $2.1 million in net income available to common shareholders in the same periods of the prior fiscal year.  For the three-month period ended December 31, 2010, basic and diluted net income per share available to common shareholders, was $2.61 and $2.56, respectively, increases of $2.11, or 422.0%, and $2.06, or 412.0%, as compared to $0.50 in basic and diluted net income per share available to common shareholders in the same period of the prior year.  For the six-month period ended December 31, 2010, basic and diluted net income per share available to common shareholders was $3.18 and $3.11, respectively, increases of $2.17, or 214.9%, and $2.10, or 207.9%, respectively, as compared to $1.01 in basic and diluted net income per share available to common shareholders in the same period of the prior year.  Our annualized return on average assets for the three- and six-month periods ended December 31, 2010, was 3.75% and 2.39%, respectively, as compared to 0.89% and 0.92%, respectively, for the same periods of the prior fiscal year.  Our return on average common stockholders’ equity for the three- and six-month periods ended December 31, 2010, was 47.5% and 29.5%, respectively, as compared to 10.6% and 10.9%, respectively, for the same periods of the prior fiscal year.  Exclusive of the bargain purchase gain and transaction expenses resulting from the Acquisition, it is estimated that the Company would have reported net income of approximately $1.5 million and $2.8 million, respectively, for the three- and six-month periods ended December 31, 2010.  Net income available to common shareholders would have been approximately $1.4 million, or $.64 per diluted common share, and $2.5 million, or $1.19 per diluted common share, respectively, for the three- and six-month periods ended December 31, 2010.

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2010, was $4.8 million and $9.3 million, respectively, increases of $719,000, or 17.8%, and $1.2 million, or 14.3%, respectively, as compared to the same periods of the prior fiscal year.  The increases reflected our growth initiatives, which resulted in 15.2% and 14.1% increases, respectively, in the average balance of interest-earning assets (and 13.8% and 13.0%  increases, respectively, in the average balance of interest-bearing liabilities) for the three- and six-month periods ended December 31, 2010, compared to the same periods of the prior fiscal year.  Our average interest rate spread for the three and six-month periods ended December 31, 2010, was 3.13% and 3.16%, respectively, as compared to 3.06% and 3.16%, respectively, for the same periods of the prior fiscal year.  The seven basis point increase in interest rate spread for the three-month period resulted from a 36 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 29 basis point decrease in the average yield on interest-earning assets – the improvement in our interest rate spread was attributed to a shift in our funding composition from higher-cost FHLB advances to lower-cost interest-bearing deposits.  The interest rate spread for the six-month period was unchanged, as lower loan and investment yields were offset by a lower cost of funds; compared to the same period a year ago, the average rate on both interest-earning assets and interest-bearing liabilities declined by 35 basis points.  Our net interest margin for the three- and six-month periods ended December 31, 2010, determined by dividing the annualized net interest income by total average interest-earning assets, was 3.34% and 3.38%, as compared to 3.27% and 3.38% in the same periods of the prior fiscal year.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2010, was $7.5 million and $14.8 million, respectively, increases of $646,000, or 9.4%, and $1.0 million, or 7.6%, as compared to the amounts earned in the same periods of the prior fiscal year. The improvement was due to increases of $75.4 million, or 15.2%, and $67.9 million, or 14.1%, respectively, in the average balance of interest-earning assets for the three- and six-month periods ended December 31, 2010, as compared to the same periods of the prior fiscal year, partially offset by 29 and 35 basis point decreases, respectively, in the average interest rate earned.  For the three- and six-month periods ended December 31, 2010, the average interest rate on interest-earning assets was 5.29% and 5.40%, respectively, as compared to 5.58% and 5.74%, respectively, for the same periods of the prior fiscal year.

Interest Expense.  Total interest expense for the three- and six-month periods ended December 31, 2010, was $2.8 million and $5.6 million, respectively, decreases of $73,000, or 2.6%, and $118,000, or 2.1%, as compared to the same periods of the prior fiscal year.  The lower expense was due to 36 and 35 basis point decreases, respectively, in the average cost of those liabilities for the three- and six-month periods ended December 31, 2010, compared to the same periods of the prior fiscal year, and was partially offset by the $62.1 million, or 13.8%, and $57.2 million, or 13.0%, increases, respectively, in the average balance of interest-bearing liabilities.  For the three- and six-month periods ended December 31, 2010, the average interest rate on interest-bearing liabilities was 2.16% and 2.24%, respectively, as compared to 2.52% and 2.58%, respectively, for the same periods of the prior fiscal year.

Provisions for Loan Losses.  Provisions for loan losses for the three- and six-month periods ended December 31, 2010, were $274,000 and $916,000, respectively, as compared to $260,000 and $470,000, respectively, for the same periods of the prior fiscal year.  The increases were attributed to management’s continuous analysis of the loan portfolio and the allowance for loan losses, which indicated provisions were required to maintain the allowance at the appropriate level.  In fiscal years 2010 and 2009, respectively, provisions totaled 23 and 32 basis points as a percentage of average loans outstanding, compared to net charge offs of ten basis points in both fiscal 2010 and 2009.  By comparison, annualized provisions in fiscal year 2011 to date have totaled 41 basis points, while annualized net charge offs have totaled six basis points.  The increase in provisions is attributed to loan growth and the Company’s accounting for off-balance sheet credit exposures.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- and six-month periods ended December 31, 2010, was $7.9 million and $8.7 million, respectively, increases of $7.1 million, or 894.4%, and, $7.2 million, or 480.9%, respectively, as compared to the same periods of the prior fiscal year.  The increase for both periods was primarily due to the bargain purchase gain recognized as a result of the Acquisition.  Absent that bargain purchase gain, the Company’s noninterest income for the three and six-month periods ended December 31, 2010, would have been approximately $870,000 and $1.7 million, respectively, increases of $79,000, or 10.0%, and $194,000, or 13.0%, respectively, compared to the same periods of the prior fiscal year.  Those increases were primarily due to increased NSF activity and ATM/POS network transactions, attributable to continued strong growth in transaction account relationships and activity.

Noninterest Expense.  Noninterest expense for the three- and six-month periods ended December 31, 2010, was $3.8 million and $6.7 million, respectively, increases of $794,000, or 26.6%, and $557,000, or 9.0%, respectively, as compared to the same periods of the prior fiscal year.  The increases were primarily the result of transaction expenses related to the Acquisition, which totaled approximately $460,000.  For the three- and six-month periods ended December 31, 2010, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 29.9% and 37.4%, respectively, as compared to 61.7% and 64.2%, respectively, for the same periods of the prior fiscal year.  Excluding income and expense related to the Acquisition, the Company estimates that noninterest expense for the three- and six-month periods ended December 31, 2010, would have totaled approximately $3.3 million and $6.3 million, respectively, increases of $385,000, or 13.1%, and $148,000, or 2.4%, as compared to the same periods of the prior fiscal year; the increase for the three-month period would have been attributable to higher compensation expense, charges to amortize the Company’s investments in long-term tax credits, and charges to prepay FHLB advances, while the smaller percentage increase for the six-month period would have been attributable to higher compensation expense, partially offset by lower advertising, supplies, and legal expenses, as well as the inclusion in the prior period of charges to write down the carrying value of fixed assets.  The first quarter of fiscal 2010 included expenses related to the acquisition and merger of the Southern Bank of Commerce.  The efficiency ratio for the three- and six-month periods ended December 31, 2010, would have been approximately 58.9% and 57.1%, respectively, excluding the impact of the Acquisition.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three- and six-month periods ended December 31, 2010, were $3.0 million and $3.4 million, respectively, increases of $2.6 million, or 601.4%, and $2.8 million, or 454.5%, respectively, as compared to provisions for the same periods of the prior fiscal year.  The increase for both the three- and six-month periods were attributed primarily to higher pre-tax income in the current fiscal year, resulting in large part from the Acquisition; additionally, tax benefits resulting from the acquisition of the Southern Bank of Commerce were recorded in the first quarter of fiscal 2010.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three- and six-month periods ended December 31, 2010 and 2009:

	Fiscal 2011	Fiscal 2010
Balance, beginning of period	$4,508,611	$3,992,961
Loans charged off:
Residential real estate	(54,407)	(84,969)
Commercial business	(200)	(78,482)
Commercial real estate	(59,955)	-
Consumer	(21,077)	(35,815)
Gross charged off loans	(135,639)	(199,266)
Recoveries of loans previously charged off:
Residential real estate	1,835	203
Commercial business	3,974	4,086
Commercial real estate	770	-
Consumer	4,064	2,543
Gross recoveries of charged off loans	10,643	6,832
Net charge offs	(124,996)	(192,434)
Provision charged to expense	916,209	469,604
Balance, end of period	$5,299,824	$4,270,131

Ratio of net charge offs (recoveries) during the period	0.03%	0.05%
to average loans outstanding during the period

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $791,000 to $5.3 million at December 31, 2010, from $4.5 million at June 30, 2010; the increase was due to provisions required under the Company’s analysis of its loan portfolio, due mostly to changes in how the Company assessed its off-balance sheet credit risk.

At December 31, 2010, the Company had $10.1 million, or 1.5% of total assets, adversely classified ($10.0 million classified “substandard”; $90,000 classified “doubtful”; and none classified “loss”), as compared to adversely classified assets of $8.0 million, or 1.4% of total assets at June 30, 2010, and $8.4 million, or 1.6% of total assets, adversely classified at December 31, 2009.  Classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment, as well as the entirety of the Company’s investments in pooled trust preferred securities (see “Executive Summary”).  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $606,000.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

	12/31/2010	6/30/2010	12/31/2009
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$216,000	$163,000	$651,000
Construction	364,000	-	100,000
Commercial real estate	124,000	51,000	381,000
Commercial business	6,000	43,000	26,000
Consumer	49,000	75,000	130,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	759,000	332,000	1,288,000
Non-performing investments	125,000	125,000	125,000
Foreclosed real estate or other real estate owned	1,177,000	1,501,000	1,351,000
Other repossessed assets	78,000	90,000	104,000
Total nonperforming assets	$2,139,000	$2,048,000	$2,868,000
Percentage nonperforming assets to total assets	0.31%	0.37%	0.54%
Percentage nonperforming loans to net loans	0.14%	0.08%	0.32%

At December 31, 2010, non-performing assets totaled $2.1 million, up from $2.0 million at June 30, 2010, and down from $2.9 million at December 31, 2009.  The increase in nonperforming assets from fiscal year end was attributed primarily to the Acquisition: nonperforming loans, at fair value, obtained in the Acquisition total $367,000.  The decrease from the year ago period was attributable mainly to the resolution of problem credits acquired as part of the merger with Southern Bank of Commerce in July 2009.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).  The Company has no troubled debt restructurings as of December 31, 2010.

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

At December 31, 2010, the Company had outstanding commitments and approvals to fund approximately $87.7 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At December 31, 2010, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $155.7 million, of which $33.5 million had been advanced (additionally, letters of credit totaling $14.5 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $276.1 million, subject to available collateral.  Also, at December 31, 2010, the Bank had pledged a total of $58.0 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $38.8 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of December 31, 2010, and June 30, 2010, the Bank met all applicable adequacy requirements.

The Federal Reserve has in place qualifications for banks to be classified as “well-capitalized.”  As of December 31, 2010, the most recent notification from the Federal Reserve categorized the Bank as “well-capitalized.”  There were no conditions or events since the Federal Reserve notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)	$61,291,000	11.52%	$42,550,000	8.00%	$53,188,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	55,502,000	10.44%	21,275,000	4.00%	31,913,000	6.00%

Tier I Capital (to Average Assets)	55,502,000	9.39%	23,636,000	4.00%	29,546,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)	$50,474,000	12.50%	$32,305,000	8.00%	$40,382,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	45,423,000	11.25%	16,153,000	4.00%	24,229,000	6.00%

Tier I Capital (to Average Assets)	45,423,000	8.36%	21,742,000	4.00%	27,178,000	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first six months of fiscal year 2011, fixed rate 1- to 4-family residential loan production totaled $7.0 million, as compared to $8.8 million during the same period of the prior year. At December 31, 2010, the fixed rate residential loan portfolio was $123.7 million with a weighted average maturity of 172 months, as compared to $104.4 million at December 31, 2009, with a weighted average maturity of 194 months.  The Company originated $11.1 million in adjustable-rate residential loans during the six-month period ended December 31, 2010, as compared to $7.0 million during the same period of the prior year.  At December 31, 2010, fixed rate loans with remaining maturities in excess of 10 years totaled $82.7 million, or 14.8% of net loans receivable, as compared to $79.4 million, or 19.7% of net loans receivable at December 31, 2009.  The Company originated $35.8 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2010, as compared to $33.5 million during the same period of the prior year.  At December 31, 2010, the fixed rate commercial and commercial real estate loan portfolio was $204.2 million with a weighted average maturity of 30 months, compared to $124.1 million at December 31, 2009, with a weighted average maturity of 37 months.  The Company originated $27.2 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2010, as compared to $28.0 million during the same period of the prior year.  At December 31, 2010, adjustable-rate home equity lines of credit totaled $13.8 million, as compared to $12.0 million at December 31, 2010.  At December 31, 2010, the Company’s investment portfolio had a weighted-average life of 3.8 years, compared to 3.6 years at December 31, 2010.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2010, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$56,240	$1,293	2%	8.53%	0.49%
+200	56,572	1,625	3%	8.48%	0.44%
+100	56,593	1,646	3%	8.38%	0.34%
NC	54,947	-	-	8.04%	-
-100	51,641	(3,306)	-6%	7.48%	-0.56%
-200	50,440	(4,507)	-8%	7.22%	-0.82%
-300	53,726	(1,221)	-2%	7.61%	-0.43%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2010, was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2010 thru 10/31/2010	-	-	-	-
11/1/2010 thru 11/30/2010	-	-	-	-
12/1/2010 thru 12/31/2010	-	-	-	-
Total	-	-	-	-

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 14, 2011	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)