Form 10-Q
period 2011-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2011-05-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2011
Common Stock, Par Value $.01	2,097,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND JUNE 30, 2010

	March 31, 2011	June 30, 2010
ASSETS:	(unaudited)
Cash and cash equivalents	$52,970,814	$33,383,278
Interest-bearing time deposits	792,000	1,089,000
Available for sale securities	63,423,546	66,965,413
Stock in FHLB of Des Moines	2,945,200	2,621,600
Stock in Federal Reserve Bank of St. Louis	718,750	583,100
Loans receivable, net of allowance for loan losses of $6,410,952 and $4,508,611 at March 31, 2011, and June 30, 2010, respectively

	551,543,707	418,682,927
Accrued interest receivable	3,315,184	3,043,324
Premises and equipment, net	7,969,790	7,650,244
Bank owned life insurance – cash surrender value	8,044,500	7,836,929
Intangible assets, net	1,978,972	1,604,372
Prepaid expenses and other assets	8,690,186	8,623,520
Total assets	$702,392,649	$552,083,707

LIABILITIES AND STOCKHOLDERS’ EQUITY: Deposits	$576,468,017	$422,892,907
Securities sold under agreements to repurchase	25,982,771	30,368,748
Advances from FHLB of Des Moines	33,500,000	43,500,000
Accounts payable and other liabilities	5,439,201	1,598,436
Accrued interest payable	912,163	857,418
Subordinated debt	7,217,000	7,217,000
Total liabilities	649,519,152	506,434,509

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 9,550 shares issued and outstanding	9,446,882	9,421,321
Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,269,801	16,367,698
Retained earnings	40,780,903	33,060,723
Treasury stock of 859,250 and 869,250 shares at March 31, 2011, and June 30, 2010, respectively, at cost	(13,776,120)	(13,994,870)
Accumulated other comprehensive (loss) income	(54,331)	587,964
Total stockholders’ equity	52,873,497	45,649,198
Total liabilities and stockholders’ equity	$702,392,649	$552,083,707

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
INTEREST INCOME:
Loans	$9,626,619	$6,032,795	$23,017,959	$18,367,640
Investment securities	320,730	317,234	954,957	827,197
Mortgage-backed securities	324,188	419,064	1,070,907	1,320,352
Other interest-earning assets	24,525	35,646	86,398	79,511
Total interest income	10,296,062	6,804,739	25,130,221	20,594,700

INTEREST EXPENSE:
Deposits	2,455,785	2,066,575	6,874,108	5,927,460
Securities sold under agreements to repurchase	60,536	64,911	195,208	168,164
Advances from FHLB of Des Moines	332,012	610,648	1,218,642	2,203,148
Subordinated debt	55,085	54,199	171,150	171,359
Total interest expense	2,903,418	2,796,333	8,459,108	8,470,131

NET INTEREST INCOME	7,392,644	4,008,406	16,671,113	12,124,569

PROVISION FOR LOAN LOSSES	1,195,891	100,845	2,112,100	565,449

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,196,753	3,907,561	14,559,013	11,559,120

NONINTEREST INCOME:
Customer service charges	385,049	313,919	1,159,183	1,004,402
Loan late charges	44,567	55,257	160,518	156,842
Increase in cash surrender value of bank owned life insurance	68,805	67,158	207,571	204,792
Bargain purchase gains on acquisitions	-	-	6,996,750	-
Other	351,880	276,525	1,012,620	842,111
Total noninterest income	850,301	712,859	9,536,642	2,208,147

NONINTEREST EXPENSE:
Compensation and benefits	2,281,737	1,607,635	5,803,040	4,730,554
Occupancy and equipment, net	518,884	482,043	1,681,825	1,401,452
DIF deposit insurance premium	164,542	141,491	467,599	410,450
Professional fees	82,385	51,350	406,584	227,071
Advertising	74,698	44,536	174,504	187,460
Postage and office supplies	96,789	96,470	265,340	297,909
Amortization of intangible assets	104,283	73,035	250,353	216,031
Other	829,280	801,932	1,828,184	2,000,243
Total noninterest expense	4,152,598	3,298,492	10,877,429	9,471,170

INCOME BEFORE INCOME TAXES	2,894,456	1,321,928	13,218,226	4,296,097

INCOME TAXES	916,464	244,900	4,361,488	866,200

NET INCOME	1,977,992	1,077,028	8,856,738	3,429,897
Less: effective dividend on preferred shares	128,011	127,556	383,724	382,339
Net income available to common shareholders	$1,849,981	$949,472	$8,473,014	$3,047,558

Basic earnings per common share	$0.88	$0.46	$4.06	$1.46
Diluted earnings per common share	$0.86	$0.45	$3.93	$1.45
Dividends per common share	$0.12	$0.12	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Nine months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,856,738	$3,429,897
Items not requiring (providing) cash:
Depreciation	535,309	533,690
MRP and SOP expense	53,352	16,486
Loss (gain) on sale of foreclosed assets	51,900	(1,996)
Amortization of intangible assets	250,353	216,031
Increase in cash surrender value of bank owned life insurance	(207,571)	(204,792)
Provision for loan losses and off-balance sheet credit exposures	2,112,100	565,449
Net amortization of premiums and discounts on securities	214,499	138,703
Bargain purchase gain on acquisition	(6,996,750)	-
Deferred income taxes	2,852,402	(541,000)
Changes in:
Accrued interest receivable	585,276	261,012
Prepaid expenses and other assets	488,921	(1,463,280)
Accounts payable and other liabilities	3,148,316	11,314
Accrued interest payable	(29,422)	(138,664)
Net cash provided by operating activities	11,915,423	2,822,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(20,438,842)	(14,420,940)
Net cash received in acquisitions	38,249,088	9,713,304
Proceeds from maturities of interest-bearing time deposits	297,000	-
Proceeds from maturities of available for sale securities	21,223,397	12,972,348
Net redemptions of Federal Home Loan Bank stock	444,900	1,671,500
Net purchases of Federal Reserve Bank of Saint Louis stock	(135,650)	(583,100)
Purchases of available-for-sale securities	(18,915,545)	(17,691,778)
Purchases of premises and equipment	(853,696)	(530,355)
Investments in state & federal tax credits	(2,475,412)	(1,250,000)
Proceeds from sale of foreclosed assets	176,699	826,091
Net cash provided by (used in) investing activities	17,571,939	(9,292,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	56,566,359	64,762,432
Net (decrease) increase in certificates of deposits	(33,829,909)	5,871,963
Net (decrease) increase in securities sold under agreements to repurchase	(4,385,977)	5,296,113
Proceeds from Federal Home Loan Bank advances	-	30,950,000
Repayments of Federal Home Loan Bank advances	(27,206,803)	(66,200,000)
Dividends paid on common and preferred stock	(1,110,996)	(1,109,724)
Exercise of stock options	67,500	-
Net cash (used in) provided by financing activities	(9,899,826)	39,570,784

Increase in cash and cash equivalents	19,587,536	33,100,704
Cash and cash equivalents at beginning of period	33,383,278	8,074,465

Cash and cash equivalents at end of period	$52,970,814	$41,175,169

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$540,332	$1,072,755
Conversion of loans to other equipment	149,715	140,246

Cash paid during the period for:
Interest (net of interest credited)	$1,350,346	$2,497,279
Income taxes	556,500	722,000

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and nine-month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the Company’s June 30, 2010, Form 10-K, which was filed with the SEC, and the Company’s annual report, which contains the audited consolidated financial statements for the fiscal years ended June 30, 2010 and 2009.

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

	Fair Value Measurements at March 31, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$12,745,069	$-	$12,745,069	$-
State and political subdivisions	23,271,822	-	23,271,822	-
Other securities	446,161	-	446,161	-
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	26,960,494	-	26,960,494	-

	Fair Value Measurements at June 30, 2010, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$12,413,977	$-	$12,413,977	$-
State and political subdivisions	19,769,116	-	19,769,116	-
Other securities	441,868	-	441,868	-
FHLMC preferred stock	6,000	6,000	-	-
Mortgage-backed GSE residential	34,334,451	-	34,334,451	-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at March 31, 2011.

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

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2011, and June 30, 2010:

	Fair Value Measurements at March 31, 2011, Using:
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$11,182,021	$-	$-	$11,182,021
Foreclosed and repossessed assets held for sale	1,372,732	-	-	1,372,732

	Fair Value Measurements at June 30, 2010, Using:
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,317,007	$-	$-	$2,317,007
Foreclosed and repossessed assets held for sale	1,501,182	-	-	1,501,182

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

The estimated methodologies used, the estimated fair values, and the recorded book balances at March 31, 2011, and June 30, 2010, were as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$52,971	$52,971	$33,383	$33,383
Interest-bearing time deposits	792	792	1,089	1,089
Available-for-sale securities	63,424	63,424	66,965	66,965
Stock in FHLB	2,945	2,945	2,622	2,622
Stock in Federal Reserve Bank of St. Louis	719	719	583	583
Loans receivable, net	551,544	553,772	418,683	419,917
Accrued interest receivable	3,315	3,315	3,043	3,043
Financial liabilities
Deposits	576,468	579,295	422,893	426,738
Securities sold under agreements to repurchase	25,983	25,983	30,369	30,369
Advances from FHLB	33,500	36,109	43,500	47,010
Accrued interest payable	912	912	857	857
Subordinated debt	7,217	4,461	7,217	3,001
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 3:  Securities

Available for sale securities are summarized as follows at fair value:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,998,269	$12,516	$(265,717)	$12,745,069
State and political subdivisions	22,872,608	588,977	(189,762)	23,271,822
Other securities	1,782,715	17,693	(1,354,246)	446,161
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	25,874,156	1,086,344	(5)	26,960,494
Total investments and mortgage-backed securities	$63,527,748	$1,705,529	$(1,809,731)	$63,423,546

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,345,409	$68,568	$-	$12,413,977
State and political subdivisions	19,351,837	454,941	(37,661)	19,769,117
Other securities	1,771,299	4,306	(1,333,737)	441,868
FHLMC preferred stock	-	6,000	-	6,000
Mortgage-backed GSE residential	32,581,552	1,753,047	(148)	34,334,451
Total investments and mortgage-backed securities	$66,050,097	$2,286,862	$(1,371,546)	$66,965,413

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2011
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$-	$-
After one year but less than five years	1,550,411	1,553,996
After five years but less than ten years	4,641,977	4,724,628
After ten years	31,461,204	30,184,428
Total investment securities	37,653,592	36,463,052
Mortgage-backed securities	25,874,156	26,960,494
Total investments and mortgage-backed securities	$63,527,748	$63,423,546

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and June 30, 2010:

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government-sponsored enterprises (GSEs)	$8,733,451	$265,717	$-	$-	$8,733,451	$265,717
Mortgage-backed securities	18,302	5	-	-	18,302	5
Other securities	-	-	181,705	1,354,246	181,705	1,354,246
Obligations of state and political subdivisions	4,382,840	178,144	638,267	11,619	5,021,107	189,763
Total investments and mortgage-backed securities	$13,134,593	$443,866	$819,972	$1,365,865	$13,954,565	$1,809,731

	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government-sponsored enterprises (GSEs)	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	27,349	148	27,349	148
Other securities	-	-	191,218	1,333,737	191,218	1,333,737
Obligations of state and political subdivisions	4,677,991	37,661	-	-	4,677,991	37,661
Total investments and mortgage-backed securities	$4,677,991	$37,661	$218,567	$1,333,885	$4,896,558	$1,371,546

U.S. government-sponsored enterprises (GSEs).  The unrealized losses on the Company’s investments in direct obligations of U.S. government-sponsored enterprises (GSEs) were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Obligations of state and political subdivisions.  The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Other securities.  At March 31, 2011, there were four pooled trust preferred securities with an estimated fair value of $182,000 and unrealized losses of $1.4 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  The March 31, 2011 cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of these securities.  The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these securities included no recoveries of defaulted issuers, and 34% recoveries on issuers currently deferring interest payments; future additional default rates for the underlying financial institutions are assumed at 36 basis points annually.  Recoveries on issuers projected to defer in the future are estimated at 10%, following a two-year lag.  The projections assume that institutions in excess of $15 billion (or likely to grow to that size) will prepay their obligations by 2013, due to capital treatment under the regulatory reform bill recently passed.  Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

At December 31, 2008, analysis of the fourth trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers.  The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The discounted cash flow was based on anticipated default and recovery rates, amounts of prepayments, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security.  This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter of fiscal 2009, and for the fiscal year ended June 30, 2009.  At March 31, 2011, cash flow analyses showed it is probable the Company will receive the entire remaining cost basis and related interest projected for the security, though interest payments remain deferred on the security.  The Company’s assumptions for this security include no recoveries of defaulted issuers, and 27% recoveries on issuers currently deferring interest payments; fugure additional default rates for the underlying financial institutions are assumed at 36 basis points annually.  Recoveries on issuers projected to defer in the future are estimated at 10%, following a two-year lag.  The projections assume that institutions in excess of $15 billion (or likely to grow to that size) will prepay their obligations by 2013, due to capital treatment under the regulatory reform bill recently passed.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at March 31, 2011.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2011 and 2010.

	Accumulated Credit Losses,
	Nine-Month Periods
	Ended March 31,
	2011	2010
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans

Loans are summarized as follows:

	March 31,	June 30,
	2011	2010
Real Estate Loans:
Conventional	$198,045,116	$158,494,230
Construction	38,533,300	27,951,418
Commercial	184,014,678	121,525,818
Consumer loans	32,698,706	26,323,936
Commercial loans	115,342,855	97,480,888
	568,634,655	431,776,290
Loans in process	(10,799,107)	(8,705,521)
Deferred loan fees, net	119,111	120,769
Allowance for loan losses	(6,410,952)	(4,508,611)
Total loans	$551,543,707	$418,682,927

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Company has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the states of Missouri and Arkansas.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, or to one of several lending committees, comprised of lenders and other officers with expertise in the type of loan the committee is authorized to approve. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $1,000,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Company could have invested in any one real estate project, is based on the Bank's capital levels.

One- to Four-Family Residential Mortgage Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Company’s marketing campaigns.

The Company currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans. Substantially all of the one- to four-family residential mortgage originations in the Company's portfolio are located within the Company's primary market area.

The Company generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Company charges an additional 50 basis points, but does not require private mortgage insurance. The majority of new residential mortgage loans originated by the Company conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Company are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

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

The Company currently originates ARM loans, which adjust annually after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a “CMT” loan index, the interest earned on the Company’s ARMs will react differently to changing interest rates than the Company’s cost of funds.

In underwriting one- to four-family residential real estate loans, the Company evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Company have appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Company generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses generally located in the Company’s primary market area.

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street Journal’s published prime rate.  The Company typically includes an interest rate “floor” in the loan agreement. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street Journal’s published prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Before credit is extended, the Company analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Company also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate.

During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

Speculative construction and land development lending generally affords the Company an opportunity to receive higher interest rates and fees with shorter terms to maturity than those obtainable from residential lending. Nevertheless, construction and land development lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of accurately estimating building or development costs and the selling price of the finished product, (iii) the increased difficulty and costs of monitoring and disbursing funds for the loan,  (iv) the higher degree of sensitivity to increases in market rates of interest and changes in local economic conditions, and (v) the increased difficulty of working out problem loans. Due in part to these risk factors, the Company may be required from time to time to modify or extend the terms of some of these types of loans. In an effort to reduce these risks, the application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loan amounts are generally limited to 80% of the lesser of current appraised value and/or the cost of construction.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Company. Lending up to 100% of the value of the property presents greater credit risk to the Company. Consequently, the Company limits this product to customers with a favorable credit history.

Automobile loans originated by the Company include both direct loans and a smaller amount of loans originated by auto dealers. The Company generally pays a negotiated fee back to the dealer for indirect loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Company’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit, including agricultural production and equipment loans.

The Company currently offers both fixed and adjustable rate commercial business loans. Adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street Journal’s prime rate of interest. The Company typically includes an interest rate “floor” in the loan agreement.

Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period. The Company’s commercial business loans are evaluated based on the loan application, a determination of the applicant's payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

The tables on the following page present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2011, and June 30, 2010, and activity in the allowance for loan losses for the nine-month period ended March 31, 2011:

	March 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$-	$4,508,611
Provision charged to expense	576,208	19,009	1,054,847	178,722	283,314	-	2,112,100
Losses charged off	(118,587)	-	(59,955)	(53,469)	(200)	-	(232,211)
Recoveries	2,636	-	988	14,854	3,974	-	22,452
Balance, end of period	$1,362,379	$217,036	$2,601,098	$613,171	$1,617,268	$-	$6,410,952
Ending Balance: individually evaluated for impairment	$-	$-	$392,015	$-	$-	$-	$392,015
Ending Balance: collectively evaluated for impairment	$1,362,379	$217,036	$2,209,083	$613,171	$1,617,268	$-	$6,018,937
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,331,049	$-	$-	$-	$1,331,049
Ending Balance: collectively evaluated for impairment	$195,343,720	$27,393,494	$180,118,628	$32,649,218	$11,148,467	$-	$546,653,527
Ending Balance: loans acquired with deteriorated credit quality	$2,701,396	$340,699	$2,565,001	$49,488	$4,194,388	$-	$9,850,972

	June 30, 2010
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$-	$4,508,611
Ending Balance: individually evaluated for impairment	$-	$-	$394,211	$-	$19,699	$-	$413,910
Ending Balance: collectively evaluated for impairment	$902,122	$198,027	$1,211,007	$473,064	$1,310,481	$-	$4,094,701
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,433,410	$-	$299,716	$-	$1,733,126
Ending Balance: collectively evaluated for impairment	$157,866,852	$19,245,897	$119,898,506	$26,152,658	$97,175,939	$-	$420,339,852
Ending Balance: loans acquired with deteriorated credit quality	$627,378	$-	$193,902	$171,278	$5,233	$-	$997,791

The following table presents the activity in the allowance for loan losses for the nine-month period ended March 31, 2010:

Nine months ended March 31, 2010

Balance, beginning of period	$3,992,961
Loans charged off:
Residential real estate	(104,806)
Commercial business	(78,482)
Commercial real estate	(47,404)
Consumer	(39,946)
Gross charged off loans	(270,638)
Recoveries of loans previously charged off:
Residential real estate	2,016
Commercial business	4,536
Commercial real estate	1,680
Consumer	3,522
Gross recoveries of charged off loans	11,754
Net charge offs	(258,884)
Provision charged to expense	565,449
Balance, end of period	$4,299,526

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be able to be collected when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, individual consumer and residential loans are not separately identified for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The general component covers non-classified loans and is based on historical charge-off experience and expected loss given the internal risk rating process.  The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.

There have been no changes to the Company’s accounting policies or methodology from the prior periods.

The following tables  present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2011, and June 30, 2010:

	March 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$195,921,858	$27,734,193	$167,751,820	$32,543,427	$103,476,485
Special Mention	1,800,451	-	11,468,095	88,748	5,909,458
Substandard	237,413	-	4,794,763	63,913	5,956,912
Doubtful	85,394	-	-	2,618	-
Total	$198,045,116	$27,734,193	$184,014,678	$32,698,706	$115,342,855

	June 30, 2010
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$158,407,780	$19,245,897	$115,891,426	$26,323,936	$90,941,003
Special Mention	-	-	123,100	-	5,790,000
Substandard	86,450	-	5,511,292	-	749,885
Doubtful	-	-	-	-	-
Total	$158,494,230	$19,245,897	$121,525,818	$26,323,936	$97,480,888

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination.  In addition, lending relationships over $250,000 are subject to an independent loan review following origination, and lending relationships in excess of $1,000,000 are subject to an independent loan review annually, in order to verify risk ratings.

The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention warrant more than usual monitoring.  Issues may include deteriorating financial condition, payments made after the due date but within 30 days, adverse industry conditions, management problems, or other signs of deterioration that indicate a potential weakening of the institution’s credit position in the future.

Substandard – Loans classified as substandard possess weaknesses that jeopardize the ultimate collection of the principal and interest outstanding.  These loans exhibit continued financial losses, ongoing delinquency, overall poor financial condition, and insufficient collateral.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses of substandard loans, and have deteriorated to the level that there is a high probability of substantial loss.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2011, and June 30, 2010:

	March 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$671,875	$175,469	$61,621	$908,965	$197,136,151	$198,045,116	$61,621
Construction	-	-	-	-	27,734,193	27,734,193	-
Commercial	880,839	247,220	128,404	1,256,463	182,758,215	184,014,678	128,403
Consumer loans	264,630	33,120	26,519	324,269	32,374,437	32,698,706	10,946
Commercial loans	237,376	88,830	2,012	328,218	115,014,637	115,342,855	-
Total loans	$2,054,720	$544,639	$218,556	$2,817,915	$555,017,633	$557,835,548	$200,970

	June 30, 2010
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$212,708	$239,191	$162,731	$614,630	$157,879,600	$158,494,230	$8,170
Construction	-	-	-	-	19,245,897	19,245,897	-
Commercial	320,562	-	51,174	371,736	121,154,082	121,525,818	-
Consumer loans	236,694	20,202	74,957	331,853	25,992,083	26,323,936	51,447
Commercial loans	103,168	22,997	42,835	169,000	97,311,888	97,480,888	34,347
Total loans	$873,132	$282,390	$331,697	$1,487,219	$421,583,550	$423,070,769	$93,964

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

The following tables present impaired loans as of March 31, 2011, and June 30, 2010:

	March 31, 2011
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$2,701,396	$3,409,283	$-
Construction real estate	340,699	1,606,513	-
Commercial real estate	2,565,001	3,276,560	-
Consumer loans	49,488	135,596	-
Commercial loans	4,194,388	5,773,646	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	1,331,049	1,331,049	392,015
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Conventional real estate	$2,701,396	$3,409,283	$-
Construction real estate	$340,699	$1,606,513	$-
Commercial real estate	$3,896,050	$4,607,609	$392,015
Consumer loans	$49,488	$135,596	$-
Commercial loans	$4,194,388	$5,773,646	$-

	June 30, 2010
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$627,378	$1,062,003	$-
Construction real estate	-	-	-
Commercial real estate	193,902	273,308	-
Consumer loans	171,278	305,882	-
Commercial loans	5,233	15,037	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	1,433,410	1,433,410	394,211
Consumer loans	-	-	-
Commercial loans	299,716	299,716	19,699
Total:
Conventional real estate	$627,378	$1,062,003	$-
Construction real estate	$-	$-	$-
Commercial real estate	$1,627,312	$1,706,718	$394,211
Consumer loans	$171,278	$305,882	$-
Commercial loans	$304,949	$314,753	$19,699

The following table presents the Company’s nonaccrual loans at March 31, 2011, and June 30, 2010.  This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2011	June 30, 2010
Conventional real estate	$96,399	$141,904
Construction real estate	-
Commercial real estate	-	51,164
Consumer loans	2,618	10,793
Commercial loans	3,274	8,709
Total loans	$102,291	$212,570

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in a transfer during the nine-month period ended March 31, 2011.  At acquisition, the transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2011.  The amounts of loans at March 31, 2011, are as follows:

Real Estate Loans:
Conventional	$2,214,994
Construction	-
Commercial	5,087,576
Consumer loans	-
Commercial loans	5,763,664
Outstanding balance	$13,066,234
Carrying amount, net of fair value adjustment of $3,814,391	$9,251,843

Accretable yield, or income expected to be collected, is as follows:

Balance at June 30, 2010	$413,525
Additions	1,241,522
Accretion	(198,862)
Reclassification from nonaccretable difference	-
Disposals	-
Balance at March 31, 2011	$1,456,185

Loans acquired during the nine months ended March 31, 2011, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable at acquisition:
Conventional real estate	$3,164,199
Construction real estate	2,267,781
Commercial real estate	4,669,215
Consumer loans	-
Commercial loans	6,844,624
Total required payments receivable	$16,945,819

Cash flows expected to be collected at acquisition	$11,543,172

Basis in acquired loans at acquisition	$10,301,650

Certain of the loans acquired by the Company that are within the scope of this guidance (ASC 310-30) are not accounted for using the income recognition model for loans and debt securities acquired with deteriorated credit quality because the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans (which are included in the carrying amount, net allowance, described above) are as follows:

Loans purchased during the year	$10,301,650

Loans at end of period	$9,251,843

Note 6:  Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2011	2010
Non-interest bearing accounts	$44,119,667	$28,795,215
NOW accounts	154,277,683	103,712,619
Money market deposit accounts	23,853,687	7,479,938
Savings accounts	90,684,828	90,384,521
Certificates	263,532,152	192,520,614
Total deposits	$576,468,017	$422,892,907

Note 7:  Comprehensive Income

The Company’s comprehensive income for the three- and nine-month periods ended March 31, 2011 and 2010, was as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$1,977,992	$1,077,028	$8,856,738	$3,429,897
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	229,641	257,319	(1,019,506)	1,002,280
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(277)	(27)	(10)	1,807
Tax benefit (expense)	(84,865)	(95,198)	377,221	(371,513)
Total other comprehensive income (loss)	144,499	162,094	(642,295)	632,574
Comprehensive income	$2,122,491	$1,239,122	$8,214,443	$4,062,471

Note 8:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three- and nine-month periods ended March 31, 2011 and 2010.

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$1,977,992	$1,077,028	$8,856,738	$3,429,897
Dividend payable on preferred stock	128,011	127,556	383,724	382,339
Net income available to common shareholders	$1,849,981	$949,472	$8,473,014	$3,047,558

Average Common shares – outstanding basic	2,092,791	2,083,473	2,087,002	2,083,408
Stock options under treasury stock method	70,368	15,785	70,242	16,334
Average Common shares – outstanding diluted	2,163,159	2,099,258	2,157,244	2,099,742

Basic earnings per common share	$0.88	$0.46	$4.06	$1.46
Diluted earnings per common share	$0.86	$0.45	$3.93	$1.45

The Company had 69,500 exercisable stock options and warrants outstanding at March 31, 2010, with an exercise price exceeding the market price.  These stock options and warrants were excluded from the above calculation as they were anti-dilutive.  At March 31, 2011, no options outstanding had an exercise price exceeding the market price.

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

Note 10:  Employee Stock Ownership Plan

The Company established a tax-qualified ESOP in April 1994. The plan has been merged with the Company’s 401(k) Retirement Plan (the Plan).  Both plans cover substantially all employees who are at least 21 years of age and who have completed one year of service.  The Company has notified participants it will make a safe harbor contribution of 3% of eligible compensation for the plan year ended June 30, 2011, and that it also intends to make additional, discretionary profit-sharing contributions.  The Company accrued $75,000 per quarter for these benefit expenses during the first six months of fiscal 2011, and following the Acquisition and improved profitability, accrued a benefit expense of $115,000 in the third quarter and expects to accrue a similar amount in the fourth quarter.

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

Note 13: Business Combinations

On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas.  The results of operations of the former First Southern Bank locations have been included in the consolidated condensed financial statements since that date.  As a result of the transaction, the Bank will have an opportunity to increase its deposit base and reduce transaction and other costs through economies of scale.

The Company recorded an estimated $460,000 in third-party acquisition-related costs in the second quarter of fiscal 2011.  The expenses are included in noninterest expense in the Company’s condensed consolidated  statement of income (unaudited) for the nine-month period ended March 31, 2011.

The bargain purchase gain of $7.0 million arising from the acquisition is a result of the discount bid of $17.5 million made by the Company to acquire the assets and assume the liabilities of the failed financial institution.  The transaction was accomplished without loss-share coverage from the FDIC.  The full amount of the bargain purchase gain is expected to be taxable, on a deferred basis.

The table on the following page summarizes the assets acquired and liabilities assumed at the acquisition date.

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

For the three- and nine-month periods ended March 31, 2011, the acquired business contributed revenues (net interest income and noninterest income) of $1.5 million and $1.7 million, respectively, and earnings, net of tax, of $447,000 and $480,000, respectively, to the Company.  The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2009:

	Pro forma		Pro forma
(dollars in thousands, except EPS)	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest income	$10,296	$8,294	$28,878	$24,976
Interest expense	2,903	3,328	9,771	10,079
Net interest income	7,393	4,966	19,107	14,897
Provision for loan losses	1,196	187	2,359	2,193
Net interest income after provision for loan losses	6,197	4,779	16,748	12,704
Noninterest income	850	750	9,716	2,289
Noninterest expense	4,153	4,371	13,487	12,262
Income before taxes	2,894	1,158	12,977	2,731
Income taxes	916	184	4,271	279
Net income	1,978	975	8,706	2,452
Less: effective dividend on preferred shares	128	128	384	382
Net income available to common shareholders	$1,850	$847	$8,322	$2,070

Basic earnings per common share	$0.88	$0.41	$3.99	$0.99
Diluted earnings per common share	$0.86	$0.40	$3.86	$0.99

The above pro forma summary excludes earnings on investment securities as they were not included with the asset purchase.

The fair value of the assets acquired included loans with a fair value of $114.6 million.  The gross amount due under the contracts was $124.4 million, of which $7.4 million was expected to be uncollectible.

Note 14: Subsequent Events

On May 10, 2011, the Company filed a registration statement on Form S-1, providing for the offering of up to $28.8 million in common stock.  The proposed date for the sale of the securities is intended to be as soon as practicable following the effectiveness of the registration statement.

Note 15:  Recent Accounting Pronouncements

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.  The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature, extent, and financial impact and segment information concerning troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The Company has adopted the provisions of ASU 2010-20 and has provided the required disclosure in this March 31, 2011, Report on Form 10-Q.  Adoption of the update did not have a material effect on the Company’s financial statements, but it has significantly expanded the disclosures the Company is required to provide.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU NO. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective interim and annual periods beginning after June 15, 2011, and will be effective for the Company’s quarter ended September 30, 2011.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial statements.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff, 15 full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, and Matthews, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas, and loan production offices located in Springfield, Missouri, and Little Rock, Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2011, and the results of operations for the three-and nine-month periods ended March 31, 2011 and 2010, respectively.

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

Non-GAAP Disclosures

Net income excluding the bargain purchase gain and transaction expenses resulting from the Acquisition, net income available to common shareholders excluding the bargain purchase gain and transaction expenses resulting from the Acquisition, diluted net income per share available to common shareholders excluding the bargain purchase gain and transaction expenses resulting from the Acquisition, noninterest income excluding the bargain purchase gain resulting from the Acquisition, noninterest expense excluding the transaction expenses resulting from the Acquisition, and the efficiency ratio exclusive of the bargain purchase gain and transaction expenses resulting from the Acquisition are financial measures containing information determined by methods other than in accordance with accounting principles generally accepted in the United States (commonly referred to as “GAAP”).  These measurers indicate what net income, net income available to common shareholders, diluted net income per share available to common shareholders, noninterest income, noninterest expense, and the efficiency ratio would have been without the impact of the bargain purchase gain recognized in the Acquisition and the transaction expenses incurred as a result of the Acquisition.  Management believes that showing these measures excluding the bargain purchase gain and transaction expenses resulting from the Acquisition is useful disclosure because it better reflects core operating results.

These non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures.  Because not all companies use identical calculations, these non-GAAP financial measures might not be comparable to other similarly-titled measures as determined and disclosed by other companies.  Reconciliations to GAAP of these non-GAAP financial measures presented are set forth below.

The following table presents a reconciliation of the calculation of net income excluding the bargain purchase gain and transaction expenses resulting from the Acquisition:

Nine months ended March 31, 2011

Net income	$8,856,738
Less: impact of bargain purchase gain and transaction expenses resulting from the Acquisition	4,084,969
Net income – excluding bargain purchase gain and transaction expenses resulting from the Acquisition	$4,771,769

The following table presents a reconciliation of the calculation of net income available to common shareholders excluding the bargain purchase gain and transaction expenses resulting from the Acquisition:

Nine months ended March 31, 2011

Net income available to common shareholders	$8,473,014
Less: impact of bargain purchase gain and transaction expenses resulting from the Acquisition	4,084,969
Net income available to common shareholders – excluding bargain purchase gain and transaction expenses resulting from the Acquisition	$4,388,045

The following table presents a reconciliation of the calculation of diluted net income per share available to common shareholders excluding the bargain purchase gain and transaction expenses resulting from the Acquisition:

Nine months ended March 31, 2011

Diluted net income per share available to common shareholders	$3.93
Less: impact of bargain purchase gain and transaction expenses resulting from the Acquisition	1.90
Diluted net income per share available to common shareholders – excluding bargain purchase gain and transaction expenses resulting from the Acquisition	$2.03

The following table presents a reconciliation of the calculation of noninterest income excluding the bargain purchase gain resulting from the Acquisition:

Nine months ended March 31, 2011

Noninterest income	$9,536,642
Less: impact of bargain purchase gain resulting from the Acquisition	6,996,750
Noninterest income – excluding bargain purchase gain resulting from the Acquisition	$2,539,892

The following table presents a reconciliation of the calculation of noninterest expense excluding the transaction expenses resulting from the Acquisition:

Nine months ended March 31, 2011

Noninterest expense	$10,877,429
Less: impact of transaction expenses resulting from the Acquisition	460,000
Noninterest expense – excluding transaction expenses resulting from the Acquisition	$10,417,429

The following table presents a reconciliation of the calculation of the efficiency ratio exclusive of the bargain purchase gain and transaction expenses resulting from the Acquisition:

Nine months ended March 31, 2011

Noninterest expense	$10,877,429
Less: impact of transaction expenses resulting from the Acquisition	460,000
Noninterest expense – excluding transaction expenses resulting from the Acquisition	10,417,429
Noninterest income	$9,536,642
Less: impact of bargain purchase gain resulting from the Acquisition	6,996,750
Noninterest income – excluding bargain purchase gain resulting from the Acquisition	2,539,892
Net interest income	16,671,113
Sum of net interest income and noninterest income – excluding bargain purchase gain resulting from the Acquisition	$19,211,005
Efficiency ratio – exclusive of the bargain purchase gain and transaction expenses resulting from the Acquisition	54.2%

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

During the first nine months of fiscal 2011, we grew our balance sheet by $150.3 million; this growth was primarily due to the December 17, 2010, acquisition by the Bank of certain assets and the assumption of certain liabilities of First Southern Bank, Batesville, Arkansas, through a purchase and assumption agreement with the FDIC (the “Acquisition”).  Excluding the Acquisition, asset growth would have been approximately $71.4 million.  In total, growth reflected a $132.9 million increase in net loans (including $101.4 million in loans, at fair value, resulting from the Acquisition); a $3.5 million decrease in available-for-sale investments; and a $19.6 million increase in cash and cash equivalents.  Deposits increased $153.6 million (including $84.9 million in deposits, at fair value, resulting from the Acquisition), Federal Home Loan Bank (FHLB) advances were reduced by $10.0 million, and securities sold under agreements to repurchase were down $4.4 million.  Growth in loans was primarily comprised of commercial and residential real estate loans, and commercial loans.  Deposit growth was primarily in certificates of deposit, interest-bearing transaction accounts, money market deposit accounts, and non-interest bearing transaction accounts.

Net income for the first nine months of fiscal 2011 increased 158.2% to $8.9 million, as compared to $3.4 million earned during the same period of the prior year.  After accounting for preferred stock dividends of $384,000 in the first nine months of the fiscal year, net earnings available to common shareholders increased 178.0% compared to the same period of the prior fiscal year, to $8.5 million.  The increase in net income compared to the year-ago period was primarily due to the Acquisition, which resulted in a bargain purchase gain of approximately $4.4 million, net of tax, partially offset by transaction expenses of $288,000, net of tax.  Excluding the bargain purchase gain and transaction expenses arising from the Acquisition, the Company would have reported net income of approximately $4.8 million for the first nine months of fiscal 2011, an increase of 39.1%.  Diluted net income available to common shareholders was $3.93 per share for the first nine months of fiscal 2011, as compared to $1.45 per share for the same period of the prior year.  Excluding the bargain purchase gain and transaction expenses, for the first nine months of fiscal 2011, diluted net income available to common shareholders would have been approximately $2.03 per share.  For the first nine months of fiscal 2011, net interest income increased $4.5 million, or 37.5%; noninterest income increased $7.3 million, or 331.9%; noninterest expense increased $1.4 million, or 14.8%; provision for loan losses increased $1.5 million, or 275.3%; and provision for income taxes increased $3.5 million, or 403.7%, as compared to the same period of the prior fiscal year.  These figures were inclusive of the results of the Acquisition; for more information see “Results of Operations.”

Short-term market rates remained at relatively low levels during the first nine months of fiscal 2011; across the yield curve, rates generally declined in the first fiscal quarter, increased in the second quarter, continued to increase early in the third quarter, before falling later in the third quarter.  Longer-term rates increased the most, as the curve steepened.  Relative to recent historical norms  the curve was very steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries – those purchases ended in the first calendar quarter of 2010, and an additional, smaller quantitative easing program was initiated later in 2010, along with reinvestment of principal repaid under the original program.  In recent guidance, the Federal Reserve has indicated that the second quantitative easing program is expected to end in June 2011, as originally scheduled, and that it will continue to evaluate its balance sheet holdings in light of economic conidtions.  In this rate environment, our net interest margin was improved when comparing the first nine months of fiscal 2011 to the same period of the prior year, however, much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest earning assets.  The Company does not expect the full improvement in margin to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads.  Our net interest margin would have improved exclusive of the Acquisition, as declining loan and investment securities rates were more than offset by changes in our funding composition, as we moved from higher cost FHLB advances to deposits.  Aside from the Acquisition, the Company’s strong deposit growth was attributed in large part to the rewards checking product offered at above-market rates, as we took advantage of the favorable rate environment to build market share.  Compared to the year ago period, net interest income increased $4.5 million, or 37.5%, during the first nine months of fiscal 2011, attributable to improvement in our average net interest rate spread and growth in average interest-earning assets.

The Company’s net income is also affected by the level of its noninterest income and operating expenses.  Non-interest income generally consists primarily of service charges, ATM network and loan fees, and other general operating income.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, deposit insurance assessments, advertising, postage and office expenses, insurance, professional fees, and other general operating expenses.  During the nine-month period ended March 31, 2011, noninterest income increased $7.3 million, or 331.9%, as compared to the same period of the prior year, due primarily to the bargain purchase gain resulting from the Acquisition.  Excluding the effects of the Acquisition, increased NSF activity and income generated from ATM/POS network transactions would have led to a $332,000, or 15.0%, increase, compared to the same period a year ago.  Noninterest expense increased $1.4 million, or 14.8%, during the first nine months of fiscal 2011, compared to the same period of the prior year, due to additional expenses of operating new locations obtained in the Acquisition, and transaction expenses resulting from the Acquisition.  Excluding the transaction expenses resulting from the Acquisition, noninterest expense would have increased $946,000, or 10.0%, attributable to the additional expenses of operating the new locations obtained in the Acquisition.

In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available (see Note 3: Securities, of the Notes to Condensed Consolidated Financial Statements).  All of these investments are described in the table below, as of March 31, 2011:

		Unrealized		S&P	Moody’s
Security	Amortized Cost	Gains / (Losses)	Fair Value	Rating	Rating
Freddie Mac Preferred Stock Series Z	$-	$-	$-	C	Ca
Trapeza CDO IV, Ltd., class C2	125,000	(118,131)	6,869	NR	Ca
Trapeza CDO XIII, Ltd., class A2A	480,359	(317,164)	163,195	CCC-	Ba2
Trapeza CDO XIII, Ltd., class B	487,408	(480,808)	6,600	NR	Caa3
Preferred Term Securities XXIV, Ltd., class B1	443,185	(438,143)	5,042	NR	Caa3
Totals	$1,535,952	$(1,354,246)	$181,706

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

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities.  The primary funding for our asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit.  We intend to grow deposits by offering desirable deposit products for our existing customers and by attracting new depository relationships.  We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at March 31, 2011, and June 30, 2010

The Company’s total assets increased by $150.3 million, or 27.2%, to $702.4 million at March 31, 2011, as compared to $552.1 million at June 30, 2010.  Asset growth was primarily due to the Acquisition, as a result of which the Company acquired assets, net of cash deployed, reported at a fair value of $78.9 million as of March 31, 2010.  Excluding the Acquisition, asset growth would have been approximately $71.4 million, or 12.9%.  Loans, net of the allowance for loan losses, increased $132.9 million, or 31.7%, to $551.5 million at March 31, 2011, as compared to $418.7 million at June 30, 2010.  The increase primarily reflects the Acquisition, as a result of which the Company acquired loans reported at a fair value of $101.4 million as of March 31, 2011.  Excluding the Acquisition, loan growth would have been approximately $31.5 million, or 7.5%.  Available-for-sale investment balances decreased by $3.5 million, or 5.3%, to $63.4 million at March 31, 2011, as compared to $67.0 million at June 30, 2010.

Asset growth during the first nine months of fiscal 2011 has been funded with deposit growth, which totaled $153.6 million, or 36.3%, bringing deposit balances to $576.5 million at March 31, 2011, as compared to $422.9 million at June 30, 2010.  This growth was primarily the result of the Acquisition, as a result of which the Company acquired deposits reported at a fair value of $84.9 million at March 31, 2011.  Excluding the Acquisition, deposit growth would have been approximately $68.6 million, or 15.5%.  FHLB advances decreased to $33.5 million at March 31, 2011, as compared to $43.5 million at June 30, 2010.  Securities sold under agreements to repurchase totaled $26.0 million at March 31, 2011, as compared to $30.4 million at June 30, 2010.  All of these repurchase agreements were with local small business and local government counterparties.

Total stockholders’ equity increased $7.2 million, or 15.8%, to $52.9 million at March 31, 2011, as compared to $45.6 million at June 30, 2010.  The increase was due to retention of net income, partially offset by cash dividends paid on common and preferred stock and a decrease in the market value of the Company’s available-for-sale investment portfolio, net of tax.

Average Balance Sheet for the Three- and Nine-Month Periods Ended March 31, 2011 and 2010

The tables below and on the following page present certain information regarding Southern Missouri Bancorp, Inc.’s financial condition and net interest income for the three- and six-month periods ending March 31, 2011 and 2010.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended March 31, 2011			Three-month period ended March 31, 2010
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	413,893,046	7,290,664	7.05	$292,104,151	$4,494,140	6.15
Other loans (1)	148,493,146	2,335,955	6.29	108,064,756	1,538,655	5.70
Total net loans	562,386,192	9,626,619	6.85	400,168,907	6,032,795	6.04
Mortgage-backed securities	27,322,446	324,188	4.75	35,068,166	419,064	4.78
Investment securities (2)	43,193,879	320,730	2.97	32,914,124	317,234	3.86
Other interest earning assets	30,767,978	24,525	0.32	41,751,076	35,646	0.34
Total interest earning assets (1)	663,670,495	10,269,350	6.21	509,902,273	6,804,739	5.34
Other noninterest earning assets (3)	27,060,826	-		28,024,603	-
Total assets	$690,731,321	$10,296,062		$537,926,876	$6,804,739

Interest bearing liabilities:
Savings accounts	89,280,728	253,302	1.13	$89,085,574	$369,684	1.66
NOW accounts	142,603,073	897,926	2.52	90,926,152	534,248	2.35
Money market deposit accounts	22,510,701	75,213	1.34	8,087,169	30,896	1.53
Certificates of deposit	267,940,669	1,229,344	1.84	188,018,283	1,131,747	2.41
Total interest bearing deposits	522,335,171	2,455,785	1.88	376,117,178	2,066,575	2.20
Borrowings:
Securities sold under agreements to repurchase	27,767,551	60,536	0.87	30,984,191	64,911	0.84
FHLB advances	33,500,000	332,012	3.96	52,300,000	610,648	4.67
Subordinated debt	7,217,000	55,085	3.05	7,217,000	54,199	3.00
Total interest bearing liabilities	590,819,721	2,903,418	1.97	466,618,369	2,796,333	2.40
Noninterest bearing demand deposits	43,148,043	-		26,110,375	-
Other noninterest bearing liabilities	4,574,949	-		606,142	-
Total liabilities	638,542,713	2,903,418		493,334,886	2,796,333
Stockholders’ equity	52,188,608	-		44,591,990	-
Total liabilities and stockholders' equity	$690,731,321	$2,903,418		$537,926,876	$2,796,333

Net interest income		$7,392,644			$4,008,406

Interest rate spread (4)			4.24			2.94
Net interest margin (5)			4.46			3.14

Ratio of average interest-earning assets to average interest-bearing liabilities	112.33%			109.28%
______________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $7.9 million and $8.0 million, respectively, for the three-month period ending March 31, 2011, as compared to $9.4 million and $7.7 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended March 31, 2011			Nine-month period ended March 31, 2010
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$351,263,998	$17,121,484	6.50	$283,791,471	$13,321,983	6.26
Other loans (1)	134,136,541	5,896,475	5.86	116,252,762	5,045,657	5.79
Total net loans	485,400,539	23,017,959	6.32	400,044,233	18,367,640	6.14
Mortgage-backed securities	29,768,173	1,070,907	4.80	36,649,301	1,320,352	4.80
Investment securities (2)	39,368,804	954,957	3.23	28,600,116	827,197	3.86
Other interest earning assets	33,228,942	86,398	0.35	25,917,065	79,511	0.41
Total interest earning assets (1)	587,766,458	25,130,221	5.70	491,210,715	20,594,700	5.60
Other noninterest earning assets (3)	25,328,494	-		27,525,517	-
Total assets	$613,094,952	$25,130,221		$518,736,232	$20,594,700

Interest bearing liabilities:
Savings accounts	$87,887,369	$784,707	1.19	$75,711,904	$864,785	1.52
NOW accounts	122,652,764	2,394,557	2.60	80,522,353	1,429,802	2.37
Money market deposit accounts	12,523,747	125,955	1.34	6,572,534	70,063	1.42
Certificates of deposit	228,868,995	3,568,889	2.08	189,601,647	3,562,810	2.51
Total interest bearing deposits	451,932,875	6,874,108	2.03	352,408,438	5,927,460	2.24
Borrowings:
Securities sold under agreements to repurchase	30,435,294	195,208	0.86	26,717,686	168,164	0.84
FHLB advances	38,318,653	1,218,642	4.24	62,032,518	2,203,148	4.74
Subordinated debt	7,217,000	171,150	3.16	7,217,000	171,359	3.17
Total interest bearing liabilities	527,903,822	8,459,108	2.14	448,375,642	8,470,131	2.52
Noninterest bearing demand deposits	34,890,197	-		25,332,680	-
Other noninterest bearing liabilities	1,849,905	-		1,307,656	-
Total liabilities	564,643,924	8,459,108		475,015,978	8,470,131
Stockholders’ equity	48,451,028	-		43,720,254	-
Total liabilities and stockholders' equity	$613,094,952	$8,459,108		$518,736,232	$8,470,131

Net interest income		$16,671,113			$12,124,569

Interest rate spread (4)			3.56			3.08
Net interest margin (5)			3.78			3.29

Ratio of average interest-earning assets to average interest-bearing liabilities	111.34%			109.55%
______________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $7.7 million and $7.9 million, respectively, for the nine-month period ending March 31, 2011, as compared to $9.3 million and $7.7 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2011 and 2010

General.  Net income for the three- and nine-month periods ended March 31, 2011, was $2.0 million and $8.9 million, respectively, increases of $901,000, or 83.7%, and $5.4 million, or 158.2%, respectively, as compared to the $1.1 million and $3.4 million in net income earned in the same periods of the prior fiscal year.  After preferred dividends of $128,000 and $384,000, respectively, paid in the three- and nine-month periods, net income available to common shareholders was $1.8 million and $8.5 million, respectively, increases of $901,000, or 94.8%, and $5.4 million, or 178.8%, respectively, as compared to $949,000 and $3.0 million, respectively, in the same periods of the prior fiscal year.  For the three-month period ended March 31, 2011, basic and diluted net income per share available to common shareholders, was $0.88 and $0.86, respectively, increases of $0.42, or 91.3%, and $0.41, or 91.1%, as compared to $0.46 and $0.45, respectively, in the same period of the prior year.  For the nine-month period ended March 31, 2011, basic and diluted net income per share available to common shareholders was $4.06 and $3.93, respectively, increases of $2.60, or 178.1%, and $2.48, or 171.0%, respectively, as compared to $1.46 and $1.45, respectively, in the same period of the prior year.  Our annualized return on average assets for the three- and nine-month periods ended March 31, 2011, was 1.15% and 1.93%, respectively, as compared to 0.80% and 0.88%, respectively, for the same periods of the prior fiscal year.  Our return on average common stockholders’ equity for the three- and nine-month periods ended March 31, 2011, was 17.3% and 29.0%, respectively, as compared to 10.8% and 11.8%, respectively, for the same periods of the prior fiscal year.  Exclusive of the bargain purchase gain and transaction expenses resulting from the Acquisition, it is estimated that the Company would have reported net income of approximately $4.8 million for the nine-month period ended March 31, 2011.  After a $384,000 dividend on preferred shares, net income available to common shareholders would have been approximately $4.4 million, or $2.03 per diluted common share, for the nine-month period ended March 31, 2011.

Net Interest Income.  Net interest income for the three- and nine-month periods ended March 31, 2011, was $7.4 million and $16.7 million, respectively, increases of $3.4 million, or 84.4%, and $4.5 million, or 37.5%, respectively, as compared to the same periods of the prior fiscal year.  The increases reflected substantial improvement in our net interest rate spread, attributable primarily to the Acquisition, through which we obtained assets marked at a fair value that results in an effective yield on the acquired assets that is higher than the Company’s legacy interest-earning assets.  Our average interest rate spread for the three and nine-month periods ended March 31, 2011, was 4.24% and 3.56%, respectively, as compared to 2.94% and 3.08%, respectively, for the same periods of the prior fiscal year.  For the three-month period ended March 31, 2011, the 130 basis point increase in the net interest rate spread, compared to the same period a year ago, resulted from an 87 basis point increase in the average yield on interest-earning assets, combined with a 43 basis point decrease in the average cost of interest-bearing liabilities. For the nine-month period ended March 31, 2011, the 48 basis point increase in the net interest rate spread, compared to the same period a year ago, resulted from a 38 basis point decrease in the average cost of interest bearing liabilities, combined with an 10 basis point increase in the average yield on interest-earning assets.  Much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest earning assets.  The Company does not expect the full improvement in net interest rate spread to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads. Additionally, our growth initiatives, including the Acquisition, resulted in 30.2% and 19.7% increases, respectively, in the average balance of interest-earning assets (and 26.6% and 17.7%  increases, respectively, in the average balance of interest-bearing liabilities) for the three- and nine-month periods ended March 31, 2011, compared to the same periods of the prior fiscal year.  Our net interest margin for the three- and nine-month periods ended March 31, 2011, determined by dividing the annualized net interest income by total average interest-earning assets, was 4.46% and 3.78%, as compared to 3.14% and 3.29% in the same periods of the prior fiscal year.

Interest Income.  Total interest income for the three- and nine-month periods ended March 31, 2011, was $10.3 million and $25.1 million, respectively, increases of $3.5 million, or 51.3%, and $4.5 million, or 22.0%, as compared to the amounts earned in the same periods of the prior fiscal year. The improvement was due to increases of $153.8 million, or 30.2%, and $96.6 million, or 19.7%, respectively, in the average balance of interest-earning assets for the three- and nine-month periods ended March 31, 2011, as compared to the same periods of the prior fiscal year, combined with 87 and 10 basis point increases, respectively, in the average interest rate earned.  For the three- and nine-month periods ended December 31, 2010, the average interest rate on interest-earning assets was 6.21% and 5.70%, respectively, as compared to 5.34% and 5.60%, respectively, for the same periods of the prior fiscal year.

Interest Expense.  Total interest expense for the three- and nine-month periods ended March 31, 2011, was $2.9 million and $8.5 million, respectively, an increase of $107,000, or 3.8%, for the three-month period, and a decrease of $11,000, or 0.1%, for the nine-month period, as compared to the same periods of the prior fiscal year.  For the three-month period, the increase was due to the $124.2 million, or 26.6%, increase in the average balance of interest-bearing liabilities, partially offset by a 43 basis point decrease in the average cost of those liabilities, compared to the same period of the prior year.  For the nine-month period, the decrease was due to a 38 basis point decrease in the average cost of interest-bearing liabilities, partially offset by the $79.5 million, or 17.7%, increase in the average balance of those liabilities, compared to the same period of the prior year.  For the three- and nine-month periods ended March 31, 2011, the average interest rate on interest-bearing liabilities was 1.97% and 2.14%, respectively, as compared to 2.40% and 2.52%, respectively, for the same periods of the prior fiscal year.

Provisions for Loan Losses.  Provisions for loan losses for the three- and nine-month periods ended March 31, 2011, were $1.2 million and $2.1 million, respectively, as compared to $101,000 and $565,000, respectively, for the same periods of the prior fiscal year.  The increases were attributed to management’s continuous analysis of the loan portfolio and the allowance for loan losses, which indicated provisions were required to maintain the allowance at the appropriate level.  Our current quarter’s analysis of the loan portfolio was conducted based on an additional $2.8 million in classified loans, the increase in which was primarily attributable to identification of problem credits within the loan portfolio obtained in the Acquisition.  Additionally, significant loan growth is a factor in the analysis.  In fiscal years 2010 and 2009, respectively, provisions totaled 23 and 32 basis points as a percentage of average loans outstanding, compared to net charge offs of ten basis points in both fiscal 2010 and 2009.  By comparison, annualized provisions in fiscal year 2011 to date have totaled 58 basis points, while annualized net charge offs have totaled six basis points.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- and nine-month periods ended March 31, 2011, was $850,000 and $9.5 million, respectively, increases of $137,000, or 19.3%, and, $7.3 million, or 331.9%, respectively, as compared to the same periods of the prior fiscal year.  The increase in the three-month period was attributed primarily to income generated by ATM/POS network transactions and increased NSF activity.  The increase for the nine-month period was primarily due to the bargain purchase gain of $7.0 million (pre-tax) recognized in the second quarter of fiscal 2011 as a result of the Acquisition.  Absent the bargain purchase gain, the Company’s noninterest income for the nine-month period ended March 31, 2011, would have been approximately $2.5 million, an increase of $332,000, or 15.0%, compared to the same period of the prior fiscal year. That increase was also attributable primarily to income generated by ATM/POS network transactions and increased NSF activity.  The Company notes that regulation of interchange income by the Federal Reserve under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act may significantly reduce the amount of income realized from ATM/POS network transactions.  Any reductions may be somewhat offset by pricing decisions on the Company’s product offerings, but it is likely that full implementation of the required interchange regulation will have a negative impact on the Company’s results.

Noninterest Expense.  Noninterest expense for the three- and nine-month periods ended March 31, 2011, was $4.2 million and $10.9 million, respectively, increases of $854,000, or 25.9%, and $1.4 million, or 14.8%, respectively, as compared to the same periods of the prior fiscal year.  The increase for the three-month period was attributed primarily to the additional expenses necessary to operate new locations obtained in the Acquisition, which totaled approximately $787,000.  The increase for the nine-month period was also attributed primarily to additional expenses necessary to operate new locations obtained in the Acquisition, which totaled approximately $929,000, as well as approximately $460,000 in transaction costs related directly to the Acquisition (data processing, legal, accounting, consulting, and other expenses).  For the three- and nine-month periods ended March 31, 2011, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 50.4% and 41.5%, respectively, as compared to 69.9% and 66.1%, respectively, for the same periods of the prior fiscal year.  Exclusive of the bargain purchase gain and transaction expenses resulting from the Acquisition, the Company estimates that  the efficiency ratio for the nine-month period ended March 31, 2011, would have been 54.2%, and noninterest expense would have totaled approximately $10.4 million, an increase of $946,000, or 10.0%, as compared to the same period of the prior fiscal year.  This increase for the nine-month period would have been attributable primarily to additional expenses necessary to operate new locations obtained in the Acquisition.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three- and nine-month periods ended March 31, 2011, were $916,000 and $4.4 million, respectively, increases of $672,000, or 274.2%, and $3.5 million, or 403.5%, respectively, as compared to provisions for the same periods of the prior fiscal year.  The increases for both the three- and nine-month periods were attributed primarily to higher pre-tax income, with the nine-month period’s income increase primarily resulting from the bargain purchase gain recognized on the Acquisition.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified assets, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2011 and 2010:

	Nine months ended March 31,
	2011	2010
Balance, beginning of period	$4,508,611	$3,992,961
Loans charged off:
Residential real estate	(118,587)	(104,806)
Commercial business	(200)	(78,482)
Commercial real estate	(59,955)	(47,404)
Consumer	(53,469)	(39,946)
Gross charged off loans	(232,211)	(270,638)
Recoveries of loans previously charged off:
Residential real estate	2,636	2,016
Commercial business	3,974	4,536
Commercial real estate	988	1,680
Consumer	14,854	3,522
Gross recoveries of charged off loans	22,452	11,754
Net charge offs	(209,759)	(258,884)
Provision charged to expense	2,112,100	565,449
Balance, end of period	$6,410,952	$4,299,526

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.9 million to $6.4 million at March 31, 2011, from $4.5 million at June 30, 2010; the increase was due to provisions required under the Company’s analysis of its loan portfolio.  Our current quarter’s analysis of the loan portfolio was conducted based on an additional $2.8 million in classified loans, the increase in which was primarily attributable to identification of problem credits within the loan portfolio obtained in the Acquisition.  Provisions are required as the Company grows its loan portfolio.  Additionally, significant loan growth is a factor in the analysis.

At March 31, 2011, the Company had $14.0 million, or 2.0% of total assets, adversely classified ($14.0 million classified “substandard”; $88,000 classified “doubtful”; and none classified “loss”), as compared to adversely classified assets of $9.4 million, or 1.7% of total assets at June 30, 2010, and $7.0 million, or 1.3% of total assets, adversely classified at March 31, 2010.  Classified assets were generally comprised of loans secured by commercial real estate, agricultural real estate, or inventory and equipment, as well as the entirety of the Company’s foreclosed and repossessed assets held for sale and investments in pooled trust preferred securities (see “Executive Summary”).  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $606,000.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All assets were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

	3/31/2011	6/30/2010	3/31/2010
Loans past maturity/delinquent 90 days or more and non-accrual loans
Residential real estate	$158,000	$163,000	$272,000
Construction	-	-	-
Commercial real estate	507,000	51,000	254,000
Commercial business	5,000	43,000	76,000
Consumer	44,000	75,000	163,000
Total loans past maturity/delinquent 90 days or more and non-accrual loans	714,000	332,000	765,000
Non-performing investments	125,000	125,000	125,000
Foreclosed real estate or other real estate owned	1,373,000	1,501,000	1,342,000
Other repossessed assets	63,000	90,000	90,000
Total nonperforming assets	$2,275,000	$2,048,000	$2,322,000
Percentage nonperforming assets to total assets	0.32%	0.37%	0.43%
Percentage nonperforming loans to net loans	0.13%	0.08%	0.19%

At March 31, 2011, nonperforming assets totaled $2.3 million, up from $2.0 million at June 30, 2010, and roughly equal to the $2.3 million at March 31, 2010.  The increase in nonperforming assets from fiscal year end was attributed primarily to the Acquisition: nonperforming loans, at fair value, obtained in the Acquisition totaled $367,000. Otherwise, legacy nonperforming assets would have decreased due mainly to the resolution of problem credits acquired as part of the merger with Southern Bank of Commerce in July 2009.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).  The Company has no troubled debt restructurings as of March 31, 2011.

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

At March 31, 2011, the Company had outstanding commitments and approvals to fund approximately $89.1 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At March 31, 2011, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $156.3 million, of which $33.5 million had been advanced (additionally, letters of credit totaling $14.5 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $281.0 million, subject to available collateral.  Also, at March 31, 2011, the Bank had pledged a total of $59.7 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $40.0 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Bank is subject to minimum regulatory capital requirements pursuant to regulations adopted by the federal banking agencies.  The requirements address both risk-based capital and leverage capital.  As of March 31, 2011, and June 30, 2010, the Bank met all applicable adequacy requirements.

The Federal Reserve has in place qualifications for banks to be classified as “well-capitalized.”  As of March 31, 2011, the most recent notification from the Federal Reserve categorized the Bank as “well-capitalized.”  There were no conditions or events since the Federal Reserve notification that has changed the Bank’s classification.

The Bank’s actual capital amounts and ratios are also presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk-Weighted Assets)	$63,839,000	12.10%	$42,224,000	8.00%	$52,780,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	57,237,000	10.84%	21,112,000	4.00%	31,668,000	6.00%

Tier I Capital (to Average Assets)	57,237,000	8.33%	27,494,000	4.00%	34,368,000	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Risk-Based Capital (to Risk-Weighted Assets)	$50,474,000	12.50%	$32,305,000	8.00%	$40,382,000	10.00%

Tier I Capital (to Risk-Weighted Assets)	45,423,000	11.25%	16,153,000	4.00%	24,229,000	6.00%

Tier I Capital (to Average Assets)	45,423,000	8.36%	21,742,000	4.00%	27,178,000	5.00%

Effective March 31, 2011, the Company is subject to requirements to report regulatory capital ratios.  Similar to requirements for the Bank, these address both risk-based capital and leverage capital.  As of March 31, 2011, the Company met all applicable adequacy requirements.

The Company’s actual capital amounts and ratios are also presented in the following table.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk-Weighted Assets)	$62,526,000	11.94%	$41,877,000	8.00%

Tier I Capital (to Risk-Weighted Assets)	55,968,000	10.69%	20,938,000	4.00%

Tier I Capital (to Average Assets)	55,968,000	8.13%	27,550,000	4.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first nine months of fiscal year 2011, fixed rate 1- to 4-family residential loan production totaled $12.1 million, as compared to $13.6 million during the same period of the prior year. At March 31, 2011, the fixed rate residential loan portfolio was $121.8 million with a weighted average maturity of 166 months, as compared to $105.1 million at March 31, 2010, with a weighted average maturity of 193 months.  The Company originated $14.2 million in adjustable-rate residential loans during the nine-month period ended March 31, 2011, as compared to $9.2 million during the same period of the prior year.  At March 31, 2011, fixed rate loans with remaining maturities in excess of 10 years totaled $87.1 million, or 15.8% of net loans receivable, as compared to $84.8 million, or 21.4% of net loans receivable at March 31, 2010.  The Company originated $60.7 million of fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2011, as compared to $42.4 million during the same period of the prior year.  At March 31, 2011, the fixed rate commercial and commercial real estate loan portfolio was $198.8 million with a weighted average maturity of 30 months, compared to $131.7 million at March 31, 2010, with a weighted average maturity of 31 months.  The Company originated $51.8 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2011, as compared to $43.4 million during the same period of the prior year.  At March 31, 2011, adjustable-rate home equity lines of credit totaled $14.2 million, as compared to $12.7 million at March 31, 2010.  At March 31, 2011, the Company’s investment portfolio had an expected weighted-average life of 3.4 years, compared to 3.1 years at March 31, 2010.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2011, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$63,461	$9,649	18%	9.80%	1.79%
+200	61,599	7,786	14%	9.39%	1.39%
+100	58,814	5,002	9%	8.85%	0.84%
NC	53,813	-	-	8.01%	-
-100	47,699	(6,114)	-11%	7.02%	-0.99%
-200	44,412	(9,400)	-17%	6.46%	-1.55%
-300	43,108	(10,704)	-20%	6.19%	-1.82%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2011, was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, and several other members of our senior management.  The Chief Executive and Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

The following risk factors represent changes or additions to, and should be read in conjunction with, the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010:

If our nonperforming assets increase, our earnings will be adversely affected.

Our nonperforming assets  (which consist of non-accruing loans, accruing loans 90 days or more past due, nonperforming investment securities, and other real estate owned) adversely affect our net income in various ways:

•	We do not record interest income on nonaccrual loans, nonperforming investment securities, or other real estate owned.

•	We must provide for probable loan losses through a current period charge to the provision for loan losses.

•
Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values or recognize other-than-temporary impairment on nonperforming investment securities.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.

•	The resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Changes in economic conditions, particularly a further economic slowdown in southeast or southwest Missouri or northeast Arkansas, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown that has continued. Further deterioration in economic conditions, particularly within our primary market area in southeast and southwest Missouri and northeast Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in southeastern and southwestern Missouri and northeastern Arkansas. While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans could be affected by the downturn in the residential real estate market. We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Our construction lending exposes us to significant risk.

Our construction loan portfolio includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

A significant percentage of our loan portfolio consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions.  Over the last several years, we have increased this type of lending in order to improve the yield on our assets.   The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.  Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment).  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral.  Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans.  Any increase to our allowance for loan losses would adversely affect our earnings.  Any delinquent payments or the failure to repay these loans would hurt our earnings.

    Included in the commercial real estate loans described above are agricultural real estate loans.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences.  Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan.  The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations).  In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.  The primary crops in our market areas are cotton, rice, corn and soybean.  Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.  Our agricultural real estate lending has grown significantly over the last several years.

Included in the commercial business loans described above are agricultural production and equipment loans.   As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.  Likewise, agricultural operating loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops.  Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral.  Our agricultural operating loans have also grown significantly over the last several years.

Lack of seasoning of our commercial real estate and commercial business loan portfolios may increase the risk of credit defaults in the future.

Due to our increasing emphasis on commercial real estate and commercial business lending, a substantial amount of the loans in our commercial real estate and commercial business portfolios and our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.”  A portfolio of older loans will usually behave more predictably than a newer portfolio.  As a result, because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but these changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

 We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•
We have completed two acquisitions within the past two years and opened additional banking offices in the past few years that enhanced our rate of growth.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. With the proceeds of the offering made by this prospectus, we anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support our operations or continued growth, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock, or otherwise adversely affect your investment.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

Impairment of investment securities, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery.  In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009).  The Company currently holds three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on the Company’s best judgment using information currently available.

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Through the current period, the Company determined that none of its goodwill or other intangible assets were impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. Based on the levels of taxable income in prior years and the Company’s expectation of profitability in the current year and future years, management has determined that no valuation allowance is required in the current period, and no deferred tax assets have been disallowed for regulatory capital purposes. If the Company is required in the future to take a valuation allowance with respect to its deferred tax assets, its financial condition, results of operations and regulatory capital levels would be negatively affected.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. We cannot assure you that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2011 thru 1/31/2011	-	-	-	-
2/1/2011 thru 2/28/2011	-	-	-	-
3/1/2011 thru 3/31/2011	-	-	-	-
Total	-	-	-	-

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 13, 2011	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)