Form 10-K
period 2011-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2011-09-21
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011 OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ___   NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ___ NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   x      NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.402 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files.   YES ___   NO ___

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ⊠
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES     NO   x

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $26.5 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 7, 2011, there were issued and outstanding 2,098,976 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2011.

Part III of Form 10-K - Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

At June 30, 2011, the Company had total assets of $688.2 million, total deposits of $560.1 million and stockholders' equity of $55.7 million.  The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, loan late charges, increases in the cash surrender value of bank owned life insurance and other fee income.

On December 5, 2008, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the United States Department of the Treasury ("Treasury"), pursuant to which the Company (i) sold 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "CPP Series A Preferred Stock") for a purchase price of $9,550,000 in cash and (ii) issued a warrant (the "Warrant") to purchase 114,326 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), for a per share price of $12.53 per share. The CPP Series A Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The CPP Series A Preferred Stock may be redeemed by the Company at any time, subject to consultation. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $12.53 per share of the Common Stock.  In July 2011, the CPP Series A Preferred Stock was redeemed by the Company simultaneously with its issuance to the Treasury of preferred stock under the terms of the Small Business Lending Fund (SBLF).  The Warrant remains outstanding.

Pursuant to the terms of the CPP Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock

(as defined below) and Parity Stock (as defined below) was subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.12) declared on the Common Stock prior to December 5, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also was restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the CPP Series A Preferred Stock, (b) the date on which the CPP Series A Preferred Stock has been redeemed in whole; and (c) the date Treasury has transferred all of the CPP Series A Preferred Stock to third parties. In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock was subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its CPP Series A Preferred Stock. "Junior Stock" means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the CPP Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. "Parity Stock" means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the CPP Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas.  As a result of the transaction, the Company acquired loans recorded at a fair value of $114.6 million and deposits recorded at a fair value of $130.8 million, at December 17, 2010.  See Note 17 to the Notes to the Consolidated Financial Statements contained in the Annual Report to Stockholders.

Recent Developments

On July 21, 2011, as part of the Treasury’s SBLF program, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“SBLF Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company (i) sold 20,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $20,000,000.  The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the by the Bank.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  If the level of the Bank’s qualified small business loans declines so that the percentage increase in QBSL as compared to the baseline level is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $20,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company. The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator. As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s CPP Series A Preferred Stock, Series A issued in 2008 to the Treasury, plus the accrued dividends owed on the TARP preferred shares.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	fluctuations in interest rates and in real estate values;

•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

•
the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•
the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

•
expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	legislative or regulatory changes that adversely affect our business;

•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;

•	the impact of technological changes; and

•	our success at managing the risks involved in the foregoing

       The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, 15 additional full service offices located in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, and Matthews, Missouri, and Paragould, Jonesboro, Leachville, Brookland, Batesville, and Searcy, Arkansas, and loan production offices in Springfield, Missouri, and Little Rock, Arkansas.  In August 2011, the Company converted its loan production office in Springfield, Missouri, to a full service branch.  At June 30, 2011, the Bank considered its  primary market area to be as follows: the Bank operates ten branches in six southeast Missouri counties, with one branch in a municipality that straddles a county line and is mostly situated in a seventh county.  Those seven counties have a population of roughly 180,000 persons.  In northeast and north central Arkansas, the Bank’s six full-service branches are located in five counties with a population of roughly 300,000 persons.  The Bank also serves a few communities just outside these county borders, but without a notable impact on the demographics of the market area.  Springfield, Missouri, is situated in Greene County, Missouri, with a population of 274,000, and anchors the surrounding Metropolitan Statistical Area (MSA), which boasted a population of nearly 440,000 at the 2010 census.  The Bank’s southeast Missouri and northeast and north central Arkansas markets are primarily rural in nature with economies supported by manufacturing activity, agriculture (livestock, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education.  Large employers include hospitals, manufacturers, school districts, and colleges.  In the Springfield market, major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, and transportation and distribution firms.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2011, the Bank was one of 50 bank or saving association groups located in its southeast Missouri and northeast Arkansas market area, and one of 30 bank or saving association groups located in Springfield, Missouri (six of these overlap with the Bank’s southeast Missouri and northeast and north central Arkansas markets).

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

Selected Consolidated Financial Information

This information is incorporated by reference from pages 9 and 10 of the 2011 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Yields Earned and Rates Paid

This information contained under the section captioned "Yields Earned and Rates Paid" is incorporated herein by reference from page 20 of the Annual Report.

Rate/Volume Analysis

This information is incorporated by reference from page 20 of the Annual Report.

Average Balance, Interest and Average Yields and Rates

This information contained under the section captioned "Average Balance, Interest and Average Yields and Rates" is incorporated herein by reference from pages 18 and 19 of the Annual Report.

Lending Activities

General. The Bank's lending activities consist of origination of loans secured by mortgages on one- to four-family and multifamily residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the State of Missouri.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include the Commercial Loan Committee or the Agricultural Loan Committee.  The Commercial Loan Committee consists of several senior lending officers of the Bank and is responsible for approving commercial lending relationships up to $500,000.  The Agricultural Loan Committee consists of several senior lending officers of the Bank and is responsible for approving agricultural lending relationships of up to $750,000.  Loan requests above these approval authorities are presented to the Loan Officers Committee, comprised of our President and our Chief Lending Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of 1,000,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2011, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $17.0 million. However, the Bank's internal lending limit established by the Board of Directors is $10.0 million. On limited occasions and with board approval, the Bank has allowed exceptions to its internal lending limit.  At June 30, 2011, the Bank's five largest credit relationships outstanding ranged from $8.0 million to $10.9 million, net of participation interests sold. As of June 30, 2011, the majority of these credits were commercial real estate, commercial, or multi-family real estate loans and all of them continued to perform according to their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$199,855	35.91%	$158,494	37.86%	$155,490	42.14%
Commercial real estate(1)	185,159	33.27	121,526	29.03	97,161	26.33
Construction	29,921	5.38	27,951	6.68	23,532	6.38
Total mortgage loans	414,965	74.56	307,971	73.56	276,183	74.85

Other Loans:
Automobile loans	9,024	1.62	8,442	2.02	8,329	2.26
Commercial business(2)	126,290	22.69	97,481	23.28	89,066	24.14
Home equity	14,027	2.52	12,879	3.08	10,976	2.97
Other	6,912	1.24	5,003	1.19	3,836	1.04
Total other loans	156,253	28.07	123,805	29.56	112,207	30.41

Total loans	571,218	102.63	431,776	103.13	388,390	105.26

Less:
Undisbursed loans in process	8,330	1.50	8,705	2.08	15,511	4.21
Deferred fees and discounts	(126)	(0.02)	(121)	(0.03)	(107)	(0.03)
Allowance for loan losses	6,438	1.16	4,509	1.08	3,993	1.08
Net loans receivable	$556,576	100.00%	$418,683	100.00%	$368,993	100.00%

Type of Security:
Residential real estate
One-to four-family	$189,282	34.01	$167,622	40.04	$158,739	43.02
Multi-family	30,272	5.44	12,475	2.98	14,171	3.84
Commercial real estate	145,453	26.13	96,601	23.07	74,937	20.31
Land	52,933	9.51	34,518	8.24	29,584	8.02
Commercial	123,295	22.15	94,224	22.51	87,817	23.80
Consumer and other	29,983	5.39	26,336	6.29	23,142	6.27
Total loans	571,218	102.63	431,776	103.13	388,390	105.26

Less:
Undisbursed loans in process	8,330	1.50	8,705	2.08	15,511	4.21
Deferred fees and discounts	(126)	(0.02)	(121)	(0.03)	(107)	(0.03)
Allowance for loan losses	6,438	1.16	4,509	1.08	3,993	1.08
Net loans receivable	$556,576	100.00%	$418,683	100.00%	$368,993	100.00%

___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $42.4 million, $28.3 million, and $21.3 million, as of June 30, 2011, 2010, and 2009, respectively.

(2)	Commercial business loan balances included agricultural equipment and production loans of $45.3 million, $35.9 million and $27.5 million as of June 30, 2011, 2010, and 2008, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$129,967	23.35%	$107,190	25.60%	$107,994	29.27%
Commercial real estate	120,327	21.62	70,643	16.87	52,169	14.14
Construction	27,947	5.02	21,467	5.13	18,444	5.00
Consumer	15,934	2.86	13,439	3.21	12,140	3.29
Commercial business	77,154	13.86	50,747	12.12	50,364	13.65

Total fixed-rate loans	371,329	66.72	263,486	62.93	241,111	65.35

Adjustable-Rate Loans:
Residential real estate	69,917	12.56	51,304	12.25	47,497	12.87
Commercial real estate	64,831	11.65	50,883	12.15	44,992	12.19
Construction	1,975	0.35	6,484	1.55	5,087	1.38
Consumer	14,030	2.52	12,885	3.08	11,002	2.98
Commercial business	49,136	8.83	46,734	11.16	38,701	10.49

Total adjustable-rate loans	199,889	35.91	168,290	40.20	147,279	39.91

Total loans	571,218	102.63	431,776	103.13	388,390	105.26

Less:
Undisbursed loans in process	8,330	1.50	8,705	2.08	15,511	4.21
Net deferred loan fees	(126)	(0.02)	(121)	(0.03)	(107)	(0.03)
Allowance for loan loss	6,438	1.16	4,509	1.08	3,993	1.08
Net loans receivable	$556,576	100.00%	$418,683	100.00%	$368,993	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2011, residential loans secured by one- to four-family residences totaled $177.4 million, or 31.9% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2011, the Bank originated $17.4 million of ARM loans and $11.1 million of fixed-rate loans that were secured by one- to four-family residences. An additional $9.2 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market.  Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50 basis points, but does not require private mortgage insurance.  At June 30, 2011, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $45.0 million.  For fiscal years ended June 30, 2011, 2010, and 2009, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $6.7 million, $7.9 million and $9.6 million, respectively, a total of $24.2 million.  The remaining balance of those loans at June 30, 2011, was $19.3 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Company.  Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt.  The majority of new residential mortgage loans originated by the Bank conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. Most are written using secondary market guidelines. At June 30, 2011, one- to four-family loans with a fixed rate totaled $117.5 million, and had a weighted-average maturity of 167 months.

The Bank currently originates ARM loans, which adjust annually, after an initial period of one, three or five years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2011, loans tied to the CMT index totaled $54.4 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2011 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary market area.  At June 30, 2011, the Bank had $22.5 million, or 4.0% of net loans receivable, in multi-family residential real estate.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities up to five years.  Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement.  Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate.  Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value.  As a general rule, the Company requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt.    High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates.  In an effort to reduce these risks, the Bank will evaluate the guarantor’s ability to inject personal funds as a tertiary source of repayment.

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2011, the Bank had $185.2 million in commercial real estate loans, which represented 33.3% of net loans receivable. Of this amount, $42.4 million were loans secured by agricultural properties.  The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development.  The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Company expects to continue to maintain or increase the percentage of commercial real estate loans in its total portfolio.

Most commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate.  The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 31 months . Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2011, the Bank had $29.9million, or 5.4% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2011, $8.9 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $5.2 million was for speculative construction), $7.8 million of which were secured by multifamily residential real estate, and $13.2 million of which were secured by commercial real estate.  During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years. At June 30, 2011, the Bank's consumer loan portfolio totaled $29.9 million, or 5.4% of net loans receivable.

Home equity loans represented 46.8% of the Bank's consumer loan portfolio at June 30, 2011, and totaled $14.0 million, or 2.5% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2011, lines of credit up to 80% of the property value represented 83.7% of outstanding balances, and 87.6% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 15.7% of outstanding balances and 11.9% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.6% of outstanding balances and 0.5% of balances and commitments.

Automobile loans represented 30.1% of the Bank's consumer loan portfolio at June 30, 2011, and totaled $9.0 million, or 1.6% of net loans receivable. Of that total, $201,000 represented loans originated by auto dealers. The Bank generally pays a negotiated fee back to the dealer for these loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2011, the Bank had $126.3 million in commercial business loans outstanding, or 22.7% of net loans receivable. Of this amount, $45.3 million were loans related to agriculture, including amortizing equipment loans and annual production lines.  The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development.  The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained.  The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $77.2 million in fixed rate and $49.1 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2011. Commitments to extend credit totaled $73.6 million at June 30, 2011.

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years	Total
	(In Thousands)
Federal Home Loan Bank advances	$ ---	$6,000	$3,000	$24,500	$33,500
Certificates of deposit	181,347	61,402	21,898	---	264,647
Total	$181,347	$67,462	$24,898	$24,500	$298,147

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$8,330	$ ---	$ ---	$ ---	$8,330
Other commitments	53,813	3,136	1,806	6,556	65,331
	$62,143	$3,136	$1,806	$6,556	$73,641

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2011 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$24,769	$61,776	$27,213	$86,127	$199,885
Commercial real estate	64,939	102,902	10,240	7,078	185,159
Construction	29,621	300	--	--	29,921
Consumer	4,679	13,765	11,469	50	29,963
Commercial business	77,064	37,070	3,423	8,733	126,290
Total loans	$201,072	$215,813	$52,345	$101,988	$571,218

As of June 30, 2011, loans with a maturity date after June 30, 2012 with fixed interest rates totaled $256.1 million, and loans with a maturity date after June 30, 2012 with adjustable rates totaled $122.4 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans, which are also originated by the Bank's staff, to customers during fiscal year 2002.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2011, the Bank originated $150.4 million of loans, compared to $145.9 million and $141.3 million in fiscal 2010 and 2009, respectively. Of these loans, mortgage loan originations were $118.6 million, $98.6 million and  $94.4 million in fiscal 2011, 2010 and 2009, respectively.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2011, the Bank purchased $8.4 million of new loan participations. At June 30, 2011, loan participations totaled $17.5 million, or 3.1% of net loans receivable. At June 30, 2011, all of these participations were performing in accordance to their respective terms.  The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)

Total loans at beginning of period	$431,776	$388,390	$352,244

Loans originated:
One-to four-family residential	34,288	35,862	36,598
Multi-family residential and commercial real estate	58,016	41,325	45,956
Construction loans	26,247	21,444	11,821
Commercial and industrial	24,029	31,677	30,921
Consumer and others	7,841	15,638	15,959
Total loans originated	150,241	145,946	141,255

Loans purchased:
Total loans purchased(1)	123,007	25,887	10,887

Loans sold:
Total loans sold	(14,501)	(6,917)	(10,203)

Principal repayments	(107,843)	(101,162)	(92,906)
Participation principal repayments	(10,469)	(18,442)	(12,410)

Foreclosures	(1,173)	(1,926)	(477)
Net loan activity	139,442	43,386	36,146

Total loans at end of period	$571,218	$431,776	$388,390

_____________________
(1)
Amount reported in fiscal 2011 and 2010 includes the Company’s acquisition of loans recorded at a $114.6 million and $15.1 million fair value, respectively, in the December 2010 acquisition of the former First Southern Bank and in the July 2009 acquisition of the Southern Bank of Commerce.

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and standby letters-of-credit. The Bank had outstanding net loan commitments of approximately $73.6 million at June 30, 2011. See Note 15 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2011.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	11	$1,097	6	$426	17	$1,523
Commercial real estate	---	---	2	125	2	125
Commercial non-real estate	1	14	2	2	3	16
Other consumer	7	18	6	122	13	140
Totals	19	$1,129	16	$675	35	$1,804

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

 For information regarding accrual of interest on impaired loans, see Note 4 of Notes to the Consolidated Financial Statements contained in the Annual Report to Stockholders.

The Company generally treats loans acquired with impaired credit quality as an accruing asset, despite reporting such loans as impaired, because these loans are recorded at acquisition at fair value, which includes an accretable discount which is recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of ASC Topic 310, formerly SFAS 15.

	At June 30,
	2011	2010	2009	2008		2007
	(Dollars in thousands)

Nonaccruing loans:
Residential real estate	$97	$154	$343	$	---	$	---
Commercial real estate	152	51	241		---		---
Consumer	12	24	9		---		2
Commercial business	2	9	66		---		---
Total	$263	$238	$659	$	---		$2

Loans 90 days past due accruing interest:
Residential real estate	$189	$9	$137	$	---	$	---
Commercial real estate	125	---	---		---		20
Consumer	122	51	---		6		4
Commercial business	2	34	---		---		---
Total	$438	$94	$137		$6		$24

Total nonperforming loans	$701	$332	$796		$6		$26

Nonperforming investments	$125	$125	$125	$	---	$	---
Foreclosed assets held for sale:
Real estate owned	1,515	1,501	313		38		111
Other nonperforming assets	34	90	137		24		11
Total nonperforming assets	$2,375	$2,048	$1,371		$68		$148

Total nonperforming loans to net loans	0.13%	0.08%	0.22%		0.00%		0.01%
Total nonperforming loans to total assets	0.10%	0.06%	0.17%		0.00%		0.01%
Total nonperforming assets to total assets	0.35%	0.37%	0.29%		0.02%		0.04%

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2011, the Company's balance of real estate owned totaled $1.5 million and included 11 residential and 4 nonresidential properties.

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

On the basis of management's review of the assets of the Company, at June 30, 2011, classified assets totaled $11.6 million, or 1.69% of total assets as compared $9.4 million, or 1.71% of total assets at June 30, 2010. Of the amount classified as of June 30, 2011, $11.5 million was considered substandard, while $87,000 was considered doubtful. At June 30, 2011, significant classified assets included one loan relationship with outstanding classified balances of $2.9 million, secured by commercial and agricultural real estate, and another loan relationship with outstanding classified balances of $1.6 million, secured by commercial real estate and equipment, both classified due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt. All of the Company's investments in pooled trust preferred securities, with a book value of $1.5 million, were classified, also due to concerns about the ability of the pools to continue to generate sufficient cash flows to service the debt.  Three of these securities, with a book value of $1.1 million (included in the total of $1.5 million, above) have deferred interest payments as of June 30, 2011. With the exception of these three securities, all material classified assets were performing in accordance with terms at June 30, 2011.

Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $8.0 million in loans, consisting primarily of a $5.5 million loan to a bank holding company, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. The loan continued to perform according to terms as of June 30, 2011, but was identified as another loan of concern due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt.  At June 30, 2009, this loan was classified as “substandard” and was upgraded during fiscal 2010 based on actions taken by the borrower.

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2011, of $6.4 million, which represented 271% of nonperforming assets as compared to an allowance of $4.5 million, which represented 220% of nonperforming assets at June 30, 2010.

At June 30, 2011, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $557,000, as compared to $562,000 at June 30, 2010. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance at beginning of period	$4,509	$3,993	$3,199	$2,387	$1,879
Recoveries:
Residential real estate	3	8	3	1	1
Construction real estate	25	---	---	---	---
Commercial real estate	1	3	6	---	---
Commercial business	7	5	3	168	22
Consumer	18	5	14	14	15
Total recoveries	54	21	26	183	38

Charge offs:
Residential real estate	158	153	19	34	83
Construction real estate	158	---	---	---	---
Commercial real estate	60	76	11	---	---
Commercial business	67	118	242	5	24
Consumer	66	83	111	55	56
Total charge offs	509	430	383	94	163

Net (charge offs) recoveries	(455)	(409)	(357)	89	(125)
Provision for loan losses	2,385	925	1,151	723	633

Balance at end of period	$6,439	$4,509	$3,993	$3,199	$2,387

Ratio of allowance to total loans outstanding at the end of the period	1.14%	1.06%	1.07%	0.92%	0.76%
Ratio of net charge offs to average loans outstanding during the period	0.09%	0.10%	0.10%	(0.03)%	0.04%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$1,618	34.99%	$902	36.71%	$750	40.03%	$626	42.40%	$279	42.98%
Construction	193	5.24	198	6.47	128	6.06	88	3.96	70	2.52
Commercial real estate	2,671	32.41	1,605	28.14	1,217	25.02	969	24.37	774	24.49
Consumer	441	5.25	473	6.10	367	5.96	333	6.11	256	6.10
Commercial business	1,515	22.11	1,330	22.58	1,038	22.93	952	23.16	784	23.91
Unallocated	---	---	---	---	493	---	231	---	234	---
Total allowance for loan losses	$6,438	100.00%	$4,508	100.00%	$3,993	100.00%	$3,199	100.00%	$2,387	100.00%

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as hold-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2011, AFS securities totaled $63.3 million (excluding FHLB and FRB membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders.

As of June 30, 2011, the Company had no high risk derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2011, the Company's debt and other securities portfolio totaled $38.8 million, or 5.6% of total assets as compared to $32.6 million, or 5.9% of total assets at June 30, 2010. During fiscal 2011, the Bank had $17.6 million in maturities and $23.3 million in security purchases. Of the securities that matured, $16.6 million was called for early redemption. At June 30, 2011, the investment securities portfolio included $13.0 million in U.S. government and government agency bonds, of which the full amount is subject to early redemption at the option of the issuer, and $25.0 million in municipal bonds, of which $22.3 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $834,000 in other securities (including $569,000 estimated fair value in pooled trust preferred securities). Based on projected maturities, the weighted average life of the investment securities portfolio at June 30, 2011, was 48 months.  Membership stock held in the FHLB of Des Moines, totaling $2.3 million, and the FRB of St. Louis, totaling $719,000, was not included in the above totals.

At June 30, 2011, the Company owned four pooled trust preferred securities with a fair value of $569,000 and a book value of $1.5 million.  The June 30, 2011, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of the three securities. For the fourth security, an analysis at December 31, 2008, indicated other-than temporary impairment (OTTI), and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and fiscal year ended June 30, 2009.   Analyses performed quarterly and at fiscal year end in 2011 indicated no further impairment of any securities owned by the Company. See Note 2 of Notes to the Consolidated Financial Statements contained in the Annual Report to Stockholders.

Mortgage-Backed Securities. At June 30, 2011, MBS totaled $24.5 million, or 3.6%, of total assets as compared to $34.3 million, or 6.2%, of total assets at June 30, 2010. During fiscal 2011, the Bank had maturities and prepayments of $9.0 million and had no purchases of MBS. At June 30, 2011, the MBS portfolio included $187,000 in adjustable-rate MBS, $10.1 million in fixed-rate MBS and $14.3 million in fixed rate collateralized mortgage obligations (CMOs), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2011 was 20.4 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's debt and other securities portfolio at carrying value and membership stock at the dates indicated.

	At June 30,
	2011		2010		2009
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$12,976	30.98%	$12,414	34.64%	$3,279	13.39%
State and political subdivisions	24,981	59.65	19,769	55.17	13,623	55.60
FHLMC preferred stock	---	---	6	0.02	8	0.03
Other securities	834	1.99	442	1.23	3,000	12.24
FHLB membership stock	2,369	5.66	2,622	7.32	4,592	18.74
FRB membership stock	719	1.72	583	1.63	---	---
Total	$41,879	100.00%	$35,836	100.00%	$24,502	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio at June 30, 2011.

	Available for Sale Securities June 30, 2011
	Amortized Cost		Fair Value		Tax-Equiv. Wtd.-Avg.Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$	---	$	---	---%
Due after 1 year but within 5 years		---		---	---
Due after 5 years but within 10 years		2,996		3,011	3.13
Due over 10 years		9,995		9,965	2.43
Total		12,991		12,976	2.35

State and political subdivisions:
Due within 1 year		---		---	---
Due after 1 year but within 5 years		920		926	4.13
Due after 5 years but within 10 years		4,534		4,644	4.85
Due over 10 years		18,778		19,411	5.75
Total		24,232		24,981	5.45

Other securities:
Due after 1 year but within 5 years		---		---	---
Due after 5 years but within 10 years		247		266	5.92
Due over 10 years		1,539		568	1.37
Total		1,786		834	1.64

No stated maturity:
FHLB membership stock		2,369		2,369	3.00
FRB membership stock		719		719	6.00
Total		3,088		3,088	3.70

Total debt and other securities		$42,097		$41,879	3.93%

The following table sets forth certain information at June 30, 2011 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2011
(In thousands)
Amounts due:
Within 1 year	$ ---
After 1 year through 3 years	844
After 3 years through 5 years	61
After 5 years	22,585
Total	$23,490

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2011, which have fixed, floating, or adjustable interest rates.

At June 30, 2011
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$23,307
Adjustable	183
Total	$23,490

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$4,947	$5,310	$7,317	$7,815	$10,163	$10,398
GNMA certificates	89	91	99	101	114	115
FNMA certificates	4,516	4,863	7,102	7,613	9,812	10,112
Collateralized mortgage obligations issued by government agencies	13,938	14,272	18,064	18,805	18,925	19,644
Total	$23,490	$24,536	$32,582	$34,334	$39,014	$40,269

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits at June 30, 2011:

Weighted Average Interest Rate at 6/30	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$32,848	5.86%
2.15	None	NOW Accounts	100	152,475	27.22
1.05	None	Savings Accounts	100	94,378	16.85
1.14	None	Money Market Deposit Accounts	1,000	15,802	2.82

		Certificates of Deposit
1.43	Less than 6 months	Fixed Rate/Term	1,000	14,823	2.65
1.00	Less than 6 months	IRA Fixed Rate/Term	1,000	1,656	0.30
1.25	7-12 months	Fixed Rate/Term	1,000	105,551	18.84
1.33	7-12 months	IRA Fixed Rate/Term	1,000	9,581	1.71
1.82	13-24 months	Fixed Rate/Term	1,000	54,118	9.67
1.75	13-24 months	IRA Fixed Rate/Term	1,000	7,660	1.37
1.00	13-24 months	IRA Variable Rate/Fixed Term	1,000	247	0.04
2.34	25-36 months	Fixed Rate/Term	1,000	27,105	4.84
2.27	25-36 months	IRA Fixed Rate/Term	1,000	7,747	1.38
3.43	48 months and more	Fixed Rate/Term	1,000	26,995	4.82
3.39	48 months and more	IRA Fixed Rate/Term	1,000	9,094	1.62

				$560,150	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2011. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$29,774
Over three through six months	25,406
Over six through twelve months	38,054
Over 12 months	39,335
Total	$132,569

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2011	2010	2009
	(In thousands)

0.00 - 0.99%	$26,139	$5,577	$	---
1.00 - 1.99%	148,430	82,606		45,306
2.00 - 2.99%	57,994	57,961		51,985
3.00 - 3.99%	25,888	33,905		47,720
4.00 - 4.99%	4,651	10,737		13,898
5.00 - 5.99%	1,545	1,735		1,397

Total	$264,647	$192,521		$160,306

The following table sets forth the amount and maturities of all time deposits at June 30, 2011.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)

0.00 – 0.99%	$22,818	$2,144	$905	$45	$227	$26,139	9.88%
1.00 – 1.99%	124,147	19,058	5,002	183	40	148,430	56.09
2.00 - 2.99%	28,929	13,870	7,199	1,084	6,912	57,994	21.91
3.00 - 3.99%	2,490	4,663	5,328	7,785	5,622	25,888	9.78
4.00 - 4.99%	2,096	1,977	578	---	---	4,651	1.76
5.00 - 5.99%	867	678	---	---	---	1,545	0.58

Total	$181,347	$42,390	$19,012	$9,097	$12,801	$264,647	100.00%

Deposit Flow

The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2011			2010			2009
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$32,848	5.86%	$4,053	$28,795	6.81%	$7,491	$21,304	6.83%	$2,083
NOW checking	152,475	27.22	48,762	103,713	24.52	38,599	65,114	20.87	27,964
Savings accounts	94,379	16.85	3,994	90,385	21.37	31,787	58,598	18.78	(14,825)
Money market deposit	15,802	2.82	8,322	7,480	1.77	847	6,633	2.13	(5,472)
Fixed-rate certificates which mature(1)
Within one year	181,224	32.35	33,400	147,824	34.96	35,160	112,664	36.12	(17,217)
Within three years	61,277	10.94	29,918	31,359	7.42	(1,657)	33,016	10.58	19,698
After three years	21,899	3.91	8,814	13,085	3.09	(1,259)	14,344	4.60	7,468
Variable-rate certificates which mature: Within one year	123	0.02	(1)	124	0.03	(22)	146	0.05	2
Within three years	124	0.02	(4)	128	0.03	(8)	136	0.04	(3)
Total	$560,151	100.00%	$137,258	$422,893	100.00%	$110,938	$311,955	100.00%	$19,698

___________________________
(1)           At June 30, 2011, 2010 and 2009, certificates in excess of $100,000 totaled $132.6 million, $85.5 million and $62.7 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2011	2010	2009
	(In thousands)

Beginning Balance	$422,893	$311,955	$292,257

Net increase before interest credited	129,772	104,088	13,700
Interest credited	7,486	6,850	5,998
Net increase in deposits	137,258	110,938	19,698

Ending balance	$560,151	$422,893	$311,955

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

Although deposits are the Bank's primary and preferred source of funds, the Bank actively uses FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2011, the Bank had $33.5 million in FHLB advances, of which $24.5 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $9.0 million in borrowings, all of which had fixed rates and original maturities of five to seven years, and no short-term borrowings. An additional $7.1 million in credit from the FHLB had been utilized, at June 30, 2011, through the issuance of letters of credit to secure public unit deposits.  In order for the Bank to borrow from the FHLB, it has pledged $218.2 million of its residential and commercial real estate loans to the FHLB million (although the actual collateral required for advances taken and letters of credit issued amounts to $59.5 million) and has purchased $2.3 million in FHLB stock. At June 30, 2011, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $108.3 million, as compared to $103.3 million at June 30, 2010.

Additionally, the Bank is approved to borrow from the FRB’s discount window on a primary credit basis.  Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC.  The bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window.  As of June 30, 2011, the Bank was approved to borrow up to $59.2 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2011, the Bank had outstanding $25.2 million in repurchase agreements, as compared to $30.4 million at June 30, 2010.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2011, the current rate was 3.00%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2011		2010		2009
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$	---	$	---	$6,250
Securities sold under agreements to repurchase		25,230		30,369	23,748
Total short-term borrowings		$25,230		$30,369	$29,998

Weighted average rate at year end		0.86%		0.85%	0.73%

The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances
Daily average balance	$37,114	$57,399	$77,923
Weighted average interest rate	4.19%	4.68%	4.43%
Maximum outstanding at any month end	$43,500	$72,500	$92,675

Securities sold under agreements to repurchase
Daily average balance	$29,285	$27,674	$24,345
Weighted average interest rate	0.99%	0.84%	0.94%
Maximum outstanding at any month end	$34,917	$31,230	$27,819

Subordinated Debt
Daily average balance	$7,217	$7,217	$7,217
Weighted average interest rate	3.14%	3.15%	4.95%
Maximum outstanding at month end	$7,217	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2011 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities (TPS), but not TARP instruments, is eliminated, but TPS issued before May 21, 2010 by a bank holding company with assts of less than $15 billion as of December 31, 2009 will continue to be eligible as Tier 1 capital. Under the Dodd-Frank Act, the federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Bank under the prompt corrective action regulations.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2011, the Bank was in compliance with these reserve requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2011, the Bank had $2.4 million in FHLB stock, which was in compliance with this requirement. The Bank received $74,000 and $83,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2011 and 2010, respectively.

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

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are assessed on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category, and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

As a result of a decline in the reserve ratio (the ratio of the net worth of the Deposit Insurance Fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the Federal Deposit Insurance Corporation adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the Federal Deposit Insurance Corporation from changing assessment rates or revising the risk-based assessment system in the future. The balance of Southern Bank’s prepaid assessment at June 30, 2011 was $1.1 million.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter of fiscal 2011 was  1.00 basis points (annualized) of assessable deposits. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

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

At June 30, 2011, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

For a discussion of the Bank's capital position relative to its FRB Capital requirements at June 30, 2011, see Note 13 of the Notes to the Consolidated Financial Statements in the annual report to stockholders included in Exhibit 13 and hereby incorporated by reference.

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

Arkansas Taxation

General.  Due to its loan activity and the acquisition of an Arkansas bank in the previous and current year, the Bank is subject to an Arkansas income tax.  The tax is imposed on the Bank’s apportioned taxable income at a rate of 6%.

Audits

There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

For additional information regarding taxation, see Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report.

PERSONNEL

As of June 30, 2011, the Company had 146 full-time employees and 28 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

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

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2011 and June 30, 2010, our nonperforming assets were $2.4 million and $2.0 million, respectively, or 0.35% and 0.37% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

Changes in economic conditions, particularly a further economic slowdown in southeast or southwest Missouri or northeast or north central Arkansas, could hurt our business.

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

Our construction loan portfolio, which totaled $29.9 million, or 5.4% of loans, net, at June 30, 2011, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2011, 56.0% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 45.2% of our portfolio at June 30, 2006, in order to improve the yield on our assets. At June 30, 2011, our loan portfolio included $185.2 million of commercial real estate loans and $126.3 million of commercial business loans compared to $65.4 million and $65.1 million, respectively, at June 30, 2006. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $42.4 million, or 7.6% of our loan portfolio, at June 30, 2011. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are cotton, rice, corn and soybean. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2006, when these loans totaled $5.6 million, or 2.0% of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2011, these loans totaled $45.3 million, or 8.1% , of our loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2006, when such loans totaled $11.1 million, or 4.0% of our loan portfolio.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2011, the Company determined that none of its goodwill or other intangible assets were impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2011, the Company’s net deferred tax asset was $345,000, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and the Company’s expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2011. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

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

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Supervision and Regulation” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions. conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

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

The warrant we issued to the Treasury in the TARP program may be dilutive to holders of our common stock.

At the time we sold preferred stock to the Treasury in the TARP program in 2008, we also issued to Treasury a warrant for 114,326 shares of common stock, which represented approximately 5.2% of the shares of our common stock outstanding as of June 30, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding). The warrant exercise price is at $12.53 per share as compared to our common stock price of $21.05 as of September 14, 2011. The warrant was not repurchased in connection with the repurchase of the TARP preferred stock; however, pursuant to the TARP agreement with Treasury we a re seeking to repurchase the warrant through private negotiations or in a possible future auction of the warrant by Treasury. If a third party acquires the warrant in that auction, the exercise of the warrant would dilute the ownership and voting power of our other stockholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.

Southern Missouri Bancorp, Inc. is an entity separate and distinct from its principal subsidiary, Southern Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, the Company is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company's right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Under the terms of the SBLF Preferred Stock and the securities purchase agreement between us and the Treasury in connection with the SBLF transaction our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce out Tier 1 capital from the level on the SBLF closing date by more than 10%. In addition, if we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock. In addition, the terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing. These restrictions, together with the potentially dilutive impact of the warrant we issued to the U.S. Treasury described above, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2011, we had outstanding $7.2 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by a subsidiary of ours that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us.

As a result of these provisions, if we were to elect to defer payments of interest on the junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the SBLF preferred stock and our common stock, from redeeming, repurchasing or otherwise acquiring any of the SBLF preferred stock or our common stock, and from making any payments to holders of the SBLF preferred stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock or the SBLF preferred stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2011.

Location	Year Opened	Building Net Book Value as of June 30, 2011	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine St. Poplar Bluff, Missouri	1966	$957	Owned	Owned

Branch Offices

502 Main St. Van Buren, Missouri	1982	10	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	45	Leased	Owned

4214 Highway PP Poplar Bluff, Missouri	2001	471	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	25	Owned	Owned

301 First St. Kennett, Missouri	2000	729	Owned	Owned

302 Washington St. Doniphan, Missouri	2001	518	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	82	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	863	Owned	Owned

100 W. Main St. Matthews, Missouri	2008	---	Leased	Leased

1727 W. Kingshighway Paragould, Arkansas	2009	559	Leased	Owned

2775 E. Nettleton Jonesboro, Arkansas	2009	310	Owned	Owned

100 N. Main Leachville, Arkansas	2009	92	Owned	Owned

601 N. Holman Brookland, Arkansas	2009	123	Owned	Owned

1583 S. St. Louis St	2010	---	Leased	Leased
Batesville, Arkansas

500 E. Race Ave.	2010	---	Leased	Leased
Searcy, Arkansas

Loan Production Offices

4650 South National, Suite C-4 Springfield, Missouri	2010	---	Leased	Leased

11324 Arcade Dr. Little Rock, Arkansas	2011	---	Leased	Leased

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2011.

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

The information contained in the section captioned "Common Stock" in the Annual Report is incorporated herein by reference.

Information regarding our equity compensation plans is included in Item 12 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2011.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/11-06/30/11 period	-	-	-	-
05/01/11-05/31/11 period	-	-	-	-
04/01/11-04/30/11 period	-	-	-	-

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

Item 7AQuantitative and Qualitative Disclosures About Market Risk

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis" in the Annual Report is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

Report From Independent Registered Public Accounting Firm*

(a)	Consolidated Balance Sheets as of June 30, 2011 and 2010*
(b)	Consolidated Statements of Income for the Years Ended June 30, 2011, 2010 and 2009*
(c)	Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2011, 2010 and 2009*
(d)	Consolidated Statements of Cash Flows For the Years Ended June 30, 2011, 2010 and 2009*
(e)	Notes to Consolidated Financial Statements*
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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2011, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: September 21, 2011	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held October 17, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2011, a copy of which will be field not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Smith, Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2011, except for information contained under the heading "Compensation Committee Report" and "Report of the Audit Committee", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2011. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

On January 20, 2005, the Company adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code was subsequently amended in 2011. The Code applies to all of the Company's directors, officers and employees. The Code may be reviewed at the Company's website, www.bankwithsouthern.com, by following the "investor relations" and "corporate governance" links.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 11.   Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2011, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2011 with respect to compensation plans under which shares of common stock were issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	87,500	$14.44	80,536
Equity Compensation Plans Not Approved By Security Holders	---	$ ---	---
Capital Purchase Program Implemented by the U.S. Treasury	114,326	$12.53	---

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held October 17, 2011, except for information contained under the headings "Compensation Committee Report" and "Stock Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements:

Part II, Item 8 is hereby incorporated by reference.

(a)(2)     Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)     Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation of the Registrant	+
3(ii)	Bylaws of the Registrant	+
10	Material contracts:
(a)	Registrant's 1994 Stock Option Plan	*
(b)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plans	*
(c)	Employment Agreements:	**
(i)	Greg A. Steffens	**
(d)	Director's Retirement Agreements
(i)	Samuel H. Smith	***
(ii)	Sammy A. Schalk	****
(iii)	Ronnie D. Black	****
(iv)	L. Douglas Bagby	****
(v)	Rebecca McLane Brooks	*****
(vi)	Charles R. Love	*****
(vii)	Charles R. Moffitt	*****
(viii)	Dennis C. Robison	++
(e)	Tax Sharing Agreement	***
11	Statement Regarding Computation of Per Share Earnings	11
13	2011 Annual Report to Stockholders	13
14	Code of Conduct and Ethics	14
21	Subsidiaries of the Registrant	21
23	Consent of Auditors	23
31	Rule 13a-14(a)/15d-14(a) Certifications	31
32	Section 1350 Certifications	32
99	31 C.F.R. section 30.15 Certification of Principal Executive and Financial Officers	99
_______________________
*	Filed as an exhibit to the Registrant's 1994 annual meeting proxy statement dated October 21, 1994.
**	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
***	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995.
****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2000.
*****	Filed as an exhibit to the registrant's Report on Form 10-QSB for the quarter ended December 31, 2004.
+	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 21, 2011	By:	/s/ Greg A. Steffens Greg A. Steffens President (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Samuel H. Smith Samuel H. Smith Chairman of the Board of Directors	September 21, 2011
By:	/s/ Greg A. Steffens Greg A. Steffens President (Principal Executive Officer)	September 21, 2011
By:	/s/ Sammy A. Schalk Sammy A. Schalk Vice Chairman and Director	September 21, 2011
By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 21, 2011
By:	/s/ L. Douglas Bagby L. Douglas Bagby Director	September 21, 2011
By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 21, 2011
By:	/s/ Charles R. Love Charles R. Love Director	September 21, 2011
By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 21, 2011
By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 21, 2011
By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2011

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for 2010

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

13	2011 Annual Report to Stockholders

14	Code of Conduct and Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Auditors

23.2	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99	31 C.F.R. section 30.15 Certifications of Principal Executive and Financial Officer