Form 10-Q
period 2011-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2011-11-07
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

⊠	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number   0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation)	(IRS employer id. no.)

531 Vine Street       Poplar Bluff, MO            63901
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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2011
Common Stock, Par Value $.01	2,099,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2011

	Sept 30, 2011	June 30, 2011
	(unaudited)
ASSETS:
Cash and cash equivalents	$54,841,454	$33,895,706
Interest-bearing time deposits	792,000	792,000
Available for sale securities	64,683,681	63,327,201
Stock in FHLB of Des Moines	2,369,200	2,369,200
Stock in Federal Reserve Bank of St. Louis	718,750	718,750
Loans receivable, net of allowance for loan losses of $6,752,061 and $6,438,451 at September 30, 2011, and June 30, 2011, respectively

	564,092,963	556,576,055
Accrued interest receivable	4,302,195	3,799,935
Premises and equipment, net	8,449,181	8,057,529
Bank owned life insurance – cash surrender value	8,186,022	8,114,469
Intangible assets, net	1,770,406	1,874,689
Prepaid expenses and other assets	8,247,682	8,674,848
Total assets	$718,453,534	$688,200,382

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$578,827,585	$560,150,817
Securities sold under agreements to repurchase	25,374,971	25,230,051
Advances from FHLB of Des Moines	33,500,000	33,500,000
Accounts payable and other liabilities	3,761,546	5,536,062
Accrued interest payable	825,892	834,344
Subordinated debt	7,217,000	7,217,000
Total liabilities	649,506,994	632,468,274

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 and 9,550 issued and outstanding at September 30, 2011, and June 30, 2011, respectively	20,000,000	9,455,635

Common stock, $.01 par value; 4,000,000 shares authorized; 2,957,226 shares issued	29,572	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	16,246,616	16,274,545
Retained earnings	45,430,799	43,014,191
Treasury stock of 857,250 and 858,250 shares at September 30, 2011, and June 30, 2011, respectively, at cost	(13,732,370)	(13,754,245)
Accumulated other comprehensive income	795,133	535,620
Total stockholders’ equity	68,946,540	55,732,108

Total liabilities and stockholders’ equity	$718,453,534	$688,200,382

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three months
	ended
	September 30,
	2011	2010
INTEREST INCOME:
Loans	$9,555,125	$6,559,006
Investment securities	353,177	318,292
Mortgage-backed securities	276,567	389,721
Other interest-earning assets	29,034	27,810
Total interest income	10,213,903	7,294,829

INTEREST EXPENSE:
Deposits	2,282,984	2,165,563
Securities sold under agreements to repurchase	59,702	63,420
Advances from FHLB of Des Moines	339,391	490,935
Subordinated debt	54,048	59,966
Total interest expense	2,736,125	2,779,884

NET INTEREST INCOME	7,477,778	4,514,945

PROVISION FOR LOAN LOSSES	516,683	642,681

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,961,095	3,872,264

NONINTEREST INCOME:
Deposit account charges and related fees	371,151	390,547
Bank card transaction fees	263,606	201,122
Loan late charges	58,924	56,535
Other loan fees	50,303	48,460
Net realized gains on sale of loans	93,678	18,401
Earnings on bank owned life insurance	71,553	69,205
Other income	207,279	35,289
Total noninterest income	1,116,494	819,559

NONINTEREST EXPENSE:
Compensation and benefits	2,252,091	1,668,443
Occupancy and equipment, net	582,205	447,442
Deposit insurance premiums	93,072	150,855
Professional fees	98,151	72,506
Advertising	87,068	52,270
Postage and office supplies	122,585	74,913
Amortization of intangible assets	104,283	73,035
Bank card network fees	132,076	101,000
Other	311,459	221,017
Total noninterest expense	3,782,990	2,861,481

INCOME BEFORE INCOME TAXES	4,294,599	1,830,342

INCOME TAXES	1,444,207	527,750

NET INCOME	2,850,392	1,302,592
Less: charge for early redemption of preferred stock issued at discount	94,365	-
Less: effective dividend on preferred shares	136,033	127,818
Net income available to common shareholders	$2,619,994	$1,174,774

Basic earnings per common share	$1.25	$0.56
Diluted earnings per common share	$1.21	$0.56
Dividends per share	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,850,392	$1,302,592
Items not requiring (providing) cash:
Depreciation	214,363	181,585
MRP and SOP expense	5,508	7,755
Gain on sale of foreclosed assets	(73,983)	(26,128)
Amortization of intangible assets	104,283	73,035
Increase in cash surrender value of bank owned life insurance	(71,553)	(69,205)
Provision for loan losses	516,683	642,681
Net amortization of premiums and discounts on securities	50,558	45,785
Changes in:
Accrued interest receivable	(502,260)	(529,292)
Prepaid expenses and other assets	210,029	229,657
Accounts payable and other liabilities	(1,926,929)	258,819
Accrued interest payable	(8,452)	28,029
Net cash provided by operating activities	1,368,639	2,145,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(7,928,546)	(17,500,109)
Proceeds from maturities of available for sale securities	6,058,908	9,648,873
Proceeds from maturities of interest-bearing time deposits	-	99,000
Purchases of available-for-sale securities	(7,054,020)	(7,379,701)
Purchases of premises and equipment	(606,015)	(86,876)
Proceeds from sale of fixed assets	186,075	-
Proceeds from sale of foreclosed assets	-	27,500
Net cash used in investing activities	(9,343,598)	(15,191,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	17,216,235	1,909,722
Net increase in certificates of deposits	1,460,533	11,091,487
Net increase (decrease) in securities sold under agreements to repurchase	144,920	(1,232,576)
Redemption of preferred stock	(9,550,000)	-
Issuance of preferred stock	19,973,208	-
Dividends paid on preferred stock	(87,542)	(369,932)
Dividends paid on common stock	(251,877)	-
Exercise of stock options	15,230	-
Net cash provided by financing activities	28,920,707	11,398,701

Increase (decrease) in cash and cash equivalents	20,945,748	(1,647,299)
Cash and cash equivalents at beginning of period	33,895,706	33,383,278

Cash and cash equivalents at end of period	$54,841,454	$31,735,979

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$292,000	$185,000
Conversion of foreclosed real estate to loans	507,000	39,000
Conversion of loans to repossessed assets	110,000	-
Cash paid during the period for:
Interest (net of interest credited)	$635,000	$757,000
Income taxes	2,832,000	26,000

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2011, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern Bank (Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company’s investment or loan portfolios resulting from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company’s investments in real estate.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, estimated fair values of purchased loans, other-than-temporary impairments (OTTI), and fair value of financial instruments.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $51,642,000 and $30,690,000 at September 30, 2011, and June 30, 2011, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, the Federal Home Loan Bank of Des Moines, and the Federal Home Loan Bank of Dallas.

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component ofstockholders’ equity. All securities have been classified as available for sale.

Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using the level yield method. Realized gains or losses on the sale of securities is based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

The Company does not invest in collateralized mortgage obligations that are considered high risk.

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  As a result, the Company’s balance sheet as of the dates presented, reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) systems.  Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

Loans. Loans are generally stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees.

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectibility of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection.  A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

The allowance for losses on loans represents management’s best estimate of losses probable in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flow (for non-collateral dependent loans) or collateral value (for collateral-dependent loans).  Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.  Valuation allowances are established for collateral-dependent impaired loans for the difference between the loan amount and fair value of collateral less estimated selling costs.  For impaired loans that are not collateral dependent, a valuation allowance is established for the difference between the loan amount and the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. Impairment losses are recognized through an increase in the required allowance for loan losses. Cash receipts on loans deemed impaired are recorded based on the loan’s separate status as a nonaccrual loan or an accrual status loan.

As a result of the acquisition of the former First Southern Bank, Batesville, Arkansas, the Company acquired certain loans with an outstanding principal balance of $14.2 million for which it was deemed probable that we would be unable to collect all contractually required payments.  These loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The Company recorded a fair value discount of $3.9 million related to these loans acquired with deteriorated credit quality (“purchased credit impaired loans”), and began carrying them at a value of $10.3 million.  For these loans, we determined the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the “undiscounted expected cash flows”).  Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans.  The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows.  The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable.  The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.  Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis.  Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively.  Decreases in expected cash flows compared to those previously estimated decrease the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses.  Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans.

Foreclosed Real Estate. Real estate acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. Costs for development and improvement of the property are capitalized.

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

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and include expenditures for major betterments and renewals. Maintenance, repairs, and minor renewals are expensed as incurred. When property is retired or sold, the retired asset and related accumulated depreciation are removed from the accounts and the resulting gain or loss taken into income. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment loss recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

Depreciation is computed by use of straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are generally 10 to 40 years for premises, and five to seven years for equipment.

Intangible Assets. The Company’s gross amount of intangible assets at September 30, 2011, and June 30, 2011, was $4.6 million and $4.7 million, respectively, with accumulated amortization of $2.8 million and $2.9 million, respectively. The Company’s intangible assets are being amortized over periods ranging from five to fifteen years, with amortization expense expected to be approximately $417,000 per year over the next three fiscal years.

Income Taxes. The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

Incentive Plan. The Company accounts for its management recognition plan (MRP) in accordance with ASC 718, “Share-Based Payment.” The aggregate purchase price of all shares owned by the incentive plan is reflected as a reduction of stockholders’ equity. Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned is recorded as an adjustment to additional paid in capital.

Outside Directors’ Retirement. The Bank adopted a directors’ retirement plan in April 1994 for outside directors. The directors’ retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant’s vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant’s years of service on the Board, whether before or after the reorganization date.

In the event that the participant dies before collecting any or all of the benefits, the Bank shall pay the participant’s beneficiary. No benefits shall be payable to anyone other than the beneficiary, and shall terminate on the death of the beneficiary.

Stock Options. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award. Stock-based compensation has been recognized for all stock options granted or modified after July 1, 2005. In addition, stock options not vested on July 1, 2005, were recognized in expense over their remaining vesting period.

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options and warrants) outstanding during each period.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, and changes in the funded status of defined benefit pension plans.

Treasury Stock. Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Reclassification. Certain amounts included in the consolidated financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this update did not have a material effect on the Company’s financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for interim and annual periods beginning after June 15, 2011. The adoption of ASU 2011-02 has not had a material impact on the Company’s financial statements, although it did result in the classification of credits as troubled debt restructurings.  In general, these loans were classified credits for which an impairment evaluation would have already been conducted.

In April 2011, the FASB issued ASU No. 2011-03 to amend FASB ASC Topic 860, Transfers and Servicing.  ASC 860 outlines when the transfer of financial assets under a repurchase agreement may or may not be accounted for as a sale.  Whether the transferring entity maintains effective control over the transferred financial assets provides the basis for such a determination.  The previous requirement that the transferor must have the ability to repurchase or redeem the financial assets before the maturity of the agreement is removed from the assessment of effective control by this Update.  The Update is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 to amend FASB ASC Topic 820, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  The Update amends the GAAP requirements for measuring fair value and for disclosures about fair value measurements to improve consistency between GAAP and IFRSs by changing some of the wording used to describe the requirements, clarifying the intended application of certain requirements and changing certain principles.  The Update is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the Update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of operations.  Regardless of which method is used, adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  The Update is effective on a retrospective basis for interim and annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 to amend FASB ASC Topic 350, Intangibles – Goodwill and Other, to simplify how entities test goodwill for impairment.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to further perform the two-step goodwill impairment test described in Topic 350.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is evaluating the ASU, but does not anticipate that it will have a material impact on the Company’s financial position or results of operations.

Note 3:  Fair Value Measurements

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

Available-for-sale Securities.  Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the United States of America (US GAAP), to carry at fair value on a recurring basis.  When quoted market prices are available in an active market, securities are classified within Level 1.  The Company does not have Level 1 securities.  If quoted market prices are not available, then fair values are estimated using pricing models or quoted prices of securities with similar characteristics.  For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Level 2 securities include U.S. Government-sponsored enterprises, state and political subdivisions, other securities and mortgage-backed GSE residential securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

	Fair Value Measurements at September 30, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$14,062,568	$-	$14,062,568	$-
State and political subdivisions	27,488,913	-	27,488,913	-
Other securities	755,576	-	726,576	29,000
Mortgage-backed GSE residential	22,376,624	-	22,376,624	-

	Fair Value Measurements at June 30, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$12,976,070	$-	$12,976,070	$-
State and political subdivisions	24,981,454	-	24,981,454	-
Other securities	834,141	-	763,137	71,004
Mortgage-backed GSE residential	24,535,537	-	24,535,537	-

The following table presents a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information for the three-month periods ended September 30, 2011 and 2010.

	Three months ended
	September 30, 2011	September 30, 2010
Available-for-sale securities, beginning of year	$71,004	$-
Total unrealized gain (loss) included in comprehensive income	(42,004)	-
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$29,000	$-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at September 30, 2011.

Impaired Loans (Collateral Dependent).  A collateral dependent loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a collateral dependent loan is considered impaired, the amount of reserve required is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material collateral dependent loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. In addition, management applies selling and other discounts to the underlying collateral value to determine the fair value. If an appraised value is not available, the fair value of the collateral dependent impaired loan is determined by an adjusted appraised value including unobservable cash flows.

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the  market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $9.6 million (outstanding balance) in impaired loans (collateral-dependent) at September 30, 2011, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $914,000.  Older real estate appraisals were available for impaired loans with an outstanding balance of approximately $5.8 million.  For impaired loans totaling $40,000, an observable market price within the last 12 months was utilized.  The remaining $2.8 million was secured by collateral such as closely-held stock or an assignment of notes receivable.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs.  If a collateral dependent loan’s fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.

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

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2011, and June 30, 2011:

	Fair Value Measurements at September 30, 2011, Using:
	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$350,000	$-	$-	$350,000
Foreclosed and repossessed assets held for sale	250,000	-	-	250,000

	Fair Value Measurements at June 30, 2011, Using:
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$543,000	$-	$-	$543,000
Foreclosed and repossessed assets held for sale	1,150,000	-	-	1,150,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2011, and September 30, 2010:

	For the three months ended
	September 30, 2011	September 30, 2010
Impaired loans	$146,000	$-
Foreclosed and repossessed assets held for sale	(102,000)	(48,000)
Total gain (loss) recognized on a nonrecurring basis	$44,000	$(48,000)

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

The estimated methodologies used, the estimated fair values, and the recorded book balances at September 30, 2011, and June 30, 2011, were as follows:

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$54,841	$54,841	$33,896	$33,896
Interest-bearing time deposits	792	792	792	792
Available-for-sale securities	64,684	64,684	63,327	63,327
Stock in FHLB	2,369	2,369	2,369	2,369
Stock in Federal Reserve Bank of St. Louis	719	719	719	719
Loans receivable, net	564,093	567,959	556,576	558,083
Accrued interest receivable	4,302	4,302	3,800	3,800
Financial liabilities
Deposits	578,828	581,267	560,151	561,063
Securities sold under agreements to repurchase	25,375	25,375	25,230	25,230
Advances from FHLB	33,500	37,303	25,230	25,230
Accrued interest payable	826	826	834	834
Subordinated debt	7,217	4,866	7,217	6,341
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The value of non-maturity deposits is estimated using a discounted cash flow analysis that applies the rates currently offered for similar products over the expected life of the deposits as defined by “decay rates” for similar products published by the Office of the Comptroller of the Currency.  The carrying amounts of securities sold under agreements to repurchase approximate fair value.  Fair value of advances from the FHLB is estimated by discounting maturities using an estimate of the current market for similar instruments.  The fair value of subordinated debt is estimated using rates currently available to the Company for debt with similar terms and maturities.  The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates.  The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 4:  Securities

Available for sale securities are summarized as follows at fair value:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$14,011,372	$53,434	$(2,238)	$14,062,568
State and political subdivisions	26,226,573	1,265,030	(2,690)	27,488,913
Other securities	1,788,522	8,959	(1,041,905)	755,576
Mortgage-backed GSE residential	21,417,671	958,953	-	22,376,624
Total investments and mortgage-backed securities	$63,444,138	$2,286,376	$(1,046,833)	$64,683,681

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,991,362	$28,805	$(44,097)	$12,976,070
State and political subdivisions	24,232,364	816,966	(67,876)	24,981,454
Other securities	1,785,562	18,717	(970,138)	834,141
Mortgage-backed GSE residential	23,490,296	1,045,240		24,535,536
Total investments and mortgage-backed securities	$62,499,584	$1,909,728	$(1,082,111)	$63,327,201

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2011
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$-	$-
After one year but less than five years	920,000	929,696
After five years but less than ten years	9,292,272	9,463,484
After ten years	31,814,195	31,913,877
Total investment securities	42,026,467	42,307,057
Mortgage-backed securities	21,417,671	22,376,624
Total investments and mortgage-backed securities	$63,444,138	$64,683,681

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and June 30, 2011:

			September 30, 2011
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$1,016,466	$2,238	$-	$-	$1,016,466	$2,238
Other securities	-	-	499,574	1,041,905	499,574	1,041,905
Obligations of state and political subdivisions	362,698	2,690	-	-	362,698	2,690
Total investments and mortgage-backed securities	$1,379,164	$4,928	$499,574	$1,041,905	$1,878,738	$1,046,833

			June 30, 2011
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$5,955,903	$44,097	$-	$-	$5,955,903	$44,097
Other securities	-	-	568,568	970,138	568,568	970,138
Obligations of state and political subdivisions	4,233,216	67,876	-	-	4,233,216	67,876
Total investments and mortgage-backed securities	$10,189,119	$111,973	$568,568	$970,138	$10,757,687	$1,082,111

U.S. government-sponsored enterprises (GSEs).  The unrealized losses on the Company’s investments in direct obligations of U.S. government-sponsored enterprises (GSEs) were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Obligations of state and political subdivisions.  The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Other securities.  At September 30, 2011, there were four pooled trust preferred securities with an estimated fair value of $500,000 and unrealized losses of $1.0 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The September 30, 2011, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 38% to 46% on currently deferred issuers within the next two years; no new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company’s investments in these two securities are receiving PIK due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of three to seven years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At September 30, 2011, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 28.1% on currently deferred issuers within the next two years; no new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.   This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of three years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at September 30, 2011.

The Company does not believe any other individual unrealized loss as of September 30, 2011, represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month period ended September 30, 2011 and 2010.

	Accumulated Credit Losses,
	Three-Month Period
	Ended September 30,
	2011	2010
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 5:  Loans

Loans are summarized as follows:

	September 30,	June 30,
	2011	2011
Real Estate Loans:
Conventional	$196,769,114	$199,884,607
Construction	21,881,951	29,921,110
Commercial	188,893,915	185,158,763
Consumer loans	29,795,075	29,963,281
Commercial loans	139,193,452	126,290,143
	576,533,507	571,217,904
Loans in process	(5,828,007)	(8,330,245)
Deferred loan fees, net	139,524	126,847
Allowance for loan losses	(6,752,061)	(6,438,451)
Total loans	$564,092,963	$556,576,055

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

The Company generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Company charges an interest rate an additional 50 basis points higher, but does not require private mortgage insurance. At September 30, 2011, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $46.7 million, as compared to $45.0 million at June 30, 2011.  Originating loans with higher loan-to-value ratios presents additional credit risk to the Company.  Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt.  The majority of new residential mortgage loans originated by the Company conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Company are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

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

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary market area.  The majority  of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities of up to five years.  Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement.  Variable rate loans typically adjust daily, monthly, quarterly, or annually based on the Wall Street Journal prime interest rate.  Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value.  As a general rule, the Company requires the unlimited guarantee of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

The primary risk associated with multi-family loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt.  High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates.  In an effort to reduce these risks, the Bank will evaluate the guarantor’s ability to inject personal funds as a tertiary source of repayment.

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

To closely monitor the inherent risks associated with construction loans, the Company will typically utilize maturity periods ranging from 6 to 12 months for these loans.   Weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately nine months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.

At September 30, 2011, construction loans outstanding included 23 loans, totaling $11.8 million, for which a modification had been agreed to. At June 30, 2011, construction loans outstanding included 24 loans, totaling $2.2 million, for which a modification had been agreed to.  All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Company. Lending up to 100% of the value of the property presents greater credit risk to the Company. Consequently, the Company limits this product to customers with a favorable credit history.  At September 30, 2011, the Company had HELOC balances of $14.7 million outstanding, of which lines of credit up to 80% of the property value at origination represented 85.9% of outstanding balances, and 88.6% of outstanding balances and commitments; lines of credit for more than 80% but not exceeding 90% of the property value at origination represented 13.6% of outstanding balances, and 10.9% of outstanding balances and commitments; and lines of credit in excess of 90% of the property value at origination represented 0.6% of outstanding balances, and 0.4% of outstanding balances and commitments.  These figures compared to HELOC balances of $14.0 million at June 30, 2011, of which lines of credit up to 80% of the property value at origination represented 83.7% of outstanding balances, and 87.6% of outstanding balances and commitments; lines of credit for more than 80% but not exceeding 90% of the property value at origination represented 15.7% of outstanding balances, and 11.9% of outstanding balances and commitments; and lines of credit in excess of 90% of the property value at origination represented 0.6% of outstanding balances, and 0.5% of outstanding balances and commitments.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30, 2011, and June 30, 2011, and activity in the allowance for loan losses for the three-month period ended September 30, 2011:

	September 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Provision charged to expense	165,494	182,546	(389,686)	174,723	383,606	-	516,683
Losses charged off	(76,918)	-	(24,825)	(96,604)	(11,156)	-	(209,503)
Recoveries	4,605	233	-	1,592	-	-	6,430
Balance, end of period	$1,711,466	$375,531	$2,256,971	$520,918	$1,887,175	$-	$6,752,061
Ending Balance: individually evaluated for impairment	$-	$-	$109,481	$-	$-	$-	$109,481
Ending Balance: collectively evaluated for impairment	$1,711,466	$375,531	$2,024,010	$520,918	$1,775,054	$-	$6,406,979
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$123,480	$-	$112,121	$-	$235,601

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$772,467	$-	$277,955	$-	$1,050,422
Ending Balance: collectively evaluated for impairment	$195,214,058	$16,053,944	$186,256,669	$29,795,075	$137,276,356	$-	$564,596,102
Ending Balance: loans acquired with deteriorated credit quality	$1,555,056	$-	$1,864,779	$-	$1,639,141	$-	$5,058,976

	June 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Ending Balance: individually evaluated for impairment	$-	$-	$477,517	$-	$-	$-	$477,517
Ending Balance: collectively evaluated for impairment	$1,618,285	$192,752	$2,072,595	$441,207	$1,514,725	$-	$5,839,564
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$121,370	$-	$-	$-	$121,370

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,484,711	$-	$-	$-	$1,484,711
Ending Balance: collectively evaluated for impairment	$198,328,878	$21,590,865	$181,257,071	$29,963,281	$123,062,000	$-	$554,202,095
Ending Balance: loans acquired with deteriorated credit quality	$1,555,729	$-	$2,416,981	$-	$3,228,143	$-	$7,200,853

The following table presents the activity in the allowance for loan losses for the three-month period ended September 30, 2010:

	September 30, 2010
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$-	$4,508,611
Provision charged to expense	317,516	(63,236)	418,474	11,252	(41,325)	-	642,681
Losses charged off	(54,407)	-	-	(6,754)	(200)	-	(61,361)
Recoveries	-	-	355	2,879	2,850	-	6,084
Balance, end of period	$1,165,231	$134,791	$2,024,047	$480,441	$1,291,505	$-	$5,096,015

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when an amount is determined to be uncollectible, based on management’s analysis of expected cash flow (for non-collateral-dependent loans) or collateral value (for collateral-dependent loans).  Subsequent recoveries, if any, are credited to the allowance.

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

Under the Company’s methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, which are collectively evaluated for impairment, and 2) all other loans which are individually evaluated.  Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends.  The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge offs are most likely to have a significant impact on operations.

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades.  The primary responsibility for this review rests with loan administration personnel.  This review is supplemented with periodic examinations of both selected credits and the credit review process by applicable regulatory agencies.  The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

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

If a loan that is individually evaluated for impairment is found to have none, it is grouped together with loans having similar characteristics (i.e., the same risk grade), and an allowance for loan losses is based upon quantitative and qualitative factors discussed below.

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

The general component covers non-impaired loans and is based on quantitative and qualitative factors.  The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.

During fiscal 2011, the Company changed its allowance methodology to consider, as the primary quantitative factor, average net charge offs over the most recent twelve-month period.  The Company had previously considered average net charge offs over the most recent five-year period as the primary quantitative factor.  The impact of the modification was minimal.

Included in the Company’s loan portfolio are certain loans accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  These loans were written down at acquisition to an amount estimated to be collectible.  As a result, certain ratios regarding the Company’s loan portfolio and credit quality cannot be used to compare the Company to peer companies or to compare the Company’s current credit quality to prior periods.  The ratios particularly affected by accounting under ASC 310-30 include the allowance for loan losses as a percentage of loans, nonaccrual loans, and nonperforming assets, and nonaccrual loans and nonperforming loans as a percentage of total loans.

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30, 2011, and June 30, 2011.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	September 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$195,076,358	$16,053,944	$182,683,300	$29,785,764	$132,381,030
Special Mention	1,479,168	-	1,010,099	-	5,423,955
Substandard	213,588	-	5,200,516	8,335	1,388,467
Doubtful	-	-	-	976	-
Total	$196,769,114	$16,053,944	$188,893,915	$29,795,075	$139,193,452

	June 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,104,835	$21,590,865	$177,467,948	$29,951,645	$119,248,931
Special Mention	1,478,676	-	1,005,338	-	5,499,249
Substandard	215,702	-	6,685,477	9,996	1,541,963
Doubtful	85,394	-	-	1,640	-
Total	$199,884,607	$21,590,865	$185,158,763	$29,963,281	$126,290,143

The above amounts include purchased credit impaired loans.  At September 30, 20011, these loans comprised $842,000 of credits rated “Pass”; $2.4 million of credits rated “Special Mention”; $2.7 million of loans rated “Substandard”; and $0 of credits rated “Doubtful.  At June 30, 2011, these loans comprised $2.1 million of credits rated “Pass”; $ 2.4 million of credits rated “Special Mention”; $2.7 million of credits rated “Substandard”; and $0 of credits rated “Doubtful”.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated “Special Mention”, “Substandard”, or “Doubtful”.  In addition, lending relationships over $250,000 are subject to an independent loan review following origination, and lending relationships in excess of $1,000,000 are subject to an independent loan review annually, in order to verify risk ratings.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30, 2011, and June 30, 2011.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2011
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$424,783	$246,768	$97,585	$769,136	$195,999,978	$196,769,114	$-
Construction	5,633	-	155,065	160,698	15,893,246	16,053,944	-
Commercial	911,724	160,864	84,973	1,157,561	187,736,354	188,893,915	-
Consumer loans	441,229	17,084	55,712	514,025	29,281,050	29,795,075	9,028
Commercial loans	146,580	12,025	9,892	168,497	139,024,955	139,193,452	9,891
Total loans	$1,929,949	$436,741	$403,227	$2,769,917	$567,935,583	$570,705,500	$18,919

	June 30, 2011
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$1,287,921	$997,076	$275,021	$2,560,018	$197,324,589	$199,884,607	$189,627
Construction	800,198	100,000	151,699	1,051,897	20,538,968	21,590,865	-
Commercial	338,484	-	124,825	463,309	184,695,454	185,158,763	124,824
Consumer loans	433,468	18,528	121,934	573,930	29,389,351	29,963,281	121,934
Commercial loans	1,153,498	13,583	1,841	1,168,922	125,121,221	126,290,143	1,840
Total loans	$4,013,569	$1,129,187	$675,320	$5,818,076	$557,069,583	$562,887,659	$438,225

The above amounts include purchased credit impaired loans.  At September 30, 2011, these loans comprised $0 of credits 30-59 Days Past Due; $31,000 of credits 60-89 Days Past Due; $155,000 of credits Greater Than 90 Days Past Due; $186,000 of Total Past Due credits; $5.7 million of credits Current; and $0 of Total Loans > 90 Days & Accruing.  At June 30, 2011, these loans comprised $1.8 million of credits 30-59 Days Past Due; $442,000 of credits 60-89 Days Past Due; $153,000 of credits Greater Than 90 Days Past Due; $2.4 million of Total Past Due credits; $4.7 of credits Current; and $0 of Total Loans > 90 Days & Accruing.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, as well as performing loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The tables on the following page present impaired loans as of September 30, 2011, and June 30, 2011.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2011
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,555,056	$2,262,732	$-
Construction real estate	-	-	-
Commercial real estate	2,039,991	3,382,496	-
Consumer loans	976	976	-
Commercial loans	1,639,141	2,834,272	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	772,467	810,904	232,961
Consumer loans	-	-	-
Commercial loans	277,955	300,000	112,121
Total:
Conventional real estate	$1,555,056	$2,262,732	$-
Construction real estate	$-	$-	$-
Commercial real estate	$2,812,458	$4,193,400	$232,961
Consumer loans	$976	$976	$-
Commercial loans	$1,917,096	$3,134,272	$112,121

	June 30, 2011
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	-	-	-
Commercial real estate	1,835,250	3,228,059	-
Consumer loans	-	-	-
Commercial loans	3,228,143	4,728,158	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	2,066,442	2,114,016	598,887
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,901,692	$5,342,075	$598,887
Consumer loans	$-	$-	$-
Commercial loans	$3,228,143	$4,728,158	$-

The above amounts include purchased credit impaired loans.  At September 30, 2011, these loans comprised $5.1 million of impaired loans without a specific valuation allowance; $868,000 of loans with a specific valuation allowance, and $5.9 million of total impaired loans.  At June 30, 2011, these loans comprised $6.6 million of impaired loans without a specific valuation allowance; $582,000 of loans with a specific valuation allowance, and $7.2 million of total impaired loans.

Included in certain loan categories in the impaired loans are troubled debt restructurings, where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When loans and leases are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, and uses the current fair value of the collateral, less selling costs, for collateral dependent loans.  If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-

offs, deferred loan fees or costs, and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

At September 30, 2011, and June 30, 2011, the Company had $98,000 and $0, respectively, of residential real estate loans, $1.0 million and $0, respectively, of commercial real estate loans, $1.0 million and $0, respectively, of commercial loans, and $1,000 and $0, respectively, of consumer loans that were modified in troubled debt restructurings and impaired.

Performing loans classified as troubled debt restructurings during the three months ended September 30, 2011, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	Three months ended
	September 30, 2011
	Number of modifications	Recorded Investment
Conventional real estate	1	$97,783
Construction real estate	-	-
Commercial real estate	5	1,005,830
Consumer loans	-	-
Commercial loans	3	1,019,712
Total	9	$2,123,326

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (beginning July 1, 2011) for identification as troubled debt restructurings (TDRs).  The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35.  The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $2.1 million, and no allowance for credit losses was associated with those receivables on the basis of a current evaluation of loss, and as a result, there was no financial statement impact resulting from the adoption.

The following tables present information regarding interest income recognized on impaired loans:

	For the three months ended
	September 30, 2011
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Conventional Real Estate	$1,556	$79
Construction Real Estate	-	-
Commercial Real Estate	3,173	121
Consumer Loans	-	-
Commercial Loans	2,723	329
Total Loans	$7,451	$529

	For the three months ended
	September 30, 2010
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Conventional Real Estate	$-	$-
Construction Real Estate	-	-
Commercial Real Estate	1,369	27
Consumer Loans	-	-
Commercial Loans	300	5
Total Loans	$1,669	$31

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2011 and 2010, was immaterial.

For the three-month periods ended September 30, 2011 and 2010, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $386,000 and $0, respectively.

The following table presents the Company’s nonaccrual loans at September 30, 2011, and June 30, 2011.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	September 30, 2011	June 30, 2011
Conventional real estate	$107,100	$97,131
Construction real estate	-	-
Commercial real estate	421,638	151,701
Consumer loans	56,724	11,636
Commercial loans	1	2,022
Total loans	$585,463	$262,490

The above amount includes purchased credit impaired loans.  At September 30, 2011, and June 30, 2011, these loans comprised $155,000 and $153,000 of nonaccrual loans, respectively.

At September 30, 2011, troubled debt restructuring loans (TDRs) totaled $2.1 million, of which $1,000 was considered nonperforming and was included in the nonaccrual loan table above.  The remaining $2.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be an accrual status loan.  In general, these loans were subject to classification as TDRs at September 30, 2011, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2011, the Company had no loans classified as TDRs.  The Company has had no TDRs that were restructured in the prior twelve months that have defaulted.  The Company defines a default as any loan that becomes 90 days or more past due that was restructured in the prior twelve months.

Note 6: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in a transfer during the fiscal year ended June 30, 2011.  At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2011.  The amounts of loans at September 30, 2011, are as follows:

Real Estate Loans:
Conventional	$2,262,732
Construction	-
Commercial	3,836,589
Consumer loans	-
Commercial loans	3,134,272
Outstanding balance	$9,233,593
Carrying amount, net of fair value adjustment of $3,305,794	$5,927,799

Accretable yield, or income expected to be collected, is as follows:

Balance at June 30, 2011	$792,942
Additions	-
Accretion	(420,959)
Reclassification from nonaccretable difference	570,893
Disposals	-
Balance at September 30, 2011	$942,876

During the periods ended September 30, 2011 and 2010, the Company increased the allowance for loan losses by a charge to the income statement of $112,121, and $0, respectively, as a result of a decrease in expected cash flows for certain loans acquired with deteriorated credit quality.  No allowance for loan losses was reversed for the periods ended September 30, 2011 or 2010.

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

Loans purchased during the year	$-

Loans at end of period	$155,000

Note 7:  Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2011	2011

Non-interest bearing accounts	$34,325,974	$32,848,037
NOW accounts	165,857,624	152,474,730
Money market deposit accounts	16,406,888	15,802,312
Savings accounts	96,129,198	94,378,370
Certificates	266,107,901	264,647,368
Total deposit accounts	$578,827,585	$560,150,817

Note 8:  Comprehensive Income

The Company’s comprehensive income for the three-month periods ended September 30, 2011 and 2010, was as follows:

	Three months ended
	September 30,
	2011	2010

Net income	$2,850,392	$1,302,592
Other comprehensive income:
Unrealized gains on securities available-for-sale	425,956	299,557
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(14,030)	22
Tax expense	(152,413)	(110,844)
Total other comprehensive income	259,513	188,735
Comprehensive income	$3,109,905	$1,491,327

Note 9:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three-month period ended September 30, 2011 and 2010.

	Three months ended
	September 30,
	2011	2010

Net income	$ 2,850,392	$ 1,302,592
Charge for early redemption of preferred stock issued at discount	94,365	-
Dividend payable on preferred stock	136,033	127,818
Net income available to common shareholders	$ 2,619,994	$ 1,174,774

Average Common shares – outstanding basic	2,095,923	2,084,112
Stock options under treasury stock method	70,999	27,100
Average Common shares – outstanding diluted	2,166,922	2,111,212

Basic earnings per common share	$ 1.25	$ 0.56
Diluted earnings per common share	$ 1.21	$ 0.56

At September 30, 2011 and 2010, no options outstanding had an exercise price exceeding the market price.

Note 10: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2008.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended
	September 30, 2011	September 30, 2010
Income taxes
Current	$1,444,207	$527,750
Deferred	-	-
Total income tax provision	$1,444,207	$527,750

The components of net deferred tax assets (liabilities) are summarized as follows:

	September 30, 2011	June 30, 2011
Deferred tax assets:
Provision for losses on loans	$2,996,397	$2,889,770
Accrued compensation and benefits	216,258	168,375
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	169,005	169,005
Unrealized loss on other real estate	23,426	66,952
Total deferred tax assets	3,666,491	3,555,507

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,828,472	1,828,472
Depreciation	505,340	525,096
Prepaid expenses	178,407	174,507
Unrealized gain on available for sale securities	458,642	306,229
Other	314,660	187,820
Total deferred tax liabilities	3,474,133	3,210,736

Net deferred tax (liability) asset	$192,358	$344,771

As of September 30, 2011, the Company had approximately $515,000 of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended
	September 30, 2011	September 30, 2010
Tax at statutory rate	$1,460,164	$622,316
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(104,370)	(93,747)
State tax, net of Federal benefit	116,655	28,986
Cash surrender value of Bank-owned life insurance	(24,328)	(23,530)
Other, net	(3,914)	(6,275)
Actual provision	$1,444,207	$527,750

Tax credit benefits in the amount of $73,000 were recognized in the three-month periods ended September 30, 2011 and 2010, under the flow-through method of accounting for investments in tax credits.

Note 11:  Stock Option Plans

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

Note 12:  401(k) Retirement Plan

The Company established a tax-qualified ESOP in April 1994. During fiscal 2011, the plan was merged with the Company’s 401(k) Retirement Plan (the Plan).  The Plan covers substantially all employees who are at least 21 years of age and who have completed one year of service.  The Company has notified participants it will make a safe harbor non-elective contribution of 3% of eligible compensation for the plan year ended June 30, 2011, and that it also intends to make additional, discretionary profit-sharing contributions.  For fiscal 2011, the Company recorded retirement plan expenses of $385,000.  For fiscal 2012, the Company has converted the Plan to provide a safe harbor matching contribution of up to 4% of eligible compensation.  Additionally, the Company expects to make additional, discretionary profit-sharing contributions for fiscal 2012.  In the three-month period ended September 30, 2011, retirement plan expenses were approximately $100,000.

Note 13:  Corporate Obligated Floating Rate Trust Preferred Securities

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

Note 14: Small Business Lending Fund

On July 21, 2011, as part of the Small Business Lending Fund (SBLF) of the United States Department of the Treasury (Treasury), the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (Purchase Agreement) with the Secretary of the Treasury, pursuant to which the Company (i) sold 20,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Preferred Stock) to the Secretary of the Treasury for a purchase price of $20,000,000.  The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, the holder of the SBLF Preferred Stock will have the right to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares.  As part of the 2008 TARP transaction, the Company issued a ten-year warrant to Treasury to purchase 114,326 shares of the Company’s common stock at an exercise price of $12.53 per share.  The Company has not repurchased the warrant.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  The Bank currently conducts its business through its home office located in Poplar Bluff, 16 full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas, and a loan production office located in Little Rock, Arkansas.

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

The consolidated balance sheet of the Company as of June 30, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2011, and results of operations for the three-month periods ended September 30, 2011 and 2010.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance.  The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

•
expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

Non-GAAP Disclosures

Return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net interest income excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, average interest rate spread excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, and net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, are financial measures containing information determined by methods other than in accordance with accounting principles generally accepted in the United States (commonly referred to as “GAAP”).  These measurers indicate what return on average assets, return on average common equity, net interest income, average interest rate spread, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas.  Management believes that showing these measures excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits provides useful information by which to evaluate the Company’s operating performance.

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

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

Three months ended
September 30, 2011

Return on average assets	1.62%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	0.42%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	1.20%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

Three months ended
September 30, 2011

Return on average common equity	22.03%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	6.19%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	15.84%

The following table presents reconciliation to GAAP of net interest income excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

Three months ended
September 30, 2011
(dollars in thousands)
Net interest income	$7,478
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	1,177
Net interest income - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	$6,301

The following table presents reconciliation to GAAP of average interest rate spread excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

Three months ended
September 30, 2011

Average interest rate spread	4.20%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	0.69%
Average interest rate spread - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	3.51%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

Three months ended
September 30, 2011

Net interest margin	4.42%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	0.70%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits	3.72%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2011 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 12 in the Company’s 2011 Annual Report.

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

On July 21, 2011, the Company sold $20.0 million in non-cumulative preferred stock to the U.S. Treasury as part of the Small Business Lending Fund (SBLF) program. The SBLF preferred stock qualifies as Tier 1 capital.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the Bank’s level of qualified small business lending.  The dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of qualified small business lending.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in qualified small business lending.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).  The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

As required by the Purchase Agreement, $9.6 million of the proceeds from the sale of the SBLF preferred stock was used to redeem the Company’s preferred stock issued in 2008 to the U.S. Treasury under the Troubled Asset Relief Program (TARP).

During the first three months of fiscal 2012, we grew our balance sheet by $30.3 million. This growth was primarily due to an increase in deposits and the net additional capital invested in the Company’s preferred stock, which resulted in larger cash holdings, while also funding loan growth and an increase in available-for-sale securities.  Asset growth reflected a $7.5 million increase in net loans; a $1.4 million increase in available-for-sale investments; and a $20.9 million increase in cash and cash equivalents.  Deposits increased $18.7 million, and securities sold under agreements to repurchase increased $145,000.  Growth in loans was primarily comprised of commercial loans and commercial real estate loans, and was partially offset by decreases in construction and residential real estate loan balances. Deposit growth was primarily in interest-bearing transaction accounts, and certificates of deposit.

Net income for the first three months of fiscal 2012 increased 118.8% to $2.8 million, as compared to $1.3 million earned during the same period of the prior year.  After accounting for dividends on preferred stock of $136,000 and a charge of $94,000 for the early redemption of preferred stock issued under the TARP program, net earnings available to common shareholders were $2.6 million in the three-month period ended September 30, 2011, an increase of 123.0% as compared to the same period of the prior fiscal year.  The increase in net income compared to the year-ago period was primarily due to substantial improvement in the Company’s net interest rate spread, attributable primarily to the December 2010 acquisition of most assets and the assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Acquisition).  Diluted net income available to common shareholders was $1.21 per share for the first three months of fiscal 2012, as compared to $0.56 per share for the same period of the prior year.  For the first three months of fiscal 2012, net interest income increased $3.0 million, or 65.6%; noninterest income increased $297,000, or 36.2%; noninterest expense increased $922,000, or 32.2%; provision for loan losses decreased $126,000, or 19.6%; and provision for income taxes increased $916,000, or 173.7%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2012 declined from already historical lows.  Across the yield curve, rates declined in the first fiscal quarter, with longer-term rates decreasing the most, as the curve flattened somewhat.  Relative to recent historical norms, the curve remained relatively steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  Those purchases ended in the first calendar quarter of 2010, and an additional, smaller quantitative easing program was initiated later in 2010, along with reinvestment of principal repaid under the original program.  More recently, the Federal Reserve indicated that it expected to keep short-term rates near zero through mid-2013, and that it would attempt to lower long-term rates by selling some of its short term securities holdings and purchasing securities with longer maturities.  In this rate environment, our net interest margin was improved when comparing the first three months of fiscal 2012 to the same period of the prior year; however, much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest earning assets.  The Company does not expect the full improvement in margin to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads.  Our net interest margin would have improved exclusive of the Acquisition, as declining loan and investment securities rates were more than offset by a lower cost of funds as long-term, fixed-rate FHLB advances matured and were replaced with deposit funding at a lower cost.  Aside from the Acquisition, the Company’s strong deposit growth was attributed in large part to the rewards checking product offered at above-market rates, as we took advantage of the favorable rate environment to build market share. Compared to the year ago period, net interest income increased $3.0 million, or 65.6%, during the first three months of fiscal 2012, attributable to substantial improvement in our net interest rate spread and growth in interest-earning assets.  The Acquisition contributed to both.

The Company’s net income is also affected by the level of its noninterest income and operating expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Operating expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the three-month period ended September 30, 2011, noninterest income increased $297,000, or 36.2%, as compared to the same period of the prior year, due primarily to income recognized on settlement of a legal claim obtained as a result of the Acquisition, gains on secondary market loan sales, and income generated from the bank card network transactions, partially offset by lower deposit service charges (the result of higher write offs of NSF charges).  Noninterest expense increased $922,000, or 32.2%, during the first three months of fiscal 2012, compared to the same period of the prior year, due to higher expenses for compensation and benefits, occupancy, postage and office supplies, advertising, bank card network fees, amortization of intangible assets, and internet banking expenses.

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

We expect to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities.  The primary funding for our asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit.  We intend to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships.  We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at September 30, 2011, and June 30, 2011

The Company’s total assets increased by $30.3 million, or 4.4%, to $718.5 million at September 30, 2011, as compared to $688.2 million at June 30, 2011.  Balance sheet growth was due to growth in deposits and the net additional capital invested in the Company’s preferred stock, and resulted in larger cash holdings, while also funding loan growth and an increase in available-for-sale investments.  Loans, net of the allowance for loan losses, increased $7.5 million, or 1.4%, to $564.1 million at September 30, 2011, as compared to $556.6 million at June 30, 2011.  Available-for-sale investment balances increased by $1.4 million, or 2.1%, to $64.7 million at September 30, 2011, as compared to $63.3 million at June 30, 2011.  Cash and cash equivalents increased $20.9 million, or 60.4%, to $55.6 million at September 30, 2011 as compared to $34.7 million at June 30, 2011.

During the first three months of fiscal 2012, deposit growth totaled $18.7 million, or 3.3%, bringing deposit balances to $578.8 million at September 30, 2011, as compared to $560.2 million at June 30, 2011.  This growth was primarily in interest-bearing transaction accounts (including a significant new public unit relationship), savings accounts, non-interest bearing transaction accounts, and certificates of deposit.

Total stockholders’ equity increased $13.2 million, or 23.7%, to $69.0 million at September 30, 2011, as compared to $55.7 million at June 30, 2011.  The increase was due primarily to the additional capital invested in the Company’s preferred stock issued under the SBLF program, net of the redemption of preferred stock issued under the TARP program, as well as retention of net income, and an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended September 30, 2011 and 2010

The table below presents certain information regarding our financial condition and net interest income for the three- month periods ended September 30, 2011 and 2010.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended September 30, 2011			Three-month period ended September 30, 2010
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$406,546,705	$6,931,594	6.82	$309,415,228	$4,789,608	6.19
Other loans (1)	159,419,777	2,623,531	6.58	125,278,531	1,769,398	5.65
Total net loans	565,966,482	9,555,125	6.75	434,693,759	6,559,006	6.04
Mortgage-backed securities	22,518,812	276,567	4.91	31,873,259	389,721	4.89
Investment securities (2)	44,259,519	353,177	3.19	36,777,616	318,292	3.46
Other interest earning assets	44,280,701	29,034	0.26	26,093,987	27,810	0.43
Total interest earning assets (1)	677,025,514	10,213,903	6.03	529,438,621	7,294,829	5.51
Other noninterest earning assets (3)	27,855,344	-		25,756,844	-
Total assets	704,880,858	10,213,903		$555,195,465	7,294,829

Interest bearing liabilities:
Savings accounts	95,452,979	249,553	1.05	87,272,146	275,345	1.26
NOW accounts	155,972,696	839,857	2.15	106,839,703	709,640	2.66
Money market deposit accounts	15,505,109	46,334	1.20	6,560,495	22,984	1.40
Certificates of deposit	265,118,574	1,147,240	1.73	198,817,865	1,157,594	2.33
Total interest bearing deposits	532,049,358	2,282,984	1.72	399,490,209	2,165,563	2.17
Borrowings:
Securities sold under agreements to repurchase	25,789,630	59,702	0.93	29,368,799	63,420	0.86
FHLB advances	33,500,000	339,391	4.05	43,500,000	490,935	4.51
Subordinated debt	7,217,000	54,048	3.00	7,217,000	59,966	3.32
Total interest bearing liabilities	598,555,988	2,736,125	1.83	479,576,008	2,779,884	2.32
Noninterest bearing demand deposits	36,967,657	-		28,435,367	-
Other noninterest bearing liabilities	4,415,680	-		941,081	-
Total liabilities	639,939,325	2,736,125		508,952,456	2,779,884
Stockholders’ equity	64,941,533	-		46,243,009	-
Total liabilities and stockholders' equity	$704,880,858	$2,736,125		$555,195,465	$2,779,884

Net interest income		$7,477,778			$4,514,945

Interest rate spread (4)			4.20			3.19
Net interest margin (5)			4.42			3.41

Ratio of average interest-earning assets to average interest-bearing liabilities	113.11%			110.40%

(1)           Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)           Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.3 million and $8.1 million, respectively, for the three-month period ended September 30, 2011, as compared to $7.6 million and $7.9 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2011
	Compared to three-month period
	ended September 30, 2010, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$772	$1,982	$242	$2,996
Mortgage-backed securities	2	(114)	(1)	(113)
Investment securities (2)	(25)	65	(5)	35
Other interest-earning deposits	(11)	20	(8)	1
Total net change in income on
interest-earning assets	738	1953	228	2,919

Interest-bearing liabilities:
Deposits	(483)	770	(170)	117
Securities sold under
agreements to repurchase	5	(8)	-	(3)
Subordinated debt	(6)	-	-	(6)
FHLB advances	(50)	(113)	11	(152)
Total net change in expense on
interest-bearing liabilities	(534)	649	(159)	(44)
Net change in net interest income	$1,272	$1,304	$387	$2,963

(1)   Does not include interest on loans placed on nonaccrual status.
(2)   Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2011 and 2010

General.  Net income for the three-month period ended September 30, 2011, was $2.9 million, an increase of $1.5 million or 118.8%, as compared to the $1.3 million in net income earned in the same period of the prior fiscal year.  After preferred dividends paid of $136,000 and a $94,000 charge for the early redemption of preferred stock issued at a discount in the three-month period ended September 30, 2011, net income available to common shareholders was $2.6 million, an increase of $1.4 million, or 123.0%, as compared to and $1.2 million in net income available to common shareholders in the same period of the prior fiscal year.  For the three-month period ended September 30, 2011, basic and diluted net income per share available to common shareholders, was $1.25 and $1.21, increases of $0.69, or 123.2%, and $0.65, or 116.1%, as compared to the same period of the prior year.  Our annualized return on average assets for the three-month period ended September 30, 2011, was 1.62%, as compared to 0.94% for the same period of the prior fiscal year.  For the three-month period ended September 30, 2011, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 1.21%.  Our return on average common stockholders’ equity for the three-month period ended September 30, 2011, was 22.0%, as compared to 12.8% in the same period of the prior fiscal year.  For the three-month period ended September 30, 2011, return on average common stockholders' equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 15.8%.

Net Interest Income.  Net interest income for the three-month period ended September 30, 2011, was $7.5 million, an increase of $3.0 million, or 65.6%, as compared to the same period of the prior fiscal year.  Net interest income excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $6.3 million for the three-month period ended September 30, 2011.  Our average interest rate spread for the three-month period ended September 30, 2011, was 4.20%, as compared to 3.19% for the same period of the prior fiscal year.  Average interest rate spread excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.51% for the three-month period ended September 30, 2011.  For the three-month period ended September 30, 2011, the 101 basis point increase in the net interest rate spread, compared to the same period a year ago, resulted from a 52 basis point increase in the average yield on interest-earning assets, combined with a 49 basis point decrease in the average cost of interest-bearing liabilities. Much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest-earning assets.  The Company does not expect the full improvement in net interest rate spread to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads. Additionally, our growth initiatives, including the Acquisition, resulted in a 27.9% increase in the average balance of interest-earning assets (and a 24.8% increase in the average balance of interest-bearing liabilities) for the three-month period ended September 30, 2011, as compared to the same period of the prior fiscal year.  Our net interest margin for the three- month period ended September 30, 2011, determined by dividing annualized net interest income by total average interest-earning assets, was 4.42%, as compared to 3.41% in the same period of the prior fiscal year.  Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.72% for the three-month period ended September 30, 2011.

Interest Income.  Total interest income for the three-month period ended September 30, 2011, was $10.2 million, an increase of $2.9 million, or 40.0%, as compared to the amount earned in the same period of the prior fiscal year. The improvement was due to an increase of $147.6 million, or 27.9%, in the average balance of interest-earning assets for the three-month period ended September 30, 2011, as compared to the same period of the prior fiscal year, combined with a 52 basis point increase in the average interest rate earned.  For the three -month period ended September 30, 2011, the average interest rate on interest-earning assets was 6.03%, as compared to 5.51% for the same period of the prior fiscal year. The improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest-earning assets.

Interest Expense.  Total interest expense for the three-month period ended September 30, 2011, was $2.7 million, a decrease of $44,000, or 1.6%, as compared to the same period of the prior fiscal year.  The decrease was due to the 49 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $132.6 million, or 24.8%, increase in the average balance of those liabilities, as compared to the same period of the prior fiscal year.  For the three-month period ended September 30, 2011, the average interest rate on interest-bearing liabilities was 1.83%, as compared to 2.32% for the same period of the prior fiscal year.  The decrease was attributed to a declining cost of funds as a result of lower market rates.

Provisions for Loan Losses.  Provisions for loan losses for the three- month period ended September 30, 2011, were $517,000, as compared to $643,000 for the same period of the prior fiscal year.  The decrease was attributed to reduced provisioning needed during the period to bring reserves to an appropriate level based on our continued analysis of the loan portfolio, the result of slower loan growth and stable credit quality.  In fiscal years 2011 and 2010, provisions totaled 47and 23 basis points, respectively, as a percentage of average loans outstanding, as compared to net charge offs of nine and ten basis points, respectively, in those fiscal years.  By comparison, annualized provisions in the three-month period ended September 30, 2011, have totaled 37 basis points, while annualized net charge offs were 14 basis points.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- month period ended September 30, 2011, was $1.1 million, an increase of $297,000, or 36.2%, as compared to the same period of the prior fiscal year.  The increase was attributed primarily to income recognized on settlement of a legal claim obtained as a result of the Acquisition, gains on secondary market loan sales, and income generated from bank card network transactions, partially offset by lower deposit service charges (the result of higher write offs of NSF charges).  The Company notes that regulation of interchange income by the Federal Reserve under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act could significantly reduce the amount of income realized from ATM/POS network transactions.  Although the Company’s asset size shielded it from direct regulation of interchange income pricing, it remains to be seen how changes in the market may impact the Company’s revenues.

Noninterest Expense.  Noninterest expense for the three- month period ended September 30, 2011, was $3.8 million, an increase of $922,000, or 32.2%, as compared to the same period of the prior fiscal year.  Higher expenses for compensation and benefits, occupancy, postage and office supplies, advertising, bank card network fees, amortization of intangible assets, and internet banking expenses were all attributable, at least in part, to the Acquisition. Additionally, higher expenses for sales and use tax, legal and professional fees, and losses due to fraud were partially offset by lower deposit insurance premiums and a net gain realized on the sale of foreclosed real estate. The lower deposit insurance premiums resulted from a change in the assessment base employed by the FDIC in the calculation of the premium, from deposits to total assets net of tangible equity.   For the three-month period ended September 30, 2011, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 44.0%, as compared to 53.6% for the same period of the prior fiscal year.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three- month period ended September 30, 2011, were $1.4 million, an increase of $916,000 as compared to provisions for the same period of the prior fiscal year.  The effective tax rate for the three-month period ended September 30, 2011, was 33.6%, as compared to 28.8% for the same period of the prior fiscal year.  The increases in both the amount of the provision and the effective tax rate were attributed primarily to higher pre-tax income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three- month periods ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010
Balance, beginning of period	$6,438,451	$4,508,611
Loans charged off:
Residential real estate	(76,918)	(54,407)
Construction	-
Commercial business	(11,156)	(200)
Commercial real estate	(24,824)	-
Consumer	(96,604)	(6,754)
Gross charged off loans	(209,502)	(61,361)
Recoveries of loans previously charged off:
Residential real estate	4,611	-
Construction	233
Commercial business	-	2,850
Commercial real estate	-	355
Consumer	1,592	2,879
Gross recoveries of charged off loans	6,436	6,084
Net charge offs	(203,066)	(55,277)
Provision charged to expense	516,676	642,681
Balance, end of period	$6,752,061	5,096,015

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $314,000 to $6.8 million at September 30, 2011, from $6.4 million at June 30, 2011.  The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at September 30, 2011.

At September 30, 2011, the Company had $6.8 million, or 1.19% of total  loans, adversely classified ($6.8 million classified “substandard”; $1,000 classified “doubtful”; and none classified “loss”), as compared to $8.5 million, or 1.52% of total loans, adversely classified ($8.5 million classified “substandard”; $87,000 classified “doubtful”; and none classified “loss”) at June 30, 2011, and $6.2 million, or 1.41% of total loans, adversely classified ($6.1 million classified “substandard”; $93,000 classified “doubtful”; and none classified “loss”) at September 30, 2010.  Classified loans were generally comprised of loans secured by residential and commercial real estate, agricultural real estate, or inventory and equipment.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $585,000 at September 30, 2011.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries for the previous five years for each loan category.  During fiscal year 2011, the Company modified its allowance methodology to also consider the most recent twelve-month period’s average net charge offs and to use this information as one of the primary factors for evaluation of allowance adequacy.  Average net charge offs are calculated as net charge offs by portfolio type for the period as a percentage of the average balance of respective portfolio type over the same period.  As the Company and the industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation.  The impact of the modification was minimal.

The following table sets forth the Company’s historical net charge offs as of September 30, 2011, and June 30, 2011:

Portfolio segment	September 30, 2011 Net charge offs – 12-month historical	June 30, 2011 Net charge offs – 12-month historical
Real estate loans:
Conventional	0.08%	0.07%
Construction	-	-
Commercial	0.14	0.13
Consumer loans	1.24	0.23
Commercial loans	0.08	0.08

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At September 30, 2011, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at September 30, 2011	Qualitative factor applied at June 30, 2011
Real estate loans:
Conventional	0.94%	0.88%
Construction	1.06	1.00
Commercial	1.33	1.27
Consumer loans	1.52	1.53
Commercial loans	1.42	1.38

At September 30, 2011, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.1 million, as compared to $5.4 million at June 30, 2011.  The general increase in qualitative factors was attributable primarily to changes in lending staff and a more negative national economic outlook.

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

The ratio of nonperforming assets to total assets and nonperforming loans to net loans receivable is another measure of asset quality.  Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  The table below summarizes changes in the Company’s level of nonperforming assets over selected time periods:

	September 30, 2011	June 30, 2011	September 30, 2010
Nonaccruing loans:
Residential real estate	$107,100	$97,131	$97,063
Commercial real estate	421,638	151,701	25,159
Consumer	56,724	11,636	19,801
Commercial business	1	2,022	7,663
Total	$585,463	$262,490	$149,686

Loans 90 days past due
accruing interest:
Residential real estate	$-	$189,627	$53,059
Commercial real estate	-	124,824	-
Consumer	9,028	121,934	40,911
Commercial business	9,891	1,840	2,254
Total	$18,919	$438,225	$96,224

Total nonperforming loans	$604,382	$700,715	$245,910

Nonperforming investments	$125,000	$125,000	$125,000
Foreclosed and repossessed assets held for sale:
Real estate owned	1,259,712	1,515,390	1,304,700
Other nonperforming assets	47,722	33,964	101,005
Total nonperforming assets	$2,036,816	$2,375,069	$1,776,615

At September 30, 2011, troubled debt restructurings (TDRs) totaled $2.1 million, of which $1,000 was considered nonperforming and was included in the nonaccrual loan table above.  The remaining $2.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at September 30, 2011, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2011, the Company had no loans classified as TDRs.

At September 30, 2011, nonperforming assets totaled $2.0 million, down from $2.3 million at June 30, 2011, and up from the $1.8 million at September 30, 2010.  The decrease in nonperforming assets from fiscal year end was attributed primarily to sales of real estate owned.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At September 30, 2011, the Company had outstanding commitments and approvals to fund approximately $65.2 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At September 30, 2011, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $179.4 million, of which $33.5 million had been advanced (additionally, letters of credit totaling $15.2 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $287.4 million, subject to available collateral.  Also, at September 30, 2011, the Bank had pledged a total of $97.2 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $65.1 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of September 30, 2011, that the Company and Bank meets all capital adequacy requirements to which they are subject.

As of September 30, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table summarized the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$80,264	10.47%	$42,452	8.00%		N/A
Southern Bank	77,565	10.10%	42,254	8.00%	$52,818	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	73,631	13.87%	21,226	4.00%		N/A
Southern Bank	70,954	13.43%	21,127	4.00%	31,691	6.00%
Tier I Capital (to Average Assets)
Consolidated	73,613	15.13%	28,124	4.00%		N/A
Southern Bank	70,954	14.69%	28,104	4.00%	35,130	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$65,528	12.40%	$42,290	8.00%		N/A
Southern Bank	66,161	12.52%	42,276	8.00%	$52,845	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	59,090	11.18%	21,145	4.00%		N/A
Southern Bank	59,551	11.27%	21,138	4.00%	31,707	6.00%
Tier I Capital (to Average Assets)
Consolidated	59,090	8.60%	27,492	4.00%		N/A
Southern Bank	59,551	8.66%	27,518	4.00%	34,397	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first three months of fiscal year 2012, fixed rate 1- to 4-family residential loan production totaled $4.9 million, as compared to $3.8 million during the same period of the prior year. At September 30, 2011, the fixed rate residential loan portfolio was $114.3 million with a weighted average maturity of 174 months, as compared to $102.1 million at September 30, 2010, with a weighted average maturity of 193 months.  The Company originated $3.1 million in adjustable-rate residential loans during the three-month period ended September 30, 2011, as compared to $5.6 million during the same period of the prior year.  At September 30, 2011, fixed rate loans with remaining maturities in excess of 10 years totaled $82.2 million, or 14.6% of net loans receivable, as compared to $82.7 million, or 19.0% of net loans receivable at September 30, 2010.  The Company originated $11.5 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2011, as compared to $20.2 million during the same period of the prior year.  At September 30, 2011, the fixed rate commercial and commercial real estate loan portfolio was $219.7 million with a weighted average maturity of 33.2 months, compared to $140.6 million at September 30, 2010, with a weighted average maturity of 31.5 months.  The Company originated $12.3 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2011, as compared to $16.9 million during the same period of the prior year.  At September 30, 2011, adjustable-rate home equity lines of credit totaled $14.7 million, as compared to $13.3 million at September 30, 2010.  At September 30, 2011, the Company’s investment portfolio had an expected weighted-average life of 2.8 years, compared to 3.2 years at September 30, 2010.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2011, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$78,591	$8,653	12%	10.89%	1.28%
+200	77,553	7,614	11%	10.72%	1.10%
+100	74,071	4,133	6%	10.21%	0.60%
NC	69,939	-	-	9.61%	-
-100	65,435	(4,503)	-6%	8.97%	-0.64%
-200	61,288	(8,650)	-12%	8.38%	-1.24%
-300	57,726	(12,212)	-17%	7.87%	-1.74%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2011 thru 7/31/2011	-	-	-	-
8/1/2011 thru 8/31/2011	-	-	-	-
9/1/2011 thru 9/30/2011	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  (Removed and Reserved.)

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	3	(a)	Articles of Incorporation of the Registrant+
	3	(b)	Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A++
	3	(c)	Bylaws of the Registrant+++
	4		Form of Stock Certificate of Southern Missouri Bancorp++++
	10		Material Contracts
		(a)	Registrant’s 2008 Equity Incentive Plan+++++
		(b)	Registrant’s 2003 Stock Option and Incentive Plan++++++
		(c)	Registrant’s 1994Stock Option and Incentive Plan+++++++
		(d)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++
		(e)	Employment Agreements
(i) Greg A. Steffens*
		(d)	Director’s Retirement Agreements
(i) Samuel H. Smith**
(ii) Sammy A. Schalk***

		(iii)	Ronnie D. Black***
		(iv)	L. Douglas Bagby***
		(v)	Rebecca McLane Brooks****
		(vi)	Charles R. Love****
		(vii)	Charles R. Moffitt****
		(viii)	Dennis Robison*****
	(e)	Tax Sharing Agreement***
31		Rule 13a-14(a) Certification
32		Section 1350 Certification
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant’s definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant’s definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 4, 2011	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)