Form 10-Q
period 2011-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2012-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2011
Common Stock, Par Value $.01	3,249,976 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND JUNE 30, 2011

	December 31, 2011	June 30, 2011
ASSETS:	(unaudited)
Cash and cash equivalents	$118,585,332	$33,895,706
Interest-bearing time deposits	792,000	792,000
Available for sale securities	74,548,575	63,327,201
Stock in FHLB of Des Moines	2,369,200	2,369,200
Stock in Federal Reserve Bank of St. Louis	1,000,900	718,750
Loans receivable, net of allowance for loan losses of $7,046,590 and $6,438,451 at December 31, 2011, and June 30, 2011, respectively	542,711,033	556,576,055
Accrued interest receivable	4,259,982	3,799,935
Premises and equipment, net	10,404,079	8,057,529
Bank owned life insurance – cash surrender value	8,257,420	8,114,469
Intangible assets, net	1,666,123	1,874,689
Prepaid expenses and other assets	7,989,423	8,674,848
Total assets	$772,584,067	$688,200,382

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits	$609,026,221	$560,150,817
Securities sold under agreements to repurchase	29,949,413	25,230,051
Advances from FHLB of Des Moines	33,500,000	33,500,000
Accounts payable and other liabilities	998,995	5,536,062
Accrued interest payable	722,881	834,344
Subordinated debt	7,217,000	7,217,000
Total liabilities	681,414,510	632,468,274

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 and 9,550 shares issued and outstanding at December 31, 2011, and June 30, 2011, respectively	20,000,000	9,455,635
Common stock, $.01 par value; 4,000,000 shares authorized; 3,252,706 and 2,957,226 shares issued at December 31, 2011, and June 30, 2011, respectively	32,527	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,463,361	16,274,545
Retained earnings	47,743,736	43,014,191
Treasury stock of 2,730 and 858,250 shares at December 31, 2011, and June 30, 2011, respectively, at cost	(32,214)	(13,754,245)
Accumulated other comprehensive income	785,357	535,620
Total stockholders’ equity	91,169,557	55,732,108
Total liabilities and stockholders’ equity	$772,584,067	$688,200,382

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010 (Unaudited)

	Three months		Six months
	ended		ended
	December 31,		December 31,
	2011	2010	2011	2010
INTEREST INCOME:
Loans	$9,257,578	$6,832,334	$18,812,703	$13,391,340
Investment securities	389,006	315,935	742,183	634,227
Mortgage-backed securities	244,822	356,998	521,389	746,719
Other interest-earning assets	51,888	34,063	80,922	61,873
Total interest income	9,943,294	7,539,330	20,157,197	14,834,159
INTEREST EXPENSE:
Deposits	2,163,200	2,252,760	4,446,184	4,418,323
Securities sold under agreements to repurchase	59,342	71,252	119,044	134,672
Advances from FHLB of Des Moines	339,391	395,695	678,782	886,630
Subordinated debt	59,719	56,099	113,767	116,065
Total interest expense	2,621,652	2,775,806	5,357,777	5,555,690
NET INTEREST INCOME	7,321,642	4,763,524	14,799,420	9,278,469
PROVISION FOR LOAN LOSSES	345,433	273,528	862,116	916,209
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,976,209	4,489,996	13,937,304	8,362,260
NONINTEREST INCOME:
Deposit account charges and related fees	377,041	398,433	748,192	788,980
Bank credit transaction fees	263,776	210,373	527,382	411,495
Loan late charges	57,509	59,416	116,433	115,951
Other loan fees	49,005	60,419	99,308	108,879
Net realized gains on sale of loans	49,354	32,765	143,032	51,166
Bargain purchase gain on acquisitions	-	6,996,750	-	6,996,750
Earnings on Bank owned life insurance	71,398	69,561	142,951	138,766
Other income	30,999	39,065	238,278	74,354
Total noninterest income	899,082	7,866,782	2,015,576	8,686,341
NONINTEREST EXPENSE:
Compensation and benefits	2,274,303	1,852,860	4,526,394	3,521,303
Occupancy and equipment, net	619,496	715,499	1,201,701	1,162,941
Deposit insurance premiums	90,063	152,202	183,135	303,057
Legal and professional fees	94,923	251,693	193,074	324,199
Advertising	80,150	47,536	167,218	99,806
Postage and office supplies	110,293	93,638	232,878	168,551
Intangible amortization	104,283	73,035	208,566	146,070
Bank card network fees	130,742	97,101	262,818	198,101
Other operating expense	379,491	411,572	690,950	632,589
Total noninterest expense	3,883,744	3,695,136	7,666,734	6,556,617
INCOME BEFORE INCOME TAXES	3,991,547	8,661,642	8,286,146	10,491,984
INCOME TAXES	1,317,107	3,085,488	2,761,314	3,613,238
NET INCOME	$2,674,440	$5,576,154	$5,524,832	$6,878,746
Less: effective dividend on preferred shares	121,713	127,895	352,111	255,713
Net income available to common shareholders	$2,552,727	$5,448,259	$5,172,721	$6,623,033

Basic earnings per common share	$0.98	$2.61	$2.21	$3.18
Diluted earnings per common share	$0.95	$2.56	$2.12	$3.11
Dividends per common share	$0.12	$0.12	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2011 AND 2010 (Unaudited)

	Six months ended
	December 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$5,524,832	$6,878,746
Items not requiring (providing) cash:
Depreciation	425,440	358,575
MRP and SOP expense	11,013	13,381
Gain on sale of foreclosed assets	(97,589)	(15,321)
Amortization of intangible assets	208,566	146,070
Increase in cash surrender value of bank owned life insurance	(142,951)	(138,766)
Provision for loan losses and off-balance sheet credit exposures	862,116	916,209
Net amortization of premiums and discounts on securities	122,397	152,718
Bargain purchase gain on acquisition	-	(6,996,750)
Deferred income taxes	(498,144)	2,623,781
Changes in:
Accrued interest receivable	(460,047)	(601,199)
Prepaid expenses and other assets	446,666	3,248,886
Accounts payable and other liabilities	(4,185,594)	756,362
Accrued interest payable	(111,463)	37,681
Net cash provided by operating activities	2,105,242	7,380,373

Cash flows from investing activities:
Net decrease (increase) in loans	12,868,258	(27,180,007)
Net cash received in acquisitions	-	38,249,286
Proceeds from maturities of available for sale securities	12,669,482	14,780,883
Net redemptions of Federal Home Loan Bank stock	-	444,900
Net purchases of Federal Reserve Bank of Saint Louis stock	(282,150)	-
Purchases of available-for-sale securities	(23,616,844)	(18,413,045)
Purchases of premises and equipment	(2,771,990)	(597,755)
Proceeds from sale of foreclosed assets	470,996	88,772
Net cash provided by (used in) investing activities	(662,248)	7,373,034

Cash flows from financing activities:
Proceeds from issuance of preferred stock	19,973,208	-
Redemption of preferred stock	(9,550,000)	-
Proceeds from issuance of common stock	19,914,349	-
Net increase in demand deposits and savings accounts	56,623,211	23,141,081
Net decrease in certificates of deposits	(7,747,807)	(15,879,630)
Net increase securities sold under agreements to repurchase	4,719,362	1,444,856
Repayments of Federal Home Loan Bank advances	-	(27,206,803)
Dividends paid on preferred stock	(197,047)	(238,750)
Dividends paid on common stock	(503,874)	(501,114)
Exercise of stock options	15,230	-
Net cash provided by (used in) financing activities	83,246,632	(19,240,360)

Increase (decrease) in cash and cash equivalents	84,689,626	(4,486,953)
Cash and cash equivalents at beginning of period	33,895,706	34,472,278

Cash and cash equivalents at end of period	$118,585,332	$29,985,325

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$517,000	$232,285
Conversion of foreclosed real estate to loans	520,728	572,204
Conversion of loans to repossessed assets	138,376	77,221
Cash paid during the period for:
Interest (net of interest credited)	$1,757,762	$1,580,829
Income taxes	4,276,570	578,450

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and six-month periods ended December 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2011, Form 10-K, which was filed with the SEC.

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

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $114,820,000 and $30,690,000 at December 31, 2011, and June 30, 2011, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, the Federal Home Loan Bank of Des Moines, and the Federal Home Loan Bank of Dallas.

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders’ equity. All securities have been classified as available for sale.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  As a result, the Company’s balance sheet as of the dates presented reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.  Valuation allowances are established for collateral-dependent impaired loans for the difference between the loan amount and fair value of collateral less estimated selling costs.  For impaired loans that are not collateral dependent, a valuation allowance is established for the difference between the loan amount and the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. Impairment losses are recognized through an increase in the required allowance for loan losses. Cash receipts on loans deemed impaired are recorded based on the loan’s separate status as a nonaccrual loan or an accrual loan.

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

Intangible Assets. The Company’s gross amount of intangible assets at December 31, 2011, and June 30, 2011, was $4.7 million with accumulated amortization of $3.0 million and $2.9 million, respectively. The Company’s intangible assets are being amortized over periods ranging from five to fifteen years, with amortization expense expected to be approximately $417,000 per year over the next three fiscal years.

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

Outside Directors’ Retirement. The Bank adopted a directors’ retirement plan in April 1994 for outside directors. The directors’ retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant’s vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant’s years of service on the Board.

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

In June 2011, the FASB issued ASU No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the Update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of operations.  Regardless of which method is used, adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  The Update is effective on a retrospective basis for interim and annual reporting periods beginning after December 15, 2011, and is not expected to have a material impact on the Company’s financial position or results of operations.  The effective date for the amendment to the presentation of reclassifications of items out of accumulated other comprehensive income has now been deferred by ASU No. 2011-12, issued in December 2011.

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

	Fair Value Measurements at December 31, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$21,149,978	$-	$21,149,978	$-
State and political subdivisions	33,193,199	-	33,193,199	-
Other securities	586,121	-	557,121	29,000
Mortgage-backed GSE residential	19,619,277	-	19,619,277	-

	Fair Value Measurements at June 30, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises (GSEs)	$12,976,070	$-	$12,976,070	$-
State and political subdivisions	24,981,454	-	24,981,454	-
Other securities	834,141	-	763,137	71,004
Mortgage-backed GSE residential	24,535,537	-	24,535,537	-

The following table presents a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable (Level 3) information for the six-month periods ended December 31, 2011 and 2010.

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Available-for-sale securities, beginning of year	$29,000	$-	$71,004	$-
Total unrealized gain (loss) included in comprehensive income	-	-	(42,004)	-
Transfer from Level 2 to Level 3	-	-	-	-
Available-for-sale securities, end of period	$29,000	$-	$29,000	$-

The following is a description of valuation methodologies used for financial assets measured at fair value on a nonrecurring basis at December 31, 2011.

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the  market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $8.5 million (outstanding balance) in impaired loans (collateral-dependent) at December 31, 2011, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $799,000.  Older real estate appraisals were available for impaired loans with an outstanding balance of approximately $4.8 million.  For impaired loans totaling $36,000, an observable market price within the last 12 months was utilized.  The remaining $2.8 million was secured by collateral such as closely-held stock or an assignment of notes receivable.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis during the period and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, 2011, and June 30, 2011:

	Fair Value Measurements at December 31, 2011, Using:
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$815,000	$-	$-	$815,000
Foreclosed and repossessed assets held for sale	326,000	-	-	326,000

	Fair Value Measurements at June 30, 2011, Using:
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$543,000	$-	$-	$543,000
Foreclosed and repossessed assets held for sale	1,150,000	-	-	1,150,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2011 and 2010:

	For the six months ended
	December 31, 2011	December 31, 2010
Impaired loans	$(142,000)	$-
Foreclosed and repossessed assets held for sale	(121,000)	(155,000)
Total gain (loss) recognized on a nonrecurring basis	$(263,000)	$(155,000)

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

The estimated methodologies used, the estimated fair values, and the recorded book balances at December 31, 2011, and June 30, 2011, were as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$118,585	$118,585	$33,896	$33,896
Interest-bearing time deposits	792	792	792	792
Available-for-sale securities	74,549	74,549	63,327	63,327
Stock in FHLB	2,369	2,369	2,369	2,369
Stock in Federal Reserve Bank of St. Louis	1,001	1,001	719	719
Loans receivable, net	542,711	543,649	556,576	558,083
Accrued interest receivable	4,260	4,260	3,800	3,800
Financial liabilities
Deposits	609,026	610,049	560,151	561,063
Securities sold under agreements to repurchase	29,949	29,949	25,230	25,230
Advances from FHLB	33,500	37,437	33,500	37,379
Accrued interest payable	723	723	834	834
Subordinated debt	7,217	4,863	7,217	6,341
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 4:  Securities

Available for sale securities are summarized as follows at fair value:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$21,128,399	$31,367	$(9,788)	$21,149,978
State and political subdivisions	31,591,870	1,607,808	(6,479)	33,193,199
Other securities	1,791,159	-	(1,205,038)	586,121
Mortgage-backed GSE residential	18,813,122	806,155	-	19,619,277
Total investments and mortgage-backed securities	$73,324,550	$2,445,330	$(1,221,305)	$74,548,575

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,991,362	$28,805	$(44,097)	$12,976,070
State and political subdivisions	24,232,364	816,966	(67,876)	24,981,454
Other securities	1,785,562	18,717	(970,138)	834,141
Mortgage-backed GSE residential	23,490,296	1,045,240	-	24,535,536
Total investments and mortgage-backed securities	$62,499,584	$1,909,728	$(1,082,111)	$63,327,201

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2011
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$215,000	$215,342
After one year but less than five years	1,955,932	1,963,383
After five years but less than ten years	11,043,008	11,319,090
After ten years	41,297,488	41,431,483
Total investment securities	54,511,428	54,929,298
Mortgage-backed securities	18,813,122	19,619,277
Total investments and mortgage-backed securities	$73,324,550	$74,548,575

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and June 30, 2011:

	December 31, 2011
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$3,001,467	$9,788	$-	$-	$3,001,467	$9,788
Other securities	243,578	3,605	342,543	1,201,433	586,121	1,205,038
Obligations of state and political subdivisions	1,374,742	6,479	-	-	1,374,742	6,479
Total investments and mortgage-backed securities	$4,619,787	$19,872	$342,543	$1,201,433	$4,962,330	$1,221,305

			June 30, 2011
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$5,955,903	$44,097	$-	$-	$5,955,903	$44,097
Other securities	-	-	568,568	970,138	568,568	970,138
Obligations of state and political subdivisions	4,233,216	67,876	-	-	4,233,216	67,876
Total investments and mortgage-backed securities	$10,189,119	$111,973	$568,568	$970,138	$10,757,687	$1,082,111

U.S. government-sponsored enterprises (GSEs).  The unrealized losses on the Company’s investments in direct obligations of U.S. government-sponsored enterprises (GSEs) were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Obligations of state and political subdivisions.  The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Other securities.  At December 31, 2011, there were four pooled trust preferred securities with an estimated fair value of $343,000 and unrealized losses of $1.2 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The December 31, 2011, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by June 2013 by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 27% to 30% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of four to eight years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At December 31, 2011, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments by June 2013 by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 37% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.   This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of two years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2011.

The Company does not believe any other individual unrealized loss as of December 31, 2011, represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month period ended December 31, 2011 and 2010.

	Accumulated Credit Losses,
	Six-Month Period
	Ended December 31,
	2011	2010
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 5:  Loans

Classes of loans are summarized as follows:

	Dec 31,	June 30,
	2011	2011
Real Estate Loans:
Conventional	$194,662,408	$199,884,607
Construction	30,273,108	29,921,110
Commercial	184,772,163	185,158,763
Consumer loans	30,124,609	29,963,281
Commercial loans	123,087,289	126,290,143
	562,919,577	571,217,904
Loans in process	(13,302,695)	(8,330,245)
Deferred loan fees, net	140,741	126,847
Allowance for loan losses	(7,046,590)	(6,438,451)
Total loans	$542,711,033	$556,576,055

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

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, or to one of several lending committees, comprised of lenders and other officers with expertise in the type of loan the committee is authorized to approve. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $1,500,000 require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

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

The Company generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Company charges an interest rate an additional 50 basis points higher, but does not require private mortgage insurance. At December 31, 2011, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $49.9 million, as compared to $45.0 million at June 30, 2011.  Originating loans with higher loan-to-value ratios presents additional credit risk to the Company.  Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt.  The majority of new residential mortgage loans originated by the Company conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Company are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

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

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary market area.  The majority  of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities of up to five years.  Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement.  Variable rate loans may adjust daily, monthly, quarterly, or annually based on the Wall Street Journal prime interest rate.  Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value.  As a general rule, the Company requires the unlimited guarantee of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street Journal’s published prime rate.  The Company typically includes an interest rate “floor” in the loan agreement. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street Journal’s published prime rate. Generally, improved commercial real estate loan amounts do not exceed 85% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Before credit is extended, the Company analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Company also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

To closely monitor the inherent risks associated with construction loans, the Company will typically utilize maturity periods ranging from 6 to 12 months for these loans.   Weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately nine months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains lien waivers and may have interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.

At December 31, 2011, construction loans outstanding included 23 loans, totaling $8.6 million, for which a modification had been agreed to. At June 30, 2011, construction loans outstanding included 24 loans, totaling $2.2 million, for which a modification had been agreed to.  All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

Once construction is completed, construction loans may be converted to permanent financing with monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Company. Lending up to 100% of the value of the property presents greater credit risk to the Company. Consequently, the Company limits this product to customers with a favorable credit history.  At December 31, 2011, the Company had HELOC balances of $15.7 million outstanding, of which lines of credit up to 80% of the property value at origination represented 85.5% of outstanding balances, and 88.4% of outstanding balances and commitments; lines of credit for more than 80% but not exceeding 90% of the property value at origination represented 13.9% of outstanding balances, and 11.2% of outstanding balances and commitments; and lines of credit in excess of 90% of the property value at origination represented 0.5% of outstanding balances, and 0.4% of outstanding balances and commitments.  These figures compared to HELOC balances of $14.0 million at June 30, 2011, of which lines of credit up to 80% of the property value at origination represented 83.7% of outstanding balances, and 87.6% of outstanding balances and commitments; lines of credit for more than 80% but not exceeding 90% of the property value at origination represented 15.7% of outstanding balances, and 11.9% of outstanding balances and commitments; and lines of credit in excess of 90% of the property value at origination represented 0.6% of outstanding balances, and 0.5% of outstanding balances and commitments.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31, 2011, and June 30, 2011, and activity in the allowance for loan losses for the three- and six-month periods ended December 31, 2011 and 2010:

	At period end and for the six months ended December 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Provision charged to expense	304,646	(10,192)	3,743	214,197	349,722	-	862,116
Losses charged off	(91,369)	-	(24,824)	(127,767)	(33,625)	-	(277,585)
Recoveries	6,551	460	430	7,143	9,024	-	23,608
Balance, end of period	$1,838,113	$183,020	$2,650,831	$534,780	$1,839,846	$-	$7,046,590
Ending Balance: individually evaluated for impairment	$-	$-	$100,000	$-	$-	$-	$100,000
Ending Balance: collectively evaluated for impairment	$1,838,113	$183,020	$2,409,101	$534,780	$1,817,930	$-	$6,782,945
Ending Balance: loans acquired with deteriorated credit quality	$-		$141,730	$-	$21,915	$-	$163,645

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$181,599	$-	$-	$-	$181,599
Ending Balance: collectively evaluated for impairment	$192,812,719	$16,970,413	$182,338,169	$30,124,609	$120,989,134	$-	$543,235,044
Ending Balance: loans acquired with deteriorated credit quality	$1,849,689	$-	$2,252,395	$-	$2,098,155	$-	$6,200,239

	For the three months ended
	December 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,711,466	$375,531	$2,256,971	$520,918	$1,887,175	$-	$6,752,061
Provision charged to expense	139,154	(192,511)	393,202	39,471	(33,883)	-	345,433
Losses charged off	(14,452)	-	-	(31,161)	(22,470)	-	(68,083)
Recoveries	1,946	-	658	5,551	9,024	-	17,179
Balance, end of period	$1,838,114	$183,020	$2,650,831	$534,780	$1,839,846	$-	$7,046,590

	At June 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Ending Balance: individually evaluated for impairment	$-	$-	$477,517	$-	$-	$-	$477,517
Ending Balance: collectively evaluated for impairment	$1,618,285	$192,752	$2,072,595	$441,207	$1,514,725	$-	$5,839,564
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$121,370	$-	$-	$-	$121,370

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,484,711	$-	$-	$-	$1,484,711
Ending Balance: collectively evaluated for impairment	$198,328,878	$21,590,865	$181,257,071	$29,963,281	$123,062,000	$-	$554,202,095
Ending Balance: loans acquired with deteriorated credit quality	$1,555,729	$-	$2,416,981	$-	$3,228,143	$-	$7,200,853

	For the three months ended
	December 31, 2010
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,165,231	$134,791	$2,024,047	$480,441	$1,291,505	$-	$5,096,015
Provision charged to expense	(37,994)	(2,978)	15,686	19,374	(67,355)	346,795	273,528
Losses charged off	-	-	(59,955)	(14,323)	-	-	(74,278)
Recoveries	1,835	-	415	1,185	1,124	-	4,559
Balance, end of period	$1,129,072	$131,813	$1,980,193	$486,677	$1,225,274	$346,795	$5,299,824

	For the six months ended
	December 31, 2010
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$-	$4,508,611
Provision charged to expense	279,523	(66,214)	434,160	30,625	(108,680)	346,795	916,209
Losses charged off	(54,407)	-	(59,955)	(21,077)	(200)	-	(135,639)
Recoveries	1,835	-	770	4,064	3,974	-	10,643
Balance, end of period	$1,129,072	$131,813	$1,980,193	$486,677	$1,225,274	$346,795	$5,299,824

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

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades.  The primary responsibility for this review rests with loan administration personnel.  This review is supplemented with periodic examinations of both selected credits and the credit review process by the Company’s internal audit function and applicable regulatory agencies.  The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31, 2011, and June 30, 2011.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	December 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$193,046,050	$16,970,413	$178,566,553	$30,123,280	$116,378,623
Special Mention	1,502,642	-	1,052,778	-	5,348,781
Substandard	113,716	-	5,152,832	1,083	1,359,885
Doubtful	-	-	-	247	-
Total	$194,662,408	$16,970,413	$184,772,163	$30,124,609	$123,087,289

	June 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,104,835	$21,590,865	$177,467,948	$29,951,645	$119,248,931
Special Mention	1,478,676	-	1,005,338	-	5,499,249
Substandard	215,702	-	6,685,477	9,996	1,541,963
Doubtful	85,394	-	-	1,640	-
Total	$199,884,607	$21,590,865	$185,158,763	$29,963,281	$126,290,143

The above amounts include purchased credit impaired loans.  At December 31, 2011, these loans comprised $1.3 million of credits rated “Pass”; $2.5 million of credits rated “Special Mention”; $2.5 million of loans rated “Substandard”; and no credits rated “Doubtful.  At June 30, 2011, these loans comprised $2.1 million of credits rated “Pass”; $ 2.4 million of credits rated “Special Mention”; $2.7 million of credits rated “Substandard”; and no credits rated “Doubtful”.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated “Special Mention”, “Substandard”, or “Doubtful”.  In addition, lending relationships over $250,000 are subject to an independent loan review following origination, and lending relationships in excess of $2.5 million are subject to an independent loan review annually, as are a sample of lending relationships between $1.0 million and $2.5 million, in order to verify risk ratings.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31, 2011, and June 30, 2011.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$632,104	$607,585	$108,132	$1,347,820	$193,314,588	$194,662,408	$-
Construction	-	34,984	-	34,984	16,935,429	16,970,413	-
Commercial	388,687	608,758	82,473	1,079,919	183,692,244	184,772,163	-
Consumer loans	176,300	31,844	24,440	232,584	29,892,025	30,124,609	12,547
Commercial loans	382,174	18,169	1	400,344	122,686,945	123,087,289	-
Total loans	$1,579,266	$1,301,340	$215,045	$3,095,651	$546,521,231	$549,616,882	$12,547

	June 30, 2011
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$1,287,921	$997,076	$275,021	$2,560,018	$197,324,589	$199,884,607	$189,627
Construction	800,198	100,000	151,699	1,051,897	20,538,968	21,590,865	-
Commercial	338,484	-	124,825	463,309	184,695,454	185,158,763	124,824
Consumer loans	433,468	18,528	121,934	573,930	29,389,351	29,963,281	121,934
Commercial loans	1,153,498	13,583	1,841	1,168,922	125,121,221	126,290,143	1,840
Total loans	$4,013,569	$1,129,187	$675,320	$5,818,076	$557,069,583	$562,887,659	$438,225

The above amounts include purchased credit impaired loans.  At December 31, 2011, these loans comprised no credits 30-59 Days Past Due; $609,000 of credits 60-89 Days Past Due; no credits Greater Than 90 Days Past Due; $609,000 of Total Past Due credits; $5.6 million of credits Current; and no Loans > 90 Days & Accruing.  At June 30, 2011, these loans comprised $1.8 million of credits 30-59 Days Past Due; $442,000 of credits 60-89 Days Past Due; $153,000 of credits Greater Than 90 Days Past Due; $2.4 million of Total Past Due credits; $4.7 of credits Current; and $0 of Total Loans > 90 Days & Accruing.

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

The tables on the following page present impaired loans as of December 31, 2011, and June 30, 2011.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2011
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,849,689	$2,516,118	$-
Construction real estate	-	-	-
Commercial real estate	1,810,712	2,392,970	-
Consumer loans	247	247	-
Commercial loans	2,019,060	3,140,682	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	797,991	862,573	241,730
Consumer loans	-	-	-
Commercial loans	80,746	100,000	21,915
Total:
Conventional real estate	$1,849,689	$2,516,118	$-
Construction real estate	$-	$-	$-
Commercial real estate	$2,608,703	$3,255,543	$241,730
Consumer loans	$247	$247	$-
Commercial loans	$2,099,806	$3,240,682	$21,915

	June 30, 2011
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	-	-	-
Commercial real estate	1,835,250	3,228,059	-
Consumer loans	-	-	-
Commercial loans	3,228,143	4,728,158	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	2,066,442	2,114,016	598,887
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,901,692	$5,342,075	$598,887
Consumer loans	$-	$-	$-
Commercial loans	$3,228,143	$4,728,158	$-

The above amounts include purchased credit impaired loans.  At December 31, 2011, these loans comprised $5.5 million of impaired loans without a specific valuation allowance; $697,000 of loans with a specific valuation allowance, and $6.2 million of total impaired loans.  At June 30, 2011, these loans comprised $6.6 million of impaired loans without a specific valuation allowance; $582,000 of loans with a specific valuation allowance, and $7.2 million of total impaired loans.

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

When loans and leases are modified into a TDR, the Company evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, and uses the current fair value of the collateral, less selling costs, for collateral dependent loans.  If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

At December 31, 2011, and June 30, 2011, the Company had $2.2 million and $0, respectively, of commercial real estate loans, and $1.2 million and $0, respectively, of commercial loans that were modified in TDRs and impaired.  All loans classified as TDRs at December 31, 2011, and June 30, 2011, were so classified due to interest rate concessions.

Performing loans classified as troubled debt restructurings during the six months ended December 31, 2011, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	Six months ended
	December 31, 2011
	Number of modifications	Recorded Investment
Conventional real estate	-	$-
Construction real estate	-	-
Commercial real estate	9	2,179,346
Consumer loans	-	-
Commercial loans	6	1,195,823
Total	15	$3,375,169

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (beginning July 1, 2011) for identification as troubled debt restructurings (TDRs).  The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35.  The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As of December 31, 2011, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3.4 million, and no allowance for credit losses was associated with those receivables on the basis of a current evaluation of loss, and as a result, there was no financial statement impact resulting from the adoption.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended		For the six-month period ended
	December 31, 2011		December 31, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Conventional Real Estate	$1,703	$79	$1,654	$158
Construction Real Estate	-	-	-	-
Commercial Real Estate	2,445	174	2,866	295
Consumer Loans	-	-	-	-
Commercial Loans	2,008	121	2,514	450
Total Loans	$6,155	$374	$7,034	$903

	For the three-month period ended		For the six-month period ended
	December 31, 2010		December 31, 2010
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Conventional Real Estate	$444	$5	$789	$5
Construction Real Estate	-	-	-	-
Commercial Real Estate	1,975	34	2,446	103
Consumer Loans	-	-	-	-
Commercial Loans	1,182	16	1,868	29
Total Loans	$3,600	$54	$5,103	$137

Interest income on impaired loans recognized on a cash basis in the three- and six-month periods ended December 31, 2011 and 2010, was immaterial.

For the three- and six-month periods ended December 31, 2011, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $249,000 and $635,000, respectively, as compared to $0 for the three- and six-month periods ended December 31, 2010.

The following table presents the Company’s nonaccrual loans at December 31, 2011, and June 30, 2011.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	December 31, 2011	June 30, 2011
Conventional real estate	$108,132	$97,131
Construction real estate	-	-
Commercial real estate	264,072	151,701
Consumer loans	22,414	11,636
Commercial loans	-	2,022
Total loans	$394,618	$262,490

The above amount includes purchased credit impaired loans.  At December 31, 2011, and June 30, 2011, these loans comprised an immaterial amount and $153,000 of nonaccrual loans, respectively.

At December 31, 2011, troubled debt restructuring loans (TDRs) totaled $3.4 million, of which an immaterial amount was considered nonperforming and was included in the nonaccrual loan table above.  The remaining $3.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be an accrual status loan.  In general, these loans were subject to classification as TDRs at December 31, 2011, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2011, the Company had no loans classified as TDRs.  The Company has had no TDRs that were restructured in the prior twelve months that have defaulted.  The Company defines a default as any loan that becomes 90 days or more past due that was restructured in the prior twelve months.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2011.  The amounts of loans at December 31, 2011, are as follows:

Real Estate Loans:
Conventional	$2,516,118
Construction	-
Commercial	2,899,235
Consumer loans	-
Commercial loans	3,239,031
Outstanding balance	$8,654,384
Carrying amount, net of fair value adjustment of $2,454,145	$6,200,239

Accretable yield, or income expected to be collected, is as follows:

Balance at June 30, 2011	$792,942
Additions	-
Accretion	(704,238)
Reclassification from nonaccretable difference	715,840
Disposals	-
Balance at December 31, 2011	$804,544

During the six month periods ended December 31, 2011 and 2010, the Company increased the allowance for loan losses by a charge to the income statement of $42,000, and $0, respectively, as a result of a decrease in expected cash flows for certain loans acquired with deteriorated credit quality.  No allowance for loan losses was reversed for the six-month periods ended December 31, 2011 or 2010.

Note 7:  Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2011	2011

Non-interest bearing accounts	$41,671,523	$32,848,037
NOW accounts	198,660,153	152,474,730
Money market deposit accounts	20,225,801	15,802,312
Savings accounts	91,569,183	94,378,370
Certificates	256,899,561	264,647,368
Total deposit accounts	$609,026,221	$560,150,817

Note 8:  Comprehensive Income

The Company’s comprehensive income for the three- and six-month periods ended December 31, 2011 and 2010, was as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$2,674,440	$5,576,154	$5,524,832	$6,878,746
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	74,330	(1,548,703)	469,252	(1,249,146)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(58,813)	245	(72,843)	267
Tax benefit (expense)	5,741	572,930	(146,672)	462,086
Total other comprehensive income (loss)	21,258	(975,528)	249,737	(786,793)
Comprehensive income	$2,695,698	$4,600,626	$5,774,569	$6,091,953

Note 9:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three- and six-month periods ended December 31, 2011 and 2010.

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$2,674,440	$5,576,154	$5,524,832	$6,878,746
Dividend payable on preferred stock	121,713	127,985	352,111	255,713
Net income available to common shareholders	$2,552,727	$5,448,169	$5,172,721	$6,623,033

Average Common shares – outstanding basic	2,595,073	2,084,102	2,345,498	2,084,104
Stock options under treasury stock method	91,454	42,194	88,800	42,100
Average Common shares – outstanding diluted	2,686,527	2,126,296	2,434,298	2,126,204

Basic earnings per common share	$0.98	$2.61	$2.21	$3.18
Diluted earnings per common share	$0.95	$2.56	$2.12	$3.11

At December 31, 2011 and 2010, no options outstanding had an exercise price exceeding the market price.

Note 10: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2008.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Income taxes
Current	$1,815,252	$461,707	$3,259,459	$989,457
Deferred	(498,145)	2,623,781	(498,145)	2,623,781
Total income tax provision	$1,317,107	$3,085,488	$2,761,314	$3,613,238

The components of net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2011	June 30, 2011
Deferred tax assets:
Provision for losses on loans	$3,096,537	$2,889,770
Accrued compensation and benefits	230,345	168,375
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	164,285	169,005
Unrealized loss on other real estate	20,196	66,952
Total deferred tax assets	3,772,768	3,555,507

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,447,095	1,828,472
Depreciation	506,101	525,096
Prepaid expenses	205,010	174,507
Unrealized gain on available for sale securities	427,935	306,229
Other	276,805	187,820
Total deferred tax liabilities	3,051,558	3,210,736

Net deferred tax asset	$721,210	$344,771

As of December 31, 2011, and June 30, 2011, the Company had approximately $515,000 and $668,000, respectively, of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended December 31,		For the six-month period ended December 31,
	2011	2010	2011	2010
Tax at statutory rate	$1,357,126	$2,944,958	$2,817,290	$3,567,275
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(113,303)	(97,999)	(217,673)	(191,746)
State tax, net of Federal benefit	103,620	263,574	220,275	292,560
Cash surrender value of Bank-owned life insurance	(24,276)	(23,651)	(48,603)	(47,180)
Other, net	(6,060)	(1,395)	(9,974)	(7,670)
Actual provision	$1,317,107	$3,085,488	$2,761,314	$3,613,238

Tax credit benefits in the amount of $73,000 and $146,000, respectively, were recognized in the three- and six-month periods ended December 31, 2011, equal to the amounts recognized in the three- and six-month periods ended December 31, 2010, under the flow-through method of accounting for investments in tax credits.

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

Note 12:  401(k) Retirement Plan

The Company established a tax-qualified ESOP in April 1994. During fiscal 2011, the plan was merged with the Company’s 401(k) Retirement Plan (the Plan).  The Plan covers substantially all employees who are at least 21 years of age and who have completed one year of service.  The Company made a safe harbor non-elective contribution of 3% of eligible compensation for the plan year ended June 30, 2011, and also made additional, discretionary profit-sharing contributions.  For fiscal 2011, the Company recorded retirement plan expenses of $385,000.  For fiscal 2012, the Company has converted the Plan to provide a safe harbor matching contribution of up to 4% of eligible compensation.  Additionally, the Company expects to make additional, discretionary profit-sharing contributions for fiscal 2012.  In the three and six-month periods ended December 31, 2011, retirement plan expenses were approximately $105,000 and $205,000, respectively.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend rate for the quarter ended December 31, 2011, was 2.43425%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the

Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares.  As part of the 2008 TARP transaction, the Company issued a ten-year warrant to Treasury to purchase 114,326 shares of the Company’s common stock at an exercise price of $12.53 per share.  The Company has not repurchased the warrant, which is still held by Treasury.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2011, the Bank conducts its business through its home office located in Poplar Bluff, 16 full service branch facilities in Poplar Bluff (2), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas, and a loan production office located in Little Rock, Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2011, and results of operations for the three- and six-month periods ended December 31, 2011 and 2010.

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

Non-GAAP Disclosures

The following financial measures contain information determined by methods other than in accordance with accounting principles generally accepted in the United States (commonly referred to as GAAP):

•	return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	net interest income excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	average interest rate spread excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	return on average assets excluding the impact of the bargain purchase gain, net of transaction expenses and tax; and
•	return on average common equity excluding the impact of the bargain purchase gain, net of transaction expenses and tax.

These measurers indicate what return on average assets, return on average common equity, net interest income, average interest rate spread, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Acquisition), or what return on average assets and return on average common equity would have been without the impact of the bargain purchase gain, net of transaction expenses and tax, which was recorded as a result of the Acquisition.  Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period.

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

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011

Return on average assets	1.44%	1.53%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	0.34%	0.38%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	1.10%	1.15%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011

Return on average common equity	17.07%	19.27%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	4.19%	5.08%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	12.88%	14.19%

The following table presents reconciliation to GAAP of net interest income excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011
(dollars in thousands)
Net interest income	$7,321	$14,799
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	1,003	2,180
Net interest income - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	$6,318	$12,619

The following table presents reconciliation to GAAP of average interest rate spread excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011

Average interest rate spread	3.90%	4.05%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	0.57%	0.64%
Average interest rate spread - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	3.33%	3.41%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011

Net interest margin	4.12%	4.27%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	0.56%	0.63%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	3.56%	3.64%

The following table presents reconciliation to GAAP of return on average assets excluding the bargain purchase gain, net of transaction expenses and tax:

	Three months ended	Six months ended
	December 31, 2010	December 31, 2010

Return on average assets	3.75%	2.39%
Less: impact of excluding bargain purchase gain, net of transaction expenses and tax	2.76%	1.43%
Return on average assets - excluding bargain purchase gain, net of transaction expenses and tax	0.99%	0.97%

The following table presents reconciliation to GAAP of return on average common equity excluding the bargain purchase gain, net of transaction expenses and tax:

	Three months ended	Six months ended
	December 31, 2010	December 31, 2010

Return on average common equity	58.13%	35.65%
Less: impact of excluding bargain purchase gain, net of transaction expenses and tax	43.75%	22.07%
Return on average common equity - excluding bargain purchase gain, net of transaction expenses and tax	14.38%	13.58%

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

On July 21, 2011, the Company sold $20.0 million in non-cumulative preferred stock to the U.S. Treasury as part of the Small Business Lending Fund (SBLF) program. The SBLF preferred stock qualifies as Tier 1 capital.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the Bank’s level of qualified small business lending.  The dividend rate for the initial dividend period was set at 2.8155%.  The dividend rate for the quarter ended December 31, 2011, was 2.43425%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of qualified small business lending.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in qualified small business lending.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).  The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

As required by the Purchase Agreement, $9.6 million of the proceeds from the sale of the SBLF preferred stock was used to redeem the Company’s preferred stock issued in 2008 to the U.S. Treasury under the Troubled Asset Relief Program (TARP).

On November 22, 2011, the Company announced the closing of its underwritten public offering of 1,150,000 shares of its common stock at a price to the public of $19.00 per share, for aggregate gross proceeds of approximately $21.9 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $19.9 million. The Company expects to use the net proceeds of the offering for general corporate purposes, including the funding of organic loan growth and the purchase of securities by the Bank, the pursuit of strategic acquisition opportunities and the payment of dividends.

During the first six months of fiscal 2012, we grew our balance sheet by $84.4 million. This growth was primarily funded by an increase in deposits and the net additional capital invested in the Company’s common and preferred stock.  Asset growth reflected an $11.2 million increase in available-for-sale investments and an $84.7 million increase in cash and cash equivalents, partially offset by a $13.9 million decrease in net loans receivable.  Deposits increased $48.9 million, and securities sold under agreements to repurchase increased $4.7 million.  The decrease in loan balances was primarily the result of reductions in conventional real estate loans, attributed to elevated prepayments due to refinancing, and commercial loans, including agricultural operating lines which experienced seasonal paydowns during the Company’s second fiscal quarter.  Deposit growth was primarily comprised of NOW accounts, noninterest-bearing transaction accounts, and money market deposit accounts, and was partially offset by declines in certificates of deposit and savings accounts.  Public unit deposits increased $20.4 million during the six month period, due in part to seasonal flows of funds to local governments.

Net income for the first six months of fiscal 2012 decreased 19.7% to $5.5 million, as compared to $6.9 million earned during the same period of the prior year.  After accounting for dividends on preferred stock of $258,000 and a charge of $94,000 for the early redemption of preferred stock issued under the TARP program, net earnings available to common shareholders were $5.2 million in the six-month period ended December 31, 2011, a decrease of 21.9% as compared to the same period of the prior fiscal year.  The decrease in net income compared to the year-ago period was primarily due to the inclusion in the prior period’s results of the bargain purchase gain recorded on the Acquisition.  Diluted net income available to common shareholders was $2.12 per share for the first six months of fiscal 2012, as compared to $3.11 per share for the same period of the prior year.  For the first six months of fiscal 2012, net interest income increased $5.5 million, or 59.5%; noninterest income decreased $6.7 million, or 76.8%; noninterest expense increased $1.1 million, or 16.9%; provision for loan losses decreased $54,000, or 5.9%; and provision for income taxes decreased $852,000, or 23.6%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2012 continued to decline from already historical lows.  Across the yield curve, rates declined from June 30, 2011 through December 31, 2011, with longer-term rates decreasing the most, as the curve flattened somewhat.  Despite this, our average yield on earning assets increased, due to effective rates on acquired loans (see “Results of Operations: Comparison of the three- and six-month periods ended December 31, 2011 and 2010 – Net Interest Income”).  Relative to recent historical norms, the curve remained relatively steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  Those purchases ended in the first calendar quarter of 2010, and an additional, smaller quantitative easing program was initiated later in 2010, along with reinvestment of principal repaid under the original program.  More recently, the Federal Reserve began indicating dates through which it expected to keep short-term rates near zero, first expressing an expectation that tightening would not occur until at least mid-2013, and then extending that through the end of 2014.  It also announced that it would attempt to lower long-term rates by selling some of its short term securities holdings and purchasing securities with longer maturities.  In this rate environment, our net interest margin was improved when comparing the first six months of fiscal 2012 to the same period of the prior year; however, much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest earning assets.  The Company does not expect the full improvement in margin to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads.  Our net interest margin would have improved exclusive of the Acquisition, as declining loan and investment securities rates were more than offset by a lower cost of funds, as deposit account rates decreased further and fixed-rate FHLB advances matured and were replaced with deposit funding at a lower cost.  These improvements in our net interest margin were partially offset by an increase in the average balance of cash and cash equivalents.  Aside from the Acquisition, the Company’s strong deposit growth was attributed in large part to the rewards checking product which has been offered at above-market rates, as we took advantage of the favorable rate environment to build market share. Compared to the year ago period, net interest income increased $5.5 million, or 59.5%, during the first six months of fiscal 2012, attributable to improvement in our net interest rate spread and growth in interest-earning assets.  The Acquisition contributed to both.

The Company’s net income is also affected by the level of its noninterest income and operating expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Operating expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the six-month period ended December 31, 2011, noninterest income decreased $6.7 million, or 76.8%, as compared to the same period of the prior year, due primarily to the bargain purchase gain recorded in the year-ago period as a result of the Acquisition.  Noninterest expense increased $1.1 million, or

16.9%, during the first six months of fiscal 2012, compared to the same period of the prior year, due primarily to higher expenses for compensation and benefits, advertising, bank card network fees, postage and office supplies, amortization of intangible assets, occupancy, and miscellaneous expenses, partially offset by declines in legal and professional fees, and deposit insurance premium assessments.

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

We expect to, over time, redeploy recent increases in cash balances, and to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities.  The primary funding for this asset growth is expected to come from existing cash and cash equivalents, retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit.  We intend to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships.  We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at December 31, 2011, and June 30, 2011

The Company’s total assets increased by $84.4 million, or 12.3%, to $772.6 million at December 31, 2011, as compared to $688.2 million at June 30, 2011.  Balance sheet growth was funded by growth in deposits and the net additional capital invested in the Company’s common and preferred stock, and resulted in larger cash holdings, while also funding an increase in available-for-sale investments.  Also contributing to higher cash holdings was a decrease in net loans outstanding.  Loans, net of the allowance for loan losses, decreased $13.9 million, or 2.5%, to $542.7 million at December 31, 2011, as compared to $556.6 million at June 30, 2011.  Available-for-sale investment balances increased by $11.2 million, or 17.7%, to $74.5 million at December 31, 2011, as compared to $63.3 million at June 30, 2011.  Cash and cash equivalents increased $84.7 million, or 249.9%, to $118.6 million at December 31, 2011 as compared to $33.9 million at June 30, 2011.

During the first six months of fiscal 2012, deposit growth totaled $48.9 million, or 8.7%, bringing deposit balances to $609.0 million at December 31, 2011, as compared to $560.2 million at June 30, 2011.  This growth was primarily in NOW accounts, noninterest bearing transaction accounts, and money market deposit accounts, partially offset by declines in certificates of deposit and savings accounts.

Total stockholders’ equity increased $35.4 million, or 63.6%, to $91.2 million at December 31, 2011, as compared to $55.7 million at June 30, 2011.  The increase was due primarily to the additional capital invested in the Company’s preferred stock issued under the SBLF program, net of the redemption of preferred stock issued under the TARP program, net proceeds from the common stock offering, retention of net income, and an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2011 and 2010

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2011 and 2010.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended December 31, 2011			Three-month period ended December 31, 2010
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$405,224,459	$6,884,326	6.80	$330,483,719	$5,041,212	6.10
Other loans (1)	154,700,204	2,373,252	6.14	128,637,948	1,791,122	5.57
Total net loans	559,924,663	9,257,578	6.61	459,121,667	6,832,334	5.95
Mortgage-backed securities	20,217,687	244,822	4.84	30,108,813	356,998	4.74
Investment securities (2)	49,862,326	389,006	3.12	38,134,917	315,935	3.31
Other interest earning assets	80,800,227	51,888	0.26	42,824,862	34,063	0.32
Total interest earning assets (1)	710,804,903	9,943,294	5.60	570,190,259	7,539,330	5.29
Other noninterest earning assets (3)	30,800,962	-		24,080,840	-
Total assets	$741,605,865	$9,943,294		$594,271,099	$7,539,330

Interest bearing liabilities:
Savings accounts	93,745,723	186,129	0.79	$87,109,233	$256,061	1.18
NOW accounts	178,981,238	864,836	1.93	118,515,517	786,991	2.66
Money market deposit accounts	18,919,788	43,280	0.92	8,500,045	27,758	1.31
Certificates of deposit	258,973,329	1,068,955	1.65	219,848,452	1,181,950	2.15
Total interest bearing deposits	550,620,078	2,163,200	1.57	433,973,247	2,252,760	2.08
Borrowings:
Securities sold under agreements to repurchase	27,087,057	59,342	0.88	34,169,531	71,252	0.83
FHLB advances	33,500,000	339,391	4.05	37,955,958	395,695	4.17
Subordinated debt	7,217,000	59,719	3.31	7,217,000	56,099	3.11
Total interest bearing liabilities	618,424,135	2,621,652	1.70	513,315,736	2,775,806	2.16
Noninterest bearing demand deposits	41,381,556	-		33,087,181	-
Other noninterest bearing liabilities	1,996,130	-		946,715	-
Total liabilities	661,801,821	2,621,652		547,349,632	2,775,806
Stockholders’ equity	79,804,044	-		46,921,467	-
Total liabilities and stockholders' equity	$741,605,865	$2,621,652		$594,271,099	$2,775,806

Net interest income		$7,321,642			$4,763,524

Interest rate spread (4)			3.90			3.13
Net interest margin (5)			4.12			3.34

Ratio of average interest-earning assets to average interest-bearing liabilities	114.94%			111.08%

(1)          Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)          Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.2 million and $8.2 million, respectively, for the three-month period ended December 31, 2011, as compared to $7.5 million and $7.9 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended December 31, 2011			Six-month period ended December 31, 2010
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	405,748,903	$13,815,919	6.81	$319,949,474	$9,830,820	6.15
Other loans (1)	157,196,670	4,996,783	6.36	126,958,240	3,560,520	5.61
Total net loans	562,945,573	18,812,702	6.68	446,907,714	13,391,340	5.99
Mortgage-backed securities	21,368,250	521,389	4.88	30,991,036	746,719	4.82
Investment securities (2)	47,060,923	742,183	3.15	37,456,267	634,227	3.39
Other interest earning assets	62,540,464	80,922	0.26	34,459,425	61,873	0.36
Total interest earning assets (1)	693,915,209	20,157,196	5.81	549,814,442	14,834,159	5.40
Other noninterest earning assets (3)	29,328,153	-		24,918,841	-
Total assets	$723,243,362	$20,157,196		$574,733,283	$14,834,159

Interest bearing liabilities:
Savings accounts	$94,599,349	$435,682	0.92	$87,190,690	$531,406	1.22
NOW accounts	167,476,967	1,704,693	2.04	112,677,610	1,496,631	2.66
Money market deposit accounts	17,212,449	89,614	1.04	7,530,270	50,742	1.35
Certificates of deposit	262,045,952	2,216,195	1.69	209,333,159	2,339,544	2.24
Total interest bearing deposits	541,334,717	4,446,184	1.64	416,731,729	4,418,323	2.12
Borrowings:
Securities sold under agreements to repurchase	26,438,344	119,043	0.90	31,769,165	134,672	0.85
FHLB advances	33,500,000	678,782	4.05	40,727,979	886,630	4.35
Subordinated debt	7,217,000	113,767	3.15	7,217,000	116,065	3.22
Total interest bearing liabilities	608,490,061	5,357,776	1.76	496,445,873	5,555,690	2.24
Noninterest bearing demand deposits	39,174,607	-		30,761,274	-
Other noninterest bearing liabilities	3,205,905	-		943,898	-
Total liabilities	650,870,573	5,357,776		528,151,045	5,555,690
Stockholders’ equity	72,372,789	-		46,582,238	-
Total liabilities and stockholders' equity	$723,243,362	$5,357,776		$574,733,283	$5,555,690

Net interest income		$14,799,420			$9,278,469

Interest rate spread (4)			4.05			3.16
Net interest margin (5)			4.27			3.38

Ratio of average interest-earning assets to average interest-bearing liabilities	114.04%			110.75%

(1)          Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)          Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $8.7 million and $8.2 million, respectively, for the six-month period ended December 31, 2011, as compared to $7.6 million and $7.9 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six-month periods ended December 31, 2011.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2011 Compared to three-month period ended December 31, 2010, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earnings assets:
Loans receivable (1)	$758	$1,499	$168	$2,425
Mortgage-backed securities	8	(117)	(3)	(112)
Investment securities (2)	(121)	81	113	73
Other interest-earning deposits	(9)	25	2	18
Total net change in income on
interest-earning assets	636	1,488	280	2,404

Interest-bearing liabilities:
Deposits	(543)	715	(262)	(90)
Securities sold under
agreements to repurchase	4	(11)	(5)	(12)
Subordinated debt	(1)	-	5	4
FHLB advances	(31)	(79)	53	(57)
Total net change in expense on
interest-bearing liabilities	(571)	625	(209)	(155)
Net change in net interest income	$1,207	$863	$489	$2,559

	Six-month period ended December 31, 2011 Compared to six-month period ended December 31, 2010, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earnings assets:
Loans receivable (1)	$1,542	$3,475	$405	$5,422
Mortgage-backed securities	9	(232)	(3)	(226)
Investment securities (2)	(242)	163	187	108
Other interest-earning deposits	(17)	51	(15)	19
Total net change in income on
interest-earning assets	1,292	3,457	574	5,323

Interest-bearing liabilities:
Deposits	(1,085)	1,431	(318)	28
Securities sold under
agreements to repurchase	8	(23)	(1)	(16)
Subordinated debt	(3)	-	1	(2)
FHLB advances	(61)	(157)	10	(208)
Total net change in expense on
interest-bearing liabilities	(1,141)	1,251	(308)	(198)
Net change in net interest income	$2,433	$2,206	$882	$5,521

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2011 and 2010

General.  Net income for the three-month period ended December 31, 2011, was $2.7 million, a decrease of $2.9 million, or 52.0%, as compared to the $5.6 million in net income earned in the same period of the prior fiscal year.  After preferred dividends of $122,000 paid in the three-month period ended December 31, 2011, net income available to common shareholders was $2.6 million, a decrease of $2.9 million, or 53.1%, as compared to the $5.4 million in net income available to common shareholders in the same period of the prior fiscal year.  For the three-month period ended December 31, 2011, basic and diluted net income per share available to common shareholders was $0.98 and $0.95, respectively, decreases of $1.63, or 62.5%, and $1.61, or 62.9%, respectively, as compared to the same period of the prior year.  Our annualized return on average assets for the three-month period ended  December 31, 2011, was 1.44%, as compared to 3.75% for the same period of the prior fiscal year.  For the three-month period ended December 31, 2011, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 1.10%.  For the three-month period ended December 31, 2010, return on average assets excluding bargain purchase gain, net of transaction expenses and tax was 0.99%. Our return on average common stockholders’ equity for the three-month period ended December 31, 2011, was 17.1%, as compared to 58.1% in the same period of the prior fiscal year.  For the three-month period ended December 31, 2011, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 12.9%.  For the three-month period ended December 31, 2010, return on average common stockholders’ equity excluding bargain purchase gain, net of transaction expenses and tax was 14.4%.

For the six-month period ended December 31, 2011, net income was $5.5 million, a decrease of $1.4 million, or 19.7%, as compared to the $6.9 million in net income earned in the same period of the prior fiscal year.  After preferred dividends paid of $258,000 and a $94,000 charge for the early redemption of preferred stock issued at a discount in the six-month period ended December 31, 2011, net income available to common shareholders was $5.2 million, a decrease of $1.5 million, or 21.9%, as compared to the $6.6 million in net income available to common shareholders in the same period of the prior fiscal year.  For the six-month period ended December 31, 2011, basic and diluted net income per share available to common shareholders was $2.21and $2.12, respectively, decreases of $0.97, or 30.5%, and $0.99, or 31.8%, respectively, as compared to the same period of the prior year.  Our annualized return on average assets for the six-month period ended December 31, 2011, was 1.53%, as compared to 2.39% for the same period of the prior fiscal year.  For the six-month period ended December 31, 2011, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 1.15%. For the six-month period ended December 31, 2010, return on average assets excluding bargain purchase gain, net of transaction expenses and tax was 0.97%.  Our return on average common stockholders’ equity for the six-month period ended December 31, 2011, was 19.3%, as compared to 35.6% in the same period of the prior fiscal year.  For the six-month period ended December 31, 2011, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 14.2%.  For the six-month period ended December 31, 2010, return on average common stockholders’ equity excluding bargain purchase gain, net of transaction expenses and tax was 13.6%.

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2011, was $7.3 million and $14.8 million, respectively, increases of $2.6 million, or 53.7%, and $5.5 million, or 59.5%, respectively, as compared to the same periods of the prior fiscal year.  For the three-and six-month periods ended December 31, 2011, net interest income excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $6.3 million and $12.6 million, respectively.  Our average interest rate spread for the three- and six month periods ended December 31, 2011, was 3.90% and 4.05%, respectively, as compared to 3.13% and 3.16%, respectively, for the same period of the prior fiscal year.  Average interest rate spread excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.33% and 3.41%, respectively, for the three- and six-month periods ended December 31, 2011.  For the three- and six-month periods ended December 31, 2011, the 77 and 89 basis point increases, respectively, in the net interest rate spread, compared to the same periods a year ago, resulted from 31 and 41 basis point increases, respectively, in the average yield on interest-earning assets, combined with 46 and 48 basis point decreases, respectively, in the average cost of interest-bearing liabilities. Much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest-earning assets.  The Company does not expect the full improvement in net interest rate spread to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads.  The Company does, however expect to redeploy cash, over time, into loans and investments at higher yields. Additionally, our growth initiatives, including the Acquisition, resulted in 24.7% and 26.2% increases, respectively, in the average balance of interest-earning assets (and 20.5% and 22.6% increases, respectively, in the average balance of interest-bearing liabilities) for the three- and six-month periods ended December 31, 2011, as compared to the same periods of the prior fiscal year.  Our net interest margin for the three- and six-month periods ended December 31, 2011, determined by dividing annualized net interest income by total average interest-earning assets, was 4.12% and 4.27%, respectively, as compared to 3.34% and 3.38%, respectively, in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.56% and 3.64%, respectively, for the three- and six-month periods ended December 31, 2011.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2011, was $9.9 million and $20.2 million, respectively, increases of $2.4 million, or 31.9%, and $5.3 million, or 35.9%, respectively, as compared to the amounts earned in the same periods of the prior fiscal year. The improvements were due to increases of $140.6 million, or 24.7%, and $144.1 million, or 26.2%, respectively, in the average balance of interest-earning assets for the three- and six-month periods ended December 31, 2011, as compared to the same periods of the prior fiscal year, combined with 31 and 41 basis point increases, respectively, in the average interest rate earned.  For the three- and six-month periods ended December 31, 2011, the average interest rate on interest-earning assets was 5.60% and 5.81%, respectively, as compared to 5.29% and 5.40%, respectively, for the same periods of the prior fiscal year. The improvements were attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest-earning assets.

Interest Expense.  Total interest expense for the three- and six-month periods ended December 31, 2011, was $2.6 million and $5.4 million, respectively, decreases of $154,000, or 5.6%, and $198,000, or 3.6%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were due to the 46 and 48 basis point decreases, respectively, in the average cost of interest-bearing liabilities, partially offset by increases of $105.1 million, or 20.5%, and $112.0 million, or 22.6%, respectively, in the average balance of those liabilities during the three- and six-month periods ended December 31, 2011, as compared to the same periods of the prior fiscal year.  For the three- and six-month periods ended December 31, 2011, the average interest rate on interest-bearing liabilities was 1.70% and 1.76%, respectively, as compared to 2.16% and 2.24%, respectively, for the same periods of the prior fiscal year.  The decreases were attributed to a declining cost of funds as a result of lower market rates, as well as a decrease in the average balance of higher-cost FHLB advances.

Provisions for Loan Losses.  Provisions for loan losses for the three- and six-month periods ended December 31, 2011, were $345,000 and $862,000, respectively, as compared to $274,000 and $916,000, respectively, for the same periods of the prior fiscal year.  The relative stability in provisioning was attributed to steady credit quality and net charge offs.  In fiscal years 2011 and 2010, provisions totaled 47and 23 basis points, respectively, as a percentage of average gross loans outstanding, as compared to net charge offs of nine and ten basis points, respectively, in those fiscal years.  By comparison, annualized provisions in the three- and six-month periods ended December 31, 2011, were 25 and 31 basis points, respectively, while annualized net charge offs were four and nine basis points, respectively.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- and six-month periods ended December 31, 2011, was $899,000 and $2.0 million, respectively, decreases of $7.0 million, or 88.6%, and $6.7 million, or 76.8%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were attributed primarily to the inclusion in the prior periods’ results of the bargain purchase gain recorded on the Acquisition; other components of noninterest income included an increase in bank card transaction fees and gains on sales of loans, partially offset by a decrease in deposit account charges and related fees.  Noninterest income for the six-month period ended December 31, 2011, includes $181,000 recovered on a legal claim acquired from the former First Southern Bank. The Company notes that regulation of interchange income by the Federal Reserve under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act could significantly reduce the amount of income realized from bank card transactions.  Although the Company’s asset size shielded it from direct regulation of interchange income pricing, it remains to be seen how changes in the market may impact the Company’s revenues.

Noninterest Expense.  Noninterest expense for the three- and six-month periods ended December 31, 2011, was $3.9 million and $7.7 million, respectively, increases of $189,000, or 5.1%, and $1.1 million, or 16.9%, respectively, as compared to the same periods of the prior fiscal year.  The increases were attributed to higher compensation and benefit expenses, advertising expenses, bank card network fees, charges to amortize intangible assets, and postage and office supplies, and were partially offset by declines in legal and professional fees and deposit insurance premium assessments.  For both the three- and six-month periods, higher expenses for compensation and benefits, advertising, postage and office supplies, bank card network fees, and amortization of intangible assets, were attributable, at least in part, to the Acquisition.  The decline in legal and professional fees was attributed to the inclusion in the prior period’s results of charges related to the Acquisition, with no comparable charges in the current period.  Lower deposit insurance premiums resulted from a change in the assessment base employed by the FDIC in the calculation of the premium, from deposits to total assets net of tangible equity.  For the three- and six-month periods ended December 31, 2011, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 47.2% and 45.6%, respectively, as compared to 29.3% and 36.5%, respectively, for the same periods of the prior fiscal year.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three- and six-month periods ended December 31, 2011, were $1.3 million and $2.8 million, respectively, decreases of $1.8 million and $852,000, respectively, as compared to provisions for the same periods of the prior fiscal year.  The effective tax rate for the three- and six-month periods ended December 31, 2011, was 33.0% and 33.3%, respectively, as compared to 35.6% and 34.4%, respectively, for the same periods of the prior fiscal year.  The decreases in both the amount of the provision and the effective tax rate were attributed primarily to higher pre-tax income in the prior year periods, the result of the bargain purchase gain recorded as a result of the Acquisition.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the six-month periods ended December 31, 2011 and 2010:

	Six months ended
	December 31,
	2011	2010
Balance, beginning of period	$6,438,451	$4,508,611
Loans charged off:
Residential real estate	(91,370)	(54,407)
Construction	-	-
Commercial business	(33,625)	(200)
Commercial real estate	(24,824)	(59,955)
Consumer	(127,766)	(21,077)
Gross charged off loans	(277,585)	(135,639)
Recoveries of loans previously charged off:
Residential real estate	6,551	1,835
Construction	460	-
Commercial business	9,024	3,974
Commercial real estate	430	770
Consumer	7,143	4,064
Gross recoveries of charged off loans	23,608	10,644
Net charge offs	(253,977)	(124,996)
Provision charged to expense	862,116	916,209
Balance, end of period	$7,046,590	$5,299,824

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $608,000 to $7.0 million at December 31, 2011, from $6.4 million at June 30, 2011.  The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at December 31, 2011.

At December 31, 2011, the Company had $6.6 million, or 1.21% of total  loans, adversely classified ($6.6 million classified “substandard”; an immaterial amount classified “doubtful”; and none classified “loss”), as compared to $8.5 million, or 1.52% of total loans, adversely classified ($8.5 million classified “substandard”; $87,000 classified “doubtful”; and none classified “loss”) at June 30, 2011, and $8.5 million, or 1.57% of total loans, adversely classified ($8.4 million classified “substandard”; $91,000 classified “doubtful”; and none classified “loss”) at December 31, 2010.  Classified loans were generally comprised of loans secured by commercial real estate, agricultural real estate, or commercial inventory and equipment.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $394,000 at December 31, 2011.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

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

The following table sets forth the Company’s historical net charge offs as of December 31, 2011, and June 30, 2011:

	December 31, 2011	June 30, 2011
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Conventional	0.09%	0.07%
Construction	-	-
Commercial	0.18	0.13
Consumer loans	1.19	0.23
Commercial loans	0.10	0.08

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At December 31, 2011, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

	Qualitative factor	Qualitative factor
	applied at	applied at
	December 31, 2011	June 30, 2011
Real estate loans:
Conventional	0.90%	0.88%
Construction	1.00	1.00
Commercial	1.25	1.27
Consumer loans	1.18	1.53
Commercial loans	1.43	1.38

At December 31, 2011, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.5 million, as compared to $5.4 million at June 30, 2011.  The general increase in qualitative factors was attributable primarily to changes in lending staff and a more negative national economic outlook.

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

	December 31, 2011	June 30, 2011	December 31, 2010
Nonaccruing loans:
Residential real estate	$108,132	$97,131	$96,277
Commercial real estate	264,072	151,701	-
Consumer	22,168	11,636	5,878
Commercial business	-	2,022	5,690
Total	$394,371	$262,490	$107,845

Loans 90 days past due
accruing interest:
Residential real estate	$-	$189,627	$117,435
Commercial real estate	-	124,824	124,226
Consumer	12,547	121,934	28,441
Commercial business	-	1,840	-
Total	$12,547	$438,225	$270,102

Total nonperforming loans	$406,918	$700,715	$377,947

Nonperforming investments	$125,000	$125,000	$125,000
Foreclosed assets held for sale:
Real estate owned	1,268,124	1,515,390	1,176,584
Other nonperforming assets	42,416	33,964	77,751
Total nonperforming assets	$1,842,458	$2,375,069	$1,757,282

At December 31, 2011, troubled debt restructurings (TDRs) totaled $3.4 million, of which an immaterial amount was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at December 31, 2011, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2011, the Company had no loans classified as TDRs.

At December 31, 2011, nonperforming assets totaled $1.8 million, down from $2.4 million at June 30, 2011, and up from the $1.8 million at December 31, 2010.  The decrease in nonperforming assets from fiscal year end was attributed primarily to a reduced level of foreclosed real estate owned, and liquidation of past due loans obtained in the Acquisition.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At December 31, 2011, the Company had outstanding commitments and approvals to fund approximately $93.2 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At December 31, 2011, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $181.0 million, of which $33.5 million had been advanced (additionally, letters of credit totaling $22.4 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $309.3 million, subject to available collateral.  Also, at December 31, 2011, the Bank had pledged a total of $77.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $52.2 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Furthermore, the Company and Bank’s regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of December 31, 2011, that the Company and Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$102,369	19.98%	$40,995	8.00%		N/A
Southern Bank	79,642	15.54%	40,994	8.00%	$51,242	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	95,950	18.72%	20,497	4.00%		N/A
Southern Bank	73,223	14.29%	20,497	4.00%	30,745	6.00%
Tier I Capital (to Average Assets)
Consolidated	95,950	12.97%	29,598	4.00%		N/A
Southern Bank	73,223	9.90%	29,585	4.00%	36,982	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$65,528	12.40%	$42,290	8.00%		N/A
Southern Bank	66,161	12.52%	42,276	8.00%	$52,845	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	59,090	11.18%	21,145	4.00%		N/A
Southern Bank	59,551	11.27%	21,138	4.00%	31,707	6.00%
Tier I Capital (to Average Assets)
Consolidated	59,090	8.60%	27,492	4.00%		N/A
Southern Bank	59,551	8.66%	27,518	4.00%	34,397	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first six months of fiscal year 2012, fixed rate 1- to 4-family residential loan production totaled $8.8 million, as compared to $7.0 million during the same period of the prior year. At December 31, 2011, the fixed rate residential loan portfolio was $111.5 million with a weighted average maturity of 174 months, as compared to $123.7 million at December 31, 2010, with a weighted average maturity of 172 months.  The Company originated $5.9 million in adjustable-rate residential loans during the six-month period ended December 31, 2011, as compared to $11.1 million during the same period of the prior year.  At December 31, 2011, fixed rate loans with remaining maturities in excess of 10 years totaled $79.8 million, or 14.7% of net loans receivable, as compared to $82.7 million, or 14.8% of net loans receivable at December 31, 2010.  The Company originated $21.2 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2011, as compared to $35.8 million during the same period of the prior year.  At December 31, 2011, the fixed rate commercial and commercial real estate loan portfolio was $202.1 million with a weighted average maturity of 35 months, compared to $204.2 million at December 31, 2010, with a weighted average maturity of 30 months.  The Company originated $24.1 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2011, as compared to $27.2 million during the same period of the prior year.  At December 31, 2011, adjustable-rate home equity lines of credit totaled $15.7 million, as compared to $13.8 million at December 31, 2010.  At December 31, 2011, the Company’s investment portfolio had an expected weighted-average life of 2.8 years, compared to 3.8 years at December 31, 2010.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2011, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$109,868	$20,270	23%	13.97%	2.76%
+200	105,610	16,012	18%	13.38%	2.16%
+100	99,176	9,578	11%	12.49%	1.28%
NC	89,598	-	-	11.21%	-
-100	89,308	(290)	0%	11.11%	-0.11%
-200	93,608	4,010	4%	11.56%	0.35%
-300	98,544	8,946	10%	12.09%	0.88%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2011 thru 10/31/2011	-	-	-	-
11/1/2011 thru 11/30/2011	-	-	-	-
12/1/2011 thru 12/31/2011	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  (Removed and Reserved.)

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	3	(a)	Articles of Incorporation of the Registrant+
	3	(b)	Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A++
	3	(c)	Bylaws of the Registrant+++
	4		Form of Stock Certificate of Southern Missouri Bancorp++++
	10		Material Contracts
		(a)	Registrant’s 2008 Equity Incentive Plan+++++
		(b)	Registrant’s 2003 Stock Option and Incentive Plan++++++
		(c)	Registrant’s 1994Stock Option and Incentive Plan+++++++
		(d)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++
		(e)	Employment Agreements
(i) Greg A. Steffens*
		(f)	Director’s Retirement Agreements
(i) Samuel H. Smith**
(ii) Sammy A. Schalk***

		(iii)	Ronnie D. Black***
		(iv)	L. Douglas Bagby***
		(v)	Rebecca McLane Brooks****
		(vi)	Charles R. Love****
		(vii)	Charles R. Moffitt****
		(viii)	Dennis Robison*****
		(ix)	David Tooley
	(g)	Tax Sharing Agreement***
31		Rule 13a-14(a) Certification
32		Section 1350 Certification
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 14, 2012	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)