Form 10-Q
period 2012-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2012-05-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2012
Common Stock, Par Value $.01	3,250,476

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012, AND JUNE 30, 2011

	March 31, 2012	June 30, 2011
	(unaudited)
Cash and cash equivalents	$86,923,644	$33,895,706
Interest-bearing time deposits	1,372,000	792,000
Available for sale securities	73,593,003	63,327,201
Stock in FHLB of Des Moines	2,052,200	2,369,200
Stock in Federal Reserve Bank of St. Louis	1,001,050	718,750
Loans receivable, net of allowance for loan losses of $7,258,712 and $6,438,451 at March 31, 2012, and June 30, 2011, respectively	546,226,461	556,576,055
Accrued interest receivable	2,941,918	3,799,935
Premises and equipment, net	11,322,794	8,057,529
Bank owned life insurance – cash surrender value	15,828,599	8,114,469
Intangible assets, net	1,561,840	1,874,689
Prepaid expenses and other assets	8,354,625	8,674,848
Total assets	$751,178,134	$688,200,382

Deposits	$599,298,621	$560,150,817
Securities sold under agreements to repurchase	26,516,711	25,230,051
Advances from FHLB of Des Moines	24,500,000	33,500,000
Accounts payable and other liabilities	313,718	5,536,062
Accrued interest payable	702,096	834,344
Subordinated debt	7,217,000	7,217,000
Total liabilities	658,548,146	632,468,274

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 and 9,550 shares issued and outstanding at March 31, 2012, and June 30, 2011, respectively	20,000,000	9,455,635
Common stock, $.01 par value; 4,000,000 shares authorized; 3,252,706 and 2,957,256 shares issued at March 31, 2012, and June 30, 2011, respectively	32,527	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,470,035	16,274,545
Retained earnings	49,408,068	43,014,191
Treasury stock of 2,730 and 858,250 shares at March 31, 2012, and June 30, 2011, at cost	(32,215)	(13,754,245)
Accumulated other comprehensive income	574,783	535,620
Total stockholders’ equity	92,629,988	55,732,108

Total liabilities and stockholders’ equity	$751,178,134	$688,200,382

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
INTEREST INCOME:
Loans	$9,077,557	$9,626,619	$27,890,260	$23,017,959
Investment securities	379,900	320,730	1,122,083	954,957
Mortgage-backed securities	224,338	324,188	745,727	1,070,907
Other interest-earning assets	73,414	24,525	154,336	86,398
Total interest income	9,755,209	10,296,062	29,912,406	25,130,221
INTEREST EXPENSE:
Deposits	2,011,104	2,455,785	6,457,288	6,874,108
Securities sold under agreements to repurchase	64,958	60,536	184,002	195,208
Advances from FHLB of Des Moines	310,193	332,012	988,975	1,218,642
Subordinated debt	59,593	55,085	173,360	171,150
Total interest expense	2,445,848	2,903,418	7,803,625	8,459,108
NET INTEREST INCOME	7,309,361	7,392,644	22,108,781	16,671,113
PROVISION FOR LOAN LOSSES	215,338	1,195,891	1,077,454	2,112,100
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,094,023	6,196,753	21,031,327	14,559,013
NONINTEREST INCOME:
Deposit account charges and related fees	379,825	393,970	1,128,017	1,182,950
Bank credit transaction fees	278,595	221,990	805,977	633,485
Loan late charges	53,560	44,567	169,993	160,518
Other loan fees	22,593	46,246	121,901	155,125
Net realized gains on sale of loans	89,834	34,527	232,866	85,693
Bargain purchase gain on acquisitions	-	-	-	6,996,750
Earnings on Bank owned life insurance	71,179	68,805	214,130	207,571
Other income	58,933	40,196	297,211	114,550
Total noninterest income	954,519	850,301	2,970,095	9,536,642
NONINTEREST EXPENSE:
Compensation and benefits	2,418,341	2,281,737	6,944,735	5,803,040
Occupancy and equipment, net	679,075	518,884	1,880,776	1,681,825
Deposit insurance premiums	94,126	164,542	277,261	467,599
Legal and professional fees	145,362	82,385	338,436	406,584
Advertising	89,403	74,698	256,621	174,504
Postage and office supplies	115,941	96,789	348,819	265,340
Intangible amortization	104,283	104,283	312,849	250,353
Bank card network fees	136,041	104,309	398,859	302,410
Other operating expense	1,083,821	640,864	1,774,771	1,273,453
Total noninterest expense	4,866,393	4,068,491	12,533,127	10,625,108
INCOME BEFORE INCOME TAXES	3,182,149	2,978,563	11,468,295	13,470,547
INCOME TAXES	1,006,107	1,000,571	3,767,421	4,613,809
NET INCOME	$2,176,042	$1,977,992	$7,700,874	$8,856,738
Less: effective dividend on preferred shares	50,000	128,011	402,111	383,724
Net income available to common shareholders	$2,126,042	$1,849,981	$7,298,763	$8,473,014

Basic earnings per common share	$0.65	$0.88	$2.76	$4.06
Diluted earnings per common share	$0.64	$0.86	$2.67	$3.93
Dividends per common share	$0.12	$0.12	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$2,176,042	$1,977,992	$7,700,874	$8,856,738
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(334,212)	229,641	135,040	(1,019,506)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(33)	(277)	(72,876)	(10)
Tax benefit (expense)	123,671	(84,865)	(23,001)	377,221
Total other comprehensive income (loss)	(210,574)	144,499	39,163	(642,295)
Comprehensive income	$1,965,468	$2,122,491	$7,740,037	$8,214,443

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Nine months ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$7,700,874	$8,856,738
Items not requiring (providing) cash:
Depreciation	682,285	535,309
MRP and SOP expense	17,687	53,352
(Gain) loss on sale of foreclosed assets	(124,089)	51,900
Amortization of intangible assets	312,849	250,353
Increase in cash surrender value of bank owned life insurance	(214,130)	(207,571)
Provision for loan losses	1,077,454	2,112,100
Net amortization of premiums and discounts on securities	243,518	214,499
Bargain purchase gain on acquisition	-	(6,996,750)
Deferred income taxes	(1,146,145)	3,012,402
Changes in:
Accrued interest receivable	858,017	585,276
Prepaid expenses and other assets	565,825	488,921
Accounts payable and other liabilities	(4,109,200)	3,148,316
Accrued interest payable	(132,248)	(29,422)
Net cash provided by operating activities	5,742,697	11,915,423

Cash flows from investing activities:
Net decrease (increase) in loans	9,149,712	(20,438,842)
Net cash received in acquisitions	-	38,249,088
Net (increase) decrease in interest-bearing deposits	(580,000)	297,000
Proceeds from maturities of available for sale securities	29,425,788	21,223,397
Net redemptions of Federal Home Loan Bank stock	317,000	444,900
Net purchases of Federal Reserve Bank of St. Louis stock	(282,300)	(135,650)
Purchases of available-for-sale securities	(39,872,944)	(18,915,545)
Purchases of premises and equipment	(3,947,550)	(853,696)
Purchases of bank owned life insurance	(7,500,000)	-
Investments in state & federal tax credits	(686,109)	(2,475,412)
Proceeds from sale of foreclosed assets	687,024	176,699
Net cash provided by (used in) investing activities	(13,289,379)	17,571,939

Cash flows from financing activities:
Proceeds from issuance of preferred stock	19,973,208	-
Redemption of preferred stock	(9,550,000)	-
Proceeds from issuance of common stock	19,914,349	-
Net increase in demand deposits and savings accounts	58,584,161	56,566,359
Net decrease in certificates of deposits	(19,436,357)	(33,829,909)
Net increase (decrease) in securities sold under agreements to repurchase	1,286,660	(4,385,977)
Repayments of Federal Home Loan Bank advances	(9,000,000)	(27,206,803)
Dividends paid on preferred stock	(318,760)	(358,125)
Dividends paid on common stock	(893,871)	(752,871)
Exercise of stock options	15,230	67,500
Net cash provided by (used in) financing activities	60,574,620	(9,899,826)

Increase in cash and cash equivalents	53,027,938	19,587,536
Cash and cash equivalents at beginning of period	33,895,706	33,383,278

Cash and cash equivalents at end of period	$86,923,644	$52,970,814

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$549,502	$540,332
Conversion of foreclosed real estate to loans	565,550	616,882
Conversion of loans to repossessed assets	138,476	149,715
Cash paid during the period for:
Interest (net of interest credited)	$2,367,008	$2,463,519
Income taxes	5,601,570	1,049,101

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and nine-month periods ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2011, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $84,237,000 and $30,690,000 at March 31, 2012, and June 30, 2011, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, the Federal Home Loan Bank of Des Moines, and the Federal Home Loan Bank of Dallas.

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

Intangible Assets. The Company’s gross amount of intangible assets was $4.8 million at both March 31, 2012, and June 30, 2011, with accumulated amortization of $3.2 million and $2.9 million, respectively. The Company’s intangible assets are being amortized over periods ranging from five to fifteen years, with amortization expense expected to be approximately $417,000 per year over the next three fiscal years.

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

The following paragraphs summarize the impact of new accounting pronouncements:

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  The ASU requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement.  The scope of the ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements.   The ASU is effective for annual and interim reporting periods beginning January 1, 2013.  The Company is evaluating the ASU, but does not anticipate that it will have a material impact on the Company’s financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05 to amend FASB ASC Topic 220, Comprehensive Income:  Presentation of Comprehensive Income.  The purpose of the update is to improve the comparability, consistency and transparency of financial reporting related to other comprehensive income.  It eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, the components of other comprehensive income must either be presented with net income in a single continuous statement of comprehensive income or as a separate but consecutive statement following the statement of operations.  Regardless of which method is used, adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  The Update is effective on a retrospective basis for interim and annual reporting periods beginning after December 15, 2011.  The Company adopted the ASU in the third quarter ended March 31, 2012, by including a Condensed Consolidated Statement of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04 to amend FASB ASC Topic 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  The update amends the GAAP requirements for measuring fair value and for disclosures about fair value measurements to improve consistency between GAAP and IFRSs by changing some of the wording used to describe the requirements, clarifying the intended application of certain requirements and changing certain principles.  The update was effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011.  The adoption of the ASU included enhanced disclosure in Note 3 to the Condensed Consolidated Financial Statements, and did not have an impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03 to amend FASB ASC Topic 860, Transfers and Servicing.  ASC 860 outlines when the transfer of financial assets under a repurchase agreement may or may not be accounted for as a sale.  Whether the transferring entity maintains effective control over the transferred financial assets provides the basis for such a determination.  The previous requirement that the transferor must have the ability to repurchase or redeem the financial assets before the maturity of the agreement is removed from the assessment of effective control by this Update.  The Update was effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, and did not have a material impact on the Company’s financial position or results of operations.

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

Level 1     Quoted prices in active markets for identical assets or liabilities

Level 2     Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3     Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and June 30, 2011:

	Fair Value Measurements at March 31, 2012, Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$19,011,074	$-	$19,011,074	$-
State and political subdivisions	32,774,387	-	32,774,387	-
Other securities	558,214	-	513,414	44,800
Mortgage-backed GSE residential	21,249,328	-	21,249,328	-

	Fair Value Measurements at June 30, 2011, Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$12,976,070	$-	$12,976,070	$-
State and political subdivisions	24,981,454	-	24,981,454	-
Other securities	834,141	-	763,137	71,004
Mortgage-backed GSE residential	24,535,537	-	24,535,537	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarch.  There have been no significant changes in the valuation techniques during the period ended March 31, 2012.

Available-for-sale Securities.  When quoted market prices are available in an active market, securities are classified within Level 1.  The Company does not have Level 1 securities.  If quoted market prices are not available, then fair values are estimated using pricing models, or quoted prices of securities with similar characteristics.  For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Level 2 securities include U.S. Government-sponsored enterprises, state and political subdivisions, other securities and mortgage-backed GSE residential securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the nine-month periods ended March 31, 2012 and 2011:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Available-for-sale securities, beginning of year	$29,000	$-	$71,004	$-
Total unrealized gain (loss) included in comprehensive income	15,800	-	(26,204)	-
Transfer from Level 2 to Level 3	-	-	-	-
Available-for-sale securities, end of period	$44,800	$-	$44,800	$-

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2012, and June 30, 2011:

	Fair Value Measurements at March 31, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,352,000	$-	$-	$1,352,000
Foreclosed and repossessed assets held for sale	1,082,000	-	-	1,082,000

	Fair Value Measurements at June 30, 2011, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$543,000	$-	$-	$543,000
Foreclosed and repossessed assets held for sale	1,150,000	-	-	1,150,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2012 and 2011:

	For the nine months ended
	March 31, 2012	March 31, 2011
Impaired loans	$(354,000)	$-
Foreclosed and repossessed assets held for sale	(121,000)	(183,000)
Total gain (loss) recognized on a nonrecurring basis	$(475,000)	(183,000)

The following is a description of valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarch.  For assets classified within Level 3 of fair value hierarchy, the process used to develop the reported fair value process is described below.

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the  market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $6.7 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at March 31, 2012, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $2.3 million.  Older real estate appraisals were available for impaired loans with an outstanding balance of approximately $2.9 million.  For impaired loans totaling $22,000, an observable market price within the last 12 months was utilized.  The remaining $1.5 million was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

Unobservable (Level 3) Inputs.  The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range of Discounts Applied	Weighted-average Discount Applied

Available-for-sale Securities	$ 44,800	Discounted cash flow	Discount rate	n/a	8.32%
			Prepayment rate	n/a	5% every 5 years(1)
			Projected defaults (%
			of pool balance)	n/a	37.4%
			Anticipated recoveries
			(% of pool balance)	n/a	8.0%

		Internal or third party	Discount to reflect
Impaired loans (collateral dependent)	1,352,000	appraisals	realizable value	0.5% - 100%	8.2%

Foreclosed and repossessed assets	1,082,000	Third party appraisal	Marketability discount	0.0% - 100%	22.7%

(1) The Level 3 fair value measurement also assumes that 11.9% of the pooled trust preferred security will prepay in 2013 due to unfavorable regulatory treatment by the issuer under the Dodd-Frank regulatory reform bill.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2012, and June 30, 2011.

	March 31, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$86,924	$86,924	$-	$-
Interest-bearing time deposits	1,372	-	1,372
Stock in FHLB	2,052	-	2,052	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	546,226	-	-	550,537
Accrued interest receivable	2,942	-	2,942	-
Financial liabilities
Deposits	599,299	353,950	-	246,514
Securities sold under agreements to repurchase	26,517	-	26,517	-
Advances from FHLB	24,500	-	27,689	-
Accrued interest payable	702	-	702	-
Subordinated debt	7,217	-	-	5,158
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and cash equivalents	$33,896	$33,896
Interest-bearing time deposits	792	792
Stock in FHLB	2,369	2,369
Stock in Federal Reserve Bank of St. Louis	719	719
Loans receivable, net	556,576	558,083
Accrued interest receivable	3,800	3,800
Financial liabilities
Deposits	560,151	561,063
Securities sold under agreements to repurchase	25,230	25,230
Advances from FHLB	33,500	37,379
Accrued interest payable	834	834
Subordinated debt	7,217	6,341
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-
Letters of credit	-	-
Lines of credit	-	-

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

The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  Non-maturity deposits and securities sold under agreements are valued at their carrying value, which approximates fair value.  Fair value of advances from the FHLB is estimated by discounting maturities using an estimate of the current market for similar instruments.  The fair value of subordinated debt is estimated using rates currently available to the Company for debt with similar terms and maturities.  The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates.  The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 4:  Securities

Available for sale securities are summarized as follows at fair value:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$19,087,859	$7,935	$(84,720)	$19,011,074
State and political subdivisions	31,278,207	1,595,127	(98,947)	32,774,387
Other securities	1,794,439	15,577	(1,251,802)	558,214
Mortgage-backed GSE residential	20,542,717	710,174	(3,563)	21,249,328
Total investments and mortgage-backed securities	$72,703,222	$2,328,813	$(1,439,032)	$73,593,003

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,991,362	$28,805	$(44,097)	$12,976,070
State and political subdivisions	24,232,364	816,966	(67,876)	24,981,454
Other securities	1,785,562	18,717	(970,138)	834,141
Mortgage-backed GSE residential	23,490,296	1,045,240	-	24,535,536
Total investments and mortgage-backed securities	$62,499,584	$1,909,728	$(1,082,111)	$63,327,201

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2012
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$275,000	$275,559
After one year but less than five years	4,946,705	4,966,844
After five years but less than ten years	15,050,412	15,478,192
After ten years	31,888,388	31,623,080
Total investment securities	52,160,505	52,343,675
Mortgage-backed securities	20,542,717	21,249,328
Total investments and mortgage-backed securities	$72,703,222	$73,593,003

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and June 30, 2011:

	March 31, 2012
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$13,002,148	$84,720	$-	$-	$13,002,148	$84,720
Mortgage-backed securities	1,592,570	3,563	-	-	1,592,570	3,563
Other securities	-	-	295,314	1,251,802	295,314	1,251,802
Obligations of state and political subdivisions	4,877,427	98,947	-	-	4,877,427	98,947
Total investments and mortgage-backed securities	$19,472,145	$187,230	$295,314	$1,251,802	$19,767,459	$1,439,032

			June 30, 2011
	Less than 12 months		More than 12 months		Totals
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$5,955,903	$44,097	$-	$-	$5,955,903	$44,097
Other securities	-	-	568,568	970,138	568,568	970,138
Obligations of state and political subdivisions	4,233,216	67,876	-	-	4,233,216	67,876
Total investments and mortgage-backed securities	$10,189,119	$111,973	$568,568	$970,138	$10,757,687	$1,082,111

U.S. government-sponsored enterprises (GSEs).  The unrealized losses on the Company’s investments in direct obligations of U.S. government-sponsored enterprises (GSEs) were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Obligations of state and political subdivisions.  The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Other securities.  At March 31, 2012, there were four pooled trust preferred securities with an estimated fair value of $295,000 and unrealized losses of $1.3 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The March 31, 2012, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by June 2013 by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 24% to 27% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of three to seven years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At March 31, 2012, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments by June 2013 by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 49% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.   This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of three years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at March 31, 2012.

The Company does not believe any other individual unrealized loss as of March 31, 2012, represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month period ended March 31, 2012 and 2011.

	Accumulated Credit Losses,
	Nine-Month Period
	Ended March 31,
	2012	2011
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 5:  Loans

Classes of loans are summarized as follows:

	March 31	June 30,
	2012	2011
Real Estate Loans:
Conventional	$194,060,780	$199,884,607
Construction	36,358,139	29,921,110
Commercial	194,157,967	185,158,763
Consumer loans	29,266,940	29,963,281
Commercial loans	117,307,035	126,290,143
	571,150,861	571,217,904
Loans in process	(17,850,702)	(8,330,245)
Deferred loan fees, net	185,014	126,847
Allowance for loan losses	(7,258,712)	(6,438,451)
Total loans	$546,226,461	$556,576,055

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

The Company generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Company charges an interest rate an additional 50 basis points higher, but does not require private mortgage insurance. At March 31, 2012, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $49.6 million, as compared to $45.0 million at June 30, 2011.  Originating loans with higher loan-to-value ratios presents additional credit risk to the Company.  Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt.  The majority of new residential mortgage loans originated by the Company conform to secondary market standards. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Company are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

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

At March 31, 2012, construction loans outstanding included 19 loans, totaling $2.3 million, for which a modification had been agreed to. At June 30, 2011, construction loans outstanding included 24 loans, totaling $2.2 million, for which a modification had been agreed to.  All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Company. Lending up to 100% of the value of the property presents greater credit risk to the Company. Consequently, the Company limits this product to customers with a favorable credit history.  At March 31, 2012, the Company had HELOC balances of $15.7 million outstanding, of which lines of credit up to 80% of the property value at origination represented 83.9% of outstanding balances, and 87.2% of outstanding balances and commitments; lines of credit for more than 80% but not exceeding 90% of the property value at origination represented 15.6% of outstanding balances, and 12.3% of outstanding balances and commitments; and lines of credit in excess of 90% of the property value at origination represented 0.5% of outstanding balances, and 0.4% of outstanding balances and commitments.  These figures compared to HELOC balances of $14.0 million at June 30, 2011, of which lines of credit up to 80% of the property value at origination represented 83.7% of outstanding balances, and 87.6% of outstanding balances and commitments; lines of credit for more than 80% but not exceeding 90% of the property value at origination represented 15.7% of outstanding balances, and 11.9% of outstanding balances and commitments; and lines of credit in excess of 90% of the property value at origination represented 0.6% of outstanding balances, and 0.5% of outstanding balances and commitments.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2012, and June 30, 2011, and activity in the allowance for loan losses for the three- and nine-month periods ended March 31, 2012 and 2011:

	At period end and for the nine months ended
	March 31, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Provision charged to expense	139,665	(12,868)	144,844	213,176	592,636	-	1,077,454
Losses charged off	(91,369)	-	(24,824)	(137,002)	(33,625)	-	(286,820)
Recoveries	6,614	801	430	10,814	10,968	-	29,627
Balance, end of period	$1,673,195	$180,685	$2,791,932	$528,195	$2,084,704	$-	$7,258,712
Ending Balance: individually evaluated for impairment	$-	$-	$316,591	$-	$482,145	$-	$798,736
Ending Balance: collectively evaluated for impairment	$1,673,195	$180,685	$2,333,611	$528,195	$1,589,697	$-	$6,305,384
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$141,730	$-	$12,862	$-	$154,592

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$977,539	$-	$482,145	$-	$1,459,684
Ending Balance: collectively evaluated for impairment	$193,964,257	$18,507,437	$189,443,805	$29,266,940	$115,432,188	$-	$546,614,627
Ending Balance: loans acquired with deteriorated credit quality	$96,523	$-	$3,736,623	$-	$1,392,702	$-	$5,225,848

	For the three months ended
	March 31, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,838,114	$183,020	$2,650,831	$534,780	$1,839,846	$-	$7,046,590
Provision charged to expense	(164,982)	(2,676)	141,102	(1,020)	242,914	-	215,338
Losses charged off	-	-	-	(9,235)	-	-	(9,235)
Recoveries	63	341	-	3,671	1,944	-	6,019
Balance, end of period	$1,673,195	$180,685	$2,791,932	$528,195	$2,084,704	$-	$7,258,712

	At June 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Ending Balance: individually evaluated for impairment	$-	$-	$477,517	$-	$-	$-	$477,517
Ending Balance: collectively evaluated for impairment	$1,618,285	$192,752	$2,072,595	$441,207	$1,514,725	$-	$5,839,564
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$121,370	$-	$-	$-	$121,370

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,484,711	$-	$-	$-	$1,484,711
Ending Balance: collectively evaluated for impairment	$198,328,878	$21,590,865	$181,257,071	$29,963,281	$123,062,000	$-	$554,202,095
Ending Balance: loans acquired with deteriorated credit quality	$1,555,729	$-	$2,416,981	$-	$3,228,143	$-	$7,200,853

	For three months ended
	March 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,129,072	$131,813	$1,980,193	$486,677	$1,225,274	$346,795	$5,299,824
Provision charged to expense	296,685	85,223	620,687	148,097	391,994	(346,795)	1,195,891
Losses charged off	(64,180)	-	-	(32,393)	-	-	(96,573)
Recoveries	802	-	218	10,790	-	-	11,810
Balance, end of period	$1,362,379	$217,036	$2,601,098	$613,171	$1,617,268	$-	$6,410,952
Ending Balance: individually evaluated for impairment	$-	$-	$392,015	$-	$-	$-	$392,015
Ending Balance: collectively evaluated for impairment	$1,362,379	$217,036	$2,209,083	$613,171	$1,617,268	$-	$6,018,937
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

	For nine months ended
	March 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$-	$4,508,611
Provision charged to expense	576,208	19,009	1,054,847	178,722	283,314	-	2,112,100
Losses charged off	(118,587)	-	(59,955)	(53,469)	(200)	-	(232,211)
Recoveries	2,636	-	988	14,854	3,974	-	22,452
Balance, end of period	$1,362,379	$217,036	$2,601,098	$613,171	$1,617,268	$-	$6,410,952

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2012, and June 30, 2011.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	March 31, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$191,936,827	$18,507,437	$186,810,955	$29,246,932	$110,830,066
Special Mention	1,528,455	-	48,536	-	5,273,085
Substandard	595,498	-	7,298,476	20,008	1,203,884
Doubtful	-	-	-	-	-
Total	$194,060,780	$18,507,437	$194,157,967	$29,266,940	$117,307,035

	June 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,104,835	$21,590,865	$177,467,948	$29,951,645	$119,248,931
Special Mention	1,478,676	-	1,005,338	-	5,499,249
Substandard	215,702	-	6,685,477	9,996	1,541,963
Doubtful	85,394	-	-	1,640	-
Total	$199,884,607	$21,590,865	$185,158,763	$29,963,281	$126,290,143

The above amounts include purchased credit impaired loans.  At March 31, 2012, these loans comprised $1.0 million of credits rated “Pass”; $1.5 million of credits rated “Special Mention”; $2.8 million of loans rated “Substandard”; and no credits rated “Doubtful”.  At June 30, 2011, these loans comprised $2.1 million of credits rated “Pass”; $ 2.4 million of credits rated “Special Mention”; $2.7 million of credits rated “Substandard”; and no credits rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2012, and June 30, 2011.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2012
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$1,814,021	$335,705	$164,763	$2,314,489	$191,746,291	$194,060,780	$31,788
Construction	148,756	-	-	148,756	18,358,681	18,507,437	-
Commercial	295,982	-	698,537	994,519	193,163,448	194,157,967	616,064
Consumer loans	115,413	28,026	19,779	163,218	29,103,722	29,266,940	-
Commercial loans	862,928	-	1	862,929	116,444,106	117,307,035	-
Total loans	$3,237,100	$363,731	$883,080	$4,483,911	$548,816,248	$553,300,159	$647,852

	June 30, 2011
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$1,287,921	$997,076	$275,021	$2,560,018	$197,324,589	$199,884,607	$189,627
Construction	800,198	100,000	151,699	1,051,897	20,538,968	21,590,865	-
Commercial	338,484	-	124,825	463,309	184,695,454	185,158,763	124,824
Consumer loans	433,468	18,528	121,934	573,930	29,389,351	29,963,281	121,934
Commercial loans	1,153,498	13,583	1,841	1,168,922	125,121,221	126,290,143	1,840
Total loans	$4,013,569	$1,129,187	$675,320	$5,818,076	$557,069,583	$562,887,659	$438,225

The above amounts include purchased credit impaired loans.  At March 31, 2012, these loans comprised $953,000 credits 30-59 Days Past Due; $0 of credits 60-89 Days Past Due; $616,000 credits Greater Than 90 Days Past Due; $1.6 million of Total Past Due credits; $3.7 million of credits Current; and $616,000 Loans > 90 Days & Accruing.  At June 30, 2011, these loans comprised $1.8 million of credits 30-59 Days Past Due; $442,000 of credits 60-89 Days Past Due; $153,000 of credits Greater Than 90 Days Past Due; $2.4 million of Total Past Due credits; $4.7 of credits Current; and $0 of Total Loans > 90 Days & Accruing.

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

The tables below present impaired loans as of March 31, 2012, and June 30, 2011.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$96,523	$118,956	$-
Construction real estate	-	-	-
Commercial real estate	3,976,184	5,098,768	-
Consumer loans	-	-	-
Commercial loans	1,129,230	1,723,302	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	1,601,236	1,656,293	458,321
Consumer loans	-	-	-
Commercial loans	755,895	773,092	495,007
Total:
Conventional real estate	$96,523	$118,956	$-
Construction real estate	$-	$-	$-
Commercial real estate	$5,577,420	$6,755,061	$458,321
Consumer loans	$-	$-	$-
Commercial loans	$1,885,125	$2,496,394	$495,007

	June 30, 2011
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	-	-	-
Commercial real estate	1,835,250	3,228,059	-
Consumer loans	-	-	-
Commercial loans	3,228,143	4,728,158	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	2,066,442	2,114,016	598,887
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,901,692	$5,342,075	$598,887
Consumer loans	$-	$-	$-
Commercial loans	$3,228,143	$4,728,158	$-

The above amounts include purchased credit impaired loans.  At March 31, 2012, these loans comprised $4.3 million of impaired loans without a specific valuation allowance; $897,000 of loans with a specific valuation allowance, and $5.2 million of total impaired loans.  At June 30, 2011, these loans comprised $6.6 million of impaired loans without a specific valuation allowance; $582,000 of loans with a specific valuation allowance, and $7.2 million of total impaired loans.

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

At March 31, 2012, and June 30, 2011, the Company had $2.9 million and $0, respectively, of commercial real estate loans, $395,000 and $0, respectively, of commercial loans, and $6,000 and $0, respectively, of conventional real estate loans that were modified in TDRs and impaired.  All loans classified as TDRs at March 31, 2012, and June 30, 2011, were so classified due to interest rate concessions.

Performing loans classified as troubled debt restructurings during the nine months ended March 31, 2012, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	Nine months ended
	March 31, 2012
	Number of	Recorded
	modifications	Investment
Conventional real estate	1	6,208
Construction real estate	-	-
Commercial real estate	10	2,916,247
Consumer loans	-	-
Commercial loans	5	395,463
Total	16	3,317,918

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (beginning July 1, 2011) for identification as troubled debt restructurings (TDRs).  The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.  Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35.  The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As of March 31, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3.3 million, and no allowance for credit losses was associated with those receivables on the basis of a current evaluation of loss, and as a result, there was no financial statement impact resulting from the adoption.

The following tables present information regarding interest income recognized on impaired loans:

	For the period three-months ended		For the period three-months ended
	March 31, 2012		March 31, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Conventional Real Estate	$1,864	$75	$444	$44
Construction Real Estate	-	-	-	-
Commercial Real Estate	2,735	135	1,975	78
Consumer Loans	-	-	-	-
Commercial Loans	1,906	552	1,182	91
Total Loans	$6,505	$762	$3,600	$212

	For the period nine-months ended		For the period nine-months ended
	March 31, 2012		March 31, 2011
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Conventional Real Estate	$1,761	$233	$789	$49
Construction Real Estate	-	-	-	-
Commercial Real Estate	2,679	430	2,446	154
Consumer Loans	-	-	-	-
Commercial Loans	1,923	1,002	1,868	115
Total Loans	$6,363	$1,665	$5,103	$318

Interest income on impaired loans recognized on a cash basis in the three- and nine-month periods ended March 31, 2012 and 2011, was immaterial.

For the three- and nine-month periods ended March 31, 2012, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $463,000 and $1,098,000, respectively, as compared to $95,000 and $95,000, respectively, for the three- and nine-month periods ended March 31, 2011.

The following table presents the Company’s nonaccrual loans at March 31, 2012, and June 30, 2011.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing TDRs.

	March 31, 2012	June 30, 2011
Conventional real estate	$382,168	$97,131
Construction real estate	-	-
Commercial real estate	1,060,012	151,701
Consumer loans	30,779	11,636
Commercial loans	482,146	2,022
Total loans	$1,955,105	$262,490

The above amounts include purchased credit impaired loans.  At March 31, 2012, and June 30, 2011, these loans comprised $0 and $153,000 of nonaccrual loans, respectively.

At March 31, 2012, TDRs totaled $3.3 million, of which $0 was considered nonperforming and was included in the nonaccrual loan table above.  The remaining $3.3 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to a accrual status loans.  In general, these loans were subject to classification as TDRs at March 31, 2012, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2011, the Company had no loans classified as TDRs.  The Company has had no TDRs that were restructured in the prior twelve months that have defaulted.  The Company defines a default as any loan that becomes 90 days or more past due that was restructured in the prior twelve months.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2012.  The amounts of loans at March 31, 2012, are as follows:

Real Estate Loans:
Conventional	$2,140,875
Construction	-
Commercial	2,892,345
Consumer loans	-
Commercial loans	2,003,971
Outstanding balance	$7,037,191
Carrying amount, net of fair value adjustment of $1,811,343	$5,225,848

Accretable yield, or income expected to be collected, is as follows:

Balance at June 30, 2011	$792,942
Additions	-
Accretion	(1,392,723)
Reclassification from nonaccretable difference	1,178,668
Disposals	-
Balance at March 31, 2012	$578,887

During the nine month periods ended March 31, 2012 and 2011, the Company increased the allowance for loan losses by a charge to the income statement of $120,000 and $0, respectively, as a result of a decrease in expected cash flows for certain loans acquired with deteriorated credit quality.  No allowance for loan losses was reversed for the nine-month periods ended March 31, 2012 and 2011.

Note 7:  Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2012	2011

Non-interest bearing accounts	$47,701,328	$32,848,037
NOW accounts	196,957,654	152,474,730
Money market deposit accounts	17,939,180	15,802,312
Savings accounts	91,489,447	94,378,370
Certificates	245,211,012	264,647,368
Total Deposit Accounts	$599,298,621	$560,150,817

Note 8:  Earnings Per Share

Basic and diluted net income per common share available to common stockholders are based upon the weighted-average shares outstanding.  The following table summarizes basic and diluted net income per common share available to common stockholders for the three- and nine-month periods ended March 31, 2012 and 2011.

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$2,176,042	$1,977,992	$7,700,874	$8,856,738
Dividend payable on preferred stock	50,000	128,011	402,111	383,724
Net income available to common shareholders	$2,126,042	$1,849,981	$7,298,763	$8,473,014

Average Common shares – outstanding basic	3,246,778	2,092,791	2,645,925	2,087,002
Stock options under treasury stock method	94,532	70,368	89,258	70,242
Average Common shares – outstanding diluted	2,715,735	2,163,159	2,443,098	2,157,244

Basic earnings per common share	$0.65	$0.88	$2.76	$4.06
Diluted earnings per common share	$0.64	$0.86	$2.67	$3.93

At March 31, 2012 and 2011, no options outstanding had an exercise price exceeding the market price.

Note 9: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2008.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the nine-month period ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Income taxes
Current	$1,654,107	$611,950	$4,913,566	$1,601,407
Deferred	(648,000)	388,621	(1,146,145)	3,012,402
Total income tax provision	$1,006,107	$1,000,571	$3,767,421	$4,613,809

The components of net deferred tax assets (liabilities) are summarized as follows:

	March 31, 2012	June 30, 2011
Deferred tax assets:
Provision for losses on loans	$3,168,659	$2,889,770
Accrued compensation and benefits	297,511	168,375
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	161,949	169,005
Unrealized loss on other real estate	15,130	66,952
Other	-	-
Total deferred tax assets	3,904,654	3,555,507

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,026,095	1,828,472
Depreciation	552,633	525,096
Prepaid expenses	169,451	174,507
Unrealized gain on available for sale securities	322,940	306,229
Other	170,717	187,820
Total deferred tax liabilities	2,430,449	3,210,736

Net deferred tax (liability) asset	$1,474,205	$344,771

As of March 31, 2012, and June 30, 2011, the Company had approximately $515,000 and $668,000, respectively, of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended		For the nine-month period ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Tax at statutory rate	$1,081,931	$1,012,711	$3,899,220	$4,579,986
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(126,381)	(96,543)	(344,055)	(288,289)
State tax, net of Federal benefit	75,240	44,897	294,327	337,428
Cash surrender value of Bank-owned life insurance	(24,201)	(23,394)	(72,804)	(70,574)
Other, net	(482)	62,899	(9,268)	55,258
Actual provision	$1,006,107	$1,000,571	$3,767,421	$4,613,809

Tax credit benefits in the amount of $73,000 and $219,000, respectively, were recognized in the three- and nine-month periods ended March 31, 2012, equal to the amounts recognized in the three- and nine-month periods ended March 31, 2011, under the flow-through method of accounting for investments in tax credits.

Note 10:  Stock Option Plans

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

Note 11:  401(k) Retirement Plan

The Company established a tax-qualified ESOP in April 1994. During fiscal 2011, the plan was merged with the Company’s 401(k) Retirement Plan (the Plan).  The Plan covers substantially all employees who are at least 21 years of age and who have completed one year of service.  The Company made a safe harbor non-elective contribution of 3% of eligible compensation for the plan year ended June 30, 2011, and also made additional, discretionary profit-sharing contributions.  For fiscal 2011, the Company recorded retirement plan expenses of $385,000.  For fiscal 2012, the Company has converted the Plan to provide a safe harbor matching contribution of up to 4% of eligible compensation.  Additionally, the Company expects to make additional, discretionary profit-sharing contributions for fiscal 2012.  In the three and nine-month periods ended March 31, 2012, retirement plan expenses were approximately $100,000 and $305,000, respectively.

Note 12:  Corporate Obligated Floating Rate Trust Preferred Securities

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

Note 13: Small Business Lending Fund

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend rate for the quarter ended March 31, 2012, was 1%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of March 31, 2012, the Bank conducts its business through its home office located in Poplar Bluff, and 17 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2012, and results of operations for the three- and nine-month periods ended March 31, 2012 and 2011.

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

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain:

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Return on average assets	1.13%	1.15%	1.39%	1.93%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain	0.39%	0.44%	0.38%	1.06%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	0.74%	0.71%	1.01%	0.87%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain:

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Return on average common equity	11.83%	17.31%	16.28%	28.96%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain	4.25%	7.08%	4.74%	16.60%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	7.58%	10.23%	11.54%	12.36%

The following table presents reconciliation to GAAP of net interest income excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
(dollars in thousands)
Net interest income	$7,309	$7,393	$22,108	$16,671
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	1,221	1,210	3,401	1,210
Net interest income - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	$6,088	$6,183	$18,707	$15,461

The following table presents reconciliation to GAAP of average interest rate spread excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Average interest rate spread	3.75%	4.24%	3.94%	3.56%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	0.67%	0.73%	0.64%	0.27%
Average interest rate spread - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	3.08%	3.51%	3.30%	3.29%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net interest margin	3.97%	4.46%	4.16%	3.78%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	0.66%	0.73%	0.64%	0.27%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits	3.31%	3.73%	3.52%	3.51%

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

On July 21, 2011, the Company sold $20.0 million in non-cumulative preferred stock to the U.S. Treasury as part of the Small Business Lending Fund (SBLF) program. The SBLF preferred stock qualifies as Tier 1 capital.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters in which the SBLF preferred stock is outstanding, based upon changes in the Bank’s level of qualified small business lending.  The dividend rate for the initial dividend period was set at 2.8155%.  The dividend rate for the quarter ended March 31, 2012, was 1.0% (based on our qualifying  loan balances at December 31, 2011, our dividend rate for the quarter which will end June 30, 2012, will be 2.3183%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of qualified small business lending.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in qualified small business lending.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).  The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

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

During the first nine months of fiscal 2012, we grew our balance sheet by $63.0 million. This growth was primarily funded by an increase in deposits and the net additional capital invested in the Company’s common and preferred stock.  Asset growth reflected a $10.3 million increase in available-for-sale investments and a $53.0 million increase in cash and cash equivalents, partially offset by a $10.3 million decrease in net loans receivable.  Deposits increased $39.1 million, and securities sold under agreements to repurchase increased $1.3 million.  Advances from the Federal Home Loan Bank (FHLB) decreased $9.0 million.  The decrease in loan balances was primarily the result of reductions in conventional real estate loans, attributed to elevated prepayments due to refinancing; reductions in drawn construction loan balances; and commercial loans, as seasonal paydowns on agricultural operating lines during the Company’s second and third fiscal quarters exceeded non-agricultural commercial loan growth.  The reductions were partially offset by growth in commercial real estate loans.  Deposit growth was primarily comprised of NOW accounts, noninterest-bearing transaction accounts, and money market deposit accounts, and was partially offset by declines in certificates of deposit and savings accounts.  The Company’s strong deposit growth was attributed in large part to the rewards and other checking products which have been offered at above-market rates, as we took advantage of the favorable rate environment to build market share  Public unit deposits increased $8.2 million during the nine-month period, due primarily to a significant new public unit relationship.

Net income for the first nine months of fiscal 2012 decreased 13.1% to $7.7 million, as compared to $8.9 million earned during the same period of the prior year.  After accounting for dividends on preferred stock of $308,000 and a charge of $94,000 for the early redemption of preferred stock issued under the TARP program, net earnings available to common shareholders were $7.3 million in the nine-month period ended March 31, 2012, a decrease of 13.9% as compared to the same period of the prior fiscal year.  The decrease in net income compared to the year-ago period was primarily due to the inclusion in the prior period’s results of the bargain purchase gain recorded on the Acquisition.  Diluted net income available to common shareholders was $2.67 per share for the first nine months of fiscal 2012, as compared to $3.93 per share for the same period of the prior year.  The decrease was primarily due to the additional average shares outstanding as a result of the common offering completed in November 2011, as well as the lower net income available to common shareholders.  For the first nine months of fiscal 2012, net interest income increased $5.4 million, or 32.6%; noninterest income decreased $6.6 million, or 68.9%; noninterest expense increased $1.9 million, or 18.0%; provision for loan losses decreased $1.0 million, or 49.0%; and provision for income taxes decreased $846,000, or 18.3%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2012 continued to decline from already historical lows.  Across the yield curve, rates declined from June 30, 2011 through March 31, 2012, with longer-term rates decreasing the most, as the curve flattened somewhat.  Our average yield on earning assets decreased, primarily due to a higher percentage of earning assets held as cash and cash equivalents, and partially offset due to effective rates on acquired loans (see “Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2012 and 2011 – Net Interest Income”).  Relative to recent historical norms, the curve remained relatively steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  Those purchases ended in the first calendar quarter of 2010, and an additional, smaller quantitative easing program was initiated later in 2010, along with reinvestment of principal repaid under the original program.  More recently, the Federal Reserve began indicating dates through which it expected to keep short-term rates near zero, first expressing an expectation that tightening would not occur until at least mid-2013, and then extending that through the end of 2014.  It also announced that it would attempt to lower long-term rates by selling some of its short term securities holdings and purchasing securities with longer maturities.  In this rate environment, our net interest margin was improved when comparing the first nine months of fiscal 2012 to the same period of the prior year; however, much of the improvement was attributed to the Acquisition, whereby the Company acquired loans at a discount that resulted in yields significantly higher than the Company’s legacy interest earning assets.  The Company does not expect the full improvement in margin to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads.  The magnitude of improvement in our net interest margin was reduced by an increase in the average balance of cash and cash equivalents.  Compared to the year ago period, net interest income increased $5.4 million, or 32.6%, during the first nine months of fiscal 2012, attributable to improvement in our net interest rate spread and growth in average interest-earning assets.  The Acquisition contributed to both.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the nine-month period ended March 31, 2012, noninterest income decreased $6.6 million, or 68.9%, as compared to the same period of the prior year, due primarily to the bargain purchase gain recorded in the year-ago period as a result of the Acquisition.  Noninterest expense increased $1.9 million, or 18.0%, during the first nine months of fiscal 2012, compared to the same period of the prior year, due primarily to higher expenses for compensation and benefits, a penalty for early repayment of FHLB advances, occupancy, bank card network fees, postage and office supplies, advertising, amortization of intangible assets, and miscellaneous expenses, partially offset by declines in legal and professional fees, and deposit insurance premium assessments.

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

We expect to, over time, redeploy recent increases in cash balances, and to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities.  The primary funding for this asset growth is expected to come from existing cash and cash equivalents, retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit.  We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships.  We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at March 31, 2012, and June 30, 2011

The Company’s total assets increased by $63.0 million, or 9.2%, to $751.2 million at March 31, 2012, as compared to $688.2 million at June 30, 2011.  Balance sheet growth was funded by growth in deposits and the net additional capital invested in the Company’s common and preferred stock, and resulted in larger cash holdings, while also funding an increase in available-for-sale investments.  Also contributing to higher cash holdings was a decrease in net loans outstanding.  Loans, net of the allowance for loan losses, decreased $10.3 million, or 1.9%, to $546.2 million at March 31, 2012, as compared to $556.6 million at June 30, 2011.  Available-for-sale investment balances increased by $10.3 million, or 16.2%, to $73.6 million at March 31, 2012, as compared to $63.3 million at June 30, 2011.  Cash and cash equivalents increased $53.0 million, or 156.4%, to $86.9 million at March 31, 2012, as compared to $33.9 million at June 30, 2011.

During the first nine months of fiscal 2012, deposit growth totaled $39.1 million, or 7.0%, bringing deposit balances to $599.3 million at March 31, 2012, as compared to $560.2 million at June 30, 2011.  This growth was primarily in NOW accounts, noninterest bearing transaction accounts, and money market deposit accounts, partially offset by declines in certificates of deposit and savings accounts.

Total stockholders’ equity increased $36.9 million, or 66.2%, to $92.6 million at March 31, 2012, as compared to $55.7 million at June 30, 2011.  The increase was due primarily to the additional capital invested in the Company’s preferred stock issued under the SBLF program, net of the redemption of preferred stock issued under the TARP program, net proceeds from the common stock offering, retention of net income, and an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended March 31, 2012 and 2011

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2012 and 2011.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2012			March 31, 2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$401,378,588	$6,455,203	6.43	$413,893,046	$7,290,664	7.05
Other loans (1)	144,129,798	2,622,354	7.28	148,493,146	2,335,955	6.29
Total net loans	545,508,386	9,077,557	6.66	562,386,192	9,626,619	6.85
Mortgage-backed securities	19,792,811	224,338	4.53	27,322,446	324,188	4.75
Investment securities (2)	57,224,643	379,900	2.66	43,193,879	320,730	2.97
Other interest earning assets	113,479,186	73,414	0.26	30,767,978	24,525	0.32
Total interest earning assets (1)	736,005,026	9,755,209	5.30	663,670,495	10,296,062	6.21
Other noninterest earning assets (3)	31,009,164	-		27,060,826	-
Total assets	$767,014,190	9,755,209		$690,731,321	10,296,062

Interest bearing liabilities:
Savings accounts	$91,971,336	171,648	0.75	$89,280,728	253,302	1.13
NOW accounts	195,842,321	804,353	1.64	142,603,073	897,926	2.52
Money market deposit accounts	18,782,935	40,163	0.86	22,510,701	75,213	1.34
Certificates of deposit	256,541,314	994,940	1.55	267,940,669	1,229,344	1.84
Total interest bearing deposits	563,137,906	2,011,104	1.43	522,335,171	2,455,785	1.88
Borrowings:
Securities sold under agreements to repurchase	29,177,647	64,958	0.89	27,767,551	60,536	0.87
FHLB advances	30,994,505	310,193	4.00	33,500,000	332,012	3.96
Subordinated debt	7,217,000	59,593	3.30	7,217,000	55,085	3.05
Total interest bearing liabilities	630,527,058	2,445,848	1.55	590,819,721	2,903,418	1.97
Noninterest bearing demand deposits	43,416,860	-		43,148,043	-
Other noninterest bearing liabilities	1,138,129	-		4,574,949	-
Total liabilities	675,082,047	2,445,848		638,542,713	2,903,418
Stockholders’ equity	91,932,143	-		52,188,608	-
Total liabilities and stockholders' equity	$767,014,190	2,445,848		$690,731,321	2,903,418

Net interest income		$7,309,361			$7,392,644

Interest rate spread (4)			3.75%			4.24%
Net interest margin (5)			3.97%			4.46%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.73%			112.33%

(1)      Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)      Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $10.7 million and $8.4 million, respectively, for the three-month period ended March 31, 2012, as compared to $7.9 million and $8.0 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2012			March 31, 2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$404,292,131	$20,271,123	6.69	$351,263,998	$17,121,484	6.50
Other loans (1)	152,841,046	7,619,137	6.65	134,136,541	5,896,475	5.86
Total net loans	557,133,177	27,890,260	6.67	485,400,539	23,017,959	6.32
Mortgage-backed securities	20,843,103	745,727	4.77	29,768,173	1,070,907	4.80
Investment securities (2)	50,448,829	1,122,083	2.97	39,368,804	954,957	3.23
Other interest earning assets	79,520,038	154,336	0.26	33,228,942	86,398	0.35
Total interest earning assets (1)	707,945,147	29,912,406	5.63	587,766,458	25,130,221	5.70
Other noninterest earning assets (3)	29,888,490	-		25,328,494	-
Total assets	$737,833,637	29,912,406		$613,094,952	25,130,221

Interest bearing liabilities:
Savings accounts	$93,723,346	607,330	0.86	$87,887,369	784,707	1.19
NOW accounts	176,932,085	2,509,046	1.89	122,652,764	2,394,557	2.60
Money market deposit accounts	17,735,944	129,777	0.98	12,523,747	125,955	1.34
Certificates of deposit	260,211,218	3,211,135	1.65	228,868,995	3,568,888	2.08
Total interest bearing deposits	548,602,593	6,457,288	1.57	451,932,875	6,874,107	2.03
Borrowings:
Securities sold under agreements to repurchase	27,351,445	184,002	0.90	30,435,294	195,208	0.86
FHLB advances	32,664,835	988,975	4.04	38,318,653	1,218,643	4.24
Subordinated debt	7,217,000	173,360	3.20	7,217,000	171,150	3.16
Total interest bearing liabilities	615,835,873	7,803,625	1.69	527,903,822	8,459,108	2.14
Noninterest bearing demand deposits	40,588,691	-		34,890,197	-
Other noninterest bearing liabilities	2,516,500	-		1,849,905	-
Total liabilities	658,941,064	7,803,625		564,643,924	8,459,108
Stockholders’ equity	78,892,573	-		48,451,028	-
Total liabilities and stockholders' equity	$737,833,637	7,803,625		$613,094,952	8,459,108

Net interest income		$22,108,781			$16,671,113

Interest rate spread (4)			3.94%			3.56%
Net interest margin (5)			4.16%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.96%			111.34%

(1)      Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)      Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $9.4 million and $8.3 million, respectively, for the nine-month period ended March 31, 2012, as compared to $7.7 million and $7.9 million for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine-month periods ended March 31, 2012.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2012
	Compared to three-month period
	ended March 31, 2011, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(267)	$(289)	$7	$(549)
Mortgage-backed securities	(15)	(89)	4	(100)
Investment securities (2)	(33)	104	(12)	59
Other interest-earning deposits	(5)	66	(12)	49
Total net change in income on
interest-earning assets	(320)	(208)	(13)	(541)

Interest-bearing liabilities:
Deposits	(620)	279	(103)	(444)
Securities sold under
agreements to repurchase	1	3	-	4
Subordinated debt	5	-	-	5
FHLB advances	3	(25)	-	(22)
Total net change in expense on
interest-bearing liabilities	(611)	257	(103)	(457)
Net change in net interest income	$291	$(465)	$90	$(84)

	Nine-month period ended March 31, 2012
	Compared to nine-month period
	ended March 31, 2011, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$1,274	$3,400	$198	$4,872
Mortgage-backed securities	(7)	(321)	3	(325)
Investment securities (2)	(77)	268	(24)	167
Other interest-earning deposits	(22)	122	(32)	68
Total net change in income on
interest-earning assets	1,168	3,469	145	4,782

Interest-bearing liabilities:
Deposits	(1,643)	1,651	(425)	(417)
Securities sold under
agreements to repurchase	9	(20)	-	(11)
Subordinated debt	2	-	-	2
FHLB advances	(57)	(180)	7	(230)
Total net change in expense on
interest-bearing liabilities	(1,689)	1,451	(418)	(656)
Net change in net interest income	$2,857	$2,018	$563	$5,438

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2012 and 2011

General.  Net income for the three-month period ended March 31, 2012, was $2.2 million, an increase of $198,000, or 10.0%, as compared to the $2.0 million in net income earned in the same period of the prior fiscal year.  After preferred dividends of $50,000 paid in the three-month period ended March 31, 2012, net income available to common shareholders was $2.1 million, an increase of $276,000, or 14.9%, as compared to the $1.8 million in net income available to common shareholders, after preferred dividends of $128,000 paid in the same period of the prior fiscal year.  For the three-month period ended March 31, 2012, basic and fully-diluted net income per share available to common shareholders was $0.65 and $0.64, respectively, decreases of $0.23, or 26.1%, and $0.22, or 25.6%, respectively, as compared to the same period of the prior year.  Our annualized return on average assets for the three-month period ended March 31, 2012, was 1.13%, as compared to 1.15% for the same period of the prior fiscal year.  For the three-month period ended March 31, 2012, return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain was 0.74%, as compared to 0.71% for the three-month period ended March 31, 2011; the figure for the current period was negatively impacted by $476,000 (pre-tax) in FHLB prepayment penalties, while the figure for the prior year’s period was negatively impacted by a $1.2 million provision for loan losses.  Our return on average common stockholders’ equity for the three-month period ended March 31, 2012, was 11.8%, as compared to 17.3% in the same period of the prior fiscal year.  For the three-month period ended March 31, 2012, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain was 7.6%, as compared to 10.2% in the same period of the prior fiscal year.

For the nine-month period ended March 31, 2012, net income was $7.7 million, a decrease of $1.2 million, or 13.1%, as compared to the $8.9 million in net income earned in the same period of the prior fiscal year.  After preferred dividends paid of $308,000 and a $94,000 charge for the early redemption of preferred stock issued at a discount in the nine-month period ended March 31, 2012, net income available to common shareholders was $7.3 million, a decrease of $1.2 million, or 13.9%, as compared to the $8.5 million in net income available to common shareholders in the same period of the prior fiscal year.  For the nine-month period ended March 31, 2012, basic and fully-diluted net income per share available to common shareholders was $2.76 and $2.67, respectively, decreases of $1.30, or 32.0%, and $1.26, or 32.1%, respectively, as compared to the same period of the prior fiscal year.  Our annualized return on average assets for the nine-month period ended March 31, 2012, was 1.39%, as compared to 1.93% for the same period of the prior fiscal year.  For the nine-month period ended March 31, 2012, return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain was 1.01%, as compared to 0.87% for the nine-month period ended March 31, 2011.  Our return on average common stockholders’ equity for the nine-month period ended March 31, 2012, was 16.3%, as compared to 29.0% in the same period of the prior fiscal year.  For the nine-month period ended March 31, 2012, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain was 11.5%, as compared to 12.4% for the nine-month period ended March 31, 2011.

Net Interest Income.  Net interest income for the three-month period ended March 31, 2012, was $7.3 million, a decrease of $83,000, or 1.1%, as compared to the same period of the prior fiscal year.  For the nine-month period ended March 31, 2012, net interest income was $22.1 million, an increase of $5.4 million, or 32.6%, as compared to the same period of the prior fiscal year.  For the three-and nine-month periods ended March 31, 2012, net interest income excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $6.1 million and $18.7 million, respectively, as compared to $6.2 million and $15.5 million, respectively, in the same periods of the prior fiscal year.

Our average net interest rate spread for the three- and nine month periods ended March 31, 2012, was 3.75% and 3.94%, respectively, as compared to 4.24% and 3.56%, respectively, for the same periods of the prior fiscal year.  Average interest rate spread excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.08% and 3.30%, respectively, for the three- and nine-month periods ended March 31, 2012, as compared to 3.51% and 3.29%, respectively, for the same periods of the prior fiscal year.  For the three-month period ended March 31, 2012, the 49 basis point decline in the net interest rate spread, compared to the same period a year ago, resulted from a 90 basis point decrease in the average yield on interest-earning assets, partially offset by a 41 basis point decrease in the average cost of interest-bearing liabilities. The decline was attributable to higher average balances of interest-bearing cash equivalents.  Our growth initiatives, including the Acquisition, resulted in an increase of $72.3 million, or 10.9% in the average balance of interest-earning assets, when comparing the three-month period ended March 31, 2012, with the same period of the prior fiscal year; however, average interest-bearing cash equivalents increased by $82.7 million, while the average balance of other interest-bearing assets declined by $10.4 million.  For the nine-month period ended March 31, 2012, the 38 basis point increase in the net interest rate spread, compared to the same period a year ago, resulted from a 45 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a seven basis point decrease in the average yield on interest-earning assets.  The increase was attributable primarily to the Acquisition, which closed in mid-December 2010, and resulted in growth in average interest-bearing asset balances, as well as additional interest income due to the Company’s acquisition of loans at a discount that resulted in yields significantly higher than the Company’s legacy interest-earning assets.  The Company does not expect these benefits to be maintained; as the acquired loan portfolio pays down, the impact will be reduced and new assets will not be booked at similar spreads.  As a result of the Acquisition, the Company recognized fair value discount accretion on acquired loans and fair value premium amortization on assumed time deposits totaling $1.2 million and $3.4 million, respectively, during the three- and nine-month periods ended March 31, 2012, as compared to a total of $1.2 million for both the three- and nine-month periods ended March 31, 2011.  Specifically, during the quarter ended March 31, 2012, the Company recognized $457,000 in interest income as a result of favorable resolution of a purchased credit impaired note.

Our net interest margin for the three- and nine-month periods ended March 31, 2012, determined by dividing annualized net interest income by total average interest-earning assets, was 3.97% and 4.16%, respectively, as compared to 4.46% and 3.78%, respectively, in the same periods of the prior fiscal year.  Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.31% and 3.52%, respectively, for the three- and nine-month periods ended March 31, 2012, as compared to 3.73% and 3.51%, respectively, for the same periods of the prior fiscal year.

Interest Income.  Total interest income for the three-month period ended March 31, 2012, was $9.8 million, a decrease of $541,000, or 5.3%, as compared to the amount earned in the same period of the prior fiscal year.  The decrease was attributed to a 90 basis point decrease in the average yield on interest-earning assets, as compared to the same period of the prior fiscal year, as the Company held a higher percentage of assets in lower-yielding cash equivalents, and was partially offset by an increase of $72.3 million, or 10.9%, in the average balance of interest-earning assets.  For the nine-month period ended March 31, 2012, total interest income was $29.9 million, an increase of $4.8 million, or 19.0%, as compared to the amount earned in the same period of the prior fiscal year. The improvement was due to an increase of $120.2 million, or 20.4%, in the average balance of interest-earning assets, as compared to the same period of the prior fiscal year, partially offset by a seven basis point decrease in the average interest rate earned.  The improvement was attributable primarily to the Acquisition, which closed in mid-December 2010, and resulted in growth in average interest-bearing asset balances, as well as additional interest income due to the Company’s acquisition of loans at a discount that resulted in yields significantly higher than the Company’s legacy interest-earning assets.

Interest Expense.  Total interest expense for the three- and nine-month periods ended March 31, 2012, was $2.4 million and $7.8 million, respectively, decreases of $458,000, or 15.8%, and $655,000, or 7.7%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were due to the 41 and 45 basis point decreases, respectively, in the average cost of interest-bearing liabilities, partially offset by increases of $39.7 million, or 6.7%, and $87.9 million, or 16.7%, respectively, in the average balance of those liabilities during the three- and nine-month periods ended March 31, 2012, as compared to the same periods of the prior fiscal year.  For the three- and nine-month periods ended March 31, 2012, the average interest rate on interest-bearing liabilities was 1.55% and 1.69%, respectively, as compared to 1.97% and 2.14%, respectively, for the same periods of the prior fiscal year.  The decreases were attributed to a declining cost of funds as a result of lower market rates, as well as a decrease in the average balance of higher-cost FHLB advances.

Provisions for Loan Losses.  Provisions for loan losses for the three- and nine-month periods ended March 31, 2012, were $215,000 and $1.1 million, respectively, as compared to $1.2 million and $2.1 million, respectively, for the same periods of the prior fiscal year.  The decline in provisioning was attributed to relatively steady credit quality and net charge offs.  In fiscal years 2011 and 2010, provisions totaled 47 and 23 basis points, respectively, as a percentage of average gross loans outstanding, as compared to net charge offs of nine and ten basis points, respectively, in those fiscal years.  By comparison, annualized provisions in the three- and nine-month periods ended March 31, 2012, were 16 and 26 basis points, respectively, while annualized net charge offs were immaterial during the three-month period ended March 31, 2012, and six basis points during the nine-month period ended March 31,

2012.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three-month period ended March 31, 2012, was $955,000, an increase of $104,000, or 12.3%, as compared to the same period of the prior fiscal year.  The increase was attributable primarily to an increase in bank card network interchange revenues, resulting from additional bank card transaction volume, and gains on secondary market loan originations.  For the nine-month period ended March 31, 2012, noninterest income was $3.0 million, a decrease of $6.6 million, or 68.9%, as compared to the same period of the prior fiscal year.  The decrease was due to the inclusion in the nine-month period of the prior fiscal year of the $7.0 million bargain purchase gain recognized as a result of the Acquisition, partially offset by gains on secondary market loan originations and higher bank card network interchange revenues, again resulting from additional bank card transaction volume.

Noninterest Expense.  Noninterest expense for the three- and nine-month periods ended March 31, 2012, was $4.9 million and $12.5 million, respectively, increases of $798,000, or 19.6%, and $1.9 million, or 18.0%, respectively, as compared to the same periods of the prior fiscal year.  The increase for the three-month period was primarily attributable to the early redemption of $9.0 million in FHLB advances, resulting in prepayment penalties totaling $476,000.  Additionally, the Company saw growth in compensation, occupancy, other professional expenses, and bank card network fees, partially offset by a decline in deposit insurance premiums.  For the nine-month period, the increase was attributed to higher compensation, the prepayment penalties on the early redemption of the FHLB advances, higher occupancy expenses, bank card network fees, postage and office supplies, advertising expenses, and charges to amortize intangible assets, again partially offset by a decline in deposit insurance premiums.  Lower deposit insurance premiums resulted from a change in the assessment base employed by the FDIC in the calculation of the premium, from deposits to total assets net of tangible equity.  For the three- and nine-month periods ended March 31, 2012, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 58.9% and 50.0%, respectively, as compared to 49.4% and 40.5%, respectively, for the same periods of the prior fiscal year.  The deterioration for the three-month period was primarily the result of the prepayment penalties incurred due to the early redemption of the FHLB advances.  For the nine-month period, the deterioration was due primarily to the inclusion in the prior period’s noninterest income of the $7.0 million bargain purchase gain recorded on the Acquisition.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three-month period ended March 31, 2012, were $1.0 million, an increase of $6,000, or 0.6%, as compared to the same period of the prior fiscal year.  The effective tax rate for the three-month period was 31.6%, as compared to 33.6% during the same period of the prior fiscal year.  The decline was attributed primarily to additional tax-advantaged investments by the Company.  Provisions for income taxes for the nine-month period ended March 31, 2012, were $3.8 million, a decrease of $846,000, or 18.3%, as compared to the same period of the prior fiscal year.  The effective tax rate for the nine-month period was 32.9%, as compared to 34.3% during the same period of the prior fiscal year.  The decrease in both the amount of income tax provisions and the effective tax rate were attributed primarily to higher pre-tax income in the year-ago period as a result of the bargain purchase gain recorded on the Acquisition.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the nine-month periods ended March 31, 2012 and 2011:

	Nine months ended
	March 31,
	2012	2011
Balance, beginning of period	$6,438,451	$4,508,611
Loans charged off:
Residential real estate	(91,369)	(118,587)
Construction	-	-
Commercial business	(33,625)	(200)
Commercial real estate	(24,824)	(59,955)
Consumer	(137,002)	(53,469)
Gross charged off loans	(286,820)	(232,211)
Recoveries of loans previously charged off:
Residential real estate	6,614	2,636
Construction	801	-
Commercial business	10,968	3,974
Commercial real estate	430	988
Consumer	10,814	14,854
Gross recoveries of charged off loans	29,627	22,452
Net charge offs	(257,193)	(209,759)
Provision charged to expense	1,077,454	2,112,100
Balance, end of period	$7,258,712	$6,410,952

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $820,000 to $7.3 million at March 31, 2012, from $6.4 million at June 30, 2011.  The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at March 31, 2012.

At March 31, 2012, the Company had $9.1 million, or 1.6% of total  loans, adversely classified ($9.1 million classified “substandard”; none classified “doubtful” or “loss”), as compared to $8.5 million, or 1.5% of total loans, adversely classified ($8.5 million classified “substandard”; $87,000 classified “doubtful”; and none classified “loss”) at June 30, 2011, and $11.1 million, or 2.0% of total loans, adversely classified ($11.0 million classified “substandard”; $88,000 classified “doubtful”; and none classified “loss”) at March 31, 2011.  Classified loans were generally comprised of loans secured by commercial real estate, agricultural real estate, or commercial inventory and equipment.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $1.9 million at March 31, 2012.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.

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

The following table sets forth the Company’s historical net charge offs as of March 31, 2012, and June 30, 2011:

	March 31, 2012	June 30, 2011
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Conventional	0.07%	0.07%
Construction	-	-
Commercial	0.11	0.13
Consumer loans	0.93	0.23
Commercial loans	0.09	0.08

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At March 31, 2012, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period March 31, 2012	Qualitative factor applied at fiscal year ended June 30, 2011
Real estate loans:
Real estate loans:
Conventional	0.90%	0.88%
Construction	1.00	1.00
Commercial	1.26	1.27
Consumer loans	1.18	1.53
Commercial loans	1.43	1.38

At March 31, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.5 million, as compared to $5.4 million at June 30, 2011.  The general stability in qualitative factors was attributable primarily to paydowns in the portfolio (both in legacy and acquired loans) and relatively stability in the regional and national economic outlook.

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

	March 31, 2012	June 30, 2011	March 31, 2011
Nonaccruing loans:
Residential real estate	$382,168	$97,131	$99,864
Commercial real estate	1,060,012	151,701	378,885
Consumer	30,779	11,636	13,772
Commercial business	482,146	2,022	3,274
Total	$1,955,105	$262,490	$495,795

Loans 90 days past due
accruing interest:
Residential real estate	$31,788	$189,627	$58,873
Commercial real estate	616,064	124,824	121,646
Consumer	-	121,934	26,518
Commercial business	-	1,840	2,012
Total	$647,852	$438,225	$209,049

Total nonperforming loans	$2,602,957	$700,715	$704,844

Nonperforming investments	$125,000	$125,000	$125,000
Foreclosed assets held for sale:
Real estate owned	1,081,626	1,515,390	1,372,732
Other nonperforming assets	27,221	33,964	62,516
Total nonperforming assets	$3,836,804	$2,375,069	$2,265,092

At March 31, 2012, troubled debt restructurings (TDRs) totaled $3.3 million, of which $0 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.3 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at March 31, 2012, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2011, the Company had no loans classified as TDRs.

At March 31, 2012, nonperforming assets totaled $3.8 million, up from $2.4 million at June 30, 2011, and up from the $2.3 million reported at March 31, 2011.  The increase in nonperforming assets from fiscal year end was attributed primarily to two loans, totaling $1.3 million, which were classified as nonaccrual during the quarter ended March 31, 2012.  The larger of the two loans (approximately $800,000) has been classified as substandard for an extended period of time, and new information received during the quarter regarding collateral value indicated likely impairment.  The smaller loan (approximately $500,000) is a commercial borrower with deteriorated financial condition.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At March 31, 2012, the Company had outstanding commitments and approvals to fund approximately $91.5  million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At March 31, 2012, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $180.6 million, of which $24.5 million had been advanced (additionally, letters of credit totaling $4.8 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 40% of Bank assets, or $300.5 million, subject to available collateral.  Also, at March 31, 2012, the Bank had pledged a total of $70.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $47.3 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of March 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$104,287	19.92%	$41,892	8.00%		N/A
Southern Bank	81,571	15.79%	41,324	8.00%	$51,655	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	97,725	18.66%	20,946	4.00%		N/A
Southern Bank	75,097	14.54%	20,662	4.00%	30,993	6.00%
Tier I Capital (to Average Assets)
Consolidated	97,725	12.77%	30,618	4.00%		N/A
Southern Bank	75,097	9.86%	30,469	4.00%	38,087	5.00%

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$65,528	12.40%	$42,290	8.00%		N/A
Southern Bank	66,161	12.52%	42,276	8.00%	$52,845	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	59,090	11.18%	21,145	4.00%		N/A
Southern Bank	59,551	11.27%	21,138	4.00%	31,707	6.00%
Tier I Capital (to Average Assets)
Consolidated	59,090	8.60%	27,492	4.00%		N/A
Southern Bank	59,551	8.66%	27,518	4.00%	34,397	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first nine months of fiscal year 2012, fixed rate 1- to 4-family residential loan production totaled $7.3 million, as compared to $12.1 million during the same period of the prior fiscal year.  At March 31, 2012, the fixed rate residential loan portfolio was $105.7 million with a weighted average maturity of 175 months, as compared to $121.8 million at March 31, 2011, with a weighted average maturity of 166 months.  The Company originated $13.3 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2012, as compared to $14.2 million during the same period of the prior fiscal year.  At March 31, 2012, fixed rate loans with remaining maturities in excess of 10 years totaled $75.4 million, or 13.9% of net loans receivable, as compared to $87.1 million, or 15.8% of net loans receivable at March 31, 2011.  The Company originated $54.7 million of fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2012, as compared to $60.7 million during the same period of the prior fiscal year.  At March 31, 2012, the fixed rate commercial and commercial real estate loan portfolio was $206.3 million with a weighted average maturity of 36 months, compared to $198.8 million at March 31, 2011, with a weighted average maturity of 30 months.  The Company originated $29.9 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2012, as compared to $51.8 million during the same period of the prior fiscal year.  At March 31, 2012, adjustable-rate home equity lines of credit totaled $15.8 million, as compared to $14.2 million at March 31, 2011.  At March 31, 2012, the Company’s investment portfolio had an expected weighted-average life of 3.4 years, equal to the figure at March 31, 2011.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2012, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$102,888	$6,837	7%	13.59%	1.06%
+200	105,887	9,835	10%	13.94%	1.41%
+100	104,464	8,413	9%	13.69%	1.16%
NC	96,052	-	-	12.53%	-
-100	95,255	(796)	-1%	12.37%	-0.16%
-200	98,748	2,696	3%	12.77%	0.24%
-300	102,801	6,749	7%	13.23%	0.70%

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

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2012 thru 1/31/2012	-	-	-	-
2/1/2012 thru 2/29/2012	-	-	-	-
3/1/2012 thru 3/31/2012	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	3 (a)	Articles of Incorporation of the Registrant+
	3 (b)	Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A++
	3 (c)	Bylaws of the Registrant+++
	4	Form of Stock Certificate of Southern Missouri Bancorp++++
	10	Material Contracts
		(a)	Registrant’s 2008 Equity Incentive Plan+++++
		(b)	Registrant’s 2003 Stock Option and Incentive Plan++++++
		(c)	Registrant’s 1994Stock Option and Incentive Plan+++++++
		(d)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++
		(e)	Employment Agreements
			(i)	Greg A. Steffens*
		(f)	Director’s Retirement Agreementsmfu
			(i)	Samuel H. Smith**
			(ii)	Sammy A. Schalk***
			(iii)	Ronnie D. Black***
			(iv)	L. Douglas Bagby***
			(v)	Rebecca McLane Brooks****
			(vi)	Charles R. Love****
			(vii)	Charles R. Moffitt****
			(viii)	Dennis Robison*****
			(ix)	David Tooley
		(g)	Tax Sharing Agreement***
	31		Rule 13a-14(a) Certification
	32		Section 1350 Certification
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

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 15, 2012	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)