Form 10-K
period 2012-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2012-09-24
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:  0-23406

SOUTHERN MISSOURI BANCORP, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Vine Street, Poplar Bluff, Missouri	63901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (573) 778-1800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, par value $0.01 per share	Name of each exchange on which registered: The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ___   NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ___ NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   X      NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files.   YES     X       NO ___

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ___     Accelerated filer  ___     Non-accelerated filer  ___     Smaller reporting company    X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ___   NO   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $63.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 7, 2012, there were issued and outstanding 3,289,040 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART I

Item 1.     Description of Business

General

Southern Missouri Bancorp, Inc. ("Company"), which changed its state of incorporation to Missouri on April 1, 1999, was originally incorporated in Delaware on December 30, 1993 for the purpose of becoming the holding company for Southern Missouri Savings Bank upon completion of Southern Missouri Savings Bank's conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1,803,201 shares of its common stock to the public. The Company's Common Stock is quoted on the NASDAQ Global Market under the symbol "SMBC".

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

The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB"), and to a lesser extent, brokered deposits, to invest in one- to four-family residential mortgage loans, mortgage loans secured by commercial real estate, commercial non-mortgage business loans, and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), U.S. Government Agency obligations, municipal bonds, and other permissible investments.

At June 30, 2012, the Company had total assets of $739.2 million, total deposits of $584.8 million and stockholders' equity of $94.7 million.  The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

Acquisitions

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

On July 17, 2009, the Company completed the acquisition of Southern Bank of Commerce headquartered in Paragould, Arkansas, with branches in Jonesboro, Leachville, and Brookland, Arkansas.  As of June 30, 2009, the quarter-end immediately prior to the closing of the transaction, Southern Bank of Commerce had assets of $30.3 million, loans of $16.2 million, deposits of $29.3 million, and total equity of $916,000, all of which are prior to fair value adjustments.  The purchase price was $600,000.

Capital Raising Transactions

On November 22, 2011, the Company completed an underwritten public offering of 1,150,000 shares of Common Stock at a price to the public of $19.00 per share, for aggregate gross proceeds of $21.9 million. The proceeds from the offering are being used for general corporate purposes, including the funding of loan growth and the purchase of securities.

On July 21, 2011, as part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“SBLF Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company (i) sold 20,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $20,000,000.  The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the by the Bank.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate has ranged from 1.00% to 2.82% during the first through the fifth calendar quarters since the SBLF issuance.  For the sixth quarter, which will be the quarter ending September 30, 2012, the dividend rate will by 3.90%.  For the seventh through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $20,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company. The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator. As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s CPP Series A Preferred Stock, Series A issued in 2008 to the Treasury, plus the accrued dividends owed on the TARP preferred shares, as described below.

On December 5, 2008, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program (“CPP”), the Company issued a warrant (the "Warrant") to purchase 114,326 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), for a per share price of $12.53 per share. The Warrant has a 10-year term and was immediately exercisable upon its issuance.  In July 2011, the CPP Series A Preferred Stock was redeemed by the Company simultaneously with its issuance to the Treasury of preferred stock under the terms of the Small Business Lending Fund (SBLF).  The Warrant remains outstanding.

On December 5, 2008, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the United States Department of the Treasury ("Treasury"), pursuant to which the Company (i) sold 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "CPP Series A Preferred Stock") for a purchase price of $9,550,000 in cash and (ii) issued a ten-year warrant (the "Warrant") to purchase 114,326 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), for a per share price of $12.53 per share, subject to anti-dilution adjustments. The terms of the CPP Series A

Preferred Stock provided for cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. In July 2011, the CPP Series A Preferred Stock was redeemed by the Company simultaneously with its issuance to the Treasury of the SBLF preferred stock.  The Warrant remains outstanding.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed in this report under the captions “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	fluctuations in interest rates and in real estate values;

•	monetary and fiscal policies of the FRB and the U.S. Government and other governmental initiatives affecting the financial services industry;

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, 17 additional full service offices located in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Leachville, Brookland, Batesville, and Searcy, Arkansas. At June 30, 2012, the Bank considered its  primary market area to be as follows: the Bank operates ten branches in six southeast Missouri counties, with one branch in a municipality that straddles a county line and is mostly situated in a seventh county. Those seven counties have a population of roughly 183,000 persons. In northeast and north central Arkansas, the Bank’s six full-service branches are located in five counties with a population of roughly 302,000 persons. The Bank also serves a few communities just outside these county borders, but without a notable impact on the demographics of the market area. Springfield, Missouri, is situated in Greene County, Missouri, with a population of 277,000, and anchors the surrounding Metropolitan Statistical Area (MSA), which boasted a population of nearly 440,000. The Bank’s southeast Missouri and northeast and north central Arkansas markets are primarily rural in nature with economies supported by manufacturing activity, agriculture (livestock, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the Springfield market, major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, and transportation and distribution firms.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2012, the Bank was one of 47 bank or saving association groups located in its southeast Missouri and northeast Arkansas market area, and one of 27 bank or saving association groups located in Springfield, Missouri (seven of these overlap with the Bank’s southeast Missouri and northeast and north central Arkansas markets).

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

Internet Website

The Company maintains a website at www.bankwithsouthern.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company currently makes available on or through its website at http://investors.bankwithsouthern.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

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

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include the Commercial Loan Committee or the Agricultural Loan Committee.  The Commercial Loan Committee consists of several senior lending officers of the Bank and is responsible for approving commercial lending relationships up to $1,000,000.  The Agricultural Loan Committee consists of several senior lending officers of the Bank and is responsible for approving agricultural lending relationships of up to $1,00,000.  Loan requests above these approval authorities are presented to the Loan Officers Committee, comprised of our President, Chief Lending Officer, and Chief Credit Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in aggregate, in excess of $1.5 million require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2012, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $21.6 million. However, the Bank's internal lending limit established by the Board of Directors is $10.0 million. On limited occasions and with board approval, the Bank has allowed exceptions to its internal lending limit.  At June 30, 2012, the Bank's five largest credit relationships, as defined by loan to one borrower limitations, ranged from $8.4 million to $11.2 million, net of participation interests sold. Related to one of these larger relationships, a single party guarantees credit exposures totaling $19.4 million, however, $11.3 million of that total exposure is supported three independent repayment sources. As of June 30, 2012, the majority of these credits were commercial real estate, commercial, or multi-family real estate loans and all of them continued to perform according to their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$201,013	34.45%	$199,855	35.91%	$158,494	37.86%
Commercial real estate (1)	200,957	34.44	185,159	33.27	121,526	29.03
Construction	40,182	6.89	29,921	5.38	27,951	6.68
Total mortgage loans	442,152	75.78	414,965	74.56	307,971	73.56

Other Loans:
Automobile loans	7,552	1.29	9,024	1.62	8,442	2.02
Commercial business (2)	137,004	23.48	126,290	22.69	97,481	23.28
Home equity	15,856	2.72	14,027	2.52	12,879	3.08
Other	5,578	0.96	6,912	1.24	5,003	1.19
Total other loans	165,990	28.45	156,253	28.07	123,805	29.56

Total loans	608,142	104.23	571,218	102.63	431,776	103.13

Less:
Undisbursed loans in process	17,370	2.98	8,330	1.50	8,705	2.08
Deferred fees and discounts	(185)	(0.02)	(126)	(0.02)	(121)	(0.03)
Allowance for loan losses	7,492	1.28	6,438	1.16	4,509	1.08
Net loans receivable	$583,465	100.00%	$556,576	100.00%	$418,683	100.00%

Type of Security:
Residential real estate
One-to four-family	$189,313	32.45	$189,282	34.01	$167,622	40.04
Multi-family	36,513	6.26	30,272	5.44	12,475	2.98
Commercial real estate	162,478	27.85	145,453	26.13	96,601	23.07
Land	58,830	10.08	52,933	9.51	34,518	8.24
Commercial	132,022	22.63	123,295	22.15	94,224	22.51
Consumer and other	28,986	4.97	29,983	5.39	26,336	6.29
Total loans	608,142	104.23	571,218	102.63	431,776	103.13

Less:
Undisbursed loans in process	17,370	2.98	8,330	1.50	8,705	2.08
Deferred fees and discounts	(185)	(0.02)	(126)	(0.02)	(121)	(0.03)
Allowance for loan losses	7,492	1.08	6,438	1.16	4,509	1.08
Net loans receivable	$583,465	100.00%	$556,576	100.00%	$418,683	100.00%

___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $48.6 million, $42.4 million and $28.3 million as of June 30, 2012, 2011, and 2010, respectively.

(2)	Commercial business loan balances included agricultural equipment and production loans of $50.8 million, $45.3 million and $35.9 million as of June 30, 2012, 2011, and 2010, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$115,716	19.83%	$129,967	23.35%	$107,190	25.60%
Commercial real estate	128,954	22.10	120,327	21.62	70,643	16.87
Construction	35,886	6.15	27,947	5.02	21,467	5.13
Consumer	13,130	2.25	15,934	2.86	13,439	3.21
Commercial business	75,910	13.01	77,154	13.86	50,747	12.12

Total fixed-rate loans	369,596	63.34	371,329	66.72	263,486	62.93

Adjustable-Rate Loans:
Residential real estate	85,296	14.62	69,917	12.56	51,304	12.25
Commercial real estate	72,005	12.34	64,831	11.65	50,883	12.15
Construction	4,296	0.74	1,975	0.35	6,484	1.55
Consumer	15,855	2.72	14,030	2.52	12,885	3.08
Commercial business	61,094	10.47	49,136	8.83	46,734	11.16

Total adjustable-rate loans	238,546	40.88	199,889	35.91	168,290	40.20

Total loans	608,142	104.23	571,218	102.63	431,776	103.13

Less:
Undisbursed loans in process	17,370	2.98	8,330	1.50	8,705	2.08
Net deferred loan fees	(185)	(0.03)	(126)	(0.02)	(121)	(0.03)
Allowance for loan loss	7,492	1.28	6,438	1.16	4,509	1.08
Net loans receivable	$583,465	100.00%	$556,576	100.00%	$418,683	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2012, residential loans secured by one- to four-family residences totaled $177.0 million, or 30.3% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2012, the Bank originated $25.5 million of ARM loans and $13.7 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $7.9 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market.  Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50 basis points, but does not require private mortgage insurance.  At June 30, 2012, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $50.8 million.  For fiscal years ended June 30, 2012, 2011, and 2010, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $12.7 million, $6.7 million and $7.9 million, respectively, a total of $27.3 million.  The remaining balance of those loans at June 30, 2012, was $25.7 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Company.  Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt.  The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loans files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2012, one- to four-family loans with a fixed rate totaled $104.6 million, and had a weighted-average maturity of 176 months.

The Bank currently originates one- to four-family adjustable rate mortgage (“ARM”) loans, which adjust annually, after an initial period of one, three, five, or seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2012, one- to four-family loans tied to the CMT index totaled $69.5 million. One- to four-family loans tied to other indices totaled $2.9 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2012 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary market area.  At June 30, 2012, the Bank had $24.1 million, or 4.1% of net loans receivable, in multi-family residential real estate.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities up to five years.  Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement.  Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate.  Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value.  As a general rule, the Company requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2012, the Bank had $201.0 million in commercial real estate loans, which represented 34.4% of net loans receivable. Of this amount, $48.6 million were loans secured by agricultural properties.  The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development.  The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Company expects to continue to maintain or increase the percentage of commercial real estate loans in its total portfolio.

Most commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate.  The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 38 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.  Agricultural real estate loans generally require an annual payment. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2012, the Bank had $40.2 million, or 6.89% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2012, $12.4 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $6.2 million was for speculative construction), $12.4 million of which were secured by multifamily residential real estate, and $15.4 million of which were secured by commercial real estate.  During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2012, the Bank's consumer loan portfolio totaled $29.0 million, or 4.97% of net loans receivable.

Home equity loans represented 54.7% of the Bank's consumer loan portfolio at June 30, 2012, and totaled $15.9 million, or 2.72% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2012, lines of credit up to 80% of the property value represented 85.0% of outstanding balances, and 87.7% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 14.5% of outstanding balances and 11.8% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.5% of outstanding balances and 0.4% of balances and commitments.

Automobile loans represented 26.05% of the Bank's consumer loan portfolio at June 30, 2012, and totaled $7.6 million, or 1.29% of net loans receivable. Of that total, $55,000 represented loans originated by auto dealers. The Bank generally pays a negotiated fee back to the dealer for these loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2012, the Bank had $137.0 million in commercial business loans outstanding, or 23.5% of net loans receivable. Of this amount, $50.8 million were loans related to agriculture, including amortizing equipment loans and annual production lines.  The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development.  The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained.  The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $75.9 million in fixed rate and $61.1 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2012. Commitments to extend credit totaled $100.4 million at June 30, 2012.

	Less Than 1 year	1-3 Years		4-5 years	More Than 5 Years	Total
	(In Thousands)

Federal Home Loan Bank advances	$ ---	$	---	$10,000	$14,500	$24,500
Certificates of deposit	158,873		49,900	13,935	8,606	231,314
Total	$158,873		$49,900	$23,935	$23,106	$255,814

	Less Than 1 year	1-3 Years		4-5 years	More Than 5 Years	Total
	(In Thousands)

Construction loans in process	$17,370	$	---	$ ---	$ ---	$17,370
Other commitments	38,560		37,334	1,184	5,908	82,986
	$55,930		$37,334	$1,184	$5,908	$100,356

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2012 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$18,728	$73,059	$20,198	$89,027	$201,012
Commercial real estate	54,226	131,445	6,056	9,231	200,958
Construction	35,976	743	3,338	125	40,182
Consumer	3,593	12,551	12,841	-	28,985
Commercial business	82,455	36,135	11,722	6,693	137,005
Total loans	$194,978	$253,933	$54,155	$105,076	$608,142

As of June 30, 2012, loans with a maturity date after June 30, 2013 with fixed interest rates totaled $258.1 million, and loans with a maturity date after June 30, 2013 with adjustable rates totaled $167.4 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are taken and processed at each of the Bank's full-service locations. The Bank began offering secondary market loans, which are also originated by the Bank's staff, to customers during fiscal year 2002.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2012, the Bank originated $200.8 million of loans, compared to $150.4 million and $145.9 million in fiscal 2011 and 2010, respectively. Of these loans, mortgage loan originations were $138.4 million, $118.6 million and $98.6 million in fiscal 2012, 2011 and 2010, respectively.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2012, the Bank purchased $839,000 of new loan participations. At June 30, 2012, loan participations totaled $15.8 million, or 2.71% of net loans receivable. At June 30, 2012, all of these participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)

Total loans at beginning of period	$571,218	$431,776	$388,390

Loans originated:
One-to four-family residential	47,403	34,288	35,862
Multi-family residential and commercial real estate	68,559	58,016	41,325
Construction loans	22,477	26,247	21,444
Commercial and industrial	44,972	24,029	31,677
Consumer and others	17,398	7,841	15,638
Total loans originated	200,809	150,241	145,946

Loans purchased:
Total loans purchased (1)	839	123,007	25,887

Loans sold:
Total loans sold	(11,914)	(14,501)	(6,917)

Principal repayments	(146,123)	(107,843)	(101,162)
Participation principal repayments	(5,421)	(10,469)	(18,442)

Foreclosures	(1,266)	(1,173)	(1,926)
Net loan activity	36,924	139,442	43,386

Total loans at end of period	$608,142	$571,218	$431,776

_____________________
(1)
Amounts reported in fiscal 2011 and 2010 include the Company’s acquisition of loans recorded at a $114.6 million and $15.1 million fair value, respectively, in the December 2010 acquisition of the former First Southern Bank and in the July 2009 acquisition of the Southern Bank of Commerce.

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and standby letters-of-credit. The Bank had outstanding net loan commitments of approximately $100.4 million at June 30, 2012. See Note 15 of Notes to the Consolidated Financial Statements contained in Item 8.

Loan Fees

In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Asset Quality

Delinquent Loans. Generally, when a borrower fails to make a required payment on mortgage or installment loans, the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will typically send a 30-day demand notice to the customer which, if not cured or unless satisfactory arrangements have been made, will lead to foreclosure. For consumer loans, the Missouri Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2012.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	2	$67	3	$59	5	$126
Commercial real estate	1	41	1	797	2	838
Commercial non-real estate	---	---	1	80	1	80
Other consumer	---	---	---	---	---	---
Totals	3	$108	5	$936	8	$1,044

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

For information regarding accrual of interest on impaired loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.

The Company generally treats loans acquired with impaired credit quality as an accruing asset, despite reporting such loans as impaired, because these loans are recorded at acquisition at fair value, which includes an accretable discount which is recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Nonaccruing loans:
Residential real estate	$395	$97	$154	$343	$	---
Commercial real estate	977	152	51	241		---
Consumer	16	12	24	9		---
Commercial business	1,010	2	9	66		---
Total	2,398	263	238	659		---

Loans 90 days past due accruing interest:
Residential real estate	---	189	9	137		---
Commercial real estate	---	125	---	---		---
Consumer	---	122	51	---		6
Commercial business	---	2	34	---		---
Total	---	438	94	137		6

Total nonperforming loans	2,398	701	332	796		6

Nonperforming investments	125	125	125	125		---
Foreclosed assets held for sale:
Real estate owned	1,426	1,515	1,501	313		38
Other nonperforming assets	9	34	90	137		24
Total nonperforming assets	$3,958	$2,375	$2,048	$1,371		$68

Total nonperforming loans to net loans	0.41%	0.13%	0.08%	0.22%		0.00%
Total nonperforming loans to total assets	0.32%	0.10%	0.06%	0.17%		0.00%
Total nonperforming assets to total assets	0.54%	0.35%	0.37%	0.29%		0.02%

At June 30, 2012, troubled debt restructurings (TDRs) totaled $4.9 million, of which $1.7 million was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at June 30, 2012, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2008 through 2011, the Company had no restructured loans within the meaning of ASC Topic 310.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2012, the Company's balance of real estate owned totaled $1.4 million and included $466,000 residential and $960,000 nonresidential properties.

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

On the basis of management's review of the assets of the Company, at June 30, 2012, classified assets totaled $12.2 million, or 1.65% of total assets as compared $11.6 million, or 1.69% of total assets at June 30, 2011. Of the amount classified as of June 30, 2012, $12.2 million was considered substandard, while $0 was considered doubtful. At June 30, 2012, significant classified assets included one loan relationship with outstanding classified balances of $2.9 million, secured by commercial and agricultural real estate, and another loan relationship with outstanding classified balances of $1.7 million, secured by commercial real estate and equipment, both classified due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt. All of the Company's investments in pooled trust preferred securities, with a book value of $1.6 million, were classified, also due to concerns about the ability of the pools to continue to generate sufficient cash flows to service the debt.  Three of these securities, with a book value of $1.1 million (included in the total of $1.6 million, above) have deferred interest payments as of June 30, 2012. In addition to these trust preferred securities, one loan with an outstanding balance of approximately $800,000 was greater than 90 days past due at June 30, 2012; all other material classified assets were performing in accordance with terms at June 30, 2012.

Other Loans of Concern. In addition to the non-performing assets discussed above, there was also an aggregate of $7.1 million in loans, consisting primarily of a $5.2 million loan to a bank holding company, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. The loan continued to perform according to terms as of June 30, 2012, but was identified as another loan of concern due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt.  At June 30, 2009, this loan was classified as “substandard” and was upgraded during fiscal 2010 based on actions taken by the borrower.

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2012, of $7.5 million, which represented 189% of nonperforming assets as compared to an allowance of $6.4 million, which represented 271% of nonperforming assets at June 30, 2011.

At June 30, 2012, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $473,000, as compared to $557,000 at June 30, 2011. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Allowance at beginning of period	$6,438	$4,509	$3,993	$3,199	$2,387
Recoveries
Residential real estate	7	3	8	3	1
Construction real estate	1	25	---	---	---
Commercial real estate	---	1	3	6	---
Commercial business	16	7	5	3	168
Consumer	15	18	5	14	14
Total recoveries	39	54	21	26	183

Charge offs:
Residential real estate	98	158	153	19	34
Construction real estate	---	158	---	---	---
Commercial real estate	41	60	76	11	---
Commercial business	436	67	118	242	5
Consumer	195	66	83	111	55
Total charge offs	770	509	430	383	94

Net recoveries (charge offs)	(731)	(455)	(409)	(357)	89
Provision for loan losses	1,785	2,385	925	1,151	723

Balance at end of period	$7,492	$6,439	$4,509	$3,993	$3,199

Ratio of allowance to total loans outstanding at the end of the period	1.27%	1.14%	1.06%	1.07%	0.92%
Ratio of net charge offs to average loans outstanding during the period	0.13%	0.09%	0.10%	0.10%	(0.03)%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$1,635	33.05%	$1,618	34.99%	$902	36.71%	$750	40.03%	$626	42.40%

Construction	243	6.61	193	5.24	198	6.47	128	6.06	88	3.96

Commercial real estate	2,986	33.04	2,671	32.41	1,605	28.14	1,217	25.02	969	24.37

Consumer	484	4.77	441	5.25	473	6.10	367	5.96	333	6.11
Commercial business	2,144	22.53	1,515	22.11	1,330	22.58	1,038	22.93	952	23.16

Unallocated	---	---	---	---	---	---	493	---	231	---

Total allowance for loan losses	$7,492	100.00%	$6,438	100.00%	$4,508	100.00%	$3,993	100.00%	$3,199	100.00%

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

The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President, the CFO, the COO and four outside directors.

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2012, AFS securities totaled $75.1 million (excluding FHLB and FRB membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

As of June 30, 2012, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2012, the Company's debt and other securities portfolio totaled $55.9 million, or 7.55% of total assets as compared to $38.8 million, or 5.6% of total assets at June 30, 2011. During fiscal 2012, the Bank had $26.0 million in maturities and $51.2 million in security purchases. Of the securities that matured, $25.9 million was called for early redemption. At June 30, 2012, the investment securities portfolio included $18.1 million in U.S. government and government agency bonds, of which the full amount is subject to early redemption at the option of the issuer, and $36.4 million in municipal bonds, of which $31.4 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $1.4 million in other securities (including $544,000 estimated fair value in pooled trust preferred securities). Based on projected maturities, the weighted average life of the investment securities portfolio at June 30, 2012, was 42 months.  Membership stock held in the FHLB of Des Moines, totaling $2.0 million, and the FRB of St. Louis, totaling $1.0 million, was not included in the above totals.

At June 30, 2012, the Company owned four pooled trust preferred securities with a fair value of $544,000 and a book value of $1.8 million.  The June 30, 2012, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of the three securities. For the fourth security, an analysis at December 31, 2008, indicated other-than temporary impairment (OTTI), and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and fiscal year ended June 30, 2009.   Analyses performed quarterly and at fiscal year end in 2012 indicated no further impairment of any securities owned by the Company. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

Mortgage-Backed Securities. At June 30, 2012, MBS totaled $19.3 million, or 2.6%, of total assets as compared to $24.5 million, or 3.6%, of total assets at June 30, 2011. During fiscal 2012, the Bank had maturities and prepayments of $13.2 million and $8.5 million in purchases of MBS. At June 30, 2012, the MBS portfolio included $164,000 in adjustable-rate MBS, $8.2 million in fixed-rate MBS, $7.8 million in fixed rate collateralized mortgage obligations (CMOs), and $3.0 million in floating-rate CMOs, all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2012, was 24 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2012		2011		2010
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$18,100	30.73%	$12,976	30.98%	$12,414	34.64%
State and political subdivisions	36,381	61.77	24,981	59.65	19,769	55.17
FHLMC preferred stock	---	---	---	---	6	0.02
Other securities	1,393	2.37	834	1.99	442	1.23
FHLB membership stock	2,018	3.43	2,369	5.66	2,622	7.32
FRB membership stock	1,001	1.70	719	1.72	583	1.63
Total	$58,893	100.00%	$41,879	100.00%	$35,836	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2012.

	Available for Sale Securities June 30, 2012
	Amortized Cost		Fair Value		Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$	---	$	---	---%
Due after 1 year but within 5 years		3,006		3,007	0.45
Due after 5 years but within 10 years		8,031		8,061	1.21
Due over 10 years		7,009		7,032	1.42
Total		18,046		18,100	1.16%

State and political subdivisions:
Due within 1 year		215		215	1.91%
Due after 1 year but within 5 years		2,686		2,699	2.87
Due after 5 years but within 10 years		11,085		11,669	4.65
Due over 10 years		20,670		21,798	5.01
Total		34,656		36,381	4.71%

Other securities:
Due within 1 year		---		---	---%
Due after 1 year but within 5 years		1,096		1,110	5.38
Due after 5 years but within 10 years		---		---	---
Due over 10 years		1,551		283	1.14
Total		2,647		1,393	2.90%

No stated maturity:
FHLB membership stock		2,018		2,018	1.97%
FRB membership stock		1,001		1,001	6.00
Total		3,019		3,019	3.31%

Total debt and other securities		$58,368		$58,893	3.46%

The following table sets forth certain information at June 30, 2012 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2012
(In thousands)
Amounts due:
Within 1 year	$50
After 1 year through 3 years	334
After 3 years through 5 years	56
After 5 years	18,254
Total	$18,694

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2012, which have fixed, floating, or adjustable interest rates.

At June 30, 2012
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$15,447
Adjustable	3,197
Total	$18,644

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$3,420	$3,666	$4,830	$5,186	$7,317	$7,815
GNMA certificates	79	81	89	91	99	101
FNMA certificates	4,437	4,694	4,633	4,987	7,102	7,613
Collateralized mortgage obligations issued by government agencies	10,758	10,812	13,938	14,272	18,064	18,805
Total	$18,694	$19,253	$23,490	$24,536	$32,582	$34,334

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

The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include radio and newspaper advertisements, as well as “grassroots” marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits at June 30, 2012:

As of June 30, 2012
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$54,813	9.37%
1.50	None	NOW Accounts	100	193,870	33.15
0.55	None	Savings Accounts	100	86,717	14.83
0.63	None	Money Market Deposit Accounts	1,000	18,099	3.09

		Certificates of Deposit
0.53	Less than 6 months	Fixed Rate/Term	1,000	13,533	2.31
0.61	Less than 6 months	IRA Fixed Rate/Term	1,000	1,327	0.23
1.04	7-12 months	Fixed Rate/Term	1,000	83,186	14.22
1.00	7-12 months	IRA Fixed Rate/Term	1,000	9,610	1.64
1.43	13-24 months	Fixed Rate/Term	1,000	42,684	7.30
1.27	13-24 months	IRA Fixed Rate/Term	1,000	6,434	1.10
1.00	13-24 months	IRA Variable Rate/Fixed Term	1,000	236	0.04
1.98	25-36 months	Fixed Rate/Term	1,000	24,269	4.15
2.08	25-36 months	IRA Fixed Rate/Term	1,000	7,353	1.26
2.99	48 months and more	Fixed Rate/Term	1,000	31,677	5.42
3.03	48 months and more	IRA Fixed Rate/Term	1,000	11,006	1.88
				$584,814	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2012. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$25,310
Over three through six months	21,085
Over six through twelve months	32,766
Over 12 months	38,252
Total	$117,413

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2012	2011	2010
	(In thousands)

0.00 - 0.99%	$59,459	$26,139	$5,577
1.00 - 1.99%	106,610	148,430	82,606
2.00 - 2.99%	37,864	57,994	57,961
3.00 - 3.99%	24,186	25,888	33,905
4.00 - 4.99%	2,499	4,651	10,737
5.00 - 5.99%	696	1,545	1,735

Total	$231,314	$264,647	$192,521

The following table sets forth the amount and maturities of all time deposits at June 30, 2012.

	Amount Due
						Total	Percent
	Less						of Total
	Than One	1 - 2	2 - 3	3 - 4	After		Certificate
	Year	Years	Years	Years	4 Years		Accounts
	(Dollars in thousands)

0.00 – 0.99%	$54,497	$4,564	$301	$97	$-	$59,459	25.71%
1.00 – 1.99%	78,094	18,458	3,998	932	5,128	106,610	46.09
2.00 - 2.99%	18,838	7,239	1,037	7,272	3,478	37,864	16.37
3.00 - 3.99%	4,843	5,915	7,794	5,634	---	24,186	10.46
4.00 - 4.99%	1,905	594	---	---	---	2,499	1.08
5.00 - 5.99%	696	---	---	---	---	696	0.30

Total	$158,873	$36,770	$13,130	$13,935	$8,606	$231,314	100.00%

Deposit Flow

The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2012			2011			2010
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$54,813	9.37%	$21,965	$32,848	5.86%	$4,053	$28,795	6.81%	$7,491
NOW checking	193,870	33.15	41,395	152,475	27.22	48,762	103,713	24.52	38,599
Savings accounts	86,717	14.83	(7,662)	94,379	16.85	3,994	90,385	21.37	31,787
Money market deposit	18,099	3.09	2,297	15,802	2.82	8,322	7,480	1.77	847
Fixed-rate certificates which mature(1):
Within one year	158,873	27.17	(22,351)	181,224	32.35	33,400	147,824	34.96	35,160
Within three years	49,664	8.49	(11,613)	61,277	10.94	29,918	31,359	7.42	(1,657)
After three years	22,542	3.85	643	21,899	3.91	8,814	13,085	3.09	(1,259)
Variable-rate certificates which mature: Within one year	---	0.00	(123)	123	0.02	(1)	124	0.03	(22)
Within three years	236	0.04	112	124	0.02	(4)	128	0.03	(8)
Total	$584,814	100.00%	$24,663	$560,151	100.00%	$137,258	$422,893	100.00%	$110,938

___________________________
(1)           At June 30, 2012, 2011 and 2010, certificates in excess of $100,000 totaled $117.4 million, $132.6 million and $85.5 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2012	2011	2010
	(In thousands)

Beginning Balance	$560,151	$422,893	$311,955

Net increase before interest credited	17,817	129,772	104,088
Interest credited	6,846	7,486	6,850
Net increase in deposits	24,663	137,258	110,938

Ending balance	$584,814	$560,151	$422,893

In the unlikely event the Bank is liquidated, depositors will be entitled to payment of their deposit accounts prior to any payment being made to the Company as the sole stockholder of the Bank.

Borrowings. As a member of the FHLB of Des Moines, the Bank has the ability to apply for FHLB advances. These advances are available under various credit programs, each of which has its own maturity, interest rate and repricing characteristics. Additionally, FHLB advances have prepayment penalties as well as limitations on size or term. In order to utilize FHLB advances, the Bank must be a member of the FHLB system, have sufficient collateral to secure the requested advance and own stock in the FHLB equal to 4.45% of the amount borrowed. See "REGULATION – The Bank – Federal Home Loan Bank System."

Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2012, the Bank had $24.5 million in FHLB advances, all of which had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, and no short-term borrowings. An additional $2.0 million in credit from the FHLB had been utilized, at June 30, 2012, through the issuance of letters of credit to secure public unit deposits.  In order for the Bank to borrow from the FHLB, it has pledged $268.9 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $39.6 million) and has purchased $2.0 million in FHLB stock. At June 30, 2012, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $153.4 million, as compared to $108.3 million at June 30, 2011.

Additionally, the Bank is approved to borrow from the FRB’s discount window on a primary credit basis.  Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC.  The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window.  As of June 30, 2012, the Bank was approved to borrow up to $65.0 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2012, the Bank had outstanding $25.6 million in repurchase agreements, as compared to $25.2 million at June 30, 2011.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2012, the current rate was 3.22%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds of the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp is using the net proceeds for working capital and investment in its subsidiaries.  Trust Preferred Securities currently qualify as Tier I Capital for regulatory purposes. See "Regulation" for further discussion on the treatment of the trust-preferred securities.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2012		2011		2010
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$	---	$	---	$	---
Securities sold under agreements to repurchase		25,642		25,230		30,369
Total short-term borrowings		$25,642		$25,230		$30,369

Weighted average rate at year end		0.87%		0.86%		0.85%

The following table sets fort certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
FHLB advances
Daily average balance	$30,624	$37,114	$57,399
Weighted average interest rate	4.03%	4.19%	4.68%
Maximum outstanding at any month end	$33,500	$43,500	$72,500

Securities sold under agreements to repurchase
Daily average balance	$26,956	$29,285	$27,674
Weighted average interest rate	0.87%	0.99%	0.84%
Maximum outstanding at any month end	$29,949	$34,917	$31,230

Subordinated Debt
Daily average balance	$7,217	$7,217	$7,217
Weighted average interest rate	3.22%	3.14%	3.15%
Maximum outstanding at month end	$7,217	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2012 and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

REGULATION

The following is a brief description of certain laws and regulations applicable to the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this prospectus do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Missouri state legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

Recently Enacted Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•
The Consumer Financial Protection Bureau (“CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2012;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC’s Deposit Insurance Fund (“DIF”) increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Bank under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2012, the Bank was in compliance with these reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business - Deposit Activities and Other Sources of Funds - Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2012, the Bank had $2.0 million in FHLB stock, which was in compliance with this requirement. The Bank received $69,000 and $74,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2012 and 2011, respectively.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The general insurance limit is $250,000. Under the Dodd-Frank Act, noninterest-bearing transaction accounts (but not NOW or IOLTA accounts) will have unlimited deposit insurance coverage from December 30, 2010, through December 31, 2012.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against a member bank of the Federal Reserve system after giving the FRB an opportunity to take such action.

As a result of a decline in the reserve ratio (the ratio of the net worth of the Deposit Insurance Fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of Southern Bank’s prepaid assessment at June 30, 2012 was $772,000.

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

The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from 1.0 basis points to 38 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from 0.5 basis points to 35 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter of fiscal 2012 was 0.66 basis points (annualized) of assessable deposits.

Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for depository institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier 1 risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier 1 risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings, liquidity or sensitivity to market risk. (The agency may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan is based on realistic assumptions, and is likely to succeed in restoring the institution's capital and would not appreciably increase the risks to which the institution is exposed.

The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions:  (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) employ qualified senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

At June 30, 2012, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.

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

Guidance on Subprime Mortgage Lending. The federal banking agencies have issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve "payment shock" and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower's ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems. The guidance recommends that institutions refer to the Guidelines (discussed above) which provide underwriting standards for all real estate loans.

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

Guidance on Commercial Real Estate Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FRB and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk.

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

For a discussion of the Bank's capital position relative to its FRB capital requirements at June 30, 2012, see Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

New Proposed Capital Rules. In June 2012, the FRB and the federal banking agencies approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules are subject to a public comment period prior to adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to a risk weight between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

It is difficult to predict when new capital rules may become effective or what form they may take.

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

Affiliate Transactions. The Company and the Bank are legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (or any other affiliate), generally limiting such transactions with the affiliate to 10% of the Bank's capital and surplus and limiting all such transactions with all affiliates to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

Federally insured banks are subject, with certain exceptions, to certain additional restrictions (including collateralization) on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

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

The amount of dividends actually paid by the Bank during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

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

Bank Holding Company Regulation. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act (“BHCA”). As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of financial strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the Dodd-Frank Act, this policy is codified and rules to implement it will be established. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The Company is subject to the activity limitations imposed on bank holding companies that are not financial holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

The FRB has established minimum leverage ratio and risk-based capital requirements for bank holding companies that are substantially the same as those for FRB-regulated banks. Under the proposed new capital rules described above for the Bank, the same capital requirements would apply to the Company.

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

Arkansas Taxation

General.  Due to its loan activity and the acquisition of an Arkansas banks in recent periods, the Bank is subject to an Arkansas income tax.  The tax is imposed on the Bank’s apportioned taxable income at a rate of 6%.

Audits

There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

For additional information regarding taxation, see Note 11 of Notes to the Consolidated Financial Statements contained in Item 8.

PERSONNEL

As of June 30, 2012, the Company had 155 full-time employees and 24 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

EXECUTIVE OFFICERS

Greg A. Steffens, the Company’s President and Chief Executive Officer, has been with us since 1998. He was hired in 1998 as Chief Financial Officer and was appointed President and CEO in1999. He has over 22 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Mount Vernon, Missouri-based Sho-Me Financial Corp, prior to the sale of that company.  Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision.

Matthew T. Funke, the Company’s Chief Financial Officer, has worked for us since 2003. He has more than 13 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc., where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly.

Lora L. Daves, the Company’s Chief of Credit Administration, has worked for us since 2006. Ms. Daves is responsible for the administration of the Company’s credit portfolio, including analysis of proposed new credits and monitoring of the portfolio’s credit quality. Ms. Daves has over 23 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp, headquartered in Minneapolis, Minnesota, during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses.  She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a Southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager.

William D. Hribovsek, our Chief Lending Officer, has been with us since 1999. Mr. Hribovsek joined the Company as its senior commercial lender, and was named Chief Lending Officer in 2006. He has over 32 years banking experience.  Prior to joining the Company, Mr. Hribovsek was employed as a commercial lender from 1979 to 1999 with Commerce Bank of Poplar Bluff, which was since merged with and into Commerce Bank, N.A., a subsidiary of Commerce Bancshares, Inc., headquartered in Kansas City, Missouri.  While with Commerce Bank, Mr. Hribovsek oversaw the institution’s installment loan department for 12 years.

Kimberly A. Capps, the Company’s Chief Operations Officer, has been with us since 1994. She has over 20 years banking experience.  Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum, where she specialized in financial institution audits and taxation.

INTERNET WEBSITE

We maintain a website with the address of www.bankwithsouthern.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available at http://investors.bankwithsouthern.com. For more information regarding access to these filings on our website, please contact our Corporate Secretary, Southern Missouri Bancorp, Inc., 531 Vine Street, Poplar Bluff, Missouri, 63901; telephone number (573) 778-1800.

Item 1A.     Risk Factors

Risks Relating to Our Business and Operating Environment

An investment in our securities is subject to inherent risks.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment.

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

At June 30, 2012 and June 30, 2011, our nonperforming assets were $4.0 million and $2.4 million, respectively, or 0.54% and 0.35% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown that has continued. Further deterioration in economic conditions, particularly within our primary market area in southeast and southwest Missouri and northeast and north central Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

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

Our business activities and credit exposure are primarily concentrated in southeast and southwest Missouri and northeast and north central Arkansas. While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans could be affected by the downturn in the residential real estate market. We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Our construction lending exposes us to significant risk.

Our construction loan portfolio, which totaled $40.2 million, or 6.87% of loans, net, at June 30, 2012, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2012, 57.92% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 45.2% of our portfolio at June 30, 2006, in order to improve the yield on our assets. At June 30, 2012, our loan portfolio included $201.0 million of commercial real estate loans and $137.0 million of commercial business loans compared to $65.4 million and $65.1 million, respectively, at June 30, 2006. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $48.6 million, or 8.33% of our loan portfolio, net, at June 30, 2012. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are cotton, rice, corn and soybean. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2006, when these loans totaled $5.6 million, or 2.0% of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2012, these loans totaled $50.8 million, or 8.71%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2006, when such loans totaled $11.1 million, or 4.0% of our loan portfolio.

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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•
We have completed two acquisitions within the past three years and opened additional banking offices in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, we may at some point need to raise additional capital to support our operations or continued growth, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock, or otherwise adversely affect your investment.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2012, the Company determined that none of its goodwill or other intangible assets were impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2012, the Company’s net deferred tax asset was $1.7 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and the Company’s expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2012. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including new financial reform legislation recently enacted by Congress that is expected to increase our costs of operations.

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and by the Federal Reserve. The FDIC, DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or other wise materially adversely affect our business, financial condition or prospects.

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation that involve us;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock.

There may be future sales of additional common stock or other dilution of our stockholders’ equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or similar securities in the market or the perception that such sales could occur.

The Company may issue debt and equity securities that are senior to Company common stock as to distributions and in liquidation, which could negatively affect the value of Company common stock.

In the future, the Company may increase its capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Company’s liquidation, its lenders and holders of its debt or preferred securities would receive a distribution of the Company’s available assets before distributions to the holders of Company common stock. The Company’s decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. The Company cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of Company common stock and dilute a shareholder’s interest in the Company.

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

Under the terms of the SBLF Preferred Stock and the securities purchase agreement between us and the Treasury in connection with the SBLF transaction our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce out Tier 1 capital from the level on the SBLF closing date by more than 10%. In addition, if we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock. The terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing. These restrictions could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

The Company’s participation in the SBLF program restricts the Company’s ability to pay dividends to common shareholders, restricts the Company’s ability to repurchase shares of common stock, and could have other negative effects.

 In July 2011, we sold to the U.S. Treasury $20.0 million of the SBLF preferred stock. We have the right to redeem the SBLF preferred stock at any time subject to consultation with our federal banking regulator. The payment of dividends on the SBLF preferred stock reduces the amount of earnings available to pay dividends to common shareholders, as described in the next risk factor. This could negatively affect our ability to pay dividends on our common stock.  The terms of the SBLF preferred stock also restrict our ability to pay dividends on, and repurchase, our common stock.

The dividend rate on the SBLF preferred stock will fluctuate initially.  The cost to us of the capital we received from the SBLF preferred stock will increase significantly if the level of our “Qualified Small Business Lending” decreases.

The dividend rate on the SBLF preferred stock will fluctuate initially.  The cost to us of the capital we received from the SBLF preferred stock will increase significantly if the level of our “Qualified Small Business Lending” decreases.

The per annum dividend rate on the SBLF preferred stock can fluctuate on a quarterly basis during the first ten quarters during which the SBLF preferred stock is outstanding, based upon changes in the amount of “Qualified Small Business Lending” or “QSBL” by the Bank from a “baseline” level (the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2010, adjusted for balance increases attributable to acquisitions, mergers, or purchases of loans; the Bank’s adjusted QSBL baseline is $188.6 million.

The dividend rate for the SBLF preferred stock has varied between 1.00000% and 3.90230% for the initial six measurement periods (beginning March 31, 2011, through June 30, 2012).  For the seventh dividend period through the tenth dividend period, the dividend rate may be adjusted to between one percent and five percent, to reflect the amount of percentage change in the Bank’s level of QSBL from the baseline level to the level as of the end of the second quarter preceding the dividend period in question.

For the eleventh dividend period to four and one half years after the issuance date (i.e., to January 19, 2016), the per annum dividend rate will be fixed at between one percent (1%) and five percent (5%), based upon the increase in QSBL from the baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), or will be fixed at seven percent (7%) if there is no increase (or if there is a decrease) in QSBL from the baseline to the level as of the end of the ninth dividend period.  From and after four and one-half years from the issuance date, the dividend rate will be fixed at nine percent (9%), regardless of the amount of QSBL.  In addition, if there is no increase (or if there is a decrease) in QSBL from the baseline to the level as of the end of the ninth dividend period, then beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, we must pay on each outstanding share of SBLF preferred stock a lending incentive fee of one-half of one percent (0.5%) of the liquidation amount per share (effectively increasing the per annum dividend rate to nine percent (9.0%)).

For fiscal 2012, the SBLF dividend rate averaged approximately 2.14%, providing an annualized cost of this capital to us of approximately $428,000.  An increase in the dividend rate to five percent would increase the annual cost of this capital to $1.0 million and an increase to nine percent would increase the annual cost of this capital to $1.8 million.  Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity and the availability of funds to pay dividends on our common stock.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of  June 30, 2012 we had outstanding $7.2 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by a subsidiary of ours that is a statutory business trust.  We have also guaranteed those trust preferred securities.  The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.                      Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2012.

Location	Year Opened	Building Net Book Value as of June 30, 2012	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine St. Poplar Bluff, Missouri	1966	$953	Owned	Owned

Branch Offices

502 Main St. Van Buren, Missouri	1982	6	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	43	Leased	Owned

2080 Three Rivers Blvd. Poplar Bluff, Missouri	2011	---	Leased	Leased

713 Business 60 West Dexter, Missouri	1979	21	Owned	Owned

301 First St. Kennett, Missouri	2000	707	Owned	Owned

302 Washington St. Doniphan, Missouri	2001	501	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	76	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	841	Owned	Owned

100 W. Main St. Matthews, Missouri	2008	---	Leased	Leased

1727 W. Kingshighway Paragould, Arkansas	2009	490	Leased	Owned

2775 E. Nettleton Jonesboro, Arkansas	2009	1,141	Owned	Owned

100 N. Main Leachville, Arkansas	2009	80	Owned	Owned

601 N. Holman Brookland, Arkansas	2009	109	Owned	Owned

1583 S. St. Louis St	2010	---	Owned	Leased
Batesville, Arkansas

500 E. Race Ave.	2010	---	Leased	Leased
Searcy, Arkansas

4650 South National, Suite C-4 Springfield, Missouri	2010	---	Leased	Leased

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

The common stock of Southern Missouri Bancorp, Inc. is traded under the symbol “SMBC” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At June 30, 2012, there were 3,250,476 shares of common stock outstanding and approximately 245 common stockholders of record.

	Stock Price
2012 Quarters:	High	Low	Dividends per Share
First Quarter (ended 9/30/2011)	$25.95	$21.07	$0.12
Second Quarter (ended 12/31/2011)	26.70	21.97	0.12
Third Quarter (ended 3/31/2012)	24.00	19.85	0.12
Fourth Quarter (ended 6/30/2012)	23.05	20.39	0.12

2011 Quarters:
First Quarter (ended 9/30/2010)	$28.00	$19.97	$0.12
Second Quarter (ended 12/31/2010)	24.10	17.00	0.12
Third Quarter (ended 3/31/2011)	17.70	14.65	0.12
Fourth Quarter (ended 6/30/2011)	16.01	14.03	0.12

2010 Quarters:
First Quarter (ended 9/30/2009)	$16.75	$14.15	$0.12
Second Quarter (ended 12/31/2009)	14.50	11.80	0.12
Third Quarter (ended 3/31/2010)	11.80	10.80	0.12
Fourth Quarter (ended 6/30/2010)	12.15	9.39	0.12

Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, future dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations (See “Item 1. Description of Business – Regulation”), the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company.  The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to stockholders.  The terms of our SBLF preferred shares limits our ability to pay dividends to common stockholders if dividends on the SBLF preferred shares are not paid. See “Item 1A. Risk Factors – Risks Relating to our Common Stock – Regulatory and Contractual Restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.”

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2012.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/12-06/30/12 period	-	-	-	-
05/01/12-05/31/12 period	-	-	-	-
04/01/12-04/30/12 period	-	-	-	-

Item 6.                      Selected Financial Data

(dollars in thousands)	At June 30
Financial Condition Data:	2012	2011	2010	2009	2008
Total assets	$739,189	$688,200	$552,084	$466,334	$418,188
Loans receivable, net	583,465	556,576	418,683	368,993	343,438
Mortgage-backed securities	19,253	24,536	34,334	40,269	28,006
Cash, interest-bearing deposits
and investment securities	90,568	73,479	67,103	27,983	19,931
Deposits	584,814	560,151	422,893	311,955	292,257
Borrowings	50,142	58,730	73,869	102,498	85,854
Subordinated debt	7,217	7,217	7,217	7,217	7,217
Stockholders’ equity	94,728	55,732	45,649	42,008	30,472

(dollars in thousands, except per share data)	For The Year Ended June 30
Operating Data:	2012	2011	2010	2009	2008
Interest income	$38,965	$35,048	$27,541	$25,301	$25,327
Interest expense	9,943	11,285	11,225	11,204	13,547

Net interest income	29,022	23,763	16,316	14,097	11,780
Provision for loan losses	1,785	2,385	925	1,151	723

Net interest income after
provision for loan losses	27,237	21,378	15,391	12,946	11,057

Noninterest income	4,063	10,502	3,094	1,820	2,412
Noninterest expense	16,605	14,458	12,348	9,134	8,081

Income before income taxes	14,695	17,422	6,137	5,632	5,388
Income taxes	4,597	5,952	1,511	1,797	1,775
Net income	$10,098	$11,470	$4,626	$3,835	$3,613

Less: charge for early redemption of preferred stock issued at a discount	94	-	-	-	-
Less: effective dividend on preferred stock	424	512	510	289	-
Net income available to common stockholders	$9,580	$10,958	$4,116	$3,546	$3,613

Basic earnings per share available to
common stockholders	$3.43	$5.25	$1.98	$1.67	$1.64
Diluted earnings per share available to
common stockholders	$3.32	$5.12	$1.95	$1.67	$1.63
Dividends per share	$0.48	$.48	$.48	$.48	$.40

(dollars in thousands)	At June 30
Other Data:	2012	2011	2010	2009	2008
Number of:
Real estate loans	3,583	3,758	3,282	2,957	2,868
Deposit accounts	31,307	30,243	25,353	22,069	20,560
Full service offices	18	16	14	10	9
Loan production offices	-	2	-	-	-

	For The Year Ended June 30
Key Operating Ratios:	2012	2011	2010	2009	2008
Return on assets (net income
divided by average assets)	1.37%	1.81%	.88%	.87%	.92%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	15.15	27.08	11.85	11.38	12.06

Average equity to average assets	11.18	7.89	8.39	8.29	7.60

Interest rate spread (spread
between weighted average rate on
all interest-earning assets and all
interest-bearing liabilities)	3.90	3.71	3.06	3.10	2.86

Net interest margin (net interest
income as a percentage of average
interest-earning assets)	4.12	3.92	3.27	3.37	3.17

Noninterest expense to average assets	2.25	2.28	2.35	2.07	2.05

Average interest-earning assets to
average interest-bearing liabilities	115.19	111.29	109.57	109.77	108.60

Allowance for loan losses to gross
loans (1)	1.27	1.14	1.06	1.07	.92

Allowance for loan losses to
nonperforming loans (1)	312.38	918.84	1,358.45	501.63	53,316.67

Net charge-offs (recoveries) to average
outstanding loans during the period	.13	.09	.10	.10	(.03)

Ratio of nonperforming assets
to total assets (1)	.54	.35	.37	.29	.02

Common shareholder dividend
payout ratio (common dividends as a
percentage of earnings available to
common shareholders)	13.40	9.17	24.35	28.88	24.47
(1)   At end of period

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Southern Missouri Bancorp, Inc. is a Missouri corporation originally organized for the principal purpose of becoming the holding company of Southern Bank. The principal business of Southern Bank consists of attracting deposits from the communities it serves and investing those funds in loans secured by one- to four-family residences and commercial real estate, as well as commercial business and consumer loans.  These funds have also been used to purchase investment securities, mortgage-backed securities (MBS), U.S. government and federal agency obligations and other permissible securities.

Southern Bank’s results of operations are primarily dependent on the levels of its net interest margin and noninterest income, and its ability to control operating expenses. Net interest margin is dependent primarily on the difference or spread between the average yield earned on interest-earning assets (including loans, mortgage-related securities, and investments) and the average rate paid on interest-bearing liabilities (including deposits, securities sold under agreements to repurchase, and borrowings), as well as the relative amounts of these assets and liabilities. Southern Bank is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

Southern Bank’s noninterest income consists primarily of fees charged on transaction and loan accounts, interchange income from customer debit and ATM card use, gains on sales of loans to the secondary market, and increased cash surrender value of bank owned life insurance (“BOLI”). Southern Bank’s operating expenses include: employee compensation and benefits, occupancy expenses, legal and professional fees, federal deposit insurance premiums, amortization of intangible assets, and other general and administrative expenses.

Southern Bank’s operations are significantly influenced by general economic conditions including monetary and fiscal policies of the U.S. government and the Federal Reserve Board. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies including the Federal Reserve, the Missouri Division of Finance, and the Federal Deposit Insurance Corporation. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank’s cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Des Moines, and, to a lesser extent, brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family residential real estate, commercial real estate, commercial business and consumer financing on loans secured by properties or collateral located primarily in southeast Missouri and northeast and north central Arkansas.

NON-GAAP FINANCIAL INFORMATION

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include:

•
Fiscal year 2011 net income available to common stockholders per diluted common share excluding bargain purchase gain, net of transaction expenses related to the December 2010 FDIC-assisted acquisition involving the former First Southern Bank (the “Acquisition”), net of tax;

•	Fiscal year 2011 noninterest income excluding bargain purchase gain related to the Acquisition;

•
Fiscal year 2012 and 2011 net income available to common stockholders excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax;

•
Fiscal year 2012 and 2011 return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax;

•	Fiscal year 2012 and 2011 return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax;

•	Fiscal year 2012 and 2011 net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition;

    Management believes that showing these amounts and measures excluding these items is useful for investors because it better reflects our core operating results and provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period.

The following table presents a reconciliation of the calculation of fiscal 2011 diluted earnings per share available to common shareholders excluding bargain purchase gain and transaction expenses related to the Acquisition:

For the twelve months ended
June 30, 2011

Diluted earnings per share available to common stockholders	$5.12
Less: impact of excluding bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.92
Diluted earnings per share available to common stockholders - excluding bargain purchase gain, net of tax and transaction expenses, related to the Acquisition	$3.20

The following table presents a reconciliation of the calculation of fiscal 2011 noninterest income excluding bargain purchase gain related to the Acquisition:

For the twelve months ended
(dollars in thousands)	June 30, 2011

Noninterest income	$10,502
Less: impact of excluding bargain purchase gain related to the Acquisition	6,997
Noninterest income - excluding bargain purchase gain	$3,505

The following table presents a reconciliation of the calculation of net income available to common stockholders, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax:

	For the twelve months ended
(dollars in thousands)	June 30, 2012	June 30, 2011

Net income available to common stockholders	$9,580	$10,958
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	2,446	5,435
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	$7,134	$5,523

The following table presents a reconciliation of the calculation of return on average assets, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax:

	For the twelve months ended
	June 30, 2012	June 30, 2011

Return on average assets	1.37%	1.81%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.33%	0.86%
Return on average assets - excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.04%	0.95%

The following table presents a reconciliation of the calculation of return on average common equity, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax:

	For the twelve months ended
	June 30, 2012	June 30, 2011

Return on average common equity	15.15%	27.08%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	3.87%	13.43%
Return on average common equity - excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	11.28%	13.65%

The following table presents a reconciliation of the calculation of net interest margin, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Acquisition:

	For the twelve months ended
	June 30, 2012	June 30, 2011

Net interest margin	4.12%	3.92%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.57%	0.35%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.55%	3.57%

The non-GAAP disclosures contained herein should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Item 8 under the Notes to the Consolidated Financial Statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The allowance for losses on loans represents management’s best estimate of probable losses in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries.

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

Integral to the methodology for determining the adequacy of the allowance for loan losses is portfolio segmentation and impairment measurement. Under the Company’s methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, which are collectively evaluated for impairment and 2) all other loans which are individually evaluated. Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge-offs are most likely to have a significant impact on operations.

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

Loans are considered impaired if, based on current information and events, it is probable that Southern Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral for collateral-dependent loans. If the loan is not collateral-dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. In measuring the fair value of the collateral, management uses the assumptions (i.e., discount rates) and methodologies (i.e., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Impairment identified through this evaluation process is a component of the allowance for loan losses. If a loan that is individually evaluated for impairment is found to have none, it is grouped together with loans having similar characteristics (i.e., the same risk grade), and an allowance for loan losses is based upon a quantitative factor (historical average charge-offs for similar loans over the past one to five years), and qualitative factors such as qualitative factors such as changes in lending policies; national, regional, and local economic conditions; changes in mix and volume of portfolio; experience, ability, and depth of lending management and staff; entry to new markets; levels and trends of delinquent, nonaccrual, special mention, and classified loans; concentrations of credit; changes in collateral values; agricultural economic conditions; and regulatory risk. For portfolio loans that are evaluated for impairment as part of homogenous pools, an allowance is maintained based upon similar quantitative and qualitative factors.  Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for losses on loans.

FINANCIAL CONDITION

General. The Company’s total assets increased $51.0 million, or 7.4%, to $739.2 million at June 30, 2012, as compared to $688.2 million at June 30, 2011.  The increase was due primarily to increases in the loan and available-for-sale investment portfolios of $26.9 million and $11.8 million, respectively, as well as a $7.8 million increase in bank-owned life insurance.  Asset growth was funded by a $24.7 million increase in deposits, and a $39.0 million increase in stockholders’ equity.  FHLB advances declined by $9.0 million.

Cash and equivalents. Cash and equivalents decreased $475,000, or 1.4%, to $33.4 million at June 30, 2012, from $33.9 million at June 30, 2011, as funds were used to meet loan demand.

Loans. Loans increased $26.9 million, or 4.8%, to $583.5 million at June 30, 2012, from $556.6 million at June 30, 2011.  Loan growth was comprised primarily of commercial real estate loans, which increased $15.8 million, and commercial loans, which increased $10.7 million.

Allowance for Loan Losses. The allowance for loan losses increased $1.1 million, or 16.4%, to $7.5 million at June 30, 2012, from $6.4 million at June 30, 2011.  The allowance represented 1.27% of gross loans receivable at June 30, 2012, as compared to 1.14% of gross loans receivable at June 30, 2011.  At June 30, 2012, nonperforming loans, which included loans past due greater than 90 days and nonaccruing loans, were $2.4 million, compared to $701,000 at June 30, 2011. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2012 and 2011.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data, including past due percentages, charge offs, and recoveries for the previous one to five years for each loan category.  Average net charge offs are calculated as net charge offs for the period by portfolio type as a percentage of the average balance of the respective portfolio type over the same period.  As the Company and industry have seen increases in loan defaults in the past several years, the Company believes that it is prudent to emphasize more recent historical factors in the allowance evaluation.

The following table sets forth the Company’s historical net charge offs as of June 30, 2012:

	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.05%	0.06%
Construction	0.00	0.00
Commercial	0.03	0.08
Consumer loans	0.59	0.50
Commercial loans	0.41	0.18

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2012, these qualitative factors included:

•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and
•	Classified loans

•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2012	June 30, 2011
Real estate loans:
Residential	0.83%	0.88%
Construction	1.10	1.00
Commercial	1.32	1.27
Consumer loans	1.38	1.53
Commercial loans	1.38	1.38

At June 30, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.3 million, as compared to $5.4 million at June 30, 2011. The general increase in qualitative factors was attributable to entry to new markets and corresponding changes in the mix and volume of the portfolio and lending staff.

Investments. The available-for-sale investment portfolio increased $11.8 million, or 18.6%, to $75.1 million at June 30, 2012, as compared to $63.3 million at June 30, 2011.  The increase was primarily the result of a $10.4 million increase in obligations of state and political subdivisions and a $5.1 million increase in obligations of U.S. government agencies, partially offset by a $5.3 million decrease in mortgage-backed securities and collateralized mortgage obligations.

Premises and Equipment. Premises and equipment increased $3.3 million, or 40.8%, to $11.3 million at June 30, 2012, as compared to $8.1 million at June 30, 2011.  The increase was due to the acquisition of land for new branch facilities, construction of a new branch facility, remodeling and expansion of a branch facility, and the purchase of software and equipment, partially offset by increases in accumulated depreciation.

BOLI. The Bank purchased “key person” life insurance policies on employees in fiscal 2003 and fiscal 2005 for original premiums totaling $6.0 million.  In fiscal 2012, the Bank purchased additional “key person” life insurance policies for original premiums totaling $7.5 million.  At June 30, 2012, the cash surrender value of these policies had increased to $16.0 million.

Intangible Assets. Intangible assets generated through branch acquisitions in fiscal 2000 decreased $255,000 to $817,000 as of June 30, 2012, and will continue to be amortized in accordance with ASC Topic 350.  The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000, which will not be amortized, but will be tested for impairment at least annually, and a $184,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The December 2010 assumption of the deposits of the former First Southern Bank resulted in a $625,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.

Deposits. Deposits increased $24.7 million, or 4.4%, to $584.8 million at June 30, 2012, as compared to $560.2 million at June 30, 2011.  Deposit growth was comprised primarily of non-interest bearing accounts, which increased $22.0 million, and NOW accounts, which increased $41.4 million, and was partially offset by declines in certificates of deposit, which decreased $33.3 million, and savings accounts, which decreased $7.7 million.

Borrowings. FHLB advances decreased $9.0 million, or 26.9%, to $24.5 million at June 30, 2012, as compared to $33.5 million at June 30, 2011.  At both June 30, 2012 and 2011, outstanding advances included no overnight borrowings.  Of the $24.5 million in advances outstanding at June 30, 2012, the full amount carried fixed rates, and was subject to early redemption by the issuer.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri

Statutory Trust I, with a liquidation value of $1,000 per share were issued.  The securities mature in March 2034, were redeemable beginning in March 2009, and bear interest at a floating rate of three-month LIBOR plus 275 basis points.

Stockholders’ Equity. The Company’s stockholders’ equity increased $39.0 million, or 70.0%, to $94.7 million at June 30, 2012, as compared to $55.7 million at June 30, 2011.  The increase was primarily due to the November 2011 common stock offering, additional capital invested in the Company’s preferred stock under the SBLF program (net of the repurchase of preferred stock issued under the TARP program), and retention of net income, partially offset by cash dividends paid on common and preferred stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2012, was $9.6 million, a decrease of $1.4 million, or 12.6%, from the $11.0 million net income available to common stockholders for the prior fiscal year.  Before an effective dividend on preferred shares of $424,000 and a charge of $94,000 for the repurchase of preferred stock issued at a discount under the TARP program, net income was $10.1 million for the 2012 fiscal year, a decrease of $1.4 million, or 12.0%, as compared to the $11.5 million in net income for the prior fiscal year.  The decrease in net income was primarily due to a $6.4 million decrease in noninterest income and a $2.1 million increase in noninterest expense, partially offset by a $5.3 million increase in net interest income, a $1.4 million decrease in provision for income taxes, and a $600,000 decrease in provision for loan losses.  Exclusive of fair value discount accretion on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax, net income available to common stockholders for fiscal 2012 was $7.1 million, as compared to $5.5 million for fiscal 2011.

Net Interest Income. Net interest income for fiscal 2012 was $29.0 million, an increase of $5.3 million, or 22.1%, when compared to the prior fiscal year. The increase was due to a $98.3 million increase in average interest-earning assets, combined with a 20 basis point increase in the net interest margin. Both the increase in average interest-earning assets and interest rate margin were primarily a result of the Acquisition.  Accretion of fair value discount on loans and amortization of fair value premium on time deposits, resulting from the Acquisition, increased from $2.1 million in fiscal 2011 to $3.9 million in fiscal 2012.  The change in this component increased net interest income by $1.8 million and net interest margin by 25 basis points for fiscal 2012, as compared to fiscal 2011.  The Company expects the impact of the fair value discount accretion will decline, over time, as the assets acquired at a discount continue to mature or prepay.  For fiscal 2012, the net interest margin was 4.12%, compared to 3.92% for fiscal year 2011. At June 30, 2012, the net interest margin was 4.23%.

Interest Income. Interest income for fiscal 2012 was $39.0 million, an increase of $3.9 million, or 11.2%, when compared to the prior fiscal year. The increase was due to the $98.3 million increase in the average balance of interest-earning assets, partially offset by a 25 basis point decline in the average yield earned on interest-earning assets, from 5.78% in fiscal 2011 to 5.53% in fiscal 2012.

Interest income on loans receivable for fiscal 2012 was $36.3 million, an increase of $4.1 million, or 12.7%, when compared to the prior fiscal year. The increase was due to a $55.9 million increase in the average balance of loans receivable, combined with a nine basis point increase in the average yield earned on loans receivable.  The increase in average balances was attributed to both organic growth and the Acquisition. The increase in the average yield was attributable to the Acquisition and the resulting fair value discount on the loan portfolio accreted to income.

Interest income on the investment portfolio and other interest-earning assets was $2.6 million for fiscal 2012, a decrease of $166,000, or 6.0%, when compared to the prior fiscal year. The decrease was due to a 90 basis point decrease in the average yield earned on these assets, partially offset by a $42.5 million increase in the average balance of these assets.  The decreased yield was attributed to a higher percentage of these assets held in lower-yielding cash equivalents, as well as lower available yields on investment securities, reflecting the low interest rate environment.

Interest Expense. Interest expense was $9.9 million for fiscal 2012, a decrease of $1.3 million, or 11.9%, when compared to the prior fiscal year. The decrease was due to a 45 basis point decrease in the average rate paid on interest-bearing liabilities, from 2.07% in fiscal 2011 to 1.63% in fiscal 2012, partially offset by the $66.9 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits was $8.2 million for fiscal 2012, a decrease of $1.0 million, or 10.5%, when compared to the prior fiscal year. The decrease was due to a 45 basis point decrease in the average rate paid on deposits outstanding, reflecting the decrease in market rates, partially offset by a $75.7 million increase in the average balance of interest-bearing deposits.

Interest expense on FHLB advances was $1.2 million for fiscal 2012, a decrease of $321,000, or 20.7%, when compared to the prior fiscal year. The decrease was due to a $6.5 million decrease in the average balance of FHLB advances, combined with a 16 basis point decrease in the average rate paid on advances, reflecting the repayment of advances which carried higher rates than the average of the advances that remain outstanding.

Provision for Loan Losses. A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable loan losses based on prior loss experience, type and amount of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Management also considers other factors relating to the collectability of the loan portfolio.

The provision for loan losses was $1.8 million for fiscal 2012, compared to $2.4 million for the prior fiscal year. The decrease in provision was attributed to management’s analysis of the loan portfolio, which noted slower loan growth and relatively stable credit quality throughout the fiscal year. In fiscal 2012, net charge offs were $731,000, compared to $455,000 for the prior fiscal year. At June 30, 2012, classified loans totaled $9.2 million, or 1.55% of gross loans, as compared to $8.5 million, or 1.52% of gross loans at June 30, 2011.  Classified loans were comprised primarily of commercial real estate loans and commercial loans. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial businesses and commercial and agricultural real estate, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2012, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $4.1million for fiscal 2012, a decrease of $6.4 million, or 61.3%, when compared to the prior fiscal year.  The decrease was primarily due to the inclusion in fiscal 2011 results of a bargain purchase gain of $7.0 million (pre-tax) recognized in the second quarter of fiscal 2011 as a result of the Acquisition, partially offset by higher bank card network interchange revenues (resulting from additional bank card transaction volume), income recognized on settlement of a legal claim obtained as a result of the Acquisition, an increase in gains on secondary market loan sales, and larger increases in the cash value of Bank-owned life insurance (resulting from additional investments in policies).

Noninterest Expense. Noninterest expense was $16.6 million for fiscal 2012, an increase of $2.1 million, or 14.8%, when compared to the prior fiscal year.  The increase resulted primarily from higher compensation, penalties on the early redemption of FHLB advances, higher occupancy expenses, bank card network fees, postage and office supplies, advertising expenses, and charges to amortize intangible assets, partially offset by a decline in deposit insurance premiums and professional fees.  Compensation expenses were $9.2 million for fiscal 2012, an increase of $1.2 million, or 15.6%, when compared to the prior fiscal year.  The increase was due to the mid-fiscal 2011 Acquisition, the addition of key personnel, increased salaries, and increased benefit expenses.  Occupancy expenses were $2.5 million for fiscal 2012, an increase of $289,000, or 12.9%, as additional locations from Acquisition, an expanded location for our new full-service branch in Springfield, and an expanded headquarters facility were in operation for the entirety of our fiscal year.  Prepayment penalties on FHLB advances were $476,000 in fiscal 2012, as compared to $59,000 in fiscal 2011.

Provision for Income Taxes. The Company recorded an income tax provision of $4.6 million for fiscal 2012, a decrease of $1.4 million, as compared to $6.0 million expensed for fiscal 2011. The effective tax rate for fiscal 2012 was 31.3%, as compared to 34.2% for fiscal 2011.  The decrease in the effective tax rate was attributable to additional investments in tax-advantaged investments in municipal securities and limited partnerships which generate tax credits, as well as lower pre-tax income in fiscal 2012.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2011, was $11.0 million, an increase of $6.8 million, or 166.3%, from the $4.1 million net income available to common stockholders for the prior fiscal year.  Before an effective dividend on preferred shares of $512,000, net income was $11.5 million for the 2011 fiscal year, an increase of $6.8 million, or 148.0%, compared to the $4.6 million in net income for the prior fiscal year.  The increase in net income was primarily due to a $7.4 million increase in net interest income and a $7.4 million increase in noninterest income, partially offset by a $4.4 million increase in income tax provision, a $2.1 million increase in noninterest expense, and a $1.5 million increase in loan loss provisions.

Net Interest Income. Net interest income for fiscal 2011 was $23.8 million, an increase of $7.4 million, or 45.6%, when compared to the prior fiscal year. The increase was due to a $107.9 million increase in average interest-earning assets, combined with a 75 basis point increase in the net interest margin. The increase in net interest margin was primarily a result of the Acquisition, through which the Company obtained assets marked at a discounted fair value resulting in an effective yield on the acquired assets that is higher than the Company’s legacy earning assets. For fiscal 2011, the net interest margin was 3.92%, compared to 3.27% for fiscal year 2010. At June 30, 2011, the net interest margin was 4.16%.

Interest Income. Interest income for fiscal 2011 was $35.0 million, an increase of $7.5 million, or 27.3%, when compared to the prior fiscal year. The increase was due to the $107.9 million increase in the average balance of interest-earning assets, combined with a 25 basis point increase in the average yield earned on interest-earning assets, from 5.53% in fiscal 2010 to 5.78% in fiscal 2011.

Interest income on loans receivable for fiscal 2011 was $32.3 million, an increase of $7.7 million, or 31.4%, when compared to the prior fiscal year. The increase was due to a $101.1 million increase in the average balance of loans receivable, combined with a 31 basis point increase in the average yield earned on loans receivable.  The increase in average balances was attributed to both organic growth and the Acquisition. The increase in the average yield was attributable to the Acquisition and the resulting fair value discount on the loan portfolio accreted to income.

Interest income on the investment portfolio and other interest-earning assets was $2.8 million for fiscal 2011, a decrease of $204,000, or 6.8%, when compared to the prior fiscal year. The decrease was due to a 41 basis point decrease in the average yield earned on these assets, partially offset by a $6.9 million increase in the average balance of these assets.  The decreased yield was due primarily to lower available yields on investment securities, reflecting the low interest rate environment.

Interest Expense. Interest expense was $11.3 million for fiscal 2011, an increase of $60,000, or 0.5%, when compared to the prior fiscal year. The increase was due to the $89.9 million increase in the average balance of interest-bearing liabilities, partially offset by a 40 basis point decrease in the average rate paid on interest-bearing liabilities, from 2.47% in fiscal 2010 to 2.07% in fiscal 2011.

Interest expense on deposits was $9.2 million for fiscal 2011, an increase of $1.1 million, or 14.1%, when compared to the prior fiscal year. The increase was due to a $108.6 million increase in the average balance of interest-bearing deposits, partially offset by a 27 basis point decrease in the average rate paid on deposits outstanding, reflecting the decrease in market rates.

Interest expense on FHLB advances was $1.6 million for fiscal 2011, a decrease of $1.1 million, or 42.2%, when compared to the prior fiscal year. The decrease was due to a $20.3 million decrease in the average balance of FHLB advances, combined with a 49 basis point decrease in the average rate paid on advances, reflecting the repayment of advances that carried higher rates than the average of the advances that remain outstanding.

Provision for Loan Losses. A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable loan losses based on prior loss experience, type and amount of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Management also considers other factors relating to the collectability of the loan portfolio.

The provision for loan losses was $2.4 million for fiscal 2011, compared to $925,000 for the prior fiscal year. The increase in provision was attributed to provisions needed during the year to bring reserves to an appropriate level based on our continued analysis of the loan portfolio, the current fiscal year’s growth in the loan portfolio, and the increase in classified loans during the fiscal year. In fiscal 2011, net charge offs were $455,000, compared to $409,000 for the prior fiscal year. At June 30, 2011, classified loans totaled $8.5 million, or 1.52% of gross loans, as compared to $6.3 million, or 1.50% of gross loans at June 30, 2010.  Classified loans were comprised primarily of loans secured by commercial and agricultural real estate. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial businesses and commercial and agricultural real estate, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2011, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $10.5 million for fiscal 2011, an increase of $7.4 million, or 239.4%, when compared to the prior fiscal year.  The increase was primarily due to the bargain purchase gain of $7.0 million (pre-tax) recognized in the second quarter of fiscal 2011 as a result of the Acquisition.  Excluding the bargain purchase gain related to the Acquisition, noninterest income would have been approximately $3.5 million for fiscal 2011, an increase of $411,000, or 13.3%, when compared to the prior fiscal year. That increase was attributable to income generated from ATM and debit card transactions, increased NSF activity, and loan late fee collections, and was also partially offset by lower secondary market loan sales.

Noninterest Expense. Noninterest expense was $14.5 million for fiscal 2011, an increase of $2.1 million, or 17.1%, when compared to the prior fiscal year. The increase resulted primarily from higher compensation, occupancy, and legal and professional fees. Compensation expenses were $8.0 million for fiscal 2011, an increase of $1.7 million, or 27.0%, when compared to the prior fiscal year.  The increase was due to the Acquisition, opening two new loan production offices, the addition of key personnel, increased salaries, and increased benefit expenses.  Occupancy expenses were $2.2 million for fiscal 2011, an increase of $373,000, or 19.9%, as we added two new locations with the Acquisition, opened two loan production offices, and expanded our headquarters facility. Legal and professional fees were $530,000 in fiscal 2011, an increase of $224,000, or 73.2%, and increased primarily as a result of the Acquisition.

Provision for Income Taxes. The Company recorded an income tax provision of $6.0 million for fiscal 2011, an increase of $4.4 million, compared to $1.5 million expensed for fiscal 2010. The effective tax rate for fiscal 2011 was 34.2%, as compared to 24.6% for fiscal 2010. The increase was primarily due to additional pre-tax income, and the inclusion in fiscal 2010 results of tax benefits associated with the July 2009 acquisition of the Southern Bank of Commerce with no corresponding benefits in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Southern Missouri’s primary potential sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal, investment maturities and sales, and ongoing operating results. While scheduled repayments on loans and securities as well as the maturity of short-term investments are a relatively predictable source of funding, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank’s control, including general economic conditions and market competition. The Bank has relied on FHLB advances as a source for funding cash or liquidity needs.

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan commitments, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2012, the Bank had outstanding commitments to extend credit of $100.4 million (including $61.2 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $12.1 million at rates ranging from 3.5% to 10.5%, with a weighted-average rate of 5.61%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the year ended June 30, 2012, Southern Missouri increased deposits and securities sold under agreements to repurchase by $24.7 million and $412,000, respectively, and decreased FHLB advances by $9.0 million. During the prior year, Southern Missouri increased deposits by $137.3 million and decreased securities sold under agreements to repurchase and FHLB advances by $5.1 million and $10.0 million, respectively. At June 30, 2012, the Bank had pledged $268.9 million of its residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $179.9 million, of which $24.5 million had been advanced, and another $2.0 million had been used for the issuance of letters of credit to secure public unit deposits.  The Bank had also pledged $97.1 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve’s discount window for available credit of approximately $65.0 million, none of which had been advanced.  In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its home equity and commercial business loans.  In total, FHLB borrowings are generally limited to 35% of Bank assets, or approximately $295.7 million, which means that an amount up to $269.2 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2012, the Bank had $158.9 million in CDs maturing within one year and $379.1 million in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $181.3 million in CDs maturing within one year and $320.7 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2012, the Bank had $19.5 million in FHLB advances eligible for early redemption by the lender within one year.

REGULATORY CAPITAL

Federally insured financial institutions are required to maintain minimum levels of regulatory capital. Federal Reserve regulations establish capital requirements, including a leverage (or core capital) requirement and a risk-based capital requirement. The Federal Reserve is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

At June 30, 2012, the Bank exceeded regulatory capital requirements with core and total risk-based capital of $77.1 million and $84.0 million, or 10.52% and 15.21% of adjusted total assets and risk-weighted assets, respectively. These capital levels exceeded minimum requirements of 4.0% and 8.0%, respectively, and well-capitalized requirements of 5% and 10%, respectively for adjusted total assets and risk-weighted assets. At June 30, 2012, the Company exceeded regulatory capital requirements with core and total risk based capital of $99.8 million and $106.8 million, or 13.47% and 19.08% of adjusted total assets and risk-weighted assets, respectively.  These capital levels exceed minimum requirements of 4.0% and 8.0%, respectively. See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

IMPACT OF INFLATION

The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and maturity structure of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

The table on the following page sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years indicated. Nonaccrual loans are included in the net loan category.

The table also presents information with respect to the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities, or interest rate spread, which financial institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s net interest income is its net yield on interest-earning assets, which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

(dollars in thousands)	2012			2011			2010
Year Ended June 30	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans (1)	$405,818	$26,561	6.55%	$366,368	$24,196	6.60%	$287,216	$17,917	6.24%
Other loans (1)	153,480	9,788	6.38	137,057	8,069	5.89	115,155	6,638	5.76
Total net loans	559,298	36,349	6.50	503,425	32,265	6.41	402,371	24,555	6.10
Mortgage-backed securities	20,197	925	4.58	28,503	1,377	4.83	35,862	1,715	4.78
Investment securities (2)	52,450	1,482	2.83	40,473	1,287	3.18	30,878	1,156	3.74
Other interest-earning assets	72,683	209	0.29	33,901	119	0.35	29,282	115	0.39
TOTAL INTEREST-
EARNING ASSETS (1)	704,628	38,965	5.53	606,302	35,048	5.78	498,393	27,541	5.53
Other noninterest-earning
assets (3)	33,975	---	---	26,356	---	---	27,741	---	---
TOTAL ASSETS	$738,603	38,965	---	$632,658	35,048	---	$526,134	27,541	---
Interest-bearing liabilities:
Savings accounts	$92,961	$731	0.79	$89,699	$1,040	1.16%	$79,512	$1,186	1.49%
NOW accounts	181,390	3,229	1.78	130,337	3,273	2.51	85,911	2,076	2.42
Money market accounts	17,754	158	0.89	13,598	176	1.29	6,951	99	1.42
Certificates of deposit	254,804	4,125	1.62	237,531	4,725	1.99	190,190	4,715	2.48
TOTAL INTEREST-
BEARING DEPOSITS	546,909	8,243	1.51	471,165	9,214	1.96	362,564	8,076	2.23
Borrowings:
Securities sold under
agreements to repurchase	26,956	235	0.87	29,285	290	0.99	27,674	233	0.84
FHLB advances	30,624	1,233	4.03	37,114	1,554	4.19	57,399	2,689	4.68
Junior subordinated debt	7,217	232	3.21	7,217	227	3.15	7,217	227	3.15
TOTAL INTEREST-
BEARING LIABILITIES	611,706	9,943	1.63	544,781	11,285	2.07	454,854	11,225	2.47
Noninterest-bearing
demand deposits	42,261	---	---	35,098	---	---	25,701	---	---
Other liabilities	2,055	---	---	2,882	---	---	1,438	---	---
TOTAL LIABILITIES	656,022	---	---	582,761	---	---	481,993	11,225	---
Stockholders’ equity	82,581	---	---	49,897	---	---	44,141	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$738,603	9,943	---	$632,658	11,285	---	$526,134	11,225	---
Net interest income		$29,022			$23,763			$16,316
Interest rate spread (4)			3.90%			3.71%			3.06%
Net interest margin (5)			4.12%			3.92%			3.27%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	115.19%			111.29%				109.57%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the dates indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2012	2012	2011	2010
Weighted-average yield on loan portfolio	5.87%	6.50%	6.41%	6.10%
Weighted-average yield on mortgage-backed securities	3.71	4.58	4.83	4.78
Weighted-average yield on investment securities (1)	2.48	2.76	3.18	3.74
Weighted-average yield on other interest-earning assets	0.49	0.29	0.35	0.39
Weighted-average yield on all interest-earning assets	5.31	5.53	5.78	5.53
Weighted-average rate paid on deposits	1.12	1.51	1.96	2.23
Weighted-average rate paid on securities sold under
agreements to repurchase	0.77	0.87	0.99	0.84
Weighted-average rate paid on FHLB advances	4.05	4.03	4.19	4.68
Weighted-average rate paid on subordinated debt	3.22	3.21	3.15	3.15
Weighted-average rate paid on all interest-bearing liabilities	1.25	1.63	2.07	2.47
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	4.05	3.90	3.71	3.06
Net interest margin (net interest income as a percentage of average interest-earning assets)	4.23	4.12	3.92	3.27
________________
(1)           Includes Federal Home Loan Bank stock.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Years Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to				Years Ended June 30, 2011 Compared to 2010 Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$453	$3,582	$49	$4,084	$1,247	$6,164	$299	$7,710
Mortgage-backed securities	(71)	(401)	20	(452)	18	(352)	(4)	(338)
Investment securities (2)	(142)	381	(44)	195	(173)	359	(55)	131
Other interest-earning deposits	(20)	136	(26)	90	(12)	18	(3)	3
Total net change in income on
interest-earning assets	220	3,698	---	3,918	1,080	6,189	237	7,506
Interest-bearing liabilities:
Deposits	(2,216)	1,717	(471)	(970)	(1,125)	2,495	(233)	1,137
Securities sold under
agreements to repurchase	(35)	(23)	3	(55)	42	14	1	57
Subordinated debt	4	---	1	5	(1)	---	1	---
FHLB advances	(59)	(272)	10	(321)	(281)	(949)	96	(1,134)
Total net change in expense on
interest-bearing liabilities	(2,306)	1,422	(457)	(1,341)	(1,365)	1,560	(135)	60
Net change in net interest income	$2,526	$2,276	$457	$5,259	$2,445	$4,629	$372	$7,446
________________
(1)   Does not include interest on loans placed on nonaccrual status.
(2)   Does not include dividends earned on equity securities.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

The goal of the Company’s asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Company to an excessive level of interest rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the anticipated repricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may increase its interest rate risk position in order to maintain its net interest margin.

In an effort to manage the interest rate risk resulting from fixed rate lending, the Company has utilized longer term (up to 10 year maturities), fixed-rate FHLB advances, which may be subject to early redemption, to offset interest rate risk. Other elements of the Company’s current asset/liability strategy include: (i) increasing originations of commercial real estate, commercial business loans, agricultural real estate, and agricultural operating lines, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk, (ii) limiting the price volatility of the investment portfolio by maintaining a weighted average maturity of five years or less, (iii) actively soliciting less rate-sensitive deposits, and (iv) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to generate long-term, fixed-rate residential loans.  During the fiscal year ended June 30, 2012, fixed rate residential loan originations totaled $21.6 million (of which $7.9 million was originated for sale into the secondary market), compared to $11.1 million during the prior year. At June 30, 2012, the fixed-rate residential loan portfolio totaled $105.2 million, with a weighted average maturity of 176 months, compared to $117.5 million with a weighted average maturity of 167 months at June 30, 2011. The Company originated $25.8 million (of which $300,000 was originated for sale into the secondary market) in adjustable rate residential loans during the fiscal year ended June 30, 2012, compared to $17.4 million during the prior fiscal year. At June 30, 2012, fixed rate loans with remaining maturities in excess of 10 years totaled $70.5 million, or 12.1%, of loans receivable, compared to $83.8 million, or 14.9%, of loans receivable, at June 30, 2011. The Company originated $74.2 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2012, compared to $52.4 million during the prior fiscal year. The Company also originated $39.3 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2012, compared to $31.8 million during the prior year. At June 30, 2012, adjustable-rate home equity lines of credit had increased to $15.9 million, compared to $14.0 million as of June 30, 2011. At June 30, 2012, the Company’s weighted average life of its investment portfolio was 3.1 years, compared to 3.1 years at June 30, 2011. At June 30, 2012, CDs with original terms of two years or more totaled $74.3 million, compared to $92.6 million at June 30, 2011.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2012 and 2011, management’s estimates of the projected changes in net portfolio value in the event of 1%, 2% and 3%, instantaneous, permanent increases or decreases in market interest rates.

Computations in the table below are based on prospective effects of hypothetical changes in interest rates and are based on an internally generated model using the actual maturity and repricing schedules for Southern Bank’s loans and deposits, adjusted by management’s assumptions for prepayment rates and deposit runoff. Further, the computations do not consider any reactions that the Bank may undertake in response to changes in interest rates. These projected changes should not be relied upon as indicative of actual results in any of the aforementioned interest rate changes.

Management cannot accurately predict future interest rates or their effect on the Company’s NPV and net interest income in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV and net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, most of Southern Bank’s loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

June 30, 2012
Change in Rates	Net Portfolio			NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(dollars in thousands)
+300 bp	$87,871	$(8,909)	(9)	11.60%	-1.02%
+200 bp	91,106	(5,674)	(6)	11.99%	-0.63%
+100 bp	93,831	(2,949)	(3)	12.29%	-0.33%
0 bp	96,780	-	-	12.62%	0.00%
-100 bp	99,147	2,367	2	12.88%	0.25%
-200 bp	102,753	5,973	6	13.28%	0.66%
-300 bp	106,045	9,266	10	13.65%	1.02%

June 30, 2011
Change in Rates	Net Portfolio			NPV as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(dollars in thousands)
+300 bp	$61,503	$5,115	9	9.11	0.96
+200 bp	61,759	5,371	10	9.08	0.92
+100 bp	59,975	3,587	6	8.74	0.58
0 bp	56,388	-	-	8.16	-
-100 bp	50,216	(6,172)	(11)	7.23	-0.92
-200 bp	43,747	(12,641)	(22)	6.27	-1.88
-300 bp	41,255	(15,132)	(27)	5.89	-2.27

The Company has worked to limit its exposure to rising rates in the current historically low rate environment by (a) increasing the share of funding on its balance sheet obtained from non-maturity transaction accounts, (b) reducing FHLB borrowings  and (c) limiting the duration of its available-for-sale investment portfolio.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
   and Stockholders

Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. ("Company") as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2012. The Company's management is responsible for these fmancial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over fmancial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over fmancial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated fmancial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

St. Louis, Missouri
September 24, 2012

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND 2011
Southern Missouri Bancorp, Inc.

	2012	2011
Assets

Cash and cash equivalents	$33,421,099	$33,895,706
Interest-bearing time deposits	1,273,000	792,000
Available for sale securities (Note 2)	75,126,845	63,327,201
Stock in FHLB of Des Moines	2,018,200	2,369,200
Stock in Federal Reserve Bank of St. Louis	1,001,050	718,750
Loans receivable, net of allowance for loan losses of $7,492,054 and $6,438,451 at June 30, 2012, and June 30, 2011, respectively (Notes 3 and 4)	583,464,521	556,576,055
Accrued interest receivable	3,694,344	3,799,935
Premises and equipment, net (Note 5)	11,347,064	8,057,529
Bank owned life insurance – cash surrender value	15,957,500	8,114,469
Intangible assets, net	1,457,557	1,874,689
Prepaid expenses and other assets	10,427,788	8,674,848
TOTAL ASSETS	$739,188,968	$688,200,382

Liabilities and Stockholder’s Equity
Deposits (Note 6)	$584,813,624	$560,150,817
Securities sold under agreements to repurchase (Note 7)	25,642,407	25,230,051
Advances from FHLB of Des Moines (Note 8)	24,500,000	33,500,000
Accounts payable and other liabilities	1,662,207	5,536,062
Accrued interest payable	625,659	834,344
Subordinated debt (Note 9)	7,217,000	7,217,000
TOTAL LIABILITIES	644,460,897	632,468,274

Commitments and contingencies (Note 15)	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 and 9,550 shares issued and outstanding at June 30, 2012 and 2011, respectively	20,000,000	9,455,635
Common stock, $.01 par value; 4,000,000 shares authorized; 3,252,706 and 2,957,226 shares issued at
June 30, 2012 and 2011, respectively	32,527	29,572
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,479,767	16,274,545
Retained earnings	51,365,401	43,014,191
Treasury stock of 2,230 and 858,250 shares at June 30, 2012 and 2011, respectively, at cost	(26,315)	(13,754,245)
Accumulated other comprehensive income	699,901	535,620
TOTAL STOCKHOLDER’S EQUITY	94,728,071	55,732,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$739,188,968	$688,200,382

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
Southern Missouri Bancorp, Inc.

	2012	2011	2010
Interest Income:
Loans	$36,349,320	$32,265,395	$24,554,917
Investment securities	1,482,094	1,286,779	1,155,795
Mortgage-backed securities	924,771	1,376,856	1,715,309
Other interest-earning assets	209,119	118,627	115,239
TOTAL INTEREST INCOME	38,965,304	35,047,657	27,541,260

Interest Expense:
Deposits	8,243,381	9,213,424	8,076,400
Securities sold under agreements to repurchase	234,562	290,203	232,773
Advances from FHLB of Des Moines	1,232,919	1,554,344	2,688,747
Subordinated debt	232,154	226,776	227,019
TOTAL INTEREST EXPENSE	9,943,016	11,284,747	11,224,939
NET INTEREST INCOME	29,022,288	23,762,910	16,316,321
Provision for loan losses (Note 3)	1,784,715	2,384,799	924,933
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	27,237,573	21,378,111	15,391,388

Noninterest income:
Deposit account charges and related fees	1,524,733	1,570,096	1,384,440
Bank card transaction fees	1,109,503	889,176	641,210
Loan late charges	221,550	231,897	214,444
Other loan fees	200,260	196,185	193,502
Net realized gains on sale of loans	315,674	173,168	220,845
Bargain purchase gain on acquisitions	-	6,996,750	-
Earnings on Bank owned life insurance	343,031	277,540	273,074
Other	348,459	167,480	166,617
TOTAL NONINTEREST INCOME	4,063,210	10,502,292	3,094,132

Noninterest expense:
Compensation and benefits	9,237,003	7,987,470	6,291,436
Occupancy and equipment, net	2,531,587	2,242,284	1,869,597
Deposit insurance premiums	375,001	563,751	554,467
Legal and professional fees	442,931	530,133	306,069
Advertising	340,654	262,294	252,404
Postage and office supplies	441,866	362,201	417,699
Amortization of intangible assets	417,131	354,636	289,066
Bank card network fees	567,584	442,775	360,538
Other	2,251,654	1,713,225	2,007,551
TOTAL NONINTEREST EXPENSE	16,605,411	14,458,769	12,348,827
INCOME BEFORE INCOME TAXES	14,695,372	17,421,634	6,136,693

Income Taxes (Note 11)
Current	6,006,254	4,443,982	2,052,105
Deferred	(1,409,145)	1,507,621	(541,000)
	4,597,109	5,951,603	1,511,105
NET INCOME	$10,098,263	$11,470,031	$4,625,588
Less: charge for early redemption of preferred stock issued at a discount	94,365	-	-
Less: effective dividend on preferred shares	424,184	511,814	510,006
NET INCOME AVAILABLE
TO COMMON STOCKHOLDERS	$9,579,714	$10,958,217	$4,115,582

Basic earnings per share available to common stockholders	$3.43	$5.25	$1.98
Diluted earnings per share available to common stockholders	$3.32	$5.12	$1.95
Dividends paid	$0.48	$0.48	$0.48

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED JUNE 30, 2012, 2011 AND 2010

Southern Missouri Bancorp, Inc.

	Year Ended June 30,
	2012	2011	2010

Net income	$10,098,263	$11,470,031	$4,625,588
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	327,640	(185,554)	743,719
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(72,626)	97,826	1,896
Less, realized (losses) gains included in income	-	-	-
Defined benefit pension plan net (loss) gain	3,622	2,905	2,218
Tax benefit (expense)	(94,355)	32,479	(275,878)
Total other comprehensive income (loss)	164,281	(52,344)	471,955
Comprehensive income	$10,262,544	$11,417,687	$5,097,543

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
Southern Missouri Bancorp, Inc.

	Preferred Stock	Common Stock	Warrants to Acquire Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE AT OF JUNE 30, 2009	$9,388,815	$29,572	$176,790	$16,344,725	$29,947,297	$(13,994,870)	$116,009	$42,008,338

Net Income					4,625,588			4,625,588
Change in accumulated other comprehensive income							471,955	471,955
TOTAL COMPREHENSIVE INCOME								5,097,543

Dividends paid on common stock ($.48 per share)					(1,002,156)			(1,002,156)
Dividends paid on preferred stock					(477,500)			(477,500)
Accretion of discount on preferred stock	32,506				(32,506)			-
Stock option expense				11,072				11,072
Stock grant expense				11,901				11,901
BALANCE AT JUNE 30, 2010	$9,421,321	$29,572	$176,790	$16,367,698	$33,060,723	$(13,994,870)	$587,964	$45,649,198

Net Income					11,470,031			11,470,031
Change in accumulated other comprehensive income							(52,344)	(52,344)
TOTAL COMPREHENSIVE INCOME								11,417,687

Dividends paid on common stock ($.48 per share )					(1,004,749)			(1,004,749)
Dividends paid on preferred stock					(477,500)			(477,500)
Accretion of discount on preferred stock	34,314				(34,314)			-
Stock option expense				10,388				10,388
Stock grant expense				13,152				13,152
Tax benefit of grants				6,860				6,860
Exercise of stock options				(157,895)		240,625		82,730
Tax benefit of stock options				34,342				34,342
BALANCE AT JUNE 30, 2011	$9,455,635	$29,572	$176,790	$16,274,545	$43,014,191	$(13,754,245)	$535,620	$55,732,108

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
Southern Missouri Bancorp, Inc.

	Preferred Stock	Common Stock	Warrants to Acquire Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE AT JUNE 30, 2011	$9,455,635	$29,572	$176,790	$16,274,545	$43,014,191	$(13,754,245)	$535,620	$55,732,108

Net Income					10,098,263			10,098,263
Change in accumulated other comprehensive income							164,281	164,281
TOTAL COMPREHENSIVE INCOME								10,262,544

Dividends paid on common stock ($.48 per share )					(1,283,928)			(1,283,928)
Dividends paid on preferred stock					(368,760)			(368,760)
Accretion of discount on preferred stock	94,365				(94,365)			-
Stock option expense				11,860				11,860
Stock grant expense				10,711				10,711
Tax benefit of stock grants				3,135				3,135
Exercise of stock options				(4,930)		27,775		22,845
Preferred stock issued	20,000,000			(26,792)				19,973,208
Redemption of preferred stock	(9,550,000)							(9,550,000)
Common stock issued		2,955		6,211,238		13,700,155		19,914,348
BALANCE AT JUNE 30, 2012	$20,000,000	$32,527	$176,790	$22,479,767	$51,365,401	$(26,315)	$699,901	$94,728,071

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
Southern Missouri Bancorp, Inc.

	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$10,098,263	$11,470,031	$4,625,588
Items not requiring (providing) cash:
Depreciation	937,647	733,131	709,981
Loss on disposal of fixed assets	-	-	280,521
Stock option and stock grant expense	25,705	64,742	22,973
(Gain) loss on sale of foreclosed assets	(23,089)	71,964	84,324
Amortization of intangible assets	417,131	354,636	289,066
Increase in cash surrender value of bank owned life insurance	(343,031)	(277,540)	(273,074)
Provision for loan losses	1,784,715	2,384,799	924,993
Amortization of premiums and discounts on securities	389,958	258,606	200,952
Bargain purchase gain on acquisition	-	(6,996,750)	-
(Increase) decrease deferred income taxes	(1,220,465)	1,507,621	(541,000)
Changes in:
Accrued interest receivable	105,591	100,525	(261,572)
Prepaid expenses and other assets	1,098,761	662,040	(1,090,179)
Accounts payable and other liabilities	(5,023,842)	4,248,091	(26,288)
Accrued interest payable	(208,685)	(107,241)	(192,688)
NET CASH PROVIDED BY OPERATING ACTIVITES	8,038,659	14,474,655	4,753,597

Cash flows from investing activities:
Net cash received in acquisitions	-	38,249,286	9,713,304
Net increase in loans	(29,319,853)	(26,806,328)	(37,503,820)
Net change in interest-bearing deposits	(481,000)	297,000	(1,089,000)
Proceeds from maturities of available for sale securities	39,251,480	26,595,224	16,631,759
Purchases of available-for-sale securities	(51,186,068)	(23,303,316)	(21,270,406)
Redemption of Federal Home Loan Bank stock	351,000	1,020,900	1,970,700
Purchases of Federal Reserve Bank of Saint Louis stock	(282,300)	(135,650)	(583,100)
Purchases of premises and equipment	(4,227,182)	(1,139,257)	(1,131,254)
Proceeds from sale of fixed assets	-	-	2,006,263
Purchase of bank owned life insurance	(7,500,000)	-	-
Investments in state & federal tax credits	(686,109)	(2,138,984)	(1,250,000)
Proceeds from sale of foreclosed and repossessed property	783,889	724,667	1,296,410
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(53,296,143)	13,363,542	(31,209,144)
Cash flows from financing activities:
Net increase in transaction and savings accounts	57,996,020	39,133,943	74,540,768
Net (decrease) increase in certificates of deposits	(33,333,213)	(32,714,693)	7,332,057
Net increase (decrease) in securities sold under agreements to repurchase	412,356	(5,138,697)	6,621,191
Proceeds from Federal Home Loan Bank advances	-	-	30,950,000
Repayments of Federal Home Loan Bank advances	(9,000,000)	(27,206,803)	(66,200,000)
Preferred stock issued	19,973,208	-	-
Redemption of preferred stock	(9,550,000)	-	-
Common stock issued	19,914,349	-	-
Dividends paid on preferred stock	(368,760)	(477,500)	(477,500)
Dividends paid on common stock	(1,283,928)	(1,004,749)	(1,002,156)
Exercise of stock options	22,845	82,730	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,782,877	(27,325,769)	51,764,360

(Decrease) increase in cash and cash equivalents	(474,607)	512,428	25,308,813
Cash and cash equivalents at beginning of year	33,895,706	33,383,278	8,074,465
Cash and cash equivalents at end of year	$33,421,099	$33,895,706	$33,383,278
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,149,502	$896,875	$1,925,854
Conversion of loans to foreclosed real estate loans	$651,550	$157,500	$196,944
Conversion of loans to repossessed assets	$148,720	$396,229	$255,620
Cash paid during the period for:
Interest (net of interest credited)	$2,862,935	$3,079,647	$4,142,105
Income taxes	$6,801,570	$1,947,171	$1,598,000

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

NOTE 1: Organization and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $31,047,957 and $30,690,109 at June 30, 2012 and 2011, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, the Federal Home Loan Bank of Des Moines, and the Federal Home Loan Bank of Dallas.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. As a result of this guidance, the Company’s consolidated balance sheet for the dates presented reflects the full impairment

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

(that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectibility of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

The allowance for losses on loans represents management’s best estimate of losses probable in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management’s analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans, and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Valuation allowances are established for collateral-dependent impaired loans for the difference between the loan amount and fair value of collateral less estimated selling costs. For impaired loans that are not collateral dependent, a valuation allowance is established for the difference between the loan amount and the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. Impairment losses are recognized through an increase in the required allowance for loan losses. Cash receipts on loans deemed impaired are recorded based on the loan’s separate status as a nonaccrual loan or an accrual status loan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

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

Depreciation is computed by use of straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are generally 10 to 40 years for premises, five to seven years for equipment, and three years for software.

Intangible Assets. The Company’s gross amount of intangible assets at June 30, 2012 and 2011 was $4.5 million and $4.6 million , respectively, with accumulated amortization of $3.0 million and $2.8 million, respectively. The Company’s intangible assets are being amortized over periods ranging from five to fifteen years, with amortization expense expected to be approximately $417,000 per year over the next two years, dropping to $383,000 in fiscal 2015.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiary.

Incentive Plan. The Company accounts for its management and recognition plan (MRP) in accordance with ASC 718, “Share-Based Payment.” The aggregate purchase price of all shares owned by the incentive plan is reflected as a reduction of stockholders’ equity. Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned is recorded as an adjustment to additional paid in capital.

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

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted average dilutive potential common shares (stock options and warrants) outstanding during each year.

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

Reclassification. Certain amounts included in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on net income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and Federal agency obligations	$18,046,654	$53,348	$(384)	$18,099,618
Obligations of states and political subdivisions	34,656,284	1,823,625	(98,656)	36,381,253
Other securities	2,646,719	14,310	(1,267,772)	1,393,257
TOTAL DEBT AND EQUITY SECURITIES	55,349,657	1,891,283	(1,366,812)	55,874,128

Mortgage-backed securities:
FHLMC certificates	3,420,821	245,143	-	3,665,964
GNMA certificates	79,088	1,489		80,577
FNMA certificates	4,437,325	256,343	-	4,693,668
CMOs issues by government agencies	10,757,324	63,045	(7,861)	10,812,508
TOTAL MORTGAGE-BACKED SECURITIES	18,694,558	566,020	(7,861)	19,252,717
TOTAL	$74,044,215	$2,457,303	$(1,374,673)	$75,126,845

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government and Federal agency obligations	$12,991,362	$28,805	$(44,097)	$12,976,070
Obligations of states and political subdivisions	24,232,364	816,966	(67,876)	24,981,454
Other securities	1,785,562	18,717	(970,138)	834,141
TOTAL DEBT AND EQUITY SECURITIES	39,009,288	864,488	(1,082,111)	38,791,665

Mortgage-backed securities:
FHLMC certificates	4,829,996	356,213	-	5,186,209
GNMA certificates	89,126	1,481	-	90,607
FNMA certificates	4,632,854	353,886	-	4,986,740
CMOs issues by government agencies	13,938,320	333,660	-	14,271,980
TOTAL MORTGAGE-BACKED SECURITIES	23,490,296	1,045,240	-	24,535,536
TOTAL	$62,499,584	$1,909,728	$(1,082,111)	$63,327,201

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Estimated Fair Value

Within one year	$215,000	$215,408
After one year but less than five years	6,788,532	6,816,264
After five years but less than ten years	19,115,999	19,730,412
After ten years	29,230,126	29,112,044
Total debt and equity securities	55,349,657	55,874,128
Mortgage-backed securities – GSE residential	18,694,558	19,252,717
TOTAL	$74,044,215	$75,126,845

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $64.5 million and $57.1 million at June 30, 2012 and 2011, respectively.

No gains or losses resulted from sales of available-for-sale securities in 2012, 2011, or 2010.

With the exception of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2012, was $8.8 million, which is approximately 11.6% of the Company’s available for sale investment portfolio, as compared to $10.8 million or approximately 17.0% of the Company’s available for sale investment portfolio at June 30, 2011. Except as discussed below, management believes the declines in fair value for these securities to be temporary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The tables below show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and 2011.

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
For the year ended June 30, 2012
U.S. government-sponsored enterprises (GSEs)	$999,616	$384	$-	$-	$999,616	$384
Mortgage-backed securities	1,943,968	7,861	-	-	1,943,968	7,861
Other securities	-	-	282,639	1,267,772	282,639	1,267,772
Obligations of state and political subdivisions	5,525,825	98,656	-	-	5,525,825	98,656
Total	$8,469,409	$106,901	$282,639	$1,267,772	$8,752,048	$1,374,673

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
For the year ended June 30, 2011
U.S. government-sponsored enterprises (GSEs)	$5,955,903	$44,097	$-	$-	$5,955,903	$44,097
Other securities	-	-	568,568	970,138	568,568	970,138
Obligations of state and political subdivisions	4,233,216	67,876	-	-	4,233,216	67,876
Total	$10,189,119	$111,973	$568,568	$970,138	$10,757,687	$1,082,111

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Other securities. At June 30, 2012, there were four pooled trust preferred securities with an estimated fair value of $295,000 and unrealized losses of $1.3 million in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The June 30, 2012, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included prepayments by June 2013 by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 25% to 32% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of three to seven years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At June 30, 2012, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

those described above. Assumptions for this security included prepayments by June 2013 by all issuers of asset size greater than $15 billion, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments of 5% every five years thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 48% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter. This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of two years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at June 30, 2012.

The Company does not believe any other individual unrealized loss as of June 30, 2012, represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value when the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2012 and 2011.

	Accumulated Credit Losses Period Ended June 30,
	2012	2011
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously- recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	June 30
	2012	2011
Real Estate Loans:
Conventional	$201,012,698	$199,884,607
Construction	40,181,979	29,921,110
Commercial	200,957,429	185,158,763
Consumer loans	28,985,905	29,963,281
Commercial loans	137,004,222	126,290,143
	608,142,233	571,217,904
Loans in process	(17,370,404)	(8,330,245)
Deferred loan fees, net	184,746	126,847
Allowance for loan losses	(7,492,054)	(6,438,451)
TOTAL	$583,464,521	$556,576,055

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

Residential Mortgage Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. This category includes both fixed-rate and adjustable-rate mortgage (“ARM”) loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied. Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property. Substantially all of the one- to four-family residential mortgage originations in the Company’s portfolio are located within the Company’s primary market area.

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary market area. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities typically up to five years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses generally located in the Company’s primary market area.

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

construction, these loans typically require monthly interest-only payments and have maturities ranging from six to twelve months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 14 months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company opportunity to assess risk. At June 30, 2012, construction loans outstanding included 18 loans, totaling $11.0 million, for which a modification had been agreed to; At June 30, 2011, construction loans outstanding included 24 loans, totaling $2.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage and are typically issued for a term of ten years. Interest rates on the HELOCs are generally adjustable. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity.

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

Commercial Business Lending. The Company’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit, including agricultural production and equipment loans. The Company offers both fixed and adjustable rate commercial business loans. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period.

The tables on the following page present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2012 and 2011, and activity in the allowance for loan losses for the fiscal year ended June30, 2012, 2011, and 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

June 30, 2012	Conventional Real Estate	Construction Real Estate	Commercial Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$6,438,451
Provision charged to expense	108,318	49,276	354,814	223,046	1,049,261	1,784,715
Losses charged off	(98,189)	-	(40,888)	(195,311)	(435,770)	(770,158)
Recoveries	6,932	1,141	430	14,655	15,888	39,046
Balance, end of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,635,346	$243,169	$2,632,679	$483,597	$1,767,967	$6,762,758
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$5,344	$-	$376,137	$381,481

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$976,881	$-	$-	$976,881
Ending Balance: collectively evaluated for impairment	$199,514,689	$22,811,575	$198,296,430	$28,985,905	$135,649,513	$585,258,112
Ending Balance: loans acquired with deteriorated credit quality	$1,498,009	$-	$1,684,118	$-	$1,354,709	$4,536,836

June 30, 2011	Conventional Real Estate	Construction Real Estate	Commercial Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$4,508,611
Provision charged to expense	871,114	127,312	1,125,231	15,761	245,381	2,384,799
Losses charged off	(157,587)	(157,711)	(59,955)	(66,250)	(67,488)	(508,991)
Recoveries	2,636	25,124	988	18,632	6,652	54,032
Balance, end of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$6,438,451
Ending Balance: individually evaluated for impairment	$-	$-	$477,517	$-	$-	$477,517
Ending Balance: collectively evaluated for impairment	$1,618,285	$192,752	$2,072,595	$441,207	$1,514,725	$5,839,564
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$121,370	$-	$-	$121,370

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$1,484,711	$-	$-	$1,484,711
Ending Balance: collectively evaluated for impairment	$198,328,878	$21,590,865	$181,257,071	$29,963,281	$123,062,000	$554,202,095
Ending Balance: loans acquired with deteriorated credit quality	$1,555,729	$-	$2,416,981	$-	$3,228,143	$7,200,853

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Fiscal 2010
Balance, beginning of period	$3,992,961
Loans charged off:
Residential real estate	(156,980)
Construction	-
Commercial business	(117,957)
Commercial real estate	(75,780)
Consumer	(79,507)
Gross charged off loans	(430,224)
Recoveries of loans previously charged off:
Residential real estate	7,994
Construction	-
Commercial business	4,986
Commercial real estate	2,464
Consumer	5,497
Gross recoveries of charged off loans	20,941
Net charge offs	(409,283)
Provision charged to expense	924,933
Balance, end of period	$4,508,611

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when an amount is determined to be uncollectible, based on management’s analysis of expected cash flow (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries, if any, are credited to the allowance.

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

Under the Company’s allowance methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, which are collectively evaluated for impairment, and 2) all other loans which are individually evaluated. Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge offs are most likely to have a significant impact on operations.

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades. The primary responsibility for this review rests with loan

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2012 and 2011. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

June 30, 2012	Conventional Real Estate	Construction Real Estate	Commercial Real Estate	Consumer	Commercial
Pass	$198,847,363	$22,811,575	$194,280,920	$28,967,594	$129,572,873
Watch	1,561,263	-	149,940	-	5,398,255
Special Mention	-	-	-	-	-
Substandard	604,072	-	6,526,569	18,311	2,033,094
Doubtful	-	-	-	-	-
Total	$201,012,698	$22,811,575	$200,957,429	$28,985,905	$137,004,222

June 30, 2011	Conventional Real Estate	Construction Real Estate	Commercial Real Estate	Consumer	Commercial
Pass	$198,104,835	$21,590,865	$177,467,948	$29,951,645	$119,248,931
Watch	1,478,676	-	1,005,338	-	5,499,249
Special Mention	-	-	-	-	-
Substandard	215,702	-	6,685,477	9,996	1,541,963
Doubtful	85,394	-	-	1,640	-
Total	$199,884,607	$21,590,865	$185,158,763	$29,963,281	$126,290,143

The above amounts include purchased credit impaired loans. At June 30, 2012, these loans comprised $1.5 million of credits rated “Pass”; $0 of credits rated “Special Mention”, $3.0 million rated “Substandard” and $0 rated “Doubtful”. At June 30, 2011, these loans comprised $2.1 million of credits rated “Pass”; $2.4 million of credits rated “Special Mention”; $2.7 million of loans rated “Substandard”; and $0 of credits rated “Doubtful”.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Special Mention, Substandard, or Doubtful. In addition, lending relationships over $250,000 are subject to an independent loan review following origination, and lending relationships in excess of $1,000,000 are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

Watch – Loans classified as watch exhibit weaknesses that require more than usual monitoring. Issues may include deteriorating financial condition, payments made after due date but within 30 days, adverse industry conditions or management problems.

Special Mention – Loans classified as special mention exhibit signs of further deterioration but still generally make payments within 30 days. This is a transitional rating and loans should typically not be rated Special Mention for more than 12 months

Substandard – Loans classified as substandard possess weaknesses that jeopardize the ultimate collection of the principal and interest outstanding. These loans exhibit continued financial losses, ongoing delinquency, overall poor financial condition, and insufficient collateral. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses of substandard loans, and have deteriorated to the level that there is a high probability of substantial loss.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

    The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2012 and 2011. These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real Estate Loans:
Conventional	$310,046	$66,586	$59,142	$435,774	$200,576,924	$201,012,698	$-
Construction	-	-	-	-	22,811,575	22,811,575	-
Commercial	176,642	41,187	796,794	1,014,623	199,942,806	200,957,429	-
Consumer loans	78,762	-	-	78,762	28,907,143	28,985,905	-
Commercial loans	694,044	-	80,000	774,044	136,230,178	137,004,222	-
Total loans	$1,259,494	$107,773	$935,936	$2,303,203	$588,468,626	$590,771,829	$-

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
Real Estate Loans:
Conventional	$1,287,921	$997,076	$275,021	$2,560,018	$197,324,589	$199,884,607	$189,627
Construction	800,198	100,000	151,699	1,051,897	20,538,968	21,590,865	-
Commercial	338,484	-	124,825	463,309	184,695,454	185,158,763	124,824
Consumer loans	433,468	18,528	121,934	573,930	29,389,351	29,963,281	121,934
Commercial loans	1,153,498	13,583	1,841	1,168,922	125,121,221	126,290,143	1,840
Total loans	$4,013,569	$1,129,187	$675,320	$5,818,076	$557,069,583	$562,887,659	$438,225

The above amounts include purchased credit impaired loans. At June 30, 2012, there were no purchased credit impaired loans that were past due. At June 30, 2011these loans comprised $1.8 million of credits 30-59 Days Past Due; $442,000 of credits 60-89 Days Past Due; $153,000 of credits Greater Than 90 Days Past Due; $2.4 million of Total Past Due credits; $4.7 million of credits Current; and $0 of Total Loans > 90 Days & Accruing.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35- 16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2012 and 2011. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,531,881	$2,160,350	$-
Construction real estate	-	-	-
Commercial real estate	2,563,744	2,935,620	-
Consumer loans	-	-	-
Commercial loans	845,692	868,844	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	982,884	1,014,082	353,159
Consumer loans	-	-	-
Commercial loans	930,123	1,500,000	376,137
Total:
Conventional real estate	$1,531,881	$2,160,350	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,546,628	$3,949,702	$353,159
Consumer loans	$-	$-	$-
Commercial loans	$1,775,815	$2,368,844	$376,137

	June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	-	-	-
Commercial real estate	1,835,250	3,228,059	-
Consumer loans	-	-	-
Commercial loans	3,228,143	4,728,158	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	2,066,442	2,114,016	598,887
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Conventional real estate	$1,555,729	$2,307,417	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,901,692	$5,342,075	$598,887
Consumer loans	$-	$-	$-
Commercial loans	$3,228,143	$4,728,158	$-

The above amounts include purchased credit impaired loans. At June 30, 2012, these loans comprised of $3.6 million of impaired loans without a specific valuation allowance; $935,000 with a specific valuation allowance,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

and $4.5 million of total impaired loans. At June 30, 2011, these loans comprised $6.6 million of impaired loans without a specific valuation allowance; $582,000 of impaired loans with a specific valuation allowance, and $7.2 million of total impaired loans. The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2012 (in thousands)
	Average Investment in Impaired Loans	Interest Income Recognized
Conventional Real Estate	$1,667	$311
Construction Real Estate	-	-
Commercial Real Estate	2,949	638
Consumer Loans	-	-
Commercial Loans	2,155	1,265
Total Loans	$6,771	$2,214

	Fiscal 2011 (in thousands)
	Average Investment in Impaired Loans	Interest Income Recognized
Conventional Real Estate	$981	$105
Construction Real Estate	-	-
Commercial Real Estate	2,758	220
Consumer Loans	-	-
Commercial Loans	2,283	212
Total Loans	$6,022	$537

	Fiscal 2010 (in thousands)
	Average Investment in Impaired Loans	Interest Income Recognized
Conventional Real Estate	$802	$112
Construction Real Estate	-	-
Commercial Real Estate	1,758	116
Consumer Loans	353	57
Commercial Loans	393	17
Total Loans	$3,306	$302

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2012, 2011, and 2010 was immaterial.

For the fiscal years ended June 30, 2012, 2011, and 2010, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $1.4 million, $95,000, and $46,000, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The following table presents the Company’s nonaccrual loans at June 30, 2012 and 2011. This table includes purchased credit impaired loans. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected. The table excludes performing troubled debt restructurings.

	June 30, 2012	June 30, 2011
Conventional real estate	$395,374	$97,131
Construction real estate	-	-
Commercial real estate	976,881	151,701
Consumer loans	15,971	11,636
Commercial loans	1,010,123	2,022
Total loans	$2,398,349	$262,490

The above amounts include purchased credit impaired loans. At June 30, 2012, these loans comprised $930,000 of nonaccrual loans; at June 30, 2011, these loans comprised $153,000 of nonaccrual loans.

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

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred during fiscal 2012 (beginning July 1, 2011) for identification as troubled debt restructurings (TDRs). The Company identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in

Section 310-10-35 for those receivables newly identified as impaired. As of June 30, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $3.5 million. A specific allowance under Section 310-10-35 of $593,000 was associated with those receivables, but the amount of that specific allowance was based upon standard impairment measurement which would have been conducted regardless of the loans’ status as a TDR. Therefore, the Company concludes there was no financial statement impact resulting from the adoption.

At June 30, 2012, and June 30, 2011, the Company had $3.1 million and $0, respectively, of commercial real estate loans, $1.7 million and $0, respectively, of commercial loans, and $40,000 and $0, respectively, of conventional real estate loans that were modified in TDRs and impaired. All loans classified as TDRs at June 30, 2012, and June 30, 2011, were so classified due to interest rate concessions. During the previous twelve months, two commercial real estate loans totaling $1.4 million were modified as TDRs and had payment defaults subsequent to the modification. When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2012, segregated by class, are shown

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2012
	Number of modifications	Recorded Investment
Conventional real estate	2	$39,835
Construction real estate	-	-
Commercial real estate	10	2,290,986
Consumer loans	-	-
Commercial loans	6	807,386
Total	18	$3,138,207

At June 30, 2011, the Company held no loans recognized as a troubled debt restructuring.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2012 and 2011, respectively:

	2012	2011
Beginning Balance	$10,229,780	$10,407,740
Additions	1,483,001	105,299
Repayments	(588,382)	(283,259)
Ending Balance	$11,124,399	$10,229,780

NOTE 4: Accounting for Certain Loans Acquired in a Transfer

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2012. The amounts of loans at June 30, 2012, are as follows:

	June 30,
Real Estate Loans:	2012	2011
Conventional	$2,126,478	$2,307,417
Construction	-	-
Commercial	2,087,192	3,857,364
Consumer loans	-	-
Commercial loans	1,947,738	4,728,158
Outstanding balance	$6,161,408	$10,892,939
Carrying amount, net of fair value adjustment of $1,624,572 and $3,692,086 at 2012 and 2011	$4,536,836	$7,200,853

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Accretable yield, or income expected to be collected, is as follows:

	June 30,
	2012	2011
Balance at June 30,	$792,942	$413,525
Additions	-	600,788
Accretion	(1,515,270)	(233,530)
Reclassification from nonaccretable difference	1,211,684	12,159
Disposals	-	-
Balance at June 30	$489,356	$792,942

During the fiscal years ended June 30, 2012 and 2011, the Company increased the allowance for the loan losses by a charge to the income statement of $381,000 and $121,000, respectively, related to these purchased credit impaired loans. During the same periods, allowance for loan losses of $105,000 and $0, respectively, was reversed.

NOTE 5: Premises and Equipment

Following is a summary of premises and equipment:

	June 30
	2012	2011
Land	$3,255,867	$1,746,331
Buildings and improvements	9,523,450	7,977,484
Furniture, fixtures, and equipment	7,280,566	6,158,890
Automobiles	70,590	74,080
	20,130,473	15,956,785
Less: accumulated depreciation	8,783,409	7,899,256
	$11,347,064	$8,057,529

NOTE 6: Deposits

Deposits are summarized as follows:

	June 30
	2012	2011
Non-interest bearing accounts	$54,812,645	$32,848,037
NOW accounts	193,870,344	152,474,730
Money market deposit accounts	18,099,265	15,802,312
Savings accounts	86,717,214	94,378,370
TOTAL NON-MATURITY DEPOSITS	353,499,468	295,503,449

Certificates
0.00-.99%	59,459,416	26,139,189
1.00-1.99%	106,609,956	148,429,914
2.00-2.99%	37,863,635	57,993,390
3.00-3.99%	24,185,741	25,888,256
4.00-4.99%	2,499,301	4,651,354
5.00-5.99%	696,106	1,545,265
TOTAL CERTIFICATES	231,314,155	264,647,368
TOTAL DEPOSITS	$584,813,623	$560,150,817

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The aggregate amount of deposits with a minimum denomination of $100,000 was $313,814,344 and $261,490,430 at June 30, 2012 and 2011, respectively.

Certificate maturities are summarized as follows:

June 30, 2012
July 1, 2012 to June 30, 2013	$158,873,077
July 1, 2013 to June 30, 2014	36,770,172
July 1, 2014 to June 30, 2015	13,129,529
July 1, 2015 to June 30, 2016	13,935,425
July 1, 2016 to June 30, 2017	8,605,952
Thereafter	-
TOTAL	$231,314,155

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2012 and 2011 totaled approximately $1.7 million and $1.5 million, respectively.

NOTE 7: Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days. The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

The market value of the securities underlying the agreements at June 30, 2012 and 2011, was $28.3 and $27.5 million, respectively. The securities sold under agreements to repurchase are under the Company’s control.

	June 30
	2012	2011
Year-end balance	$25,642,407	$25,230,051
Average balance during the year	26,955,690	29,285,198
Maximum month-end balance during the year	29,949,413	34,916,762
Average interest during the year	0.87%	0.99%
Year-end interest rate	0.50%	0.86%

NOTE 8: Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Call Date or		June 30
Maturity	Quarterly Thereafter	Interest Rate	2012	2011
10/30/12	-	4.87%	$-	$3,000,000
04/01/13	-	3.65%	-	3,000,000
01/30/15	-	3.75%	-	3,000,000
11/29/16	8/29/2012	3.88%	5,000,000	5,000,000
11/29/16	8/29/2012	4.36%	5,000,000	5,000,000
11/20/17	8/20/2012	3.82%	3,000,000	3,000,000
11/29/17	11/29/2012	4.01%	2,500,000	2,500,000
08/14/18	8/14/2012	3.48%	4,000,000	4,000,000
08/14/18	8/14/2013	3.98%	5,000,000	5,000,000
		TOTAL	$24,500,000	$33,500,000

Weighted-average rate			3.94%	4.48%

In addition to the above advances, the Bank had an available line of credit amounting to $153,381,000 and $108,332,000, with the FHLB at June 30, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $268.9 and $218.2 million, respectively, were pledged to the FHLB at June 30, 2012 and 2011, respectively. The principal maturities of FHLB advances at June 30, 2012, are below:

FHLB Advance Maturities	June 30, 2012
July 1, 2012 to June 30, 2013	$-
July 1, 2013 to June 30, 2014	-
July 1, 2014 to June 30, 2015	-
July 1, 2015 to June 30, 2016	-
July 1, 2016 to June 30, 2017	10,000,000
July 1, 2017 to thereafter	14,500,000
Total	$24,500,000

NOTE 9: Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2012, the current rate was 3.22%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp, Inc. used its net proceeds for working capital and investment in its subsidiaries.

NOTE 10: Employee Benefits

401(k). The Bank has a 401(k) retirement plan that covers substantially all eligible employees. During fiscal 2012, the Bank amended the plan to make “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2012, based on financial performance for fiscal 2012. Total 401(k) expense for fiscal 2012 and 2011 was $413,000 and $385,000, respectively. During fiscal 2010, there were no contributions made to the plan. At June 30, 2012, 401(k) plan participants held approximately 205,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Employee Stock Ownership Plan (ESOP). The Bank established a tax-qualified ESOP in April 1994. Effective September 30, 2010, the plan was merged with and into the Bank’s 401(k) retirement plan. The Bank made discretionary contributions to the ESOP for fiscal 2010 of $240,000. Benefits are vested over five years; that vesting schedule remains intact following the merger into the 401(k) plan. At June 30, 2010, the ESOP held 225,139 shares of the Company’s stock, all of which were allocated. Shares held by the ESOP were transferred to participant 401(k) account balances effective September 30, 2010.

Management Recognition Plan (MRP). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2012, the Bank granted 3,036 shares to employees. During fiscal 2008, the Bank granted 2,500 MRP shares to employees. The shares granted are in the form of restricted stock vested at the rate of 20% of such shares per year. During fiscal 2012, 500 MRP shares vested, which had been awarded in fiscal 2008. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, was recognized pro-rata over the five years during which the shares vest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The Board of Directors can terminate MRP awards at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for 2012, 2011, and 2010, was $11,000, $13,000, and $12,000, respectively. At June 30, 2012, unvested compensation expense related to the MRP was approximately $65,000.

Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 66,000 shares. EIP shares are available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee has the power to set vesting requirements for each award under the EIP. The first awards under this plan were made to directors and officers on June 29, 2012, totaling 36,964 shares, in the form of restricted stock, which will vest at the rate of 20% of such shares per year. At June 30, 2012, unvested compensation expense related to the MRP was approximately $795,000.

Stock Option Plans. The Company adopted a stock option plan in April 1994. The 1994 stock option plan expired in 2004, and the final options awarded and outstanding under that plan were exercised during fiscal 2011. In October 2003, a new stock option and incentive plan was adopted (“2003 Plan”). Under the 2003 Plan, the Company has granted 116,000 options to employees and directors, of which, 2,500 have been exercised, 22,500 have been forfeited, and 91,000 remain outstanding. Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares or treasury shares.

As of June 30, 2012, there was $45,000 in remaining unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2012, was $608,000. The aggregate intrinsic value of stock options exercisable at June 30, 2012, was $485,000. During fiscal 2012, options to purchase 1,500 shares were exercised. The intrinsic value of these options, based on the Company’s closing stock price of $21.50, was $9,000. The intrinsic value of options vested in fiscal 2012, 2011, and 2010 was $44,000, $47,000, and $4,000, respectively.

Changes in options outstanding were as follows:

	2012		2011		2010
	Weighted Average Price	Number	Weighted Average Price	Number	Weighted Average Price	Number
Outstanding at beginning of year	$14.44	87,500	$13.77	105,500	$14.01	85,500
Granted	22.35	5,000	-	-	12.75	20,000
Exercised	15.23	(1,500)	7.52	(11,000)	-	-
Forfeited	-	-	15.23	(7,000)	-	-
Outstanding at year-end	$14.87	91,000	$14.44	87,500	$13.77	105,500
Options exercisable at year-end	$14.77	72,000	$14.94	68,500	$14.10	80,500

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2012 and 2010. (No options were granted in fiscal 2011):

	2012	2011	2010
Assumptions:
Expected dividend yield	2.15%	-	3.76%
Expected volatility	20.75%	-	18.08%
Risk-free interest rate	2.18%	-	3.70%
Weighted-average expected life (years)	10.00	-	10.00
Weighted average fair value of	$4.66	-	$1.95

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The table below summarizes information about stock options outstanding under the plan at June 30, 2012:

	Options Outstanding		Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
22.6 mo.	41,000	$15.23	41,000	$15.23
27.6 mo.	15,000	15.30	15,000	15.30
38.4 mo.	5,000	14.26	5,000	14.26
76.6 mo.	5,000	12.15	3,000	12.15
90.6 mo.	20,000	12.75	8,000	12.75
112.7 mo.	5,000	22.35	-	22.35

NOTE 11: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2008. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:

	June 30, 2012	June 30, 2011
Deferred tax assets:
Provision for losses on loans	$3,247,995	$2,889,770
Accrued compensation and benefits	171,113	168,375
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	159,613	169,005
Unrealized loss on other real estate	47,600	66,952
Other	-	-
Total deferred tax assets	3,887,726	3,555,507

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	893,549	1,828,472
Depreciation	552,633	525,096
Prepaid expenses	123,704	174,507
Unrealized gain on available for sale securities	400,554	306,199
Other	69,083	187,850
Total deferred tax liabilities	2,228,135	3,210,736

Net deferred tax (liability) asset	$1,659,591	$344,771

As of June 30, 2012, the Company had approximately $515,000 of federal and state net operating loss carryforwards which were acquired in the July 2009 acquisition of Southern Bank of Commerce. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to the utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Year ended June 30
	2012	2011	2010
Tax at statutory rate	$4,996,426	$5,923,356	$2,086,476
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(469,200)	(384,457)	(327,299)
State tax, net of Federal benefit	275,847	460,690	104,354
Cash surrender value of
Bank-owned life insurance	(116,631)	(94,364)	(92,845)
Tax benefits realized on acquisition	-	-	(258,000)
Acquisition costs	-	-	51,594
Other, net	(89,334)	46,378	(53,175)
ACTUAL PROVISION	$4,597,108	$5,951,603	$1,511,105

Tax credit benefits in the amount of $499,000 were recognized in fiscal 2012, as compared to $292,000 and $220,000, respectively, in fiscal 2011 and 2010, under the flow-through method of accounting for investments in tax credits.

NOTE 12: Other Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,
	2012	2011
Net unrealized gain on securities available-for-sale	$1,175,552	$847,912
Net unrealized loss on securities available-for-sale securities for which a portion of an other-than- temporary impairment has been recognized in income	(92,921)	(20,295)
Unrealized gain from defined benefit pension plan	17,824	14,202
	1,100,455	841,819
Tax effect	(400,554)	(306,199)
Net of tax amount	$699,901	$535,620

NOTE 13: Stockholders’ Equity and Regulatory Capital

On November 22, 2011, the Company completed an underwritten public offering of common shares in which it sold 1,150,000 shares to the public for $19.00 per share, for aggregate gross proceeds of $21.9 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.9 million. The proceeds from the offering are being used for general corporate purposes, including the funding of loan growth and the purchase of securities.

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Bank’s regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$106,796	19.08%	$44,772	8.00%	n/a	n/a
Southern Bank	$83,992	15.21%	$44,170	8.00%	$55,213	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	99,788	17.83%	22,386	4.00%	n/a	n/a
Southern Bank	77,077	13.96%	22,085	4.00%	33,128	6.00%
Tier I Capital (to Average Assets)
Consolidated	99,788	13.47%	29,635	4.00%	n/a	n/a
Southern Bank	77,077	10.52%	29,296	4.00%	36,620	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$65,528	12.40%	$42,290	8.00%	n/a	n/a
Southern Bank	$66,161	12.52%	$42,276	8.00%	$52,845	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	59,090	11.18%	21,145	4.00%	n/a	n/a
Southern Bank	59,551	11.27%	21,138	4.00%	31,707	6.00%
Tier I Capital (to Average Assets)
Consolidated	59,090	8.60%	27,492	4.00%	n/a	n/a
Southern Bank	59,551	8.66%	27,518	4.00%	34,397	5.00%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2012, approximately $21.0 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

NOTE 14: Capital Purchase Program Implemented by the U.S. Treasury

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL. The dividend rate for the quarter ended March 31, 2012, was 1%. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

NOTE 15: Commitments and Credit Risk

Standby Letters of Credit. In the normal course of business, the Company issues various financial standby, performance standby, and commercial letters of credit for its customers. As consideration for the letters of credit, the institution charges letter of credit fees based on the face amount of the letters and the creditworthiness of the counterparties. These letters of credit are standalone agreements, and are unrelated to any obligation the depositor has to the Company.

Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

The Company had total outstanding standby letters of credit amounting to $1,140,000 at June 30, 2012, and $1,102,000 at June 30, 2011, with terms ranging from 12 to 24 months. At June 30, 2012, the Company’s deferred revenue under standby letters of credit agreements was nominal.

Off-balance-sheet and Credit Risk. The Company’s Consolidated Financial Statements do not reflect various financial instruments to extend credit to meet the financing needs of its customers.

These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

The Company had $100.4 million in commitments to extend credit at June 30, 2012 and $73.6 million at June 30, 2011.

At June 30, 2012, total commitments to originate fixed-rate loans with terms in excess of one year were $12.1 million at rates ranging from 3.50% to 10.50%, with a weighted-average rate of 5.61%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri and Arkansas. Although the Company has a diversified portfolio, loans aggregating $225.8 million at June 30, 2012, are secured by single and multi-family residential real estate in the Company’s primary lending area.

NOTE 16: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30
	2012	2011	2010
Net income	$10,098,263	$11,470,031	$4,625,588
Less: Charge for early redemption of preferred stock issued at discount	94,365	-	-
Less: Effective dividend on preferred shares	424,184	511,814	510,006
Net income available to common stockholders	$9,579,714	$10,958,217	$4,115,582
Denominator for basic earnings per share -
Weighted-average shares outstanding	2,796,279	2,088,833	2,083,458
Effect of dilutive securities stock options	92,634	52,258	21,834
Denominator for diluted earnings per share	2,888,913	2,141,091	2,105,292

Basic earnings per share available to common stockholders	$3.43	$5.25	$1.98
Diluted earnings per share available to common stockholders	$3.32	$5.12	$1.95

NOTE 17: Acquisitions

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

The Company recorded $437,000 in third-party acquisition-related costs in fiscal 2011. The expenses are included in noninterest expense in the Company’s consolidated statement of income for fiscal 2011.

The bargain purchase gain of $7.0 million arising from the acquisition is a result of the discount bid of $17.5 million made by the Company to acquire the assets and assume the liabilities of the failed financial institution. The transaction was accomplished without the loss-share coverage from the FDIC. The full amount of the bargain purchase gain is expected to be taxable, on a deferred basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date.

Fair Value of Consideration Transferred
Equity position of target at closing			$(2,453,832)
Asset discount bid			(17,500,000)
Deposit premium bid			224,028
Total cash (to) from buyer			$(19,729,804)

Recognized amounts of identifiable assets acquired and liabilities assumed	Acquired from the FDIC	Fair Value Adjustments	As Recorded

Cash and cash equivalents	$18,519,482	$-	$18,519,482
Loans	124,409,033	(9,801,830)	114,607,203
Premises and equipment	1,159	-	1,159
Identifiable intangible assets	-	624,952	624,952
Other	1,680,991	-	1,680,991
Deposits	(130,314,617)	(524,043)	(130,838,660)
Long-term debt	(16,658,022)	(548,781)	(17,206,803)
Other	(91,858)	(29,520)	(121,378)

Total identifiable net assets	$(2,453,832)	$(10,279,222)	$(12,733,054)

Bargain purchase gain			$(6,996,750)

For the fiscal year ended June 30, 2011, the acquired business contributed revenues (net interest income and noninterest income) of $3.0 million, and earnings, net of tax of $1.0 million to the Company. The figure reported for earnings does not include additional administrative expenses incurred by the Company that could be attributed to growth resulting from the acquisition. The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2009:

	Pro forma
(dollars in thousands, except EPS)	Year Ended June 30
	2011	2010
Interest income	$38,796	$33,641
Interest expense	12,597	13,413
Net interest income	26,199	20,228
Provision for loan losses	2,632	2,774
Net interest income after provision for loan losses	23,567	17,454
Noninterest income	10,681	3,228
Noninterest expense	17,068	16,276
Income before taxes	17,180	4,406
Income taxes	5,862	862
Net income	11,318	3,544
Less: effective dividend on preferred shares	512	510
Net income available to common shareholders	$10,806	$3,034

Basic earnings per common share	$5.17	$1.46
Diluted earnings per common share	$5.05	$1.44

The above pro forma summary excludes earnings on investment securities as they were not included with the asset purchase.

The fair value of the assets acquired included loans with a fair value of $114.6 million. The estimated gross

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

amount due under the contracts was $124.4 million, of which $7.4 million was expected to be uncollectible. The determination of the initial fair value of assets acquired and liabilities assumed in the transaction involves a high degree of judgment and complexity. The carrying value of the acquired loans reflect management’s best estimate of the fair value of these assets as of the date of acquisition. However, the amount that we realize on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.

NOTE 18: Fair Value Measurements

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and 2011:

	Fair Value Measurements at June 30, 2012, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government sponsored enterprises (GSEs)	$18,099,618	$-	$18,099,618	$-
State and political subdivisions	36,381,253	-	36,381,253	-
Other securities	1,393,257	-	1,360,657	32,600
Mortgage-backed GSE residential	19,252,717	-	19,252,717	-

	Fair Value Measurements at June 30, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government sponsored enterprises (GSEs)	$12,976,070	$-	$12,976,070	$-
State and political subdivisions	24,981,454	-	24,981,454	-
Other securities	834,141	-	763,137	71,004
Mortgage-backed GSE residential	24,535,536	-	24,535,536	-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period year ended June 30, 2012.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the years ended June 30, 2012 and 2011:

	2012	2011
Available-for-sale securities, beginning of year	$71,004	$-
Total unrealized gain (loss) included in
comprehensive income	(38,404)	65,998
Transfer from Level 2 to Level 3	-	5,006
Available-for-sale securities, end of period	$32,600	$71,004

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2012 and 2011:

	Fair Value Measurements at June 30, 2012, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$1,214,000	$-	$-	$1,214,000
Foreclosed and repossessed assets held for sale	1,435,000	-	-	1,435,000

	Fair Value Measurements at June 30, 2011, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$543,000	$-	$-	$543,000
Foreclosed and repossessed assets held for sale	1,150,000	-	-	1,150,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2012 and 2011:

	2012	2011
Impaired loans (collateral dependent)	$(517,000)	$(231,000)
Foreclosed and repossessed assets held for sale	(93,000)	(384,000)
Total gains (losses) on assets measured on a non-recurring basis	$(610,000)	$(615,000)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company’s $5.6 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding performing TDRs, at June 30, 2012, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $2.3 million. Older real estate appraisals were available for impaired loans with an outstanding balance of approximately $2.2 million. The remaining $1.1 million was secured by collateral such as closely-held stock, accounts receivable, equipment, or inventory. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair value at June 30, 2012	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied

	$32,600	Discounted cash flow	Discount rate	n/a	8.2%
			Prepayment rate	n/a	5% every five years (1)
			Projected defaults and deferrals	n/a	37.1%
			(% of pool balance)
			Anticipated recoveries	n/a	7.6%
			(% of pool balance)
Impaired loans (collateral dependent)	1,214,000	Internal or third-party appraisal	Discount to reflect realizable value	7.0% - 100%	32.9%
Foreclosed and repossessed assets	1,435,000	Third party appraisal	Marketability discount	8.3% - 43.9%	21.4%

(1)
The Level 3 fair value measurement also assumes that 11.9% of the pooled trust preferred security will prepay in 2013 due to unfavorable regulatory capital treatment under the Dodd-Frank regulatory reform bill.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2012, and the estimated fair values of the Company’s financial instruments at June 30, 2011:

	June 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$33,421	$33,421	$-	$-
Interest-bearing time deposits	1,273	-	1,273	-
Available-for-sale securities	75,127	-	75,127	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	583,465	-	-	587,955
Accrued interest receivable	3,694	-	3,694	-
Financial liabilities
Deposits	584,814	353,212	-	232,583
Securities sold under agreements to repurchase	25,642	-	25,642	-
Advances from FHLB	24,500	-	27,923	-
Accrued interest payable	626	-	626	-
Subordinated debt	7,217	-	-	5,103
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$33,896	$33,896
Interest-bearing time deposits	792	792
Stock in FHLB	2,369	2,369
Stock in Federal Reserve Bank of St. Louis	719	719
Loans receivable, net	556,576	558,083
Accrued interest receivable	3,800	3,800
Financial liabilities
Deposits	560,151	561,063
Securities sold under agreements to repurchase	25,230	25,230
Advances from FHLB	33,500	37,379
Accrued interest payable	834	834
Subordinated debt	7,217	6,341
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-
Letters of credit	-	-
Lines of credit	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents, interest-bearing time deposits, accrued interest receivable, and accrued interest payable are valued at their carrying amounts, which approximates book value. Stock in FHLB and the Federal Reserve Bank of St. Louis is valued at cost, which approximates fair value. Fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of accrued interest approximate their fair values.

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

NOTE 19: Significant Estimates

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are described in Note 1.

Current Economic Conditions. The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company. Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company and Bank’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company and Bank’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

NOTE 20: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
Condensed Balance Sheets	2012	2011

Assets

Cash and cash equivalents	$15,342,647	$816,033
Other assets	6,994,591	404,518
Investment in common stock of Bank	79,233,550	61,962,129
TOTAL ASSETS	$101,570,788	$63,182,680

Liabilities and Stockholder's Equity

Accrued expenses and other liabilities	$(374,284)	$233,572
Subordinated debt	7,217,000	7,217,000
TOTAL LIABILITIES	6,842,716	7,450,572
Stockholder's equity	94,728,072	55,732,108
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$101,570,788	$63,182,680

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

	Year ended June 30
Condensed Statements of Income	2012	2011	2010
Interest income	$110,741	$17,438	$62,324
Interest expense	232,154	226,776	227,020
Net interest expense	(121,413)	(209,338)	(164,696)
Dividends from Bank	2,700,000	2,000,000	2,000,000
Operating expenses	410,759	325,857	467,661
Income before income taxes and equity in undistributed income of the Bank	2,167,828	1,464,805	1,367,643
Income tax benefit	199,000	170,100	225,100
Income before equity in undistributed income of the Bank	2,366,828	1,634,905	1,592,743
Equity in undistributed income of the Bank	7,731,435	9,835,126	3,032,845
NET INCOME	$10,098,263	$11,470,031	$4,625,588

	Year ended June 30
Condensed Statements of Cash Flow	2012	2011	2010
Cash Flows from operating activities:
Net income	$10,098,263	$11,470,031	$4,625,588
Changes in:
Equity in undistributed income of the Bank	(7,731,435)	(9,835,126)	(3,032,845)
Other adjustments, net	(476,769)	335,400	258,960
NET CASH PROVIDED BY
OPERATING ACTIVITES	1,890,059	1,970,305	1,851,703

Cash flows from investing activities:
Proceeds from (investment in) loan participations	(6,721,160)	284,011	2,465,989
Proceeds from sale of real estate	-	-	2,016,991
Investment in Bank subsidiary	-	(4,500,000)	(2,000,000)
NET CASH (USED IN) OR PROVIDED BY
INVESTING ACTIVITIES	(6,721,160)	(4,215,989)	2,482,980

Cash flows from financing activities:
Proceeds from issuance of preferred stock	19,973,208	-	-
Proceeds from issuance of common stock	19,914,349	-	-
Dividends on preferred stock	(368,760)	(477,500)	(477,500)
Dividends on common stock	(1,283,928)	(1,004,749)	(1,002,156)
Exercise of stock options	22,845	82,730	-
Redemption of preferred stock	(9,550,000)	-	-
Investments in bank subsidiary	(9,350,000)	-	-
NET CASH (USED IN) OR PROVIDED BY
FINANCING ACTIVITIES	19,357,714	(1,399,519)	(1,479,656)

Net (decrease) increase in cash and cash equivalents	14,526,613	(3,645,203)	2,855,027
Cash and cash equivalents at beginning of year	816,033	4,461,236	1,606,209
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$15,342,646	$816,033	$4,461,236

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Southern Missouri Bancorp, Inc.

NOTE 21: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,214	$9,943	$9,755	$9,053
Interest expense	2,736	2,622	2,446	2,139

Net interest income	7,478	7,321	7,309	6,914

Provision for loan losses	517	345	215	707
Noninterest income	1,116	899	954	1,093
Noninterest expense	3,783	3,884	4,866	4,072
Income before income taxes	4,294	3,991	3,182	3,228
Income tax expense	1,444	1,317	1,006	830
NET INCOME	$2,850	$2,674	$2,176	$2,398

	June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$7,295	$7,539	$10,296	$9,917
Interest expense	2,780	2,776	2,903	2,825

Net interest income	4,515	4,763	7,393	7,092

Provision for loan losses	643	274	1,196	273
Noninterest income	820	7,867	850	966
Noninterest expense	2,861	3,695	4,068	3,834
Income before income taxes	1,831	8,661	2,979	3,951
Income tax expense	528	3,085	1,001	1,338
NET INCOME	$1,303	$5,576	$1,978	$2,613

	June 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$6,896	$6,894	$6,805	$6,947
Interest expense	2,824	2,849	2,797	2,755

Net interest income	4,072	4,045	4,008	4,192

Provision for loan losses	210	310	160	245
Noninterest income	704	791	713	886
Noninterest expense	3,161	2,914	3,168	3,106
Income before income taxes	1,405	1,612	1,393	1,727
Income tax expense	215	449	316	531
NET INCOME	$1,190	$1,163	$1,077	$1,196

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2012, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: September 21, 2012	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Smith, Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2012, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge no late reports occurred during the fiscal year ended June 30, 2012. All other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2012, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	91,000		$14.87	35,536	(1)
Equity Compensation Plans Not Approved By Security Holders	---	$	---	---

	91,000		14.87
________________
(1) Includes 29,036 shares which may be utilized for awards of restricted stock or restricted stock units under the Company’s 2008 Equity Incentive Plan.

Item 13.     Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2012, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.     Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements:

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2012 and 2011
Consolidated Statements of Operations for the Years Ended June 30, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements, June 30, 2012, 2011 and 2010

(a)(2)           Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)           Exhibits:

Regulation S-K Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(ii)
Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	2.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	3.	1994 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)
	4.	Management Recognition and Development Plan (attached to the Registrant’s definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)
	5.	Employment Agreements
(i) Employment Agreement with Greg A. Steffens (files as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999)
	6.	Director’s Retirement Agreements
(i) Director’s Retirement Agreement with Samuel H. Smith (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 and incorporated herein by reference)
(ii)
Director’s Retirement Agreement with Sammy A. Schalk (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(iii)
Director’s Retirement Agreement with Ronnie D. Black (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(iv)
Director’s Retirement Agreement with L. Douglas Bagby (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(v)
Director’s Retirement Agreement with Rebecca McLane Brooks (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(vi)
Director’s Retirement Agreement with Charles R. Love (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(vii)
Director’s Retirement Agreement with Charles R. Moffitt (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(viii)
Director’s Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2008 and incorporated herein by reference)

	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995)
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 21, 2012	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Samuel H. Smith Samuel H. Smith Chairman of the Board of Directors	September 21, 2012
By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 21, 2012
By:	/s/ L. Douglas Bagby L. Douglas Bagby Vice Chairman and Director	September 21, 2012
By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 21, 2012
By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 21, 2012
By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 21, 2012
By:	/s/ Charles R. Love Charles R. Love Director	September 21, 2012
By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 21, 2012
By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 21, 2012
By:	/s/ David J. Tooley David J. Tooley Director	September 21, 2012
By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2012

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2013

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications