Form 10-Q
period 2012-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2012-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2012
Common Stock, Par Value $.01	3,252,076 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012, AND JUNE 30, 2012

	September 30, 2012	June 30, 2012
	(unaudited)
Cash and cash equivalents	$9,006,056	$33,421,099
Interest-bearing time deposits	2,154,000	1,273,000
Available for sale securities	71,973,898	75,126,845
Stock in FHLB of Des Moines	2,819,200	2,018,200
Stock in Federal Reserve Bank of St. Louis	1,001,050	1,001,050
Loans receivable, net of allowance for loan losses of $8,080,838 and $7,492,054 at September 30, 2012 and June 30, 2012, respectively

	608,689,480	583,464,521
Accrued interest receivable	4,432,400	3,694,344
Premises and equipment, net	13,085,526	11,347,064
Bank owned life insurance – cash surrender value	16,083,321	15,957,500
Intangible assets, net	1,353,274	1,457,557
Prepaid expenses and other assets	12,993,319	10,427,788
Total assets	$743,591,524	$739,188,968

Deposits	$571,884,338	$584,813,623
Securities sold under agreements to repurchase	22,940,577	25,642,407
Advances from FHLB of Des Moines	42,500,000	24,500,000
Accounts payable and other liabilities	1,492,583	1,662,208
Accrued interest payable	545,289	625,659
Subordinated debt	7,217,000	7,217,000
Total liabilities	646,579,787	644,460,897

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at September 30, 2012, and June 30, 2012	20,000,000	20,000,000

Common stock, $.01 par value; 4,000,000 shares authorized; 3,252,706 shares issued at September 30 and June 30, 2012	32,527	32,527
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,538,803	22,479,767
Retained earnings	53,345,861	51,365,401
Treasury stock of 630 and 2,230 shares at September 30 and June 30, 2012, at cost, respectively	(7,435)	(26,315)
Accumulated other comprehensive income	925,191	699,901
Total stockholders’ equity	97,011,737	94,728,071

Total liabilities and stockholders’ equity	$743,591,524	$739,188,968

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three months
	ended
	September 30,
	2012	2011
INTEREST INCOME:
Loans	$8,853,934	$9,555,125
Investment securities	362,703	353,177
Mortgage-backed securities	125,763	276,567
Other interest-earning assets	19,249	29,034
Total interest income	9,361,649	10,213,903
INTEREST EXPENSE:
Deposits	1,579,702	2,282,984
Securities sold under agreements to repurchase	48,302	59,702
Advances from FHLB of Des Moines	254,712	339,391
Subordinated debt	59,126	54,048
Total interest expense	1,941,842	2,736,125
NET INTEREST INCOME	7,419,807	7,477,778
PROVISION FOR LOAN LOSSES	610,689	516,683
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,809,118	6,961,095
NONINTEREST INCOME:
Deposit account charges and related fees	431,816	371,151
Bank credit transaction fees	298,519	263,606
Loan late charges	51,556	58,924
Other loan fees	72,560	50,303
Net realized gains on sale of loans	53,156	93,678
Earnings on bank owned life insurance	125,821	71,553
Other income	26,553	207,279
Total noninterest income	1,059,981	1,116,494
NONINTEREST EXPENSE:
Compensation and benefits	2,461,166	2,252,091
Occupancy and equipment, net (inc data)	691,911	582,205
Deposit insurance premiums	94,546	93,072
Legal and professional fees	99,059	98,151
Advertising	58,899	87,068
Postage and office supplies	103,523	122,585
Intangible amortization	104,283	104,283
Bank card network fees	144,110	132,076
Other operating expense	380,462	311,459
Total noninterest expense	4,137,959	3,782,990
INCOME BEFORE INCOME TAXES	3,731,140	4,294,599
INCOME TAXES	1,140,886	1,444,207
NET INCOME	$2,590,254	$2,850,392
Less: effective dividend on preferred shares	195,115	230,398
Net income available to common shareholders	$2,395,139	$2,619,994

Basic earnings per common share	$0.74	$1.25
Diluted earnings per common share	$0.71	$1.21
Dividends per common share	$0.15	$0.12

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three months ended
	September 30,
	2012	2011

Net income	$2,590,254	$2,850,392
Other comprehensive income:
Unrealized gains on securities available-for-sale	357,688	425,956
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(84)	(14,030)
Tax expense	(132,313)	(152,413)
Total other comprehensive income	225,291	259,513
Comprehensive income	$2,815,545	$3,109,905

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three months ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$2,590,254	$2,850,392
Items not requiring (providing) cash:
Depreciation	262,864	214,363
Loss on disposal of fixed assets	20,875
MRP and SOP expense	53,548	5,508
Loss on sale of foreclosed assets	(20,874)	(73,983)
Amortization of intangible assets	104,283	104,283
Increase in cash surrender value of bank owned life insurance	(125,821)	(71,553)
Provision for loan losses and off-balance sheet credit exposures	610,689	516,683
Net amortization of premiums and discounts on securities	135,976	50,558
Changes in:
Accrued interest receivable	(738,056)	(502,260)
Prepaid expenses and other assets	(2,455,486)	210,029
Accounts payable and other liabilities	(709,708)	(1,926,929)
Accrued interest payable	(80,370)	(8,452)
Net cash provided by operating activities	(351,826)	1,368,639

Cash flows from investing activities:
Net increase in loans	(25,916,148)	(7,928,546)
Net change in interest-bearing deposits	(881,000)	-
Proceeds from maturities of available for sale securities	11,688,771	6,058,908
Net purchases of Federal Home Loan Bank stock	(801,000)	-
Purchases of available-for-sale securities	(8,314,197)	(7,054,020)
Purchases of premises and equipment	(2,048,701)	(606,015)
Proceeds from sale of fixed assets	26,500	-
Proceeds from sale of foreclosed assets	399,100	186,075
Net cash used in investing activities	(25,846,675)	(9,343,598)

Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(6,745,685)	17,216,235
Net (decrease) increase in certificates of deposits	(6,183,601)	1,460,533
Net (decrease) increase in securities sold under agreements to repurchase	(2,701,830)	144,920
Proceeds from Federal Home Loan Bank advances	18,000,000	-
Redemption of preferred stock	-	(9,550,000)
Issuance of preferred stock	-	19,973,208
Dividends paid on preferred stock	(116,438)	(87,542)
Dividends paid on common stock	(493,356)	(251,877)
Exercise of stock options	24,368	15,230
Purchase of treasury stock	--	--
Net cash provided by financing activities	1,783,458	28,920,707

(Decrease) increase in cash and cash equivalents	(24,415,043)	20,945,748
Cash and cash equivalents at beginning of period	33,421,099	33,895,706

Cash and cash equivalents at end of period	$9,006,056	$54,841,454

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$20,000	$292,000
Conversion of foreclosed real estate to loans	45,000	507,050
Conversion of loans to repossessed assets	105,500	110,005
Cash paid during the period for:
Interest (net of interest credited)	$1,914,897	$634,616
Income taxes	1,541,084	2,831,570

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2012, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank (Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6,582, 000 and $31,048,000 at September 30 and June 30, 2012, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, the Federal Home Loan Bank of Des Moines, and the Federal Home Loan Bank of Dallas.

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

Intangible Assets. Identifiable intangible assets are being amortized on a straight-line basis over periods ranging from five to fifteen years.  Such assets are periodically evaluated as to the recoverability of their carrying value.  Goodwill is tested periodically for impairment.

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

Equity Incentive Plan. The Company accounts for its Equity Incentive Plan (EIP) and Management Recognition Plan (MRP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period.

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

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2012, the Financial Accounting Standards board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  An entity would not be required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is more likely than not the indefinite-lived intangible asset is impaired.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15 2012.  The

Company adopted the standard on July 1, 2012, and adoption did not have a significant impact on the Company’s financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  The amendments in this ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification.  This ASU is effective for public entities for fiscal periods beginning after December 15, 2012.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$14,033,274	$55,190	$(1,633)	$14,086,831
State and political subdivisions	36,832,089	2,129,587	(80,612)	38,881,064
Other securities	2,643,778	42,014	(1,233,735)	1,452,057
Mortgage-backed: GSE residential	11,317,686	533,408	-	11,851,094
Mortgage-backed: other U.S. government agencies	5,706,837	47	(4,032)	5,702,852
Total investments and mortgage-backed securities	$70,533,664	$2,760,246	$(1,320,012)	$71,973,898

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$18,046,654	$53,348	$(384)	$18,099,618
State and political subdivisions	34,656,284	1,823,625	(98,656)	36,381,253
Other securities	2,646,719	14,310	(1,267,772)	1,393,257
Mortgage-backed: GSE residential	15,657,921	565,989	(7,861)	16,216,049
Mortgage-backed: other U.S. government agencies	3,036,637	31	-	3,036,668
Total investments and mortgage-backed securities	$74,044,215	$2,457,303	$(1,374,673)	$75,126,845

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2012
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$215,000	$215,168
After one year but less than five years	8,327,233	8,392,528
After five years but less than ten years	16,409,641	16,960,995
After ten years	28,557,267	28,851,261
Total investment securities	53,509,141	54,419,952
Mortgage-backed securities	17,024,523	17,553,946
Total investments and mortgage-backed securities	$70,533,664	$71,973,898

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2012:

	September 30, 2012
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$993,918	$1,633	$-	$-	$993,918	$1,633
State and political subdivisions	5,529,636	80,612	-	-	5,529,636	80,612
Other securities	-	-	318,844	1,233,735	318,844	1,233,735
Mortgage-backed: other U.S. government agencies	2,823,396	4,032	-	-	2,823,396	4,032
Total investments and mortgage-backed securities	$9,346,950	$86,277	$318,844	$1,233,735	$9,665,794	$1,320,012

	June 30, 2012
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$999,616	$384	$-	$-	$999,616	$384
State and political subdivisions	5,525,825	98,656	-	-	5,525,825	98,656
Other securities	-	-	282,639	1,267,772	282,639	1,267,772
Mortgage-backed: GSE residential	1,943,968	7,861	-	-	1,943,968	7,861
Total investments and mortgage-backed securities	$8,469,409	$106,901	$282,639	$1,267,772	$8,752,048	$1,374,673

Other securities.  At September 30, 2012, there were four pooled trust preferred securities with an estimated fair value of $319,000 and unrealized losses of $1.2 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The September 30, 2012, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by banks of $15 billion or more in assets of all fixed rate securities by mid-2013; adjustable rate securities are expected to prepay based on spreads.  For banks of less than $15 billion in assets, the only material prepayments are assumed to be those with relatively high fixed rates.  No recoveries are assumed for issuers currently in default; recoveries of 29% to 32% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

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

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of five to seven years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At September 30, 2012, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for these three securities included prepayments by banks of $15 billion or more in assets of all fixed rate securities by mid-2013; adjustable rate securities are expected to prepay based on spreads.  For banks of less than $15 billion in assets, the only material prepayments are assumed to be those with relatively high fixed rates.  No recoveries are assumed for issuers currently in default; recoveries of 48% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter. This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of two years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at September 30, 2012.

The Company does not believe any other individual unrealized loss as of September 30, 2012, represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month period ended September 30, 2012 and 2011.

	Accumulated Credit Losses,
	Three-Month Period
	Ended September 30,
	2012	2011
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	September 30,	June 30,
	2012	2012
Real Estate Loans:
Conventional	$206,916,266	$201,012,698
Construction	31,279,237	40,181,979
Commercial	221,912,242	200,957,429
Consumer loans	28,349,963	28,985,905
Commercial loans	140,553,260	137,004,222
	629,010,968	608,142,233
Loans in process	(12,400,777)	(17,370,404)
Deferred loan fees, net	160,127	184,746
Allowance for loan losses	(8,080,838)	(7,492,054)
Total loans	$608,689,480	$583,464,521

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately 14 months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At September 30, 2012, construction loans outstanding included 16 loans, totaling $5.8 million, for which a modification had been agreed to; At June 30, 2012, construction loans outstanding included 18 loans, totaling $11.0 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30, 2012, and June 30, 2012, and activity in the allowance for loan losses for the three-month periods ended September 30, 2012 and 2011:

	At period end for the three months ended
	September 30, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$-	$7,492,054
Provision charged to expense	92,776	(51,385)	469,519	45,363	54,416	-	610,689
Losses charged off	(13,872)	-	(227)	(8,589)	(3,244)	-	(25,932)
Recoveries	113	-	1,630	2,284	-	-	4,027
Balance, end of period	$1,714,363	$191,784	$3,456,760	$522,655	$2,195,276	$-	$8,080,838
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,714,363	$191,784	$3,097,996	$522,655	$1,685,289	$-	$7,212,087
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$10,949	$-	$509,987	$-	$520,936

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$963,384	$-	$-	$-	$963,384
Ending Balance: collectively evaluated for impairment	$205,329,331	$18,878,460	$219,261,405	$28,349,963	$139,241,974	$-	$611,061,133
Ending Balance: loans acquired with deteriorated credit quality	$1,586,935	$-	$1,687,453	$-	$1,311,286	$-	$4,585,674

	For three months ended
	September 30, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Provision charged to expense	165,494	182,546	(389,686)	174,723	383,606	-	516,683
Losses charged off	(76,918)	-	(24,825)	(96,604)	(11,156)	-	(209,503)
Recoveries	4,605	233	-	1,592	-	-	6,430
Balance, end of period	$1,711,466	$375,531	$2,256,971	$520,918	$1,887,175	$-	$6,752,061
Ending Balance: individually evaluated for impairment	$-	$-	$109,481	$-	$-	$-	$109,481
Ending Balance: collectively evaluated for impairment	$1,711,466	$375,531	$2,024,010	$520,918	$1,775,054	$-	$6,406,979
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$123,480	$-	$112,121	$-	$235,601

	June 30, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$-	$7,492,054
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,635,346	$243,169	$2,632,679	$483,597	$1,767,967	$-	$6,762,758
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$5,344	$-	$376,137	$-	$381,481

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$976,881	$-	$-	$-	$976,881
Ending Balance: collectively evaluated for impairment	$205,418,257	$18,878,460	$219,251,243	$28,349,963	$139,198,551	$-	$611,096,474
Ending Balance: loans acquired with deteriorated credit quality	$1,498,009	$-	$1,684,118	$-	$1,354,709	$-	$4,536,836

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30 and June 30, 2012.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	September 30, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$203,819,521	$18,878,460	$213,507,013	$28,300,076	$133,830,481
Special Mention	1,845,891	-	1,319,007	32,451	5,167,861
Substandard	1,250,854	-	7,086,222	17,436	1,554,918
Doubtful	-	-	-	-	-
Total	$206,916,266	$18,878,460	$221,912,242	$28,349,963	$140,553,260

	June 30, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,847,363	$22,811,575	$194,280,920	$28,967,594	$129,572,873
Special Mention	1,561,263	-	149,940	-	5,398,255
Substandard	604,072	-	6,526,569	18,311	2,033,094
Doubtful	-	-	-	-	-
Total	$201,012,698	$22,811,575	$200,957,429	$28,985,905	$137,004,222

The above amounts include purchased credit impaired loans.  At September 30, 2012, these loans comprised $1.6 million of credits rated “Pass”; no credits rated “Special Mention”; $3.0 million of loans rated “Substandard”; and no credits rated “Doubtful”.  At June 30, 2012, these loans comprised $1.5 million of credits rated “Pass”; no credits rated “Special Mention”; $3.0 million of credits rated “Substandard”; and no credits rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2012.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2012
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$1,237,723	$-	$476,979	$1,714,702	$205,201,564	$206,916,266	$-
Construction	-	-	-	-	18,878,460	18,878,460	-
Commercial	577,110	-	2,855,511	3,432,621	218,479,621	221,912,242	-
Consumer loans	202,316	14,287	-	216,603	28,133,360	28,349,963	-
Commercial loans	135,168	10,346	-	145,514	140,407,746	140,553,260	-
Total loans	$2,152,317	$24,633	$3,332,490	$5,509,440	$611,100,751	$616,610,191	$-

	June 30, 2012
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Conventional	$310,046	$66,586	$59,142	$435,774	$200,576,924	$201,012,698	$-
Construction	-	-	-	-	22,811,575	22,811,575	-
Commercial	176,642	41,187	796,794	1,014,623	199,942,806	200,957,429	-
Consumer loans	78,762	-	-	78,762	28,907,143	28,985,905	-
Commercial loans	694,044	-	80,000	774,044	136,230,178	137,004,222	-
Total loans	$1,259,494	$107,773	$935,936	$2,303,203	$588,468,626	$590,771,829	$-

The above amounts include purchased credit impaired loans.  At September 30, 2012, these loans comprised $487,000 credits 30-59 Days Past Due; $0 credits 60-89 Days Past Due; $0 credits Greater Than 90 Days Past Due; $487,000 of Total Past Due credits; $4.1 million of credits Current; and $0 Loans > 90 Days & Accruing.  At June 30, 2012, there were no purchased credit impaired loans that were past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2012.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,586,935	$2,122,666	$-
Construction real estate	99,200	99,200	-
Commercial real estate	2,931,965	3,261,015	-
Consumer loans	-	-	-
Commercial loans	754,139	770,277	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	1,029,330	1,085,684	358,764
Consumer loans	-	-	-
Commercial loans	896,773	1,466,650	509,987
Total:
Conventional real estate	$1,586,935	$2,122,666	$-
Construction real estate	$99,200	$99,200	$-
Commercial real estate	$3,961,295	$4,346,699	$358,764
Consumer loans	$-	$-	$-
Commercial loans	$1,650,912	$2,236,927	$509,987

	June 30, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Conventional real estate	$1,531,881	$2,160,350	$-
Construction real estate	-	-	-
Commercial real estate	2,563,744	2,935,620	-
Consumer loans	-	-	-
Commercial loans	845,692	868,844	-
Loans with a specific valuation allowance:
Conventional real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	982,884	1,014,082	353,159
Consumer loans	-	-	-
Commercial loans	930,123	1,500,000	376,137
Total:
Conventional real estate	$1,531,881	$2,160,350	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,546,628	$3,949,702	$353,159
Consumer loans	$-	$-	$-
Commercial loans	$1,775,815	$2,368,844	$376,137

The above amounts include purchased credit impaired loans.  At September 30, 2012, these loans comprised $3.6 million of impaired loans without a specific valuation allowance; $963,000  of loans with a specific valuation allowance; and $4.6 million of total impaired loans.  At June 30, 2012, these loans comprised $3.6 million of impaired loans without a specific valuation allowance; $935,000 of loans with a specific valuation allowance; and $4.5 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2012
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Conventional Real Estate	$1,543	$128
Construction Real Estate	-	-
Commercial Real Estate	2,656	50
Consumer Loans	-	-
Commercial Loans	1,333	25
Total Loans	$5,532	$203

	For the period three-months ended
	September 30, 2011
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Conventional Real Estate	$1,556	$79
Construction Real Estate	-	-
Commercial Real Estate	3,173	121
Consumer Loans	-	-
Commercial Loans	2,723	329
Total Loans	$7,451	$529

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2012 and 2011, was immaterial.

For the three-month period ended September 30, 2012, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $117,000, as compared to $386,000 for the three-month period ended September 30, 2011.

The following table presents the Company’s nonaccrual loans at September 30 and June 30, 2012.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	September 30, 2012	June 30, 2012
Conventional real estate	$1,090,106	$395,374
Construction real estate	99,200	-
Commercial real estate	3,229,790	976,881
Consumer loans	14,765	15,971
Commercial loans	1,060,789	1,010,123
Total loans	$5,494,650	$2,398,349

The above amounts include purchased credit impaired loans.  At September 30, 2012, and June 30, 2012, these loans comprised $900,000 and $930,000 of nonaccrual loans, respectively.

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

During the three-month periods ended September 30, 2011 and 2012, certain loans were classified as TDRs.  They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2012		September 30, 2011
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Conventional real estate	-	$-	1	$97,783
Construction real estate	1	99,200	-	-
Commercial real estate	2	600,000	5	1,005,830
Consumer loans	-	-	-	-
Commercial loans	4	304,016	3	1,019,712
Total	7	$1,003,216	9	$2,123,326

At September 30 and June 30, 2012, the Company had $3.5 and $3.1, respectively, of commercial real estate loans, $1.6 and $1.7, respectively, of commercial loans, and $99,000 and $0, respectively, of  construction loans, and $6,000 and $40,000 respectively, of conventional real estate loans that were modified in TDRs and considered impaired.  All loans classified as TDRs at September 30, 2012, and June 30, 2012, were so classified due to interest rate concessions.

Performing loans classified as troubled debt restructurings and outstanding at September 30 and June 30, 2012, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2012		June 30, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Conventional real estate	1	$5,691	2	$39,835
Construction real estate	-	-	-	-
Commercial real estate	11	2,711,221	10	2,290,986
Consumer loans	-	-	-	-
Commercial loans	7	553,927	6	807,386
Total	19	$3,270,839	18	$3,138,207

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2012.  The amounts of these loans at September 30 and June 30, 2012, are as follows:

	September 30,	June 30,
	2012	2012
Real Estate Loans:
Conventional	$2,122,666	$2,126,478
Construction	-	-
Commercial	2,072,857	2,087,192
Consumer loans	-	-
Commercial loans	1,897,301	1,947,738
Outstanding balance	$6,092,824	$6,161,408
Carrying amount, net of fair value adjustment of $1,507,150 and $1,624,572 at September 30, 2012 and June 30, 2012, respectively	$4,585,674	$4,536,836

Accretable yield, or income expected to be collected, is as follows:

	Three-months period ending	Three-month period ending
	September 30, 2012	September 30, 2011
Balance at beginning of period	$489,356	$792,942
Additions	-	-
Accretion	(147,606)	(420,959)
Reclassification from nonaccretable difference	496,299	570,893
Disposals	-	-
Balance at end of period	$838,049	$942,876

During the three-month periods ended September 30, 2012 and 2011, the Company increased the allowance for loan losses by a charge to the income statement of $141,777 and $112,121, respectively, related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $2,000 and $0, respectively, was reversed.

Note 6:  Deposits

Deposits are summarized as follows:

	September 30,	June 30,
	2012	2012

Non-interest bearing accounts	$52,867,795	$54,812,645
NOW accounts	189,211,569	193,870,344
Money market deposit accounts	19,920,614	18,099,265
Savings accounts	84,753,806	86,717,214
Certificates	225,130,554	231,314,155
Total Deposit Accounts	$571,884,338	$584,813,623

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2012	2011

Net income	$2,590,254	$2,850,392
Charge for early redemption of preferred stock issued at discount	-	94,365
Dividend payable on preferred stock	195,115	136,033
Net income available to common shareholders	$2,395,139	$2,619,994

Average Common shares – outstanding basic	3,248,369	2,095,923
Stock options under treasury stock method	135,071	70,999
Average Common shares – outstanding diluted	3,383,440	2,166,922

Basic earnings per common share	$0.74	$1.25
Diluted earnings per common share	$0.71	$1.21

At September 30, 2012 and 2011, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2009.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended
	September 30, 2012	September 30, 2011
Income taxes
Current	$1,140,886	$1,444,207
Deferred	-	-
Total income tax provision	$1,140,886	$1,444,207

The components of net deferred tax assets (liabilities) are summarized as follows:

	September 30, 2012	June 30, 2012
Deferred tax assets:
Provision for losses on loans	$3,448,182	$3,247,995
Accrued compensation and benefits	173,696	171,113
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	159,613	159,613
Unrealized loss on other real estate	37,400	47,600
Total deferred tax assets	4,080,296	3,887,726

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	893,549	893,549
Depreciation	531,644	552,633
Prepaid expenses	106,759	123,704
Unrealized gain on available for sale securities	529,050	400,554
Other	299,588	69,083
Total deferred tax liabilities	2,549,201	2,228,135
Net deferred tax asset	$1,531,095	$1,659,591

As of September 30, 2012, and June 30, 2012, the Company had approximately $515,000 of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended
	September 30, 2012	September 30, 2011
Tax at statutory rate	$1,268,588	$1,460,164
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(124,268)	(104,370)
State tax, net of Federal benefit	92,400	116,655
Cash surrender value of Bank-owned life insurance	(42,779)	(24,328)
Other, net	(53,055)	(3,914)
Actual provision	$1,140,886	$1,444,207

Tax credit benefits in the amount of $125,000 were recognized in the three-month period ended September 30, 2012, as compared to $73,000 recognized in the three-month period ended September 30, 2011, under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Company established a tax-qualified ESOP in April 1994. During fiscal 2011, the plan was merged with the Company’s 401(k) Retirement Plan (the Plan).  The Plan covers substantially all employees who are at least 21 years of age and who have completed one year of service.  In fiscal 2012, the Company converted the Plan to provide a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2012; for fiscal 2013, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions.  During the three-month period ended September 30, 2012, retirement plan expenses recognized were approximately $112,000, as compared to $100,000 for the three-month period ended September 30, 2011.

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

Note 12:  Fair Value Measurements

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

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30 and June 30, 2012:

	Fair Value Measurements at September 30, 2012, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$14,086,831	$-	$14,086,831	$-
State and political subdivisions	38,881,064	-	38,881,064	-
Other securities	1,452,057	-	1,409,057	43,000
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	17,553,946	-	17,553,946	-

	Fair Value Measurements at June 30, 2012, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$18,099,618	$-	$18,099,618	$-
State and political subdivisions	36,381,253	-	36,381,253	-
Other securities	1,393,257	-	1,360,657	32,600
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	19,252,717	-	19,252,717	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarch.  There have been no significant changes in the valuation techniques during the period ended September 30, 2012.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-month periods ended September 30, 2012 and 2011:

	Three months ended
	September 30, 2012	September 30, 2011
Available-for-sale securities, beginning of year	$32,600	$71,004
Total unrealized gain (loss) included in comprehensive income	10,400	(42,004)
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$43,000	$29,000

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2012:

	Fair Value Measurements at September 30, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,071,000	$-	$-	$1,071,000
Foreclosed and repossessed assets held for sale	1,138,000	-	-	1,138,000

	Fair Value Measurements at June 30, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,214,000	$-	$-	$1,214,000
Foreclosed and repossessed assets held for sale	1,435,000	-	-	1,435,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2012 and 2011:

	For the three months ended
	September 30, 2012	September 30, 2011

Impaired loans (collateral dependent)	$(171,000)	$146,000
Foreclosed and repossessed assets held for sale	(13,000)	(102,000)
Total gains (losses) on assets measured on a non-recurring basis	$(184,000)	$44,000

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the  market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $5.5 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at September 30, 2012, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $2.5 million.  Older real estate appraisals were available for impaired loans with an carrying value of approximately $2.1 million.  The remaining $933,000 was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at September 30, 2012	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied

Available-for-sale securities (pooled trust preferred security)	$ 43,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	7.6% 1% annually (1) 40.9% 4.5%
Impaired loans (collateral dependent)	1,071,000	Internal or third- party appraisal	Discount to reflect realizable value	19.9% - 100%	40.3%
Foreclosed and repossessed assets	1,138,000	Third party appraisal	Marketability discount	0.0% - 35.7%	18.2%

(1) The Level 3 fair value measurement also assumes that issuers of asset size of $15 billion and above will generally prepay during 2013, unless issued at a variable rate with a spread of less than 150 basis points over LIBOR; other issuers are expected to prepay at a rate of 1% annually, unless issued at a fixed rate of 8% or more by a bank reasonably expected to be able to prepay, based on financial strength.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2012.

	September 30, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$9,006	$9,006	$-	$-
Interest-bearing time deposits	2,154	-	2,154	-
Stock in FHLB	2,819	-	2,819	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	608,689	-	-	612,921
Accrued interest receivable	4,432	-	4,432	-
Financial liabilities
Deposits	571,884	346,308	-	226,135
Securities sold under agreements to repurchase	22,941	-	22,941	-
Advances from FHLB	42,500	-	28,094	-
Accrued interest payable	545	-	545	-
Subordinated debt	7,217	-	-	5,404
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$33,421	$33,421	$-	$-
Interest-bearing time deposits	1,273	-	1,273	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	583,465	-	-	587,955
Accrued interest receivable	3,694	-	3,694	-
Financial liabilities
Deposits	584,814	353,212		232,583
Securities sold under agreements to repurchase	25,642	-	25,642	-
Advances from FHLB	24,500	-	27,923	-
Accrued interest payable	627	-	627	-
Subordinated debt	7,217	-	-	5,103
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of September 30, 2012, the Bank conducts its business through its home office located in Poplar Bluff, and 17 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas.

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

The consolidated balance sheet of the Company as of June 30, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2012, and results of operations for the three- month periods ended September 30, 2012 and 2011.

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

Non-GAAP Disclosures

The following financial measures contain information determined by methods other than in accordance with accounting principles generally accepted in the United States (commonly referred to as GAAP):

•	net income available to common shareholders excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;

These measurers indicate what net income available to common shareholders, return on average assets, return on average common equity, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Acquisition).  Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

For the three months ended
(dollars in thousands)	September 30, 2012	September 30, 2011

Net income available to common stockholders	$ 2,395	$ 2,620
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	331	736
Net income available to common shareholders - excluding excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax
	$ 2,064	$ 1,884

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	For the three months ended
	September 30, 2012	September 30, 2011

Return on average assets	1.41%	1.62%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.18%	0.42%
Return on average assets - excluding excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.23%	1.20%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain:

	For the three months ended
	September 30, 2012	September 30, 2011

Return on average common equity	12.64%	22.03%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.74%	6.18%
Return on average common equity - excluding excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	10.89%	15.84%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	For the three months ended
	September 30, 2012	September 30, 2011

Net interest margin	4.30%	4.42%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.31%	0.70%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	4.00%	3.72%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2012 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 58 in the Company’s 2012 Annual Report.

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

During the first three months of fiscal 2013, we grew our balance sheet by $4.4 million. Asset growth reflected a $25.2 million increase in net loans receivable, partially offset by a $24.4 million decrease in cash and cash equivalents.  Deposits decreased $12.9 million, and securities sold under agreements to repurchase decreased $2.7 million.  Advances from the Federal Home Loan Bank (FHLB) increased $18.0 million.  The increase in loan balances was primarily the result of growth in commercial real estate, conventional real estate, and commercial operating loans, partially offset by a decline in construction loans.  The decrease in deposits was primarily the result of declines in certificates of deposit, interest-bearing transaction accounts, savings accounts, and noninterest-bearing transaction accounts, partially offset by an increase in money market deposit accounts.

Net income for the first three months of fiscal 2013 decreased 9.1% to $2.6 million, as compared to $2.9 million earned during the same period of the prior year.  After accounting for dividends on preferred stock of $195,000, net earnings available to common shareholders were $2.4 million in the three-month period ended September 30, 2012, a decrease of 8.6% as compared to the same period of the prior fiscal year.  The decrease in net income compared to the year-ago period was attributable to higher noninterest expense, higher provisions for loan losses, lower net interest income, and lower noninterest income, partially offset by a lower provision for income taxes.  Diluted net income available to common shareholders was $0.71 per share for the first three months of fiscal 2013, as compared to $1.21 per share for the same period of the prior year.  The decrease was primarily due to the additional average shares outstanding as a result of the common offering completed in November 2011, as well as the lower net income available to common shareholders.  For the first three months of fiscal 2013, noninterest expense increased $355,000, or 9.4%; provision for loan losses increased $94,000, or 18.2%; net interest income decreased $58,000, or 0.8%; noninterest income decreased $57,000, or 5.1%; and provision for income taxes decreased $303,000, or 21.0%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2013 remained near historical lows.  Across the yield curve, rates declined in medium-term securities and increased in longer-term securities from June 30, 2012 through September 30, 2012.  Our average yield on earning assets increased, primarily due to a lower percentage of earning assets held as cash and cash equivalents (see “Results of Operations: Comparison of the three-month periods ended September 30, 2012 and 2011 – Net Interest Income”).  Relative to recent historical norms, the curve remained relatively steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  A second securities purchase program focused on US Treasuries.  More recently, the Federal Reserve has continued its quantitative easing program, focused now on lowering real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio.  It has also indicated that it anticipates continuing its extraordinarily low short-term rate policy through at least mid-2015.  In this rate environment, our net interest margin declined when comparing the first three months of fiscal 2013 to the same period of the prior year; however, the decline was attributable to fair value accounting for the Acquisition, whereby the Company acquired loans at a discount.  Net interest income resulting from the accretion of that discount (and a smaller premium on acquired time deposits) declined in the first quarter of fiscal 2013 to $529,000, as compared to $1.2 million in the first quarter of fiscal 2012.  The decrease of $648,000 equates to 38 basis points impact on the net interest margin.  Our core net interest margin, excluding this income, improved to 4.00% in the current quarter, as compared to 3.72% in the year-ago period, primarily as a result of a decline in lower-yielding cash and cash equivalent balances, along with an increase in relatively higher-yielding loan balances.  The Company expects that as the acquired loan portfolio continues to pay down, the positive impact on net interest income will continue to be reduced.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the three-month period ended September 30, 2012, noninterest income decreased $57,000, or 5.1%, as compared to the same period of the prior year, due primarily to the inclusion in the year-ago period’s results of a one-time increase due to the settlement of a legal claim obtained through the Acquisition; also contributing to the decline was a decrease in gains on secondary market loan sales, partially offset by an increase in deposit account service charges, earnings on Bank-owned life insurance, and bank card transaction fees.  Noninterest expense increased $355,000, or 9.4%, during the first three months of fiscal 2013, compared to the same period of the prior year, due primarily to higher expenses for compensation and benefits, occupancy expenses, business development expenses, and a decline in gains on sales of foreclosed real estate, partially offset by declines in electronic banking, advertising, and postage and office supplies expenses.

We expect, over time, to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities.  The primary funding for this asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit.  We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships.  We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at September 30 and June 30, 2012

The Company’s total assets increased by $4.4 million, or 0.6%, to $743.6 million at September 30, 2012, as compared to $739.2 million at June 30, 2012.  Balance sheet growth consisted of an increase in net loans receivable, other assets (investment in a limited partnership to generate tax credits), and fixed assets, partially offset by a decline in cash and cash equivalents and available-for-sale securities.  Balance sheet growth was funded by an increase in FHLB advances and stockholder equity, partially offset by a decline in deposits and securities sold under agreements to repurchase.

Loans, net of the allowance for loan losses, increased $25.2 million, or 4.3%, to $608.7 million at September 30, 2012, as compared to $583.5 million at June 30, 2012.  Growth consisted of increases in commercial real estate, conventional real estate, and commercial operating loan balances, partially offset by a decline in construction loan balances.

Available-for-sale investment balances decreased by $3.2 million, or 4.2%, to $72.0 million at September 30, 2012, as compared to $75.1 million at June 30, 2012, as declines in the obligations of US government agencies and mortgage-backed securities were partially offset by an increase in obligations of state and political subdivision.  Cash and cash equivalents decreased $24.4 million, or 73.1%, to $11.2 million at September 30, 2012, as compared to $33.4 million at June 30, 2012.

Deposit balances declined $12.9 million, or 2.2%, to $571.9 million at September 30, 2012, as compared to $584.8 million at June 30, 2012.  The decrease in deposits was primarily the result of declines in certificates of deposit, interest-bearing transaction accounts, savings accounts, and noninterest-bearing transaction accounts, partially offset by an increase in money market deposit accounts.

Total stockholders’ equity increased $2.3 million, or 2.4%, to $97.0 million at September 30, 2012, as compared to $94.7 million at June 30, 2012.  The increase was due primarily to the retention of net income, as well as an increase accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2012 and 2011

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2012 and 2011.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended September 30, 2012			Three-month period ended September 30, 2011
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$439,859,319	$6,502,347	5.91	$406,546,705	$6,931,593	6.82
Other loans (1)	163,135,408	2,351,587	5.77	159,419,777	2,623,531	6.58
Total net loans	602,994,727	8,853,934	5.87	565,966,482	9,555,124	6.75
Mortgage-backed securities	18,442,670	125,763	2.73	22,518,812	276,567	4.91
Investment securities (2)	56,605,134	362,703	2.56	44,259,519	353,177	3.19
Other interest earning assets	11,908,352	19,249	0.65	44,280,701	29,034	0.26
Total interest earning assets (1)	689,950,883	9,361,649	5.43	677,025,514	10,213,902	6.03
Other noninterest earning assets (3)	44,957,394	-		27,855,344	-
Total assets	$734,908,277	$9,361,649		$704,880,858	$10,213,902

Interest bearing liabilities:
Savings accounts	85,320,620	118,717	0.56	95,452,979	249,553	1.05
NOW accounts	189,644,077	582,187	1.23	155,972,696	839,857	2.15
Money market deposit accounts	18,418,271	25,609	0.56	15,505,109	46,334	1.20
Certificates of deposit	227,377,837	853,187	1.50	265,118,574	1,147,240	1.73
Total interest bearing deposits	520,760,805	1,579,700	1.21	532,049,358	2,282,984	1.72
Borrowings:
Securities sold under agreements to repurchase	24,567,244	48,303	0.79	25,789,630	59,701	0.93
FHLB advances	34,128,913	254,712	2.99	33,500,000	339,391	4.05
Subordinated debt	7,217,000	59,126	3.28	7,217,000	54,048	3.00
Total interest bearing liabilities	586,673,962	1,941,841	1.32	598,555,988	2,736,124	1.83
Noninterest bearing demand deposits	52,113,697	-		36,967,657	-
Other noninterest bearing liabilities	314,514	-		4,415,680	-
Total liabilities	639,102,173	1,941,841		639,939,325	2,736,124
Stockholders’ equity	95,806,104	-		64,941,533	-
Total liabilities and stockholders' equity	$734,908,277	$1,941,841		$704,880,858	$2,736,124

Net interest income		$7,419,808			$7,477,778

Interest rate spread (4)			4.11%			4.20%
Net interest margin (5)			4.30%			4.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.60%			113.11%

(1)      Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)      Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $12.7 million and $16.0 million, respectively, for the three-month period ended September 30, 2012, as compared to $8.3 million and $8.1 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2012.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2012
	Compared to three-month period
	ended September 30, 2011, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(1,245)	$625	$(81)	$(701)
Mortgage-backed securities	(123)	(50)	22	(151)
Investment securities (2)	(79)	98	(21)	(2)
Other interest-earning deposits	87	(21)	(64)	2
Total net change in income on
interest-earning assets	(1,360)	652	(144)	(852)

Interest-bearing liabilities:
Deposits	(653)	-	(50)	(703)
Securities sold under
agreements to repurchase	(9)	(3)	-	(12)
Subordinated debt	5	-	-	5
FHLB advances	(89)	6	(1)	(84)
Total net change in expense on
interest-bearing liabilities	(746)	3	(51)	(794)
Net change in net interest income	$(614)	$649	$(93)	$(58)

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2012 and 2011

General.  Net income for the three-month period ended September 30, 2012, was $2.6 million, a decrease of $260,000, or 9.1%, as compared to the $2.9 million in net income earned in the same period of the prior fiscal year.  After preferred dividends of $195,000 paid in the three-month period ended September 30, 2012, net income available to common shareholders was $2.4 million, a decrease of $225,000, or 8.6%, as compared to the $2.6 million in net income available to common shareholders, after preferred dividends of $136,000 and a charge for the early redemption of preferred stock of $94,000 paid in the same period of the prior fiscal year.  For the three-month period ended September, 2012, basic and fully-diluted net income per share available to common shareholders was $0.74 and $0.72, respectively, decreases of $0.51, or 40.8%, and $0.49, or 40.5%, respectively, as compared to the same period of the prior year.  The decrease is primarily attributable to the additional average common shares outstanding following the November 2011 common offering.  Our annualized return on average assets for the three-month period ended September 30, 2012, was 1.41%, as compared to 1.62% for the same period of the prior fiscal year.  For the three-month period ended September 30, 2012, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 1.23%, as compared to 1.20% for the same period of the prior year.  Our return on average common stockholders’ equity for the three-month period ended September 30, 2012, was 12.6%, as compared to 22.0% in the same period of the prior fiscal year.  For the three-month period ended September 30, 2012, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 10.9%, as compared to 15.8% in the same period of the prior fiscal year.

Net Interest Income.  Net interest income for the three-month period ended September 30, 2012, was $7.4 million, a decrease of $58,000, or 0.8%, as compared to the same period of the prior fiscal year.  Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $529,000 in the current period, as compared to $1.2 million in the same period of the prior fiscal year.

Our net interest margin for the three-month period ended September 30, 2012, determined by dividing annualized net interest income by total average interest-earning assets, was 4.30%, as compared to 4.42% in the same period of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 4.00% for the three-month period ended September 30, 2012, as compared to 3.72% for the same period of the prior fiscal year.

Our average net interest rate spread for the three-month period ended September 30, 2012, was 4.11%, as compared to 4.20% for the same period of the prior fiscal year.  For the three-month period ended September 30, 2012, the nine basis point decline in the net interest rate spread, compared to the same period a year ago, resulted from a 60 basis point decrease in the average yield on interest-earning assets, partially offset by a 51 basis point decrease in the average cost of interest-bearing liabilities. The decline in net interest spread was attributable to the reduction in net interest income attributable to accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits: this component of net interest income declined from $1.2 million in the first quarter of fiscal 2012 to $529,000 in the first quarter of fiscal 2013.  On our average earning asset total of $683.0 million, the decline accounted for a 38 basis point decline in the yield on average earning assets.  Our growth initiatives resulted in an increase of $12.9 million, or 1.9% in the average balance of interest-earning assets, when comparing the three-month period ended September 30, 2012, with the same period of the prior fiscal year; however, more importantly, average interest-bearing cash equivalents declined by $32.3 million, while the average balance of other interest-bearing assets increased by $45.3 million.

Interest Income.  Total interest income for the three-month period ended September 30, 2012, was $9.4 million, a decrease of $852,000, or 8.3%, as compared to the amount earned in the same period of the prior fiscal year.  The decrease was attributed to a 60 basis point decline in the average yield on interest-earning assets, as compared to the same period of the prior fiscal year, as yields on the Company’s loan and investment securities portfolios declined with market rates, partially offset by a lower percentage of interest-earning assets held in relatively low-yielding cash equivalents.  The decline in the average yield was partially offset by an increase of $12.9 million, or 1.9%, in the average balance of interest-earning assets for current period, as compared to the same period of the prior fiscal year.

Interest Expense.  Total interest expense for the three-month period ended September 30, 2012, was $1.9 million, a decrease of $794,000, or 29.0%, as compared to the same period of the prior fiscal year.  The decrease was due to the 51 basis point decline in the average cost of interest-bearing liabilities, combined with a decrease of $11.9 million, or 2.0%, in the average balance of those liabilities for the three-month period ended September 30, 2012, as compared to the same period of the prior fiscal year.  For the three-month period ended September 30, 2012, the average interest rate on interest-bearing liabilities was 1.32%, as compared to 1.83% for the same period of the prior fiscal year.  The decline was attributed to a reduced cost of funds resulting from lower market rates, as well the replacement of some higher-cost FHLB advances with overnight borrowings.

Provisions for Loan Losses.  Provisions for loan losses for the three-month period ended September 30, 2012, were $611,000, as compared to $517,000, for the same period of the prior fiscal year.  The increase in provisioning was attributed to strong loan growth, a slight increase in classified loans, and an increase in past-due and nonperforming credits.  For the first quarter of fiscal 2013, provisioning represents an annualized charge of 0.41% of average loan balances, while net charge offs were 0.01%, as compared to provisioning of 0.37% and net charge offs of 0.14% for the same period of the prior fiscal year.  By comparison, for fiscal years 2012 and 2011, provisions totaled 32 and 47 basis points, respectively, as a percentage of average gross loans outstanding, as compared to net charge offs of 13 and nine basis points, respectively, in those fiscal years.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three-month period ended September 30, 2012, was $1.1 million, a decrease of $57,000, or 5.1%, as compared to the same period of the prior fiscal year.  The decrease was attributable primarily to the inclusion in the prior period’s results of the settlement of a legal claim obtained as a result of the Acquisition.  Apart from that item, increased deposit account service charges and fees (resulting from transaction account growth and increased NSF activity), increases in the cash value of Bank-owned life insurance (resulting from an additional investment in such policies in March 2012), and higher bank card network interchange revenues (resulting from additional bank card transaction volume) were partially offset by lower gains on secondary market loan sales.

Noninterest Expense.  Noninterest expense for the three-month period ended September 30, 2012, was $4.1 million, an increase of $355,000, or 9.4%, as compared to the same period of the prior fiscal year.  The increase was primarily attributable to higher compensation and occupancy expenses, and reduced gains on the sale of foreclosed real estate, partially offset by a decline in the cost of providing internet and mobile banking services.  For the three-month period ended September 30, 2012, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 48.8%, as compared to 44.0% for the same period of the prior fiscal year.  The deterioration for the three-month period was the result of a 1.3% decrease in revenues, combined with a 9.4% increase in noninterest expense.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three-month period ended September 30, 2012, were $1.1 million, a decrease of $303,000, or 21.0%, as compared to the same period of the prior fiscal year.  The effective tax rate for the three-month period was 30.6%, as compared to 33.6% during the same period of the prior fiscal year.  The decline was attributed primarily to additional tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2012 and 2011:

	Three months ended
	September 30,
	2012	2011
Balance, beginning of period	$7,492,054	$6,438,451
Loans charged off:
Residential real estate	(13,872)	(76,918)
Construction	-	-
Commercial business	(3,244)	(11,156)
Commercial real estate	(227)	(24,825)
Consumer	(8,589)	(96,604)
Gross charged off loans	(25,932)	(209,503)
Recoveries of loans previously charged off:
Residential real estate	113	4,605
Construction	-	233
Commercial business	-	-
Commercial real estate	1,630	-
Consumer	2,284	1,592
Gross recoveries of charged off loans	4,027	6,430
Net charge offs	(21,905)	(203,073)
Provision charged to expense	610,689	516,683
Balance, end of period	$8,080,838	$6,752,061

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $589,000 to $8.1 million at September 30, 2012, from $7.5 million at June 30, 2012.  The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at September 30, 2012.

At September 30, 2012, the Company had $18.3  million, or 2.96% of total  loans, adversely classified ($18.3 million classified “substandard”; $0 classified “doubtful”; and $0 classified “loss”), as compared to $16.3 million, or 1.52% of total loans, adversely classified ($16.3 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at June 30, 2012, and $6.8 million, or 1.19% of total loans, adversely classified ($6.8 million classified “substandard”; $1,000 classified “doubtful”; and none classified “loss”) at September 30, 2011.  Classified loans were generally comprised of loans secured by commercial and agricultural real estate loans, while a smaller   amount of commercial operating loans and residential real estate loans were also classified.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.5 million at September 30, 2012.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.

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

The following table sets forth the Company’s historical net charge offs as of September 30, 2012, and June 30, 2012:

Portfolio segment	September 30, 2012	June 30, 2012
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Conventional	0.01%	0.05%
Construction	0.00%	0.00%
Commercial	0.01%	0.03%
Consumer loans	0.36%	0.59%
Commercial loans	0.33%	0.41%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At September 30, 2012, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period September 30, 2012	Qualitative factor applied at fiscal year ended June 30, 2012

Real estate loans:
Conventional	0.85%	0.83%
Construction	1.10%	1.10%
Commercial	1.33%	1.32%
Consumer loans	1.70%	1.38%
Commercial loans	1.08%	1.38%

At September 30, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.7  million, as compared to $6.3 million at June 30, 2012.  The lack of substantive change in our qualitative factors was attributed to a stable lending environment.

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

	September 30, 2012	June 30, 2012	September 30, 2011
Nonaccruing loans:
Residential real estate	$1,090,106	$395,374	$107,100
Construction	99,200	-	0
Commercial real estate	3,229,790	976,881	421,638
Consumer	14,765	15,971	56,724
Commercial business	1,060,789	1,010,123	1
Total	$5,494,650	$2,398,349	$585,463

Loans 90 days past due
accruing interest:
Residential real estate	$-	$-	$-
Commercial real estate	-	-	-
Consumer	-	-	9,028
Commercial business	-	-	9,891
Total	$-	$-	$18,919

Total nonperforming loans	$5,494,650	$2,398,349	$604,382

Nonperforming investments	125,000	125,000	125,000
Foreclosed assets held for sale:
Real estate owned	1,112,000	1,426,126	1,259,712
Other nonperforming assets	25,500	9,100	47,722
Total nonperforming assets	$6,757,150	$3,958,575	$2,036,816

At September 30, 2012, troubled debt restructurings (TDRs) totaled $5.2 million, of which $2.0 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at September 30, 2012, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2012, troubled debt restructurings (TDRs) totaled $4.9 million, of which $1.7 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.

At September 30, 2012, nonperforming assets totaled $6.8 million, as compared to $4.0 million at June 30, 2012, and $2.0 million at September 30, 2011.  The increase in nonperforming assets from fiscal year end was attributed primarily to a single relationship, previously classified, for which $2.6 million was moved to nonaccrual status during the quarter ended September 30, 2012.  The loans were secured by commercial real estate and a single family residence.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At September 30, 2012, the Company had outstanding commitments and approvals to fund approximately $78.0 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At September 30, 2012, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $190 million, of which $42.5 million had been advanced (additionally, letters of credit totaling $4 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of Bank assets, or $260.2 million, subject to available collateral.  Also, at September 30, 2012, the Bank had pledged a total of $97 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $65.0million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of September 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$109,336	18.59%	$47,061	8.00%	n/a	n/a
Southern Bank	86,398	14.88%	46,464	8.00%	58,080	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	101,969	17.33%	23,531	4.00%	n/a	n/a
Southern Bank	79,122	13.62%	23,232	4.00%	34,848	6.00%
Tier I Capital (to Average Assets)
Consolidated	101,969	13.90%	29,344	4.00%	n/a	n/a
Southern Bank	79,122	10.89%	29,064	4.00%	36,330	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$106,796	19.08%	$44,772	8.00%	n/a	n/a
Southern Bank	83,992	15.21%	44,170	8.00%	55,213	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	99,788	17.83%	22,386	4.00%	n/a	n/a
Southern Bank	77,077	13.96%	22,085	4.00%	33,128	6.00%
Tier I Capital (to Average Assets)
Consolidated	99,788	13.47%	29,635	4.00%	n/a	n/a
Southern Bank	77,077	10.52%	29,296	4.00%	36,620	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first three months of fiscal year 2012, fixed rate 1- to 4-family residential loan production totaled $3.3 million, as compared to $4.9 million during the same period of the prior fiscal year.  At September 30, 2012, the fixed rate residential loan portfolio was $100.5 million with a weighted average maturity of 183 months, as compared to $114.3 million at September 30, 2011, with a weighted average maturity of 174 months.  The Company originated $9.8  million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2012, as compared to $3.1 million during the same period of the prior fiscal year.  At September 30, 2012, fixed rate loans with remaining maturities in excess of 10 years totaled $65.1 million, or 10.7% of net loans receivable, as compared to $82.2 million, or 14.6% of net loans receivable at September 30, 2011.  The Company originated $20.0 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2012, as compared to $11.5 million during the same period of the prior fiscal year.  At September 30, 2012, the fixed rate commercial and commercial real estate loan portfolio was $238.7 million with a weighted average maturity of 35 months, compared to $219.7 million at September 30, 2011, with a weighted average maturity of 33.2 months.  The Company originated $14.1 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2012, as compared to $12.3 million during the same period of the prior fiscal year.  At September 30, 2012, adjustable-rate home equity lines of credit totaled $15.7 million, as compared to $14.7 million at September 30, 2011.  At September 30, 2012, the Company’s investment portfolio had an expected weighted-average life of 4.4 years, compared to 2.8 at September 30, 2011.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2012, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$91,295	$(8,470)	-8%	12.16%	-1.01%
+200	93,851	(5,914)	-6%	12.48%	-0.69%
+100	96,437	(3,328)	-3%	12.78%	-0.38%
NC	99,765	-	-	13.17%	-
-100	102,719	(2,954)	3%	13.51%	0.34%
-200	106,313	6,547	7%	13.93%	0.76%
-300	109,794	10,029	10%	14.34%	1.17%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2012 thru 7/31/2012	-	-	-	-
8/1/2012 thru 8/31/2012	-	-	-	-
9/1/2012 thru 9/30/2012	-	-	-	-
Total	-	-	-	-

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
(a) Registrant’s 2008 Equity Incentive Plan+++++
(b) Registrant’s 2003 Stock Option and Incentive Plan++++++
(c) Registrant’s 1994Stock Option and Incentive Plan+++++++
(d) Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++

	(e)	Employment Agreements
		(i)	Greg A. Steffens*
	(f)	Director’s Retirement Agreements
		(i)	Samuel H. Smith**
		(ii)	Sammy A. Schalk***
		(iii)	Ronnie D. Black***
		(iv)	L. Douglas Bagby***
		(v)	Rebecca McLane Brooks****
		(vi)	Charles R. Love****
		(vii)	Charles R. Moffitt****
		(viii)	Dennis Robison*****
		(ix)	David Tooley******
	(g)	Tax Sharing Agreement***
31	Rule 13a-14(a) Certification
32	Section 1350 Certification
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

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant’s definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant’s definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
******	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 14, 2012	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)