Form 10-Q/A
period 2012-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2012-11-27
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number   0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation)	(IRS employer id. no.)

531 Vine Street       Poplar Bluff, MO            63901
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

The sole purpose of this Amendment No. 1 to Southern Missouri Bancorp, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended September 30, 2012, as filed with the Securities and Exchange Commission on November 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q..

Item 6:  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 26, 2012	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: November 26, 2012	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*
32.0	Section 1350 Certification*
101	Interactive Data Files**

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended September 30, 2012, filed November 14, 2012.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.