Form 10-Q
period 2012-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2013-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2013
Common Stock, Par Value $.01	3,257,076 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012, AND JUNE 30, 2012

	December 31, 2012	June 30, 2012
	(unaudited)
Cash and cash equivalents	$16,298,137	$33,421,099
Interest-bearing time deposits	2,154,000	1,273,000
Available for sale securities	77,650,037	75,126,845
Stock in FHLB of Des Moines	2,018,200	2,018,200
Stock in Federal Reserve Bank of St. Louis	1,001,050	1,001,050
Loans receivable, net of allowance for loan losses of $7,920,201 and $7,492,054 at December 31, 2012 and June 30, 2012, respectively	619,409,900	583,464,521
Accrued interest receivable	4,343,214	3,694,344
Premises and equipment, net	15,302,448	11,347,064
Bank owned life insurance – cash surrender value	16,212,038	15,957,500
Intangible assets, net	1,248,991	1,457,557
Prepaid expenses and other assets	14,563,185	10,427,788
Total assets	$770,201,200	$739,188,968

Deposits	$606,405,135	$584,813,624
Securities sold under agreements to repurchase	30,945,264	25,642,407
Advances from FHLB of Des Moines	24,500,000	24,500,000
Accounts payable and other liabilities	1,659,270	1,662,207
Accrued interest payable	540,099	625,659
Subordinated debt	7,217,000	7,217,000
Total liabilities	671,266,768	644,460,897

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at December 31 and June 30, 2012	20,000,000	20,000,000
Common stock, $.01 par value; 4,000,000 shares authorized; 3,257,076 and 3,252,706 shares issued at December 31 and June 30, 2012, respectively	32,571	32,527
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,661,022	22,479,767
Retained earnings	55,138,310	51,365,401
Treasury stock of 0 and 2,230 shares at December 31 and June 30, 2012, at cost, respectively	-	(26,315)
Accumulated other comprehensive income	925,739	699,901
Total stockholders’ equity	98,934,432	94,728,071

Total liabilities and stockholders’ equity	$770,201,200	$739,188,968

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011 (Unaudited)

	Three months		Six months
	ended		ended
	December 31,		December 31,
	2012	2011	2012	2011
INTEREST INCOME:
Loans	$8,730,367	$9,257,578	$17,584,301	$18,812,703
Investment securities	376,663	389,006	739,366	742,183
Mortgage-backed securities	79,632	244,822	205,395	521,389
Other interest-earning assets	11,106	51,888	30,355	80,922
Total interest income	9,197,768	9,943,294	18,559,417	20,157,197
INTEREST EXPENSE:
Deposits	1,496,722	2,163,200	3,076,424	4,446,184
Securities sold under agreements to repurchase	54,165	59,342	102,467	119,044
Advances from FHLB of Des Moines	258,742	339,391	513,454	678,782
Subordinated debt	57,646	59,719	116,772	113,767
Total interest expense	1,867,275	2,621,652	3,809,117	5,357,777
NET INTEREST INCOME	7,330,493	7,321,642	14,750,300	14,799,420
PROVISION FOR LOAN LOSSES	462,017	345,433	1,072,706	862,116
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,868,476	6,976,209	13,677,594	13,937,304
NONINTEREST INCOME:
Deposit account charges and related fees	442,291	377,041	874,107	748,192
Bank credit transaction fees	289,790	263,776	588,309	527,382
Loan late charges	52,705	57,509	104,261	116,433
Other loan fees	73,019	49,005	145,579	99,308
Net realized gains on sale of loans	89,700	49,354	142,856	143,032
Earnings on bank owned life insurance	128,717	71,398	254,538	142,951
Other income	41,678	30,999	68,231	238,278
Total noninterest income	1,117,900	899,082	2,177,881	2,015,576
NONINTEREST EXPENSE:
Compensation and benefits	2,523,408	2,274,303	4,984,574	4,526,394
Occupancy and equipment, net	681,323	619,496	1,373,234	1,201,701
Deposit insurance premiums	92,121	90,063	186,667	183,135
Legal and professional fees	116,193	94,923	215,252	193,074
Advertising	84,452	80,150	143,351	167,218
Postage and office supplies	123,027	110,293	226,550	232,878
Intangible amortization	104,283	104,283	208,566	208,566
Bank card network fees	142,653	130,742	286,763	262,818
Other operating expense	573,110	379,491	953,572	690,950
Total noninterest expense	4,440,570	3,883,744	8,578,529	7,666,734
INCOME BEFORE INCOME TAXES	3,545,806	3,991,547	7,276,946	8,286,146
INCOME TAXES	1,064,886	1,317,107	2,205,772	2,761,314
NET INCOME	$2,480,920	$2,674,440	$5,071,174	$5,524,832
Less: effective dividend on preferred shares	50,000	121,713	245,115	352,111
Net income available to common shareholders	$2,430,920	$2,552,727	$4,826,059	$5,172,721

Basic earnings per common share	$0.75	$0.98	$1.49	$2.21
Diluted earnings per common share	$0.72	$0.95	$1.43	$2.12
Dividends per common share	$0.15	$0.12	$0.30	$0.24

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$2,480,920	$2,674,440	$5,071,174	$5,524,832
Other comprehensive income:
Unrealized (losses) gains on securities available-for-sale	(14,363)	74,330	343,157	469,252
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	15,234	(58,813)	15,318	(72,843)
Tax (expense) benefit	(322)	5,741	(132,635)	(146,672)
Total other comprehensive income	549	21,258	225,840	249,737
Comprehensive income	$2,481,469	$2,695,698	$5,297,014	$5,774,569

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011 (Unaudited)

	Six months ended
	December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$5,071,174	$5,524,832
Items not requiring (providing) cash:
Depreciation	537,074	425,440
Loss on disposal of fixed assets	20,875	-
Equity award and stock option expense	107,095	11,013
Loss on sale of foreclosed assets	(71,874)	(97,589)
Amortization of intangible assets	208,566	208,566
Increase in cash surrender value of bank owned life insurance	(254,538)	(142,951)
Provision for loan losses and off-balance sheet credit exposures	1,072,706	862,116
Net amortization of premiums and discounts on securities	287,784	122,397
Deferred income taxes	(263,837)	(498,144)
Origination of loans held for sale	(3,389,505)	(4,150,161)
Proceeds from sales of loans held for sale	3,334,344	6,251,520
Changes in:
Accrued interest receivable	(648,871)	(460,047)
Prepaid expenses and other assets	(2,483,778)	446,666
Accounts payable and other liabilities	617,223	(4,185,594)
Accrued interest payable	(85,560)	(111,463)
Net cash provided by operating activities	4,058,878	4,206,601

Cash flows from investing activities:
Net (increase) decrease in loans	(40,078,326)	10,766,899
Net cash received in acquisitions	-	-
Net change in interest-bearing deposits	(881,000)	-
Proceeds from maturities of available for sale securities	18,931,321	12,669,482
Net purchases of Federal Reserve Bank of Saint Louis stock	-	(282,150)
Purchases of available-for-sale securities	(21,383,823)	(23,616,844)
Purchases of premises and equipment	(4,539,833)	(2,771,990)
Proceeds from sale of fixed assets	26,500	-
Proceeds from sale of foreclosed assets	1,046,700	470,996
Net cash used in investing activities	(46,878,461)	(2,763,607)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	15,922,582	56,623,211
Net increase (decrease) in certificates of deposits	5,668,929	(7,747,807)
Net increase in securities sold under agreements to repurchase	5,302,857	4,719,362
Redemption of preferred stock	-	(9,550,000)
Proceeds from issuance of preferred stock	-	19,973,208
Proceeds from issuance of common stock	66,555	19,914,349
Dividends paid on preferred stock	(311,553)	(197,047)
Dividends paid on common stock	(983,712)	(503,874)
Exercise of stock options	33,963	15,230
Net cash provided by financing activities	25,699,621	83,246,632

(Decrease) increase in cash and cash equivalents	(17,122,962)	84,689,626
Cash and cash equivalents at beginning of period	33,421,099	33,895,706

Cash and cash equivalents at end of period	$16,298,137	$118,585,332

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$2,984,720	$517,000
Conversion of foreclosed real estate to loans	68,400	520,728
Conversion of loans to repossessed assets	199,082	138,376
Cash paid during the period for:
Interest (net of interest credited)	$1,510,425	$1,757,762
Income taxes	1,541,084	4,276,570

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and six-month periods ended December 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2012, Form 10-K, which was filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank (Bank).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company), was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.

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

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $14,253,000 and $31,048,000 at December 31 and June 30, 2012, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, and the Federal Home Loan Bank of Des Moines.

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

Stock Options. With limited exceptions, the amount of compensation cost related to a stock option award is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the vesting period during which an employee provides service in exchange for the award. Stock-based compensation has been recognized for all stock options granted or modified after July 1, 2005.

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

In October 2012, the FASB issued ASU 2012-06, Subsequent Account for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The amendments in this ASU provide that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement.  The ASU is effective for public entities for fiscal periods beginning on or after December 15, 2012.  The Company does not anticipate any impact on the financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The amendments in this ASU address implementation issues about the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of  the ASU is to clarify the scope of the offsetting disclosures and address any unintended consequences.  The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is evaluating the impact of the ASU, but does not expect a material impact on the financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Comprehensive Income.  The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU is effective for public entities for reporting periods beginning after December 15, 2012.  The Company is evaluating the impact of the ASU, but does not expect a material impact on the financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$19,006,654	$40,597	$(17,696)	$19,029,555
State and political subdivisions	37,905,128	2,145,259	(45,536)	40,004,851
Other securities	2,642,156	43,472	(1,162,916)	1,522,712
FHLMC preferred stock	-	-	-	-
Mortgage-backed: GSE residential	13,973,637	463,793	(22,521)	14,414,909
Mortgage-backed: other U.S. government agencies	2,681,357	-	(3,347)	2,678,010
Total investments and mortgage-backed securities	$76,208,932	$2,693,121	$(1,252,016)	$77,650,037

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$18,046,654	$53,348	$(384)	$18,099,618
State and political subdivisions	34,656,284	1,823,625	(98,656)	36,381,253
Other securities	2,646,719	14,310	(1,267,772)	1,393,257
Mortgage-backed: GSE residential	15,657,921	565,989	(7,861)	16,216,049
Mortgage-backed: other U.S. government agencies	3,036,637	31	-	3,036,668
Total investments and mortgage-backed securities	$74,044,215	$2,457,303	$(1,374,673)	$75,126,845

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2012
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$307,655	$307,653
After one year but less than five years	8,149,938	8,207,128
After five years but less than ten years	22,581,203	23,094,611
After ten years	28,515,142	28,947,726
Total investment securities	59,553,938	60,557,118
Mortgage-backed securities	16,654,994	17,092,919
Total investments and mortgage-backed securities	$76,208,932	$77,650,037

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2012:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$7,978,296	$17,696	$-	$-	$7,978,296	$17,696
State and political subdivision	4,791,949	45,536	-	-	4,791,949	45,536
Other securities	-	-	378,149	1,162,916	378,149	1,162,916
Mortgage-backed: GSE residential	2,850,979	22,521	-	-	2,850,979	22,521
Mortgage-backed: other U.S. government agencies	2,678,010	3,347	-	-	2,678,010	3,347
Total investments and mortgage-backed securities	$18,299,234	$89,100	$378,149	$1,162,916	$18,677,383	$1,252,016

	June 30, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$999,616	$384	$-	$-	$999,616	$384
State and political subdivisions	5,525,825	98,656	-	-	5,525,825	98,656
Other securities	-	-	282,639	1,267,772	282,639	1,267,772
Mortgage-backed: GSE residential	1,943,968	7,861	-	-	1,943,968	7,861
Total investments and mortgage-backed securities	$8,469,409	$106,901	$282,639	$1,267,772	$8,752,048	$1,374,673

Other securities.  At December 31, 2012, there were four pooled trust preferred securities with an estimated fair value of $393,000 and unrealized losses of $1.2 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The December 31, 2012, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by banks of $15 billion or more in assets of all fixed rate securities during 2013; adjustable rate securities are expected to prepay based on spreads.  For banks of less than $15 billion in assets, the only material prepayments are assumed to be those by issuers with strong capital positions and with relatively high fixed rates.  No recoveries are assumed for issuers currently in default; recoveries of 29% to 44% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of four to five years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At December 31, 2012, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments by banks of $15 billion or more in assets of all fixed rate securities during 2013; adjustable rate securities are expected to prepay based on spreads.  For banks of less than $15 billion in assets, the only material prepayments are assumed to be those with relatively high fixed rates.  No recoveries are assumed for issuers currently in default; recoveries of 49% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter. This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of two years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2012.

The Company does not believe any other individual unrealized loss as of December 31, 2012, represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month periods ended December 31, 2012 and 2011.

	Accumulated Credit Losses,
	Six-Month Period
	Ended December 31,
	2012	2011
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	December 31,	June 30,
	2012	2012
Real Estate Loans:
Residential	$225,901,693	$201,012,698
Construction	22,115,280	40,181,979
Commercial	235,210,968	200,957,429
Consumer loans	28,187,249	28,985,905
Commercial loans	125,163,107	137,004,222
	636,578,297	608,142,233
Loans in process	(9,406,500)	(17,370,404)
Deferred loan fees, net	158,304	184,746
Allowance for loan losses	(7,920,201)	(7,492,054)
Total loans	$619,409,900	$583,464,521

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately 14 months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At December 31, 2012, construction loans outstanding included 13 loans, totaling $1.3 million, for which a modification had been agreed to.  At June 30, 2012, construction loans outstanding included 18 loans, totaling $11.0 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses generally located in the Company’s primary market area.

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity of up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31, 2012, and June 30, 2012, and activity in the allowance for loan losses for the three- and six-month periods ended December 31, 2012 and 2011:

	At period end for the six months ended
	December 31, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$-	$7,492,054
Provision charged to expense	290,255	(90,913)	815,427	44,680	13,257	-	1,072,706
Losses charged off	(203,242)	-	(417,071)	(8,589)	(29,466)	-	(658,368)
Recoveries	224	-	4,462	6,698	2,425	-	13,809
Balance, end of period	$1,722,583	$152,256	$3,388,656	$526,386	$2,130,320	$-	$7,920,201
Ending Balance: individually evaluated for impairment	$-	$-	$100,000	$-	$-	$-	$100,000
Ending Balance: collectively evaluated for impairment	$1,722,583	$152,256	$3,288,656	$526,386	$1,620,333	$-	$7,310,214
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$509,987	$-	$509,987

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$165,144	$-	$-	$-	$165,144
Ending Balance: collectively evaluated for impairment	$224,220,783	$12,708,780	$233,397,723	$28,187,249	$123,862,663	$-	$622,377,198
Ending Balance: loans acquired with deteriorated credit quality	$1,680,910	$-	$1,648,101	$-	$1,300,444	$-	$4,629,455

	For the three months ended
	December 31, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,714,363	$191,784	$3,456,760	$522,655	$2,195,276	$-	$8,080,838
Provision charged to expense	197,478	(39,528)	344,852	(683)	(40,102)	-	462,017
Losses charged off	(189,370)	-	(416,843)	-	(26,223)	-	(632,436)
Recoveries	112	-	3,887	4,414	1,369	-	9,782
Balance, end of period	$1,722,583	$152,256	$3,388,656	$526,386	$2,130,320	$-	$7,920,201

	For the six months ended
	December 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Provision charged to expense	304,647	(10,192)	3,743	214,197	349,722	-	862,116
Losses charged off	(91,369)	-	(24,824)	(127,767)	(33,625)	-	(277,585)
Recoveries	6,551	460	430	7,143	9,024	-	23,608
Balance, end of period	$1,838,114	$183,020	$2,650,831	$534,780	$1,839,846	$-	$7,046,590
Ending Balance: individually evaluated for impairment	$-	$-	$100,000	$-	$-	$-	$100,000
Ending Balance: collectively evaluated for impairment	$1,838,114	$183,020	$2,409,101	$534,780	$1,817,931	$-	$6,782,945
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$141,730	$-	$21,915	$-	$163,645

	For three months ended
	December 31, 2011
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,711,466	$375,531	$2,256,971	$520,918	$1,887,175	$-	$6,752,061
Provision charged to expense	139,154	(192,511)	393,202	39,471	(33,883)	-	345,433
Losses charged off	(14,452)	-	-	(31,161)	(22,470)	-	(68,083)
Recoveries	1,946	-	658	5,551	9,024	-	17,179
Balance, end of period	$1,838,114	$183,020	$2,650,831	$534,780	$1,839,846	$-	$7,046,590

	June 30, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$-	$7,492,054
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,635,346	$243,169	$2,632,679	$483,597	$1,767,967	$-	$6,762,758
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$5,344	$-	$376,137	$-	$381,481

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$976,881	$-	$-	$-	$976,881
Ending Balance: collectively evaluated for impairment	$199,514,689	$22,811,575	$198,296,430	$28,985,905	$135,649,513	$-	$585,258,112
Ending Balance: loans acquired with deteriorated credit quality	$1,498,009	$-	$1,684,118	$-	$1,354,709	$-	$4,536,836

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31 and June 30, 2012.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	December 31, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$225,796,824	$12,699,677	$233,361,886	$28,175,550	$123,822,714
Watch	1,618,763	1,613,159	59,072	29,430	1,193
Special Mention	-	-	-	-	-
Substandard	104,869	9,103	1,849,082	11,699	1,340,393
Doubtful	-	-	-	-	-
Total	$225,901,693	$12,708,780	$235,210,968	$28,187,249	$125,163,107

	June 30, 2012
	Conventional	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,847,363	$22,811,575	$194,280,920	$28,967,594	$129,572,873
Watch	1,561,263	-	149,940	-	5,398,255
Special Mention	-	-	-	-	-
Substandard	604,072	-	6,526,569	18,311	2,033,094
Doubtful	-	-	-	-	-
Total	$201,012,698	$22,811,575	$200,957,429	$28,985,905	$137,004,222

The above amounts include purchased credit impaired loans.  At December 31, 2012, these loans comprised $37,000 of credits rated “Pass”; $1.6 million of credits rated “Watch”; no credits rated “Special Mention”; $2.9 million of loans rated “Substandard”; and no credits rated “Doubtful”.  At June 30, 2012, these loans comprised $1.5 million of credits rated “Pass”; no credits rated “Watch”; no credits rated “Special Mention”; $3.0 million of credits rated “Substandard”; and no credits rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2012.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2012
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,316,593	$130,947	$664,966	$2,112,506	$223,789,187	$225,901,693	$293
Construction	-	-	100,351	100,351	12,608,429	12,708,780	-
Commercial	353,561	101,951	127,968	583,480	234,627,488	235,210,968	-
Consumer loans	226,460	28,792	526	255,778	27,931,471	28,187,249	526
Commercial loans	158,518	180,197	90,381	429,096	124,734,011	125,163,107	17,012
Total loans	$2,055,132	$441,887	$984,192	$3,481,211	$623,690,586	$627,171,797	$17,831

	June 30, 2012
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$310,046	$66,586	$59,142	$435,774	$200,576,924	$201,012,698	$-
Construction	-	-	-	-	22,811,575	22,811,575	-
Commercial	176,642	41,187	796,794	1,014,623	199,942,806	200,957,429	-
Consumer loans	78,762	-	-	78,762	28,907,143	28,985,905	-
Commercial loans	694,044	-	80,000	774,044	136,230,178	137,004,222	-
Total loans	$1,259,494	$107,773	$935,936	$2,303,203	$588,468,626	$590,771,829	$-

The above amounts include purchased credit impaired loans.  At December 31, 2012, these loans comprised $206,000 credits 30-59 Days Past Due; no credits 60-89 Days Past Due; no credits Greater Than 90 Days Past Due; $206,000 of Total Past Due credits; $4.4 million of credits Current; and $0 Loans > 90 Days & Accruing.  At June 30, 2012, there were no purchased credit impaired loans that were past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2012.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,680,910	$2,111,128	$-
Construction real estate	100,351	100,351	-
Commercial real estate	3,285,260	3,654,711	-
Consumer loans	-	-	-
Commercial loans	677,060	686,828	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	165,144	165,144	100,000
Consumer loans	-	-	-
Commercial loans	896,773	1,466,650	509,987
Total:
Residential real estate	$1,680,910	$2,111,128	$-
Construction real estate	$100,351	$100,351	$-
Commercial real estate	$3,450,404	$3,819,855	$100,000
Consumer loans	$-	$-	$-
Commercial loans	$1,573,833	$2,153,478	$509,987

	June 30, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,531,881	$2,160,350	$-
Construction real estate	-	-	-
Commercial real estate	2,563,744	2,935,620	-
Consumer loans	-	-	-
Commercial loans	845,692	868,844	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	982,884	1,014,082	353,159
Consumer loans	-	-	-
Commercial loans	930,123	1,500,000	376,137
Total:
Residential real estate	$1,531,881	$2,160,350	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,546,628	$3,949,702	$353,159
Consumer loans	$-	$-	$-
Commercial loans	$1,775,815	$2,368,844	$376,137

The above amounts include purchased credit impaired loans.  At December 31, 2012, these loans comprised $3.7 million of impaired loans without a specific valuation allowance; $897,000 of loans with a specific valuation allowance; and $4.6 million of total impaired loans.  At June 30, 2012, these loans comprised $3.6 million of impaired loans without a specific valuation allowance; $935,000 of loans with a specific valuation allowance; and $4.5 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

(dollars in thousands)	For the three-month period ended
	December 31, 2012
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,799	$141
Construction Real Estate	-	-
Commercial Real Estate	1,668	48
Consumer Loans	165	-
Commercial Loans	1,306	24
Total Loans	$4,938	$213

(dollars in thousands)	For the three-month period ended
	December 31, 2011
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,703	$79
Construction Real Estate	-	-
Commercial Real Estate	2,445	174
Consumer Loans	-	-
Commercial Loans	2,008	121
Total Loans	$6,155	$374

(dollars in thousands)	For the six-month period ended
	December 31, 2012
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,589	$269
Construction Real Estate	-	-
Commercial Real Estate	2,375	98
Consumer Loans	-	-
Commercial Loans	1,322	49
Total Loans	$5,286	$416

(dollars in thousands)	For the six-month period ended
	December 31, 2011
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,654	$158
Construction Real Estate	-	-
Commercial Real Estate	2,866	295
Consumer Loans	-	-
Commercial Loans	2,514	450
Total Loans	$7,034	$903

Interest income on impaired loans recognized on a cash basis in the three- and six-month periods ended December 31, 2012 and 2011, was immaterial.

For the three- and six-month periods ended December 31, 2012, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $210,000 and $411,000, respectively, as compared to $371,000 and $881,000, respectively, for the three- and six-month periods ended December 31, 2011.

The following table presents the Company’s nonaccrual loans at December 31 and June 30, 2012.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	December 31, 2012	June 30, 2012
Residential real estate	$602,735	$395,374
Construction real estate	100,351	-
Commercial real estate	323,199	976,881
Consumer loans	11,183	15,971
Commercial loans	1,153,143	1,010,123
Total loans	$2,190,611	$2,398,349

The above amounts include purchased credit impaired loans.  At December 31, 2012, and June 30, 2012, these loans comprised $897,000 and $930,000 of nonaccrual loans, respectively.

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

During the three- and six-month periods ended December 31, 2012 and 2011, certain loans were classified as TDRs.  They are shown, segregated by class, in the table below:

	For the three-month periods ended
	December 31, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	1	330,748	1	22,000
Consumer loans	-	-	-	-
Commercial loans	1	73,369	3	248,394
Total	2	$404,117	4	$270,394

	For the six-month periods ended
	December 31, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$97,783
Construction real estate	1	100,351	-	-
Commercial real estate	3	1,134,756	6	1,027,830
Consumer loans	-	-	-	-
Commercial loans	3	239,288	6	1,268,106
Total	7	$1,474,395	13	$2,393,719

At December 31 and June 30, 2012, the Company had $5,544 and $5,963, respectively, of residential real estate loans, $100,351 and $0  respectively, of construction loans, $3.0 million and $3.1 million, respectively, of commercial real estate loans, $0 and $0 respectively, of consumer loans, and $1.5 million and $1.7 million, respectively, of commercial loans that were modified in TDRs and considered impaired.  All loans classified as TDRs at December 31, 2012, and June 30, 2012, were so classified due to interest rate concessions.

Performing loans classified as troubled debt restructurings and outstanding at December 31 and June 30, 2012, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2012		June 30, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	$5,544	2	$39,835
Construction real estate	-	-	-	-
Commercial real estate	12	3,027,227	10	2,290,986
Consumer loans	-	-	-	-
Commercial loans	5	409,029	6	807,386
Total	18	$3,441,800	18	$3,138,207

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2012.  The amounts of these loans at December 31 and June 30, 2012, are as follows:

	December 31,	June 30,
	2012	2012
Real Estate Loans:
Conventional	$2,111,128	2,126,478
Construction	-	-
Commercial	2,017,552	2,087,192
Consumer loans	-	-
Commercial loans	1,880,089	1,947,738
Outstanding balance	$6,008,769	$6,161,408
Carrying amount, net of fair value adjustment of $1,379,314 and $1,624,572 at December 31, 2012 and June 30, 2012, respectively	$4,629,455	$4,536,836

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ended	Three-month period ended
	December 31, 2012	December 31, 2011
Balance at beginning of period	$838,049	$942,876
Additions	-	-
Accretion	(158,020)	(283,279)
Reclassification from nonaccretable difference	7,215	144,947
Disposals	-	-
Balance at end of period	$687,244	$804,544

	Six-month period ended	Six-month period ended
	December 31, 2012	December 2011
Balance at beginning of period	$489,356	$792,942
Additions	-	-
Accretion	(305,626)	(704,238)
Reclassification from nonaccretable difference	503,514	715,840
Disposals	-	-
Balance at end of period	$687,244	$804,544

During the six-month periods ended December 31, 2012 and 2011, the Company increased the allowance for loan losses by a charge to the income statement of $166,000 and $42,000 respectively, related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $5,300 and $0, respectively, was reversed.

Note 6:  Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2012	2012

Non-interest bearing accounts	$61,454,305	$54,812,645
NOW accounts	206,813,721	193,870,344
Money market deposit accounts	17,730,783	18,099,265
Savings accounts	83,423,242	86,717,214
Certificates	236,983,084	231,314,155
Total Deposit Accounts	$606,405,135	$584,813,623

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	December 31,
	2012	2011

Net income	$2,480,920	$2,674,440
Dividend payable on preferred stock	50,000	121,713
Net income available to common shareholders	$2,430,920	$2,552,727

Average Common shares – outstanding basic	3,249,309	2,595,073
Stock options under treasury stock method	134,241	91,454
Average Common shares – outstanding diluted	3,383,550	2,686,527

Basic earnings per common share	$0.75	$0.98
Diluted earnings per common share	$0.72	$0.95

	Six months ended
	December 31,
	2012	2011

Net income	$5,071,174	$5,524,832
Dividend payable on preferred stock	245,115	352,111
Net income available to common shareholders	$4,826,059	$5,172,721

Average Common shares – outstanding basic	3,248,839	2,345,498
Stock options under treasury stock method	132,865	88,800
Average Common shares – outstanding diluted	3,381,704	2,434,298

Basic earnings per common share	$1.49	$2.21
Diluted earnings per common share	$1.43	$2.12

At December 31, 2012 and 2011, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2009.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Income taxes
Current	$1,328,723	$1,815,252	$2,469,609	$3,259,459
Deferred	(263,837)	(498,145)	(263,837)	(498,145)
Total income tax provision	$1,064,886	$1,317,107	$2,205,772	$2,761,314

The components of net deferred tax assets are summarized as follows:

	December 31, 2012	June 30, 2012
Deferred tax assets:
Provision for losses on loans	$3,393,565	$3,247,995
Accrued compensation and benefits	176,279	171,113
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	159,613	159,613
Unrealized loss on other real estate	18,700	47,600
Other	87,202	-
Total deferred tax assets	4,096,764	3,887,726

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	893,549	893,549
Depreciation	506,028	552,633
Prepaid expenses	184,593	123,704
Unrealized gain on available for sale securities	533,220	400,554
Other	-	69,083
Total deferred tax liabilities	2,306,002	2,228,135

Net deferred tax asset	$1,790,762	$1,659,591

As of December 31, 2012, and June 30, 2012, the Company had approximately $515,000 of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended		For the six-month period ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Tax at statutory rate	$1,205,574	$1,357,126	$2,474,162	$2,817,290
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(128,391)	(113,303)	(252,659)	(217,673)
State tax, net of Federal benefit	84,480	103,620	176,880	220,275
Cash surrender value of Bank-owned life insurance	(43,764)	(24,275)	(86,543)	(48,603)
Other, net	(53,013)	(6,060)	(106,068)	(9,974)
Actual provision	$1,064,886	$1,317,107	$2,205,772	$2,761,314

Tax credit benefits in the amount of $124,000 and $249,000, respectively, were recognized in the three- and six-month periods ended December 31, 2012, as compared to $73,000  and $146,000, respectively, recognized in the three- and six-month periods ended December 31, 2011, under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Company established a tax-qualified ESOP in April 1994. During fiscal 2011, the plan was merged with the Company’s 401(k) Retirement Plan (the Plan).  The Plan covers substantially all employees who are at least 21 years of age and who have completed one year of service.  In fiscal 2012, the Company converted the Plan to provide a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2012; for fiscal 2013, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions.  During the three- and six-month periods ended

December 31, 2012, retirement plan expenses recognized were approximately $116,000 and $228,000, respectively, as compared to $105,000 and $205,000, respectively, for the three- and six-month periods ended December 31, 2011.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend payable for the quarter ended December 31, 2012, was based on a rate of 1%, calculated based on qualifying small business lending totals reported as of $225.3 million, as compared to an adjusted baseline total of $188.6 million.  At December 31, 2012, qualifying small business lending totals were reported at $215.6 million.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31 and June 30, 2012:

	Fair Value Measurements at December 31, 2012, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$19,029,555	$-	$19,029,555	$-
State and political subdivisions	40,004,851	-	40,004,851	-
Other securities	1,522,712	-	1,464,712	58,000
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	17,092,919	-	17,092,919	-

	Fair Value Measurements at June 30, 2012, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$18,099,618	$-	$18,099,618	$-
State and political subdivisions	36,381,253	-	36,381,253	-
Other securities	1,393,257	-	1,360,657	32,600
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	19,252,717	-	19,252,717	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarch.  There have been no significant changes in the valuation techniques during the period ended December 31, 2012.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the six-month periods ended December 31, 2012 and 2011:

	Three months ended
	December 31, 2012	December 31, 2011
Available-for-sale securities, beginning of year	$43,000	$29,000
Total unrealized gain (loss) included in comprehensive income	15,000	-
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$58,000	$29,000

	Six months ended
	December 31, 2012	December 31, 2011
Available-for-sale securities, beginning of year	$32,600	$71,004
Total unrealized gain (loss) included in comprehensive income	25,400	(42,004)
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$58,000	$29,000

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2012:

	Fair Value Measurements at December 31, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$452,000	$-	$-	$452,000
Foreclosed and repossessed assets held for sale	3,576,000	-	-	3,576,000

	Fair Value Measurements at June 30, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,214,000	$-	$-	$1,214,000
Foreclosed and repossessed assets held for sale	1,435,000	-	-	1,435,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2012 and 2011:

	For the six months ended
	December 31, 2012	December 31, 2011

Impaired loans (collateral dependent)	$(134,000)	$(142,000)
Foreclosed and repossessed assets held for sale	(552,000)	(121,000)
Total gains (losses) on assets measured on a non-recurring basis	$(686,000)	$(263,000)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the  market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $4.8 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at December 31, 2012, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $1.6 million .  Older real estate appraisals were available for impaired loans with an carrying value of approximately $2.3 million.  The remaining $0.9 million was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at December 31, 2012	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied

Available-for-sale securities (pooled trust preferred security)	$58,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	7.5% 1% annually (1) 41.3% 6.4%
Impaired loans (collateral dependent)	452,000	Internal or third- party appraisal	Discount to reflect realizable value	1.1% - 32.8%	5.7%
Foreclosed and repossessed assets	3,576,000	Third-party appraisal	Marketability discount	0.0% - 40.9%	15.3%

(1) The Level 3 fair value measurement also assumes that issuers of asset size $15 billion and above will generally prepay during 2013, unless issued at a variable rate with a spread of less than 150 bps over LIBOR; other issuers are expected to prepay at a rate of 1% annually, unless issued at a fixed rate of 8% or more by a bank reasonably expected to be able to prepay.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2012.

	December 31, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,298	$16,298	$-	$-
Interest-bearing time deposits	2,154	-	2,154	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	619,410	-	-	625,586
Accrued interest receivable	4,343	-	4,343	-
Financial liabilities
Deposits	606,405	237,886	-	369,319
Securities sold under agreements to repurchase	30,945	-	30,945	-
Advances from FHLB	24,500	-	27,867	-
Accrued interest payable	540	-	540	-
Subordinated debt	7,217	-	-	5,623
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$33,421	$33,421	$-	$-
Interest-bearing time deposits	1,273	-	1,273	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	583,465	-	-	587,955
Accrued interest receivable	3,694	-	3,694	-
Financial liabilities
Deposits	584,814	353,212	-	232,583
Securities sold under agreements to repurchase	25,642	-	25,642	-
Advances from FHLB	24,500	-	27,923	-
Accrued interest payable	626	-	626	-
Subordinated debt	7,217	-	-	5,103
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2012, the Bank conducts its business through its home office located in Poplar Bluff, and 17 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2012, and results of operations for the three-  and six-month periods ended December 31, 2012 and 2011.

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

Non-GAAP Disclosures

The following financial measures contain information determined by methods other than in accordance with accounting principles generally accepted in the United States (commonly referred to as GAAP):

•
net income available to common shareholders excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax;

•	return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax;
•	return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax;
•	net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition;

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

The following table presents reconciliation to GAAP of net income available to common shareholders excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax:

	For the three months ended		For the six months ended
(dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net income available to common stockholders	$2,431	$2,552	$4,826	$5,172
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	229	627	559	1,363
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	$2,202	$1,925	$4,267	$3,810

The following table presents reconciliation to GAAP of return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax:

	For the three months ended		For the six months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Return on average assets	1.32%	1.44%	1.36%	1.53%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.12%	0.34%	0.15%	0.38%
Return on average assets - excluding excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	1.20%	1.10%	1.21%	1.15%

The following table presents reconciliation to GAAP of return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax:

	For the three months ended		For the six months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Return on average common equity	12.47%	17.07%	12.55%	19.27%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	1.17%	4.19%	1.45%	5.08%
Return on average common equity - excluding excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	11.29%	12.88%	11.10%	14.19%

The following table presents reconciliation to GAAP of net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition:

	For the three months ended		For the six months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net interest margin	4.17%	4.12%	4.23%	4.27%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.21%	0.56%	0.26%	0.63%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.96%	3.56%	3.98%	3.64%

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

During the first six months of fiscal 2013, we grew our balance sheet by $31.0 million. Asset growth reflected a $35.9 million increase in net loans receivable, partially offset by a $17.1 million decrease in cash and cash equivalents.  Deposits increased $21.6 million, and securities sold under agreements to repurchase increased $5.3 million.  Advances from the Federal Home Loan Bank (FHLB) were unchanged.  The increase in loan balances was primarily the result of growth in commercial real estate and residential (primarily multifamily) real estate loans, partially offset by a decline in commercial loans (equipment and operating lines for agricultural and other commercial borrowers). The increase in deposits was primarily the result of higher balances in interest-bearing transaction accounts, noninterest-bearing transaction accounts, and certificates of deposit, partially offset by lower savings account balances.  The increase in deposits included a $7.8 million increase in public unit deposits, and was somewhat seasonal in nature, as was the increase in securities sold under agreements to repurchase.

Net income for the first six months of fiscal 2013 decreased  8.2% to $5.1 million, as compared to $5.5 million earned during the same period of the prior year.  After accounting for dividends on preferred stock of $245,000, net earnings available to common shareholders were $4.8 million in the six-month period ended December 31, 2012, a decrease of 6.7% as compared to the same period of the prior fiscal year.  The decrease in net income compared to the year-ago period was attributable to an increase in noninterest expense, an increase in provision for loan losses, and a decrease in net interest income partially offset by higher noninterest income and a decline in provision for income taxes.  Diluted net income available to common shareholders was $1.43 per share for the first six months of fiscal 2013, as compared to $2.12 per share for the same period of the prior year.  The decrease was primarily due to the additional average shares outstanding as a result of the common offering completed in November 2011, as well as the lower net income available to common shareholders.  For the first six months of fiscal 2013, noninterest expense increased $912,000, or 11.9%; provision for loan losses increased $211,000, or 24.4%; net interest income decreased $49,000, or 0.3%; noninterest income increased $162,000, or 8.1%; and provision for income taxes decreased $556,000, or 20.1%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2013 remained near historical lows.  The yield curve steepened slightly from June 30, 2012, to December 31, 2012, though at points during the six month period, rates were pushed lower before increasing in more recent months.  Our net interest margin for the three- and six-month periods ended December 31, 2012, was relatively stable, compared to the same periods of the prior year, as declining loan and investment yields were mostly offset by shifting of earning asset balances from relatively lower-yielding cash equivalents into higher-yielding assets, primarily loans, and as we reduced our cost of funds.  Relative to recent historical norms, the curve remained relatively steep, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve’s Open Market Committee (FOMC) cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  A second securities purchase program focused on US Treasuries. A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio.  And most recently, the FOMC has shared its plan to purchase approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities.  It has also indicated that it anticipates continuing its extraordinarily low short-term rate policy until the unemployment rate would decline to 6.5% or less, or inflation expectations would exceed 2.5%.  In this rate environment, our net interest margin declined when comparing the first six months of fiscal 2013 to the same period of the prior year; however, the decline was attributable to fair value accounting for the Acquisition, whereby the Company acquired loans at a discount.  Net interest income resulting from the accretion of that discount (and a smaller premium on acquired time deposits) declined in the first six months of fiscal 2013 to $895,000, as compared to $2.2 million in the first six months of fiscal 2012.  The decrease of $1.3 million equates to 38 basis points impact on the net interest margin.  Our core net interest margin, excluding this income, improved to 3.96% in the current fiscal year-to-date, as compared to 3.64% in the year-ago period, primarily as a result of a decline in lower-yielding cash and cash equivalent balances, along with an increase in relatively higher-yielding loan balances.  The Company expects that as the acquired loan portfolio continues to pay down, the positive impact on net interest income from this fair value accretion will continue to be reduced.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the six-month period ended December 31, 2012, noninterest income decreased $49,000, or 0.3%, as compared to the same period of the prior year, due to a four basis point decline in net interest margin, partially offset by a 0.4% increase in the average balance of interest-earning assets.  The decline in margin was attributable to the reduction in fair value discount accretion and fair value premium amortization related to the Acquisition (see “Non-GAAP Disclosures”).  Noninterest expense increased $912,000, or 11.9%, during the first six months of fiscal 2013, compared to the same period of the prior year, due primarily to compensation, occupancy, and other expenses (including costs related to foreclosed real estate) partially offset by a reduction in advertising expense.

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

Comparison of Financial Condition at December 31 and June 30, 2012

The Company’s total assets increased by $31.0 million, or 4.2%, to $770.2 million at December 31, 2012, as compared to $739.2 million at June 30, 2012.  Balance sheet growth consisted of increased loan, fixed asset, investment securities, other assets (investment in a limited partnership to generate tax credits), and foreclosed real estate balances, partially offset by lower cash equivalent balances.  Balance sheet growth was funded by increases in deposits, securities sold under agreements to repurchase, and retained earnings.

Loans, net of the allowance for loan losses, increased $35.9 million, or 6.2%, to $619.4 million at December 31, 2012, as compared to $583.5 million at June 30, 2012.  Growth consisted of increases in residential (including multifamily) real estate and commercial real estate loans, partially offset by decreases in commercial loans (operating and equipment loans to agricultural and other commercial borrowers) and construction loans outstanding.

Available-for-sale investment balances increased by $2.5 million, or 3.4%, to $77.7 million at December 31, 2012, as compared to $75.1 million at June 30, 2012, as increases in municipal and US government agency bonds were partially offset by declines in residential mortgage-backed securities.

Cash and cash equivalents decreased $17.1 million, or 51.2%, to $16.3 million at December 31, 2012, as compared to $33.4 million at June 30, 2012.  Prepaid expenses and other assets increased $4.1 million, or 39.7%, to $14.6 million at December 31, 2012, as compared to $10.4 million at June 30, 2012, as a result of an increase in foreclosed real estate balances and investments in limited partnerships to generate tax credits.  Fixed assets balances were up $4.0 million, or 34.9%, to $15.3 million at December 31, 2012, as compared to $11.3 million at June 30, 2012, as the Company made additional investments in facilities, primarily to replace leased office space.

Deposit balances increased $21.6 million, or 3.7%, to $606.4 million at December 31, 2012, as compared to $584.8 million at June 30, 2012.  The increase in deposits was primarily the result of higher balances in interest-bearing transaction accounts, noninterest-bearing transaction accounts, and certificates of deposit, partially offset by lower savings account balances.  The increase in deposits included a $7.8 million increase in public unit deposits, and was somewhat seasonal in nature.

Securities sold under agreements to repurchase increased $5.3 million, or 20.7%, to $30.9 million at December 31, 2012, as compared to $25.6 million at June 30, 2012.  The increase was largely seasonal in nature and reflected increased balances held by public unit counterparties.

Total stockholders’ equity increased $4.2 million, or 4.4%, to $98.9 million at December 31, 2012, as compared to $94.7 million at June 30, 2012.  The increase was due primarily to the retention of net income, as well as an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2012 and 2011

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2012 and 2011.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended December 31, 2012			Three-month period ended December 31, 2011
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$456,785,414	$6,516,053	5.71	$405,224,459	$6,884,326	6.80
Other loans (1)	160,709,817	2,214,314	5.51	154,700,204	2,373,252	6.14
Total net loans	617,495,231	8,730,367	5.66	559,924,663	9,257,578	6.61
Mortgage-backed securities	16,885,040	79,632	1.89	20,217,687	244,822	4.84
Investment securities (2)	60,580,814	376,663	2.49	49,862,326	389,006	3.12
Other interest earning assets	8,350,093	11,106	0.53	80,800,227	51,888	0.26
Total interest earning assets (1)	703,311,178	9,197,768	5.23	710,804,903	9,943,294	5.60
Other noninterest earning assets (3)	50,470,424	-		30,800,962	-
Total assets	$753,781,602	9,197,768		$741,605,865	9,943,294

Interest bearing liabilities:
Savings accounts	$84,010,408	115,195	0.55	$93,745,723	186,129	0.79
NOW accounts	195,119,391	528,091	1.08	178,981,238	864,836	1.93
Money market deposit accounts	18,481,273	24,183	0.52	18,919,788	43,280	0.92
Certificates of deposit	230,290,581	829,253	1.44	258,973,329	1,068,955	1.65
Total interest bearing deposits	527,901,653	1,496,722	1.13	550,620,078	2,163,200	1.57
Borrowings:
Securities sold under agreements to repurchase	26,857,779	54,165	0.81	27,087,057	59,342	0.88
FHLB advances	37,918,424	258,742	2.73	33,500,000	339,391	4.05
Subordinated debt	7,217,000	57,646	3.20	7,217,000	59,719	3.31
Total interest bearing liabilities	599,894,856	1,867,275	1.25	618,424,135	2,621,652	1.70
Noninterest bearing demand deposits	55,518,509	-		41,381,556	-
Other noninterest bearing liabilities	358,056	-		1,996,130	-
Total liabilities	655,771,421	1,867,275		661,801,821	2,621,652
Stockholders’ equity	98,010,181	-		79,804,044	-
Total liabilities and stockholders' equity	$753,781,602	1,867,275		$741,605,865	2,621,652

Net interest income		$7,330,493			$7,321,642

Interest rate spread (4)			3.99%			3.90%
Net interest margin (5)			4.17%			4.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.24%			114.94%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $14.4 million and $16.1 million, respectively, for the three-month period ended December 31, 2012, as compared to $9.2 million and $8.2 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended December 31, 2012			Six-month period ended December 31, 2011
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$444,974,394	$13,018,400	5.85	$405,748,903	$13,815,919	6.81
Other loans (1)	165,270,586	4,565,901	5.53	157,196,670	4,996,783	6.36
Total net loans	610,244,980	17,584,301	5.76	562,945,573	18,812,702	6.68
Mortgage-backed securities	17,663,855	205,395	2.33	21,368,250	521,389	4.88
Investment securities (2)	58,592,975	739,366	2.52	47,060,923	742,183	3.15
Other interest earning assets	10,129,223	30,355	0.60	62,540,464	80,922	0.26
Total interest earning assets (1)	696,631,033	18,559,417	5.33	693,915,209	20,157,196	5.81
Other noninterest earning assets (3)	47,713,907	-		29,328,153	-
Total assets	$744,344,940	18,559,417		$723,243,362	20,157,196	5.57

Interest bearing liabilities:
Savings accounts	$84,665,514	233,912	0.55	$94,599,349	435,682	0.92
NOW accounts	192,381,734	1,110,279	1.15	167,476,967	1,704,693	2.04
Money market deposit accounts	18,449,772	49,792	0.54	17,212,449	89,614	1.04
Certificates of deposit	228,834,209	1,682,441	1.47	262,045,952	2,216,195	1.69
Total interest bearing deposits	524,331,229	3,076,424	1.17	541,334,717	4,446,184	1.64
Borrowings:
Securities sold under agreements to repurchase	25,712,512	102,467	0.80	26,438,344	119,043	0.90
FHLB advances	36,023,669	513,454	2.85	33,500,000	678,782	4.05
Subordinated debt	7,217,000	116,772	3.24	7,217,000	113,767	3.15
Total interest bearing liabilities	593,284,410	3,809,117	1.28	608,490,061	5,357,776	1.76
Noninterest bearing demand deposits	53,816,103	-		39,174,607	-
Other noninterest bearing liabilities	336,284	-		3,205,905	-
Total liabilities	647,436,797	3,809,117		650,870,573	5,357,776
Stockholders’ equity	96,908,143	-		72,372,789	-
Total liabilities and stockholders' equity	$744,344,940	3,809,117		$723,243,362	5,357,776

Net interest income		$14,750,300			$14,799,420

Interest rate spread (4)			4.04%			4.05%
Net interest margin (5)			4.23%			4.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.42%			114.04%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $13.5 million and $16.1 million, respectively, for the six-month period ended December 31, 2012, as compared to $8.7 million and $8.2 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-and six-month periods ended December 31, 2012.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2012
	Compared to three-month period
	ended December 31, 2011, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(1,330)	$951	$(148)	$(527)
Mortgage-backed securities	(149)	(40)	24	(165)
Investment securities (2)	49	56	(117)	(12)
Other interest-earning deposits	55	(47)	(49)	(41)
Total net change in income on
interest-earning assets	(1,375)	920	(290)	(745)

Interest-bearing liabilities:
Deposits	(622)	(63)	18	(667)
Securities sold under
agreements to repurchase	(5)	(1)	1	(5)
Subordinated debt	(2)	-	-	(2)
FHLB advances	(111)	45	(14)	(80)
Total net change in expense on
interest-bearing liabilities	(740)	(19)	5	(754)
Net change in net interest income	$(635)	$939	$(295)	$9

	Six-month period ended December 31, 2012
	Compared to six-month period
	ended December 31, 2011, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(2,590)	$1,580	$(219)	$(1,229)
Mortgage-backed securities	(272)	(90)	47	(315)
Investment securities (2)	99	121	(223)	(3)
Other interest-earning deposits	106	(68)	(89)	(51)
Total net change in income on
interest-earning assets	(2,657)	1,543	(484)	(1,598)

Interest-bearing liabilities:
Deposits	(1,251)	(67)	(52)	(1,370)
Securities sold under
agreements to repurchase	(13)	(3)	-	(16)
Subordinated debt	3	-	-	3
FHLB advances	(201)	51	(16)	(166)
Total net change in expense on
interest-bearing liabilities	(1,462)	(19)	(68)	(1,549)
Net change in net interest income	$(1,195)	$1,562	$(416)	$(49)

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2012 and 2011

General.  Net income for the three- and six-month periods ended December 31, 2012, was $2.5 million and $5.1 million, respectively, decreases of $194,000, or 7.2%, and $454,000, or 8.2%, respectively, as compared to the $2.7 million and $5.5 million, respectively, in net income earned in the same periods of the prior fiscal year.  After preferred dividends of $50,000 and $245,000, respectively, paid in the three- and six-month periods ended December 31, 2012, net income available to common shareholders was $2.4 million and $4.8 million, respectively, decreases of 122,000, or 4.8%, and $347,000, or 6.7%, respectively, as compared to $2.6 million and $5.2 million, respectively, in net income available to common shareholders, after preferred dividends of $122,000 and $258,000, respectively, and a charge for the early redemption of preferred stock of $0 and $94,000, respectively, paid in the same periods of the prior fiscal year.

For the three-month period ended December 31, 2012, basic and fully-diluted net income per share available to common shareholders was $0.75 and $0.72, respectively, decreases of $0.23, or 23.5%, and $0.23, or 24.2%, respectively, as compared to the same period of the prior year.  The decrease is primarily attributable to the additional average common shares outstanding following the November 2011 common stock offering.  Our annualized return on average assets for the three-month period ended December 31, 2012, was 1.32%, as compared to 1.44% for the same period of the prior fiscal year.  For the three-month period ended December 31, 2012, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 1.20%, as compared to 1.10% for the same period of the prior year (see “Non-GAAP Disclosures”).  Our return on average common stockholders’ equity for the three-month period ended  December 31, 2012, was 12.5%, as compared to 17.1% in the same period of the prior fiscal year.  For the three-month period ended December 31, 2012, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 11.3%, as compared to 12.9% in the same period of the prior fiscal year (see “Non-GAAP Disclosures”).

For the six-month period ended December 31, 2012, basic and fully-diluted net income per share available to common shareholders was $1.49 and $1.43, respectively, decreases of $0.72, or 32.6%, and $0.69, or 32.5%, respectively, as compared to the same period of the prior year.  The decrease is primarily attributable to the additional average common shares outstanding following the November 2011 common stock offering.  Our annualized return on average assets for the six-month period ended December 31, 2012, was 1.36%, as compared to 1.53% for the same period of the prior fiscal year.  For the six-month period ended December 31, 2012, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 1.21%, as compared to 1.15% for the same period of the prior year (see “Non-GAAP Disclsoures).  Our return on average common stockholders’ equity for the six-month period ended  December 31, 2012, was 12.6%, as compared to 19.3% in the same period of the prior fiscal year.  For the six-month period ended December 31, 2012, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 11.1%, as compared to 14.2% in the same period of the prior fiscal year (see “Non-GAAP Disclosures).

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2012, was $7.3 million and $14.8 million, respectively.  The three-month period result reflected a $9,000, or 0.1% increase, as compared to the same period of the prior fiscal year, while the six-month period result reflected a $49,000, or 0.3% decrease, as compared to the same period of the prior fiscal year.  Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $366,000 and $895,000, respectively, in the three-and six-month periods ended December 31, 2012, as compared to $1.0 million and $2.2 million, respectively, in the same periods of the prior fiscal year.

Our net interest margin for the three- and six-month periods ended December 31, 2012, determined by dividing annualized net interest income by total average interest-earning assets, was 4.17% and 4.23%, respectively, as compared to 4.12% and 4.27%, respectively, in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.96% and 3.98%, respectively for the three- and six-month periods ended December 31, 2012, as compared to 3.56% and 3.64%, respectively, for the same periods of the prior fiscal year (see “Non-GAAP Disclosures”).

Our average net interest rate spread for the three-month period ended December 31, 2012, was 3.98% as compared to 3.90% for the same period of the prior fiscal year.  The eight basis point increase in the net interest rate spread, compared to the same period a year ago, resulted from a 45 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a 37 basis point decrease in the average yield on interest-earning assets.  The increase in net interest spread was attributable to the shifting of average earning asset balances from cash equivalents into relatively higher yielding asset classes, primarily loans.  This improvement was partially offset by the reduction in net interest income attributable to accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, as noted above.  When comparing the three-month period ended December 31, 2012, to the same period of the prior fiscal year, the Company’s average balance sheet includes a $7.5 million, or 1.1% decrease in the average balance of interest-earning assets, as the reduction in average cash equivalent balances more than offset growth in average loan and securities balances.

Our average net interest rate spread for the six-month period ended December 31, 2012, was 4.05%, equal to the same period of the prior fiscal year.  Compared to the same period of the prior year, our average yield on earning assets declined

48 basis points, equal to the 48 basis point decline in our average cost of interest-bearing liabilities.  These results reflect improvement resulting from a shift of our average earning asset balances from cash equivalents into relatively higher yielding asset classes, primarily loans, partially offset by the reduction in net interest income attributable to accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, as noted above.  When comparing the six-month period ended December 31, 2012, to the same period of the prior fiscal year, the Company’s average balance sheet includes a $2.7 million, or 0.4% increase in the average balance of interest-earning assets, as our growth in average loan and securities balances was mostly offset by a reduction in average cash equivalent balances.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2012, was $9.2 million and $18.6 million, respectively, decreases of $746,000, or 7.5%, and $1.6 million, or 7.9%, respectively, as compared to the amounts earned in the same periods of the prior fiscal year.  The decreases were attributed primarily to declines of 36 and 48 basis points, respectively, in the average yield on interest-earning assets for the three- and six-month periods ended December 31, 2012, as compared to the same periods of the prior fiscal year.  The declines in yield were attributed to the decrease in the accretion of fair value discount on acquired loans, as described above, as well as lower yields available for new investments in the Company’s loan and securities portfolios, as market rates have declined.  These factors have been partially offset by a lower percentage of interest-earning assets held in relatively low-yielding cash equivalents.  The decline in the average yield was compounded by a decrease of $7.5 million, or 1.1%, in the average balance of interest-earning assets for the three-month period ended December 31, 2012, and partially offset by an increase of $2.7 million, or 0.4%, in the average balance of interest-earning assets for six-month period ended December 31, 2012, as compared to the same period of the prior fiscal year.

Interest Expense.  Total interest expense for the three- and six-month periods ended December 31, 2012, was $1.9 million and $3.8 million, respectively, decreases of $754,000, or 28.8%, and $1.5 million, or 28.9%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were due to declines of 45 and 48 basis points, respectively, in the average cost of interest-bearing liabilities, combined with decreases of $18.5 million, or 3.0%, and $15.2 million, or 2.5%, in the average balance of those liabilities for the three- and six-month periods ended December 31, 2012, as compared to the same periods of the prior fiscal year.  Lower interest costs were attributable to generally lower market rates.

Provisions for Loan Losses.  Provisions for loan losses for the three- and six-month periods ended December 31, 2012, were $462,000 and $1.1 million, respectively, as compared to $345,000 and $862,000, respectively, for the same periods of the prior fiscal year.  The increase in provisioning was attributed to strong loan growth and an increase in non-performing loans and net charge offs.  For the first six months of fiscal 2013, provisioning represented an annualized charge of 35 basis points, as a percentage of average loan balances, while net charge offs were 21 basis points, as compared to provisioning of 31 basis points and net charge offs of nine basis points for the same period of the prior fiscal year.  By comparison, for fiscal years 2012 and 2011, provisions totaled 32 and 47 basis points, respectively, as a percentage of average gross loans outstanding, as compared to net charge offs of 13 and nine basis points, respectively, in those fiscal years.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- and six-month periods ended December 31, 2012, was $1.1 million and $2.2 million, respectively, increases of $219,000, or 24.3%, and $162,000, or 8.1%, respectively, as compared to the same periods of the prior fiscal year.  The increase for the three- and six-month periods were attributable primarily to increased deposit account service charges and fees (resulting from transaction account growth and increased NSF activity), increases in the cash value of Bank-owned life insurance (resulting from an additional investment in such policies in March 2012), and higher bank card network interchange revenues (resulting from additional bank card transaction volume).  The three-month period comparison was additionally improved as a result of increased gains on secondary market loan sales, while the six-month period comparison was less favorable as a result of the inclusion in the prior period’s results of the settlement of a legal claim obtained as a result of the Acquisition.

Noninterest Expense.  Noninterest expense for the three- and six-month periods ended December 31, 2012, was $4.4 million and $8.6 million, respectively, increases of $557,000, or 14.3%, and $912,000, or 11.9%, respectively, as compared to the same periods of the prior fiscal year.  The increases were primarily attributable to higher compensation and occupancy expenses, additional expenses related to foreclosed property, and smaller gains on the sale of foreclosed property, partially offset by a decline in the cost of providing internet and mobile banking services.  The increase in compensation expense was attributable to general salary and wage increases, the addition of key personnel, long-term equity awards, and higher costs for health insurance expenses. Occupancy expenses were higher due mainly to data depreciation of new equipment purchases, including ATMs, and higher data processing expenses.  The efficiency ratio for the three- and six-month periods ended December 31, 2012, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 52.6% and 50.7%, respectively, as compared to 47.2% and 45.6%, respectively, for the same periods of the prior fiscal year.  The deterioration for the three- and six-month ratios resulted from increases of 14.3% and 11.9%, respectively, in noninterest expense, partially offset by increases of 2.8% and 0.7%, respectively, in revenues.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three- and six-month periods ended December 31, 2012, were $1.1 million and $2.2 million, respectively, decreases of $252,000, or 19.1%, and $556,000, or 20.1%, as compared to the same periods of the prior fiscal year.  The effective tax rate for the three- and six-month periods ended December 31, 2012, were 30.0% and 30.3%, respectively, as compared to 33.0% and 33.3%, respectively, during the same periods of the prior fiscal year.  The declines were attributed primarily to additional tax-advantaged investments by the Company, as well as the lower levels of pre-tax income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three and six-month periods ended December 31, 2012 and 2011:

	Three months ended
	December 31,
	2012	2011
Balance, beginning of period	$8,080,838	$6,752,061
Loans charged off:
Residential real estate	(189,370)	(14,452)
Construction	-	-
Commercial business	(416,843)	(22,470)
Commercial real estate	-	-
Consumer	(26,223)	(31,161)
Gross charged off loans	(632,436)	(68,083)
Recoveries of loans previously charged off:
Residential real estate	112	1,946
Construction	-	-
Commercial business	3,887	9,024
Commercial real estate	4,414	658
Consumer	1,369	5,551
Gross recoveries of charged off loans	9,782	17,179
Net charge offs	(622,654)	(50,904)
Provision charged to expense	462,017	345,433
Balance, end of period	$7,920,201	$7,046,590

	Six months ended
	December 31,
	2012	2011
Balance, beginning of period	$7,492,054	$6,438,451
Loans charged off:
Residential real estate	(203,242)	(91,369)
Construction	-	-
Commercial business	(417,071)	(33,625)
Commercial real estate	(8,589)	(24,824)
Consumer	(29,466)	(127,767)
Gross charged off loans	(658,368)	(277,585)
Recoveries of loans previously charged off:
Residential real estate	225	6,551
Construction	-	460
Commercial business	4,462	9,024
Commercial real estate	6,698	430
Consumer	2,425	7,143
Gross recoveries of charged off loans	13,810	23,608
Net charge offs	(644,558)	(253,977)
Provision charged to expense	1,072,705	862,116
Balance, end of period	$7,920,201	$7,046,590

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $428,000 to $7.9 million at December 31, 2012, from $7.5 million at June 30, 2012.  The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at December 31, 2012. From September 30, 2012, to December 31, 2012, the Company’s allowance declined despite growth in the loan portfolio, primarily due to a non-performing loan transitioned to foreclosed real estate owned, as a resulting chargeoff of an amount deemed uncollectable was posted.  The Company had allocated a specific allowance to this credit at September 30, 2012.

At December 31, 2012, the Company had $5.0  million, or 0.8% of total  loans, adversely classified ($1.7 million classified “special mention”; $3.3 million classified “substandard”; $0 classified “doubtful”; and $0 classified “loss”), as compared to $16.3 million, or 1.52% of total loans, adversely classified ($16.3 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at June 30, 2012, and $14.5 million, or 1.21% of total loans, adversely classified ($7.9 million classified “special mention”; $6.6 million classified “substandard”; $247 classified “doubtful”; and $0 classified “loss”) at December 31, 2011.  Classified loans were generally comprised of loans secured by residential real estate and commercial real estate.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.2 million at December 31, 2012.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.

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

The following table sets forth the Company’s historical net charge offs as of December 31, 2012, and June 30, 2012:

	December 31, 2012	June 30, 2012
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.09%	0.05%
Construction	0.00%	0.00%
Commercial	0.19%	0.03%
Consumer loans	0.23%	0.59%
Commercial loans	0.38%	0.41%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At June 30 and December 31, 2012, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended December 31, 2012	Qualitative factor applied at fiscal year ended June 30, 2012
Real estate loans:
Residential	0.70%	0.83%
Construction	1.06%	1.10%
Commercial	1.31%	1.32%
Consumer loans	1.70%	1.38%
Commercial loans	1.02%	1.38%

At December 31, 2012, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $5.9 million, as compared to $6.3 million at June 30, 2012.  The reduction in the Company's qualitative factors was attributed primarily to significant reductions in the level of classified loans, to seasoning of the Company's portfolio in relatively new markets, and to improving agricultural lending conditions resulting from strong commodity prices.

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

	December 31, 2012	June 30, 2012	December 31, 2011
Nonaccruing loans:
Residential real estate	$602,735	$395,374	$108,132
Construction	100,351	-	-
Commercial real estate	323,199	976,881	264,072
Consumer	11,183	15,971	22,168
Commercial business	1,153,143	1,010,123	1
Total	$2,190,611	$2,398,349	$394,373

Loans 90 days past due
accruing interest:
Residential real estate	$293	$-	$-
Commercial real estate	-	-	-
Consumer	526	-	12,547
Commercial business	17,012	-	-
Total	$17,831	$-	$12,547

Total nonperforming loans	$2,208,442	$2,398,349	$406,918

Nonperforming investments	$125,000	$125,000	$125,000
Foreclosed assets held for sale:
Real estate owned	3,461,720	1,426,126	1,268,124
Other nonperforming assets	51,937	9,100	42,416
Total nonperforming assets	$5,847,099	$3,958,575	$1,842,458

At December 31, 2012, troubled debt restructurings (TDRs) totaled $4.7 million, of which $1.2 million was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.4 in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at December 31, 2012, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2012, troubled debt restructurings (TDRs) totaled $4.9 million, of which $1.7 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.1 million in TDRs at June 30, 2012, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2012, nonperforming assets totaled $5.8 million, as compared to $4.0 million at June 30, 2012, and $1.8 at December 31, 2011.  The increase in nonperforming assets from fiscal year end was attributed primarily to a single credit relationship which migrated from classified to nonaccrual status at September 30, 2012, and to foreclosed real estate owned at December 31, 2012.  The foreclosed real estate owned resulting from this relationship consisted of commercial real estate and a single family residence.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At December 31, 2012, the Company had outstanding commitments and approvals to fund approximately $96.5 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At December 31, 2012, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $197.6 million, of which $31 million had been advanced (additionally, letters of credit totaling $6.5 million had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of Bank assets, or $257.7 million, subject to available collateral.  Also, at December 31, 2012, the Bank had pledged a total of $91.2 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $61.1 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

As of December 31, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$111,471	18.66%	$47,781	8.00%	n/a	n/a
Southern Bank	88,451	14.99%	47,191	8.00%	58,989	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	103,994	17.41%	23,891	4.00%	n/a	n/a
Southern Bank	81,065	13.74%	23,596	4.00%	35,394	6.00%
Tier I Capital (to Average Assets)
Consolidated	103,994	13.82%	30,101	4.00%	n/a	n/a
Southern Bank	81,065	10.87%	29,825	4.00%	37,281	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$106,796	19.08%	$44,772	8.00%	n/a	n/a
Southern Bank	83,992	15.21%	44,170	8.00%	55,213	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	99,788	17.83%	22,386	4.00%	n/a	n/a
Southern Bank	77,077	13.96%	22,085	4.00%	33,128	6.00%
Tier I Capital (to Average Assets)
Consolidated	99,788	13.47%	29,635	4.00%	n/a	n/a
Southern Bank	77,077	10.52%	29,296	4.00%	36,620	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first six months of fiscal year 2012, fixed rate 1- to 4-family residential loan production totaled $5.6 million, as compared to $8.8 million during the same period of the prior fiscal year.  At December 31, 2012, the fixed rate residential loan portfolio was $95.0 million with a weighted average maturity of 183 months, as compared to $111.5 million at December 31, 2011, with a weighted average maturity of 174 months.  The Company originated $20.1 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2012, as compared to $5.9 million during the same period of the prior fiscal year.  At December 31, 2012, fixed rate loans with remaining maturities in excess of 10 years totaled $61.9 million, or 10% of net loans receivable, as compared to $79.8 million, or 14.7% of net loans receivable at December 31, 2011.  The Company originated $58.6 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2012, as compared to $21.2 million during the same period of the prior fiscal year.  At December 31, 2012, the fixed rate commercial and commercial real estate loan portfolio was $250.7 million with a weighted average maturity of 36 months, compared to $202.1 million at December 31, 2011, with a weighted average maturity of 35 months.  The Company originated $43.6 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2012, as compared to $24.1 million during the same period of the prior fiscal year.  At December 31, 2012, adjustable-rate home equity lines of credit totaled $3.1 million, as compared to $15.7 million at December 31, 2011.  At December 31, 2012, the Company’s investment portfolio had an estimated modified duration of 3.9, compared to 3.0 at December 31, 2011.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31 and June 30, 2012, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2012
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$96,937	$(5,711)	-6%	12.36%	-0.67%
+200	98,694	(3,955)	-4%	12.58%	-0.46%
+100	99,848	(2,750)	-3%	12.72%	-0.31%
NC	102,648	-	-	13.03%	-
-100	105,549	2,900	3%	13.36%	0.32%
-200	109,145	6,496	6%	13.76%	0.73%
-300	112,567	9,918	10%	14.15%	1.12%

June 30, 2012
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$87,871	$(8,909)	-9%	11.60%	-1.02%
+200	91,106	(5,674)	-6%	11.99%	-0.63%
+100	93,831	(2,949)	-3%	12.29%	-0.33%
NC	96,780	-	-	12.62%	-
-100	99,147	2,367	2%	12.88%	0.25%
-200	102,753	5,973	6%	13.28%	0.66%
-300	106,045	9,266	10%	13.65%	1.02%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2012 thru 10/31/2012	-	-	-	-
11/1/2012 thru 11/30/2012	-	-	-	-
12/1/2012 thru 12/31/2012	-	-	-	-
Total	-	-	-	-

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
(c) Registrant’s 1994 Stock Option and Incentive Plan+++++++
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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 14, 2013	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)