Form 10-Q
period 2013-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2013-05-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

                    Class                                                                                                           Outstanding at May 14, 2013
Common Stock, Par Value $.01                                                                                                                           3,257,076 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013, AND JUNE 30, 2012

	March 31, 2013	June 30, 2012
	(unaudited)
Cash and cash equivalents	$40,822,926	$33,421,099
Interest-bearing time deposits	1,475,000	1,273,000
Available for sale securities	80,115,441	75,126,845
Stock in FHLB of Des Moines	2,018,200	2,018,200
Stock in Federal Reserve Bank of St. Louis	1,004,450	1,001,050
Loans receivable, net of allowance for loan losses of $8,108,857 and $7,492,054 at March 31, 2013 and June 30, 2012, respectively	617,206,603	583,464,521
Accrued interest receivable	3,078,144	3,694,344
Premises and equipment, net	16,377,550	11,347,064
Bank owned life insurance – cash surrender value	16,337,816	15,957,500
Intangible assets, net	1,144,709	1,457,557
Prepaid expenses and other assets	13,884,927	10,427,788
Total assets	$793,465,766	$739,188,968

Deposits	$630,896,666	$584,813,624
Securities sold under agreements to repurchase	27,399,609	25,642,407
Advances from FHLB of Des Moines	24,500,000	24,500,000
Accounts payable and other liabilities	2,229,124	1,662,207
Accrued interest payable	555,507	625,659
Subordinated debt	7,217,000	7,217,000
Total liabilities	692,797,906	644,460,897

Commitments and contingencies	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at March 31, 2013, and June 30, 2012	20,000,000	20,000,000
Common stock, $.01 par value; 8,000,000 shares authorized; 3,257,076 and 3,252,706 shares issued at March 31, 2013, and June 30, 2012, respectively	32,571	32,527
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,714,569	22,479,767
Retained earnings	57,060,315	51,365,401
Treasury stock of 0 and 2,230 shares at March 31, 2013, June 30, 2012, respectively, at cost	-	(26,315)
Accumulated other comprehensive income	683,615	699,901
Total stockholders’ equity	100,667,860	94,728,071

Total liabilities and stockholders’ equity	$793,465,766	$739,188,968

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three months		Nine months
	ended		ended
	March 31,		March 31,
	2013	2012	2013	2012
INTEREST INCOME:
Loans	$8,276,133	$9,077,557	$25,860,434	$27,890,260
Investment securities	399,090	379,900	1,138,456	1,122,083
Mortgage-backed securities	64,093	224,338	269,488	745,727
Other interest-earning assets	17,168	73,414	47,523	154,336
Total interest income	8,756,484	9,755,209	27,315,901	29,912,406
INTEREST EXPENSE:
Deposits	1,510,424	2,011,104	4,586,848	6,457,288
Securities sold under agreements to repurchase	57,662	64,958	160,129	184,002
Advances from FHLB of Des Moines	241,262	310,193	754,716	988,975
Subordinated debt	55,096	59,593	171,868	173,360
Total interest expense	1,864,444	2,445,848	5,673,561	7,803,625
NET INTEREST INCOME	6,892,040	7,309,361	21,642,340	22,108,781
PROVISION FOR LOAN LOSSES	228,375	215,338	1,301,081	1,077,454
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,663,665	7,094,023	20,341,259	21,031,327
NONINTEREST INCOME:
Deposit account charges and related fees	485,764	379,825	1,359,871	1,128,017
Bank credit transaction fees	288,643	278,595	876,952	805,977
Loan late charges	64,169	53,560	168,430	169,993
Other loan fees	77,853	22,593	223,432	121,901
Net realized gains on sale of loans	61,790	89,834	204,646	232,866
Earnings on bank owned life insurance	125,778	71,179	380,316	214,130
Other income	39,815	58,933	108,046	297,211
Total noninterest income	1,143,812	954,519	3,321,693	2,970,095
NONINTEREST EXPENSE:
Compensation and benefits	2,591,590	2,418,341	7,576,164	6,944,735
Occupancy and equipment, net (inc data)	698,218	679,075	2,071,452	1,880,776
Deposit insurance premiums	93,774	94,126	280,441	277,261
Legal and professional fees	130,466	145,362	345,718	338,436
Advertising	82,899	89,403	226,250	256,621
Postage and office supplies	119,945	115,941	346,495	348,819
Intangible amortization	104,283	104,283	312,849	312,849
Bank card network fees	135,987	136,041	422,750	398,859
Other operating expense	483,356	1,083,821	1,436,928	1,774,771
Total noninterest expense	4,440,518	4,866,393	13,019,047	12,533,127
INCOME BEFORE INCOME TAXES	3,366,959	3,182,149	10,643,905	11,468,295
INCOME TAXES	900,849	1,006,107	3,106,621	3,767,421
NET INCOME	$2,466,110	$2,176,042	$7,537,284	$7,700,874
Less: charge for early redemption of preferred stock issued at discount	-	-	-	94,365
Less: effective dividend on preferred shares	50,000	50,000	295,115	307,746
Net income available to common shareholders	$2,416,110	$2,126,042	$7,242,169	$7,298,763

Basic earnings per common share	$0.74	$0.65	$2.23	$2.76
Diluted earnings per common share	$0.71	$0.64	$2.14	$2.67
Dividends per common share	$0.15	$0.12	$0.45	$0.36

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$2,466,110	$2,176,042	$7,537,284	$7,700,874
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(398,614)	(334,212)	(41,094)	135,040
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	15,160	(33)	15,244	(72,876)
Tax benefit (expense)	141,878	123,671	9,565	(23,001)
Total other comprehensive income (loss)	(241,576)	(210,574)	(16,285)	39,163
Comprehensive income	$2,224,534	$1,965,468	$7,520,999	$7,740,037

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Nine months ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$7,537,284	$7,700,874
Items not requiring (providing) cash:
Depreciation	826,834	682,285
Loss on disposal of fixed assets	20,875	-
MRP and SOP expense	160,643	17,687
Gain on sale of foreclosed assets	(17,654)	(124,089)
Amortization of intangible assets	312,849	312,849
Increase in cash surrender value of bank owned life insurance	(380,316)	(214,130)
Provision for loan losses	1,301,081	1,077,454
Net amortization of premiums and discounts on securities	439,342	243,518
Deferred income taxes	297,875	(1,259,816)
Originations of loans held for sale	(4,956,029)	-
Proceeds from sales of loans held for sale	5,116,239	-
Changes in:
Accrued interest receivable	616,200	858,017
Prepaid expenses and other assets	(2,231,143)	565,825
Accounts payable and other liabilities	1,148,957	(3,985,529)
Accrued interest payable	(70,152)	(132,248)
Net cash provided by operating activities	10,122,885	5,742,697

Cash flows from investing activities:
Net (increase) decrease in loans	(38,850,550)	9,149,712
Net change in interest-bearing deposits	(202,000)	(580,000)
Proceeds from maturities of available for sale securities	27,954,781	29,425,788
Net redemptions of Federal Home Loan Bank stock	-	317,000
Net purchases of Federal Reserve Bank of Saint Louis stock	(3,400)	(282,300)
Purchases of available-for-sale securities	(33,408,568)	(39,872,944)
Purchases of premises and equipment	(5,904,695)	(3,947,550)
Investments in state & federal tax credits	-	(686,109)
Proceeds from sale of fixed assets	26,500	-
Purchases of bank owned life insurance	-	(7,500,000)
Proceeds from sale of foreclosed assets	1,568,483	687,024
Net cash used in investing activities	(48,819,449)	(13,289,379)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	19,422,508	58,584,161
Net increase (decrease) in certificates of deposits	26,660,534	(19,436,357)
Net increase in securities sold under agreements to repurchase	1,757,202	1,286,660
Repayments of Federal Home Loan Bank advances	-	(9,000,000)
Redemption of preferred stock	-	(9,550,000)
Proceeds from issuance of preferred stock	-	19,973,208
Proceeds from issuance of common stock	66,555	19,914,349
Dividends paid on preferred stock	(361,553)	(318,760)
Dividends paid on common stock	(1,480,818)	(893,871)
Exercise of stock options	33,963	15,230
Net cash provided by financing activities	46,098,391	60,574,620

Increase in cash and cash equivalents	7,401,827	53,027,938
Cash and cash equivalents at beginning of period	33,421,099	33,895,706

Cash and cash equivalents at end of period	$40,822,926	$86,923,644

Supplemental disclosures of
Cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$3,463,950	$549,502
Conversion of foreclosed real estate to loans	68,400	565,550
Conversion of loans to repossessed assets	251,627	138,476
Cash paid during the period for:
Interest (net of interest credited)	$2,000,909	$2,367,008
Income taxes	1,541,084	5,601,570

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and nine-month periods ended March 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2012, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $37,745,000 and $31,048,000 at March 31, 2013, and June 30, 2012, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve, and the Federal Home Loan Bank of Des Moines.

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

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2012, the Financial Accounting Standards board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  An entity would not be required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is more likely than not the indefinite-lived intangible asset is impaired.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15 2012.  The Company adopted the ASU on July 1, 2012, and adoption did not have a significant impact on the Company’s financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Comprehensive Income.  The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU is effective for public entities for reporting periods beginning after December 15, 2012.  The Company adopted the ASU on January 1, 2013, and adoption did not have a significant impact on the Company’s financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$22,490,364	$38,573	$(27,447)	$22,501,490
State and political subdivisions	37,089,743	1,864,141	(109,722)	38,844,162
Other securities	2,639,959	79,038	(1,129,936)	1,589,061
Mortgage-backed: GSE residential	14,297,172	443,575	(98,698)	14,642,049
Mortgage-backed: other U.S. government agencies	2,541,421	-	(2,742)	2,538,679
Total investments and mortgage-backed securities	$79,058,659	$2,425,327	$(1,368,545)	$80,115,441

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$18,046,654	$53,348	$(384)	$18,099,618
State and political subdivisions	34,656,284	1,823,625	(98,656)	36,381,253
Other securities	2,646,719	14,310	(1,267,772)	1,393,257
Mortgage-backed: GSE residential	15,657,921	565,989	(7,861)	16,216,049
Mortgage-backed: other U.S. government agencies	3,036,637	31	-	3,036,668
Total investments and mortgage-backed securities	$74,044,215	$2,457,303	$(1,374,673)	$75,126,845

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2013
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$306,770	$306,838
After one year but less than five years	12,849,501	12,994,116
After five years but less than ten years	24,354,887	24,775,618
After ten years	24,708,908	24,858,141
Total investment securities	62,220,066	62,934,713
Mortgage-backed securities	16,838,593	17,180,728
Total investments and mortgage-backed securities	$79,058,659	$80,115,441

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013, and June 30, 2012:

	March 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$9,474,106	$27,447	$-	$-	$9,474,106	$27,447
State and political subdivision	2,694,955	65,329	2,027,765	44,393	4,722,720	109,722
Other securities	-	-	429,040	1,129,936	429,040	1,129,936
Mortgage-backed: GSE residential	4,725,904	98,698	-	-	4,725,904	98,698
Mortgage-backed: other U.S. government agencies	2,538,679	2,742	-	-	2,538,679	2,742
Total investments and mortgage-backed securities	$19,433,644	$194,216	$2,456,805	$1,174,329	$21,890,449	$1,368,545

	June 30, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$999,616	$384	$-	$-	$999,616	$384
State and political subdivisions	5,525,825	98,656	-	-	5,525,825	98,656
Other securities	-	-	282,639	1,267,772	282,639	1,267,772
Mortgage-backed: GSE residential	1,943,968	7,861	-	-	1,943,968	7,861
Total investments and mortgage-backed securities	$8,469,409	$106,901	$282,639	$1,267,772	$8,752,048	$1,374,673

Other securities.  At March 31, 2013, there were four pooled trust preferred securities with an estimated fair value of $429,000 and unrealized losses of $1.1 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The March 31, 2013, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default and recovery rates, amounts of prepayments, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by banks of $15 billion or more in assets of all fixed rate securities during 2013; adjustable rate securities are expected to prepay based on spreads.  For banks of less than $15 billion in assets, the only material prepayments are assumed to be those by issuers with strong capital positions and with relatively high fixed rates.  No recoveries are assumed for issuers currently in default; recoveries of 29% to 36% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of three to five years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009. At March 31, 2013, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based on similar inputs and factors as those described above. Assumptions for this security included prepayments by banks of $15 billion or more in assets of all fixed rate securities during 2013; adjustable rate securities are expected to prepay based on spreads.  For banks of less than $15 billion in assets, the only material prepayments are assumed to be those with relatively high fixed rates.  No recoveries are assumed for issuers currently in default; recoveries of 55% on currently deferred issuers within the next two years; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter. This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of two years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at March 31, 2013.

The Company does not believe any other individual unrealized loss as of March 31, 2013, represents OTTI. However, given the recent disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2013 and 2012.

	Accumulated Credit Losses,
	Nine-Month Period
	Ended March 31,
	2013	2012
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	March 31,	June 30,
	2013	2012
Real Estate Loans:
Residential	$229,773,348	$201,012,698
Construction	28,149,575	40,181,979
Commercial	236,790,038	200,957,429
Consumer loans	27,737,657	28,985,905
Commercial loans	113,748,365	137,004,222
	636,198,983	608,142,233
Loans in process	(11,039,558)	(17,370,404)
Deferred loan fees, net	156,035	184,746
Allowance for loan losses	(8,108,857)	(7,492,054)
Total loans	$617,206,603	$583,464,521

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately 14 months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At March 31, 2013, construction loans outstanding included 21 loans, totaling $2.3 million, for which a modification had been agreed to.  At June 30, 2012, construction loans outstanding included 18 loans, totaling $11.0 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2013, and June 30, 2012, and activity in the allowance for loan losses for the three- and nine-month periods ended March 31, 2013 and 2012:

	At period end for the nine months ended
	March 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$-	$7,492,054
Provision charged to expense	351,869	(47,926)	959,838	63,069	(25,769)	-	1,301,081
Losses charged off	(239,270)	-	(417,071)	(21,005)	(29,466)	-	(706,812)
Recoveries	337	-	4,918	8,782	8,497	-	22,534
Balance, end of period	$1,748,282	$195,243	$3,533,523	$534,443	$2,097,366	$-	$8,108,857
Ending Balance: individually evaluated for impairment	$-	$-	$100,000	$-	$-	$-	$100,000
Ending Balance: collectively evaluated for impairment	$1,748,282	$195,243	$3,433,523	$534,443	$1,539,877	$-	$7,451,368
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$-	$557,489

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$161,878	$-	$-	$-	$161,878
Ending Balance: collectively evaluated for impairment	$228,094,698	$17,110,017	$234,985,032	$27,737,657	$112,483,065	$-	$620,410,469
Ending Balance: loans acquired with deteriorated credit quality	$1,678,650	$-	$1,643,128	$-	$1,265,300	$-	$4,587,078

	For the three months ended
	March 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,722,583	$152,256	$3,388,656	$526,386	$2,130,320	$-	$7,920,201
Provision charged to expense	61,615	42,987	144,410	18,389	(39,025)	-	228,375
Losses charged off	(36,028)	-	-	(12,416)	-	-	(48,444)
Recoveries	112	-	457	2,084	6,071	-	8,724
Balance, end of period	$1,748,282	$195,243	$3,533,523	$534,443	$2,097,366	$-	$8,108,857

	For the nine months ended
	March 31, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$-	$6,438,451
Provision charged to expense	139,665	(12,868)	144,844	213,176	592,636	-	1,077,454
Losses charged off	(91,369)	-	(24,824)	(137,002)	(33,625)	-	(286,820)
Recoveries	6,614	801	430	10,814	10,968	-	29,627
Balance, end of period	$1,673,195	$180,685	$2,791,932	$528,195	$2,084,704	$-	$7,258,712
Ending Balance: individually evaluated for impairment	$-	$-	$316,591	$-	$482,145	$-	$798,736
Ending Balance: collectively evaluated for impairment	$1,673,195	$180,685	$2,333,611	$528,195	$1,589,697	$-	$6,305,384
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$141,730	$-	$12,862	$-	$154,592

	For three months ended
	March 31, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$1,838,114	$183,020	$2,650,831	$534,780	$1,839,846	$-	$7,046,590
Provision charged to expense	(164,982)	(2,676)	141,102	(1,020)	242,914	-	215,338
Losses charged off	-	-	-	(9,235)	-	-	(9,235)
Recoveries	63	341	-	3,671	1,944	-	6,019
Balance, end of period	$1,673,195	$180,685	$2,791,932	$528,195	$2,084,704	$-	$7,258,712

	June 30, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Balance, end of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$-	$7,492,054
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,635,346	$243,169	$2,632,679	$483,597	$1,767,967	$-	$6,762,758
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$5,344	$-	$376,137	$-	$381,481

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$976,881	$-	$-	$-	$976,881
Ending Balance: collectively evaluated for impairment	$199,514,689	$22,811,575	$198,296,430	$28,985,905	$135,649,513	$-	$585,258,112
Ending Balance: loans acquired with deteriorated credit quality	$1,498,009	$-	$1,684,118	$-	$1,354,709	$-	$4,536,836

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2013, and June 30, 2012.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	March 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$228,981,019	$17,009,666	$232,705,600	$27,590,637	$112,050,013
Watch	1,888,213	-	1,550,715	43,632	57,742
Special Mention	-	-	-	-	-
Substandard	792,329	100,351	4,084,438	147,020	1,698,352
Doubtful	-	-	-	-	-
Total	$229,773,348	$17,110,017	$236,790,038	$27,737,657	$113,748,365

	June 30, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,847,363	$22,811,575	$194,280,920	$28,967,594	$129,572,873
Watch	1,561,263	-	149,940	-	5,398,255
Special Mention	-	-	-	-	-
Substandard	604,072	-	6,526,569	18,311	2,033,094
Doubtful	-	-	-	-	-
Total	$201,012,698	$22,811,575	$200,957,429	$28,985,905	$137,004,222

The above amounts include purchased credit impaired loans.  At March 31, 2013, these loans comprised $37,000 of credits rated “Pass”; $1.6 million of credits rated “Watch”; no credits rated “Special Mention”; $2.9 million of credits rated “Substandard”; and no credits rated “Doubtful”.  At June 30, 2012, these loans comprised $1.5 million of credits rated “Pass”; no credits rated “Watch”; no credits rated “Special Mention”; $3.0 million of credits rated “Substandard”; and no credits rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2013, and June 30, 2012.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2013
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$2,430,534	$256,314	$111,120	$2,797,968	$226,975,380	$229,773,348	$-
Construction	475,215	-	100,351	575,566	16,534,451	17,110,017	-
Commercial	414,069	-	158,055	572,124	236,217,914	236,790,038	16,239
Consumer loans	111,537	4,384	45,028	160,949	27,576,708	27,737,657	-
Commercial loans	457,666	-	200,422	658,088	113,090,277	113,748,365	-
Total loans	$3,889,021	$260,698	$614,976	$4,764,695	$620,394,730	$625,159,425	$16,239

	June 30, 2012
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$310,046	$66,586	$59,142	$435,774	$200,576,924	$201,012,698	$-
Construction	-	-	-	-	22,811,575	22,811,575	-
Commercial	176,642	41,187	796,794	1,014,623	199,942,806	200,957,429	-
Consumer loans	78,762	-	-	78,762	28,907,143	28,985,905	-
Commercial loans	694,044	-	80,000	774,044	136,230,178	137,004,222	-
Total loans	$1,259,494	$107,773	$935,936	$2,303,203	$588,468,626	$590,771,829	$-

The above amounts include purchased credit impaired loans.  At March 31, 2013, these loans comprised $1.6 million credits 30-59 Days Past Due; no credits 60-89 Days Past Due; no credits Greater Than 90 Days Past Due; $1.6 million of Total Past Due credits; $3.0 million of credits Current; and $0 Loans > 90 Days & Accruing.  At June 30, 2012, there were no purchased credit impaired loans that were past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2013, and June 30, 2012.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,678,650	$2,100,858	$-
Construction real estate	100,351	100,351	-
Commercial real estate	3,276,036	3,625,708	-
Consumer loans	-	-	-
Commercial loans	588,462	593,468	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	161,878	161,878	100,000
Consumer loans	-	-	-
Commercial loans	874,661	1,444,538	557,489
Total:
Residential real estate	$1,678,650	$2,100,858	$-
Construction real estate	$100,351	$100,351	$-
Commercial real estate	$3,437,914	$3,787,586	$100,000
Consumer loans	$-	$-	$-
Commercial loans	$1,463,123	$2,038,006	$557,489

	June 30, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,531,881	$2,160,350	$-
Construction real estate	-	-	-
Commercial real estate	2,563,744	2,935,620	-
Consumer loans	-	-	-
Commercial loans	845,692	868,844	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	982,884	1,014,082	353,159
Consumer loans	-	-	-
Commercial loans	930,123	1,500,000	376,137
Total:
Residential real estate	$1,531,881	$2,160,350	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,546,628	$3,949,702	$353,159
Consumer loans	$-	$-	$-
Commercial loans	$1,775,815	$2,368,844	$376,137

The above amounts include purchased credit impaired loans.  At March 31, 2013, these loans comprised $3.7 million of impaired loans without a specific valuation allowance; $875,000 of loans with a specific valuation allowance; and $4.6 million of total impaired loans.  At June 30, 2012, these loans comprised $3.6 million of impaired loans without a specific valuation allowance; $935,000 of loans with a specific valuation allowance; and $4.5 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2013
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,680	$43
Construction Real Estate	-	-
Commercial Real Estate	1,809	51
Consumer Loans	-	-
Commercial Loans	1,283	22
Total Loans	$4,933	$116

	For the three-month period ended
	March 31, 2012
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,864	$75
Construction Real Estate	-	-
Commercial Real Estate	2,735	135
Consumer Loans	-	-
Commercial Loans	1,906	552
Total Loans	$6,505	$762

	For the nine-month period ended
	March 31, 2013
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,611	$312
Construction Real Estate	-	-
Commercial Real Estate	2,233	149
Consumer Loans	-	-
Commercial Loans	1,308	71
Total Loans	$5,152	$532

	For the nine-month period ended
	March 31, 2012
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,761	$233
Construction Real Estate	-	-
Commercial Real Estate	2,679	430
Consumer Loans	-	-
Commercial Loans	1,923	1,002
Total Loans	$6,363	$1,665

Interest income on impaired loans recognized on a cash basis in the three- and nine-month periods ended March 31, 2013 and 2012, was immaterial.

For the three- and nine-month periods ended March 31, 2013, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $33,000 and $278,000, respectively, as compared to $642,000 and $1.3 million, respectively, for the three- and nine-month periods ended March 31, 2012.

The following table presents the Company’s nonaccrual loans at March 31, 2013, and June 30, 2012.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	March 31, 2013	June 30, 2012
Residential real estate	$212,719	$395,374
Construction real estate	100,351	-
Commercial real estate	319,932	976,881
Consumer loans	55,521	15,971
Commercial loans	1,131,416	1,010,123
Total loans	$1,819,939	$2,398,349

The above amounts include purchased credit impaired loans.  At March 31, 2013, and June 30, 2012, these loans comprised $875,000 and $930,000 of nonaccrual loans, respectively.

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

During the three- and nine-month periods ended March 31, 2013 and 2012, certain loans were classified as TDRs.  They are shown, segregated by class, in the table below:

	For the three-month period ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$6,208
Construction real estate	-	-	-	-
Commercial real estate	-	-	2	668,724
Consumer loans	-	-	-	-
Commercial loans	-	-	-	-
Total	-	$-	3	$674,932

	For the nine-month period ended
	March 31, 2013		March 31, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$6,208
Construction real estate	1	100,351	-	-
Commercial real estate	3	1,132,145	10	2,916,247
Consumer loans	-	-	-	-
Commercial loans	2	165,918	5	395,463
Total	6	$1,398,414	16	$3,317,918

At March 31, 2013, and June 30, 2012, the Company had $30,000 and $6,000, respectively, of residential real estate loans, $100,351 and $0, respectively, of construction loans, $3.0 million  and $3.1 million, respectively, of commercial real estate loans, $0 and $0, respectively, of consumer loans, and $1.4 and $1.7 million, respectively, of commercial loans that were modified in TDRs and considered impaired.  All loans classified as TDRs at March 31, 2013, and June 30, 2012, were so classified due to interest rate concessions.

Performing loans classified as troubled debt restructurings and outstanding at March 31, 2013, and June 30, 2012, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2013		June 30, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	2	$30,477	2	$39,835
Construction real estate	-	-	-	-
Commercial real estate	12	3,018,435	10	2,290,986
Consumer loans	-	-	-	-
Commercial loans	4	400,873	6	807,386
Total	18	$3,449,785	18	$3,138,207

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2013, and June 30, 2012.  The amounts of these loans at March 31, 2013, and June 30, 2012, are as follows:

	March 31,	June 30,
	2013	2012
Real Estate Loans:
Residential	$2,100,858	2,126,478
Construction	-	-
Commercial	1,992,800	2,087,192
Consumer loans	-	-
Commercial loans	1,840,183	1,947,738
Outstanding balance	$5,933,841	$6,161,408
Carrying amount, net of fair value adjustment of $1,346,763 and $1,624,572 at March 31, 2013 and June 30, 2012, respectively	$4,587,078	$4,536,836

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ended	Three-month period ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$913,266	$804,544
Additions	-	-
Accretion	(62,735)	(688,485)
Reclassification from nonaccretable difference	7,353	462,828
Disposals	-	-
Balance at end of period	$857,884	$578,887

	Nine-month period ended	Nine-month period ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$489,356	$792,942
Additions	-	-
Accretion	(368,361)	(1,392,723)
Reclassification from nonaccretable difference	736,889	1,178,668
Disposals	-	-
Balance at end of period	$857,884	$578,887

During the nine-month periods ended March 31, 2013 and 2012, the Company increased the allowance for loan losses by a charge to the income statement of $181,000 and $120,000 respectively, related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $5,000 and $0, respectively, was reversed.

Note 6:  Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2013	2012

Non-interest bearing accounts	$53,823,540	$54,812,645
NOW accounts	209,662,194	193,870,344
Money market deposit accounts	25,142,422	18,099,265
Savings accounts	84,293,821	86,717,214
Certificates	257,974,689	231,314,155
Total Deposit Accounts	$630,896,666	$584,813,623

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2013	2012

Net income	$2,466,110	$2,176,042

Dividend payable on preferred stock	50,000	50,000
Net income available to common shareholders	$2,416,110	$2,126,042

Average Common shares – outstanding basic	3,254,040	3,246,778
Stock options under treasury stock method	135,101	94,532
Average Common shares – outstanding diluted	3,389,141	3,341,310

Basic earnings per common share	$0.74	$0.65
Diluted earnings per common share	$0.71	$0.64

	Nine months ended
	March 31,
	2013	2012

Net income	$7,537,284	$7,700,874
Charge for early redemption of preferred stock issued at discount	-	94,365
Dividend payable on preferred stock	295,115	307,746
Net income available to common shareholders	$7,242,169	$7,298,763

Average Common shares – outstanding basic	3,250,573	2,645,925
Stock options under treasury stock method	132,065	89,258
Average Common shares – outstanding diluted	3,382,638	2,735,183

Basic earnings per common share	$2.23	$2.76
Diluted earnings per common share	$2.14	$2.67

At March 31, 2013 and 2012, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2009.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the nine-month period ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Income taxes
Current	$339,136	$1,767,778	$2,808,745	$5,027,237
Deferred	561,713	(761,671)	297,876	(1,259,816)
Total income tax provision	$900,849	$1,006,107	$3,106,621	$3,767,421

The components of net deferred tax assets are summarized as follows:

	March 31, 2013	June 30, 2012
Deferred tax assets:
Provision for losses on loans	$3,457,708	$3,247,995
Accrued compensation and benefits	189,481	171,113
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	152,606	159,613
Unrealized loss on other real estate	18,700	47,600
Total deferred tax assets	4,079,900	3,887,726

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,247,249	893,549
Depreciation	475,509	552,633
Prepaid expenses	202,612	123,704
Unrealized gain on available for sale securities	382,880	400,554
Other	203,648	69,083
Total deferred tax liabilities	2,700,511	2,228,135

Net deferred tax (liability) asset	$1,379,389	$1,659,591

As of March 31, 2013, and June 30, 2012, the Company had approximately $447,000 and $467,000, respectively, in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended		For the nine-month period ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Tax at statutory rate	$1,144,766	$1,081,931	$3,618,928	$3,899,220
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(127,011)	(126,381)	(379,671)	(344,055)
State tax, net of Federal benefit	80,520	75,240	257,400	294,327
Cash surrender value of Bank-owned life insurance	(42,765)	(24,201)	(129,307)	(72,804)
Tax credit benefits	(114,222)	(29,976)	(227,533)	(89,926)
Other, net	(40,439)	29,495	(33,195)	80,659
Actual provision	$900,849	$1,006,107	$3,106,621	$3,767,421

Tax credit benefits in the amount of $114,000 and $228,000, respectively, were recognized in the three- and nine-month periods ended March 31, 2013, as compared to $30,000 and $90,000, respectively, recognized in the three- and nine-month periods ended March 31, 2012, under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Company established a tax-qualified ESOP in April 1994. During fiscal 2011, the plan was merged with the Company’s 401(k) Retirement Plan (the Plan).  The Plan covers substantially all employees who are at least 21 years of age and who have completed one year of service.  In fiscal 2012, the Company converted the Plan to provide a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2012; for fiscal 2013, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions.  During the three- and nine-month periods ended March 31, 2013, retirement plan expenses recognized were approximately $113,000 and $339,000, respectively, as compared to $100,000 and $305,000, respectively, for the three- and nine-month periods ended March 31, 2012.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend payable for the quarter ended March 31, 2013, was based on a rate of 1%, calculated based on qualifying small business lending totals reported as of September 30, 2012, at $225.3 million, as compared to an adjusted baseline total of $188.6 million.  At March 31, 2013, qualifying small business lending totals were reported at $210.6 million.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013, and June 30, 2012:

	Fair Value Measurements at March 31, 2013, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$22,501,490	$-	$22,501,490	$-
State and political subdivisions	38,844,162	-	38,844,162	-
Other securities	1,589,061	-	1,509,061	80,000
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	17,180,728	-	17,180,728	-

	Fair Value Measurements at June 30, 2012, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$18,099,618	$-	$18,099,618	$-
State and political subdivisions	36,381,253	-	36,381,253	-
Other securities	1,393,257	-	1,360,657	32,600
FHLMC preferred stock	-	-	-	-
Mortgage-backed GSE residential	19,252,717	-	19,252,717	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarch.  There have been no significant changes in the valuation techniques during the period ended March 31, 2013.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the nine-month periods ended March 31, 2013 and 2012:

	Three months ended
	March 31, 2013	March 31, 2012
Available-for-sale securities, beginning of year	$58,000	$29,000
Total unrealized gain (loss) included in comprehensive income	22,000	15,800
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$80,000	$44,800

	Nine-months ended
	March 31, 2013	March 31, 2012
Available-for-sale securities, beginning of year	$32,600	$71,004
Total unrealized gain (loss) included in comprehensive income	47,400	(26,204)
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$80,000	$44,800

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2013, and June 30, 2012:

	Fair Value Measurements at March 31, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$379,000	$-	$-	$379,000
Foreclosed and repossessed assets held for sale	3,532,000	-	-	3,532,000

	Fair Value Measurements at June 30, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,214,000	$-	$-	$1,214,000
Foreclosed and repossessed assets held for sale	1,435,000	-	-	1,435,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2013 and 2012:

	For the nine months ended
	March 31, 2013	March 31, 2012

Impaired loans (collateral dependent)	$(181,000)	$(354,000)
Foreclosed and repossessed assets held for sale	(593,000)	(121,000)
Total gains (losses) on assets measured on a non-recurring basis	$(774,000)	$(475,000)

The following is a description of valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarch.  For assets classified within Level 3 of fair value hierarchy, the process used to develop the reported fair value process is described below.

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $4.7 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at March 31, 2013, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $1.6 million.  Older real estate appraisals were available for impaired loans with a carrying value of approximately $2.3 million.  The remaining $896,000 was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at March 31, 2013	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied

Available-for-sale securities (pooled trust preferred security)	$80,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	7.2% 1% annually (1) 39.3% 4.6%

Impaired loans (collateral dependent)	379,000	Internal or third-party appraisal	Discount to reflect realizable value	1.6% - 36.2%	7.2%

Foreclosed and repossessed assets	3,532,000	Third party appraisal	Marketability discount	0.0% - 35.8%	13.5%

(1) The Level 3 fair value measurement also assumes that issuers of asset size $15 billion and above will generally prepay during 2013, unless issued at a variable rate with a spread of less than 150 bps over LIBOR; other issuers are expected to prepay at a rate of 1% annually, unless issued at a fixed rate of 8% or more by a bank reasonably expected to be able to prepay.

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2013, and June 30, 2012.

	March 31, 2013
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$40,823	$40,823	$-	$-
Interest-bearing time deposits	1,475	-	1,475	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	617,207	-	-	619,063
Accrued interest receivable	3,078	-	3,078	-
Financial liabilities
Deposits	630,897	372,795	-	258,807
Securities sold under agreements to repurchase	27,400	-	27,400	-
Advances from FHLB	24,500	-	27,701	-
Accrued interest payable	556	-	556	-
Subordinated debt	7,217	-	-	5,812
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$33,421	$33,421	$-	$-
Interest-bearing time deposits	1,273	-	1,273	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	583,465	-	-	587,955
Accrued interest receivable	3,694	-	3,694	-
Financial liabilities
Deposits	584,814	353,212		232,583
Securities sold under agreements to repurchase	25,642	-	25,642	-
Advances from FHLB	24,500	-	27,923	-
Accrued interest payable	626	-	626	-
Subordinated debt	7,217	-	-	5,103
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of March 31, 2013, the Bank conducts its business through its home office located in Poplar Bluff, and 17 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro, Brookland, Leachville, Batesville, and Searcy, Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2013, and results of operations for the three- and nine-month periods ended March 31, 2013 and 2012.

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

The following table presents reconciliation to GAAP of net income available to common shareholders excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax:

	For the three months ended		For the nine months ended
(dollars in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net income available to common stockholders	$2,416	$2,126	$7,242	$7,299
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	138	762	698	2,126
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	$2,278	$1,364	$6,544	$5,173

The following table presents reconciliation to GAAP of return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax:

	For the three months ended		For the nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Return on average assets	1.26%	1.13%	1.33%	1.39%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.07%	0.39%	0.12%	0.38%
Return on average assets - excluding excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	1.19%	0.74%	1.21%	1.01%

The following table presents reconciliation to GAAP of return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition, net of tax:

	For the three months ended		For the nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Return on average common equity	12.11%	11.83%	12.40%	16.28%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.69%	4.25%	1.19%	4.74%
Return on average common equity - excluding excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	11.42%	7.58%	11.21%	11.54%

The following table presents reconciliation to GAAP of net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net interest margin	3.77%	3.97%	4.08%	4.16%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.12%	0.66%	0.21%	0.64%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.65%	3.31%	3.87%	3.52%

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

During the first nine months of fiscal 2013, we grew our balance sheet by $54.3 million. Asset growth reflected a $33.7 million increase in net loans receivable, a $7.6 million increase in cash equivalents and time deposits, a $5.0 million increase in available-for-sale investments, and a $5.0 million increase in premises and equipment.  Deposits increased $46.1 million, and securities sold under agreements to repurchase increased $1.8 million.  Advances from the Federal Home Loan Bank (FHLB) were unchanged.  The increase in loan balances was primarily the result of growth in residential (primarily multifamily) and commercial real estate loans, partially offset by a decline in commercial loans (equipment and operating lines for agricultural and other commercial borrowers) and construction loan balances. The increase in deposits was primarily the result of higher balances in certificates of deposit, interest-bearing transaction accounts, and money market deposit accounts, partially offset by decreases in savings and noninterest-bearing transaction accounts.

Net income for the first nine months of fiscal 2013 decreased 2.1%, to $7.5 million, as compared to $7.7 million earned during the same period of the prior year.  After accounting for dividends on preferred stock of $295,000, net earnings available to common shareholders were $7.2 million in the nine-month period ended March 31, 2013, a decrease of 0.8% as compared to the same period of the prior fiscal year.  The decrease in net income compared to the year-ago period was attributable to an increase in noninterest expense, a decrease in net interest income, and an increase in provision for loan losses, partially offset by higher noninterest income and a decline in provision for income taxes.  Diluted net income available to common shareholders was $2.14 per share for the first nine months of fiscal 2013, as compared to $2.67 per share for the same period of the prior year.  The decrease was primarily due to the additional average shares outstanding as a result of the common offering completed in November 2011, as well as the lower net income available to common shareholders.  For the first nine months of fiscal 2013, noninterest expense increased $486,000, or 3.9%; provision for loan losses increased $224,000, or 20.8%; net interest income decreased $466,000, or 2.1%; noninterest income increased $352,000, or 11.8%; and provision for income taxes decreased $661,000, or 17.5%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2013 remained near historical lows.  The yield curve steepened slightly from June 30, 2012, to March 31, 2013.  Early in the fiscal year, medium- to longer-term rates moved lower, then increased through early March, and then moved back decidedly lower in the second half of March.  Our net interest margin contracted for the three- and nine-month periods ended March 31, 2013, as compared to the same periods of the prior year, as declining loan and investment yields were partially offset by shifting of earning asset balances from relatively lower-yielding cash equivalents into higher-yielding assets, primarily loans, and by a somewhat reduced cost of funds.  Relative to recent historical norms, the curve remained relatively steep, and a steep curve is generally beneficial to the Company, however, extraordinarily low short-term rates are negatively impacting the Company’s margin.  In December 2008, the Federal Reserve’s Open Market Committee (FOMC) cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  A second securities purchase program focused on US Treasuries. A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio.  And most recently, the FOMC has shared its plan to purchase approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities.  It has also indicated that it anticipates continuing its extraordinarily low short-term rate policy until the unemployment rate would decline to 6.5% or less, or inflation expectations would exceed 2.5%.  In this rate environment, our net interest margin declined when comparing the first nine months of fiscal 2013 to the same period of the prior year; however, the decline was attributable to fair value accounting for the Acquisition, whereby the Company acquired loans at a discount.  Net interest income resulting from the accretion of that discount (and a smaller premium on acquired time deposits) declined in the first nine months of fiscal 2013 to $1.1 million, as compared to $3.4 million in the first nine months of fiscal 2012.  The decrease of $2.3 million equates to 43 basis points impact on the net interest margin.  Our core net interest margin, excluding this income, improved to 3.87% in the current fiscal year-to-date, as compared to 3.52% in the prior fiscal year to date, primarily as a result of a decline in lower-yielding cash and cash equivalent balances, along with an increase in relatively higher-yielding loan balances (see “Non-GAAP Disclosures”).  Of note, however, on a sequentially-linked quarter comparison, this core net interest margin has contracted as our yield on loans and securities, excluding accretion of the fair value discount on loans resulting from the Acquisition, has declined more rapidly than our cost of funds, excluding the amortization of fair value premium on time deposits resulting from the Acquisition.  The Company expects that as the acquired loan portfolio continues to pay down, and the acquired time deposit portfolio matures, the positive impact on net interest income from this fair value accretion will continue to be reduced.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the nine-month period ended March 31, 2013, noninterest income increased $352,000, or 11.8%, as compared to the same period of the prior fiscal year, attributable primarily to increased deposit account charges and fees, increases in the cash value of bank-owned life insurance, and higher bank card interchange revenues, partially offset by the inclusion in the prior fiscal year’s results of a benefit recognized on settlement of a legal claim obtained in the Acquisition.  Noninterest expense increased $486,000, or 3.9%, during the first nine months of fiscal 2013, compared to the same period of the prior fiscal year, due primarily to compensation, occupancy, and other expenses (including costs related to foreclosed real estate), partially offset by the inclusion in the prior fiscal year’s results of FHLB prepayment penalties.

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

Comparison of Financial Condition at March 31, 2013, and June 30, 2012

The Company’s total assets increased by $54.3 million, or 7.3%, to $793.5 million at March 31, 2013, as compared to $739.2 million at June 30, 2012.  Balance sheet growth consisted of increased loan, cash equivalent, fixed asset, investment securities, other assets (including investment in a limited partnership to generate tax credits), and foreclosed real estate balances.  Balance sheet growth was funded by increases in deposits, securities sold under agreements to repurchase, and retained earnings.

Available-for-sale investments increased $5.0 million, or 6.6%, to $80.1 million at March 31, 2013, as compared to $75.1 million at June 30, 2012.  Increases in US government agency and municipal obligations were partially offset by decreases in mortgage-backed securities.  Cash equivalents and time deposits were up $7.6 million, or 21.9%, as compared to June 30, 2012, mostly attributable to seasonal loan paydowns.

Loans, net of the allowance for loan losses, increased $33.7 million, or 5.8%, to $617.2 million at March 31, 2013, as compared to $583.5 million at June 30, 2012.  Increases in residential real estate and commercial real estate were partially offset by decreases in commercial operating and equipment loans, and construction loan balances.  Approximately two-thirds of the increase in residential lending was comprised of multifamily loans, while approximately three-quarters of the decrease in commercial operating and equipment loans was attributable to paydowns of agricultural operating lines, most of which is due to seasonal factors which should be expected to begin to reverse during the June 30 quarter.

Prepaid expenses and other assets increased $3.5 million, or 33.2%, to $13.9 million at March 31, 2013, as compared to $10.4 million at June 30, 2012, as a result of an increase in foreclosed real estate balances and investments in limited partnerships to generate tax credits.  Fixed asset balances were up $5.0 million, or 44.3%, to $16.4 million at March 31, 2013, as compared to $11.3 million at June 30, 2012, as the Company made additional investments in facilities, primarily to replace leased office space.

Deposits increased $46.1 million, or 7.9%, to $630.9 million at March 31, 2013, as compared to $584.8 million at June 30, 2012.  Increased balances were noted in certificates of deposit, interest-bearing checking, and money market deposit accounts, and were partially offset by decreases in savings and noninterest-bearing checking accounts.

Securities sold under agreements to repurchase totaled $27.4 million at March 31, 2013, as compared to $25.6 million at June 30, 2012, an increase of 6.9%.  At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

FHLB advances were $24.5 million at March 31, 2013, unchanged in comparison to June 30, 2012; however, overnight FHLB advances were utilized during the first nine months of fiscal 2013 (the average amount of overnight borrowings was $7.7 million).

The Company’s stockholders’ equity increased $5.9 million, or 6.3%, to $100.7 million at March 31, 2013, from $94.7 million at June 30, 2012.  The increase was due primarily to retention of net income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2013 and 2012

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2013 and 2012.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended March 31, 2013			Three-month period ended March 31, 2012
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$478,762,516	$6,380,894	5.33	$401,378,588	$6,455,203	6.43
Other loans (1)	140,988,812	1,895,239	5.38	144,129,798	2,622,354	7.28
Total net loans	619,751,328	8,276,133	5.34	545,508,386	9,077,557	6.66
Mortgage-backed securities	17,016,148	64,093	1.51	19,792,811	224,338	4.53
Investment securities (2)	66,434,793	399,090	2.40	57,224,643	379,900	2.66
Other interest earning assets	27,178,638	17,168	0.25	113,479,186	73,414	0.26
Total interest earning assets (1)	730,380,907	8,756,484	4.80	736,005,026	9,755,209	5.30
Other noninterest earning assets (3)	50,033,134	-		31,009,164	-
Total assets	$780,414,041	8,756,484		$767,014,190	9,755,209

Interest bearing liabilities:
Savings accounts	$83,713,884	101,427	0.48	91,971,336	171,648	0.75
NOW accounts	207,537,222	532,501	1.03	195,842,321	804,353	1.64
Money market deposit accounts	24,545,987	31,507	0.51	18,782,935	40,163	0.86
Certificates of deposit	248,987,259	844,989	1.36	256,541,314	994,940	1.55
Total interest bearing deposits	564,784,352	1,510,424	1.07	563,137,906	2,011,104	1.43
Borrowings:
Securities sold under agreements to repurchase	30,471,285	57,662	0.76	29,177,647	64,958	0.89
FHLB advances	24,500,000	241,262	3.94	30,994,505	310,193	4.00
Subordinated debt	7,217,000	55,096	3.05	7,217,000	59,593	3.30
Total interest bearing liabilities	626,972,637	1,864,444	1.19	630,527,058	2,445,848	1.55
Noninterest bearing demand deposits	52,734,379	-		43,416,860	-
Other noninterest bearing liabilities	935,148	-		1,138,129	-
Total liabilities	680,642,164	1,864,444		675,082,047	2,445,848
Stockholders’ equity	99,771,877	-		91,932,143	-
Total liabilities and stockholders' equity	$780,414,041	1,864,444		$767,014,190	2,445,848

Net interest income		$6,892,040			$7,309,361

Interest rate spread (4)			3.61%			3.75%
Net interest margin (5)			3.77%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.49%			116.73%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $15.9 million and $16.3 million, respectively, for the three-month period ended March 31, 2013, as compared to $10.7 million and $8.4 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended March 31, 2013			Nine-month period ended March 31, 2012
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$456,237,101	$19,399,294	5.67	$404,292,131	$20,271,123	6.69
Other loans (1)	157,176,661	6,461,140	5.48	152,841,046	7,619,137	6.65
Total net loans	613,413,762	25,860,434	5.62	557,133,177	27,890,260	6.67
Mortgage-backed securities	17,447,953	269,488	2.06	20,843,103	745,727	4.77
Investment securities (2)	61,206,914	1,138,456	2.48	50,448,829	1,122,083	2.97
Other interest earning assets	15,812,361	47,523	0.40	79,520,038	154,336	0.26
Total interest earning assets (1)	707,880,990	27,315,901	5.15	707,945,147	29,912,406	5.63
Other noninterest earning assets (3)	48,504,514	-		29,888,490	-
Total assets	$756,385,504	27,315,901		$737,833,637	29,912,406

Interest bearing liabilities:
Savings accounts	$84,348,304	335,339	0.53	$93,723,346	$607,330	0.86
NOW accounts	197,433,563	1,642,780	1.11	176,932,085	2,509,046	1.89
Money market deposit accounts	20,481,844	81,299	0.53	17,735,944	129,777	0.98
Certificates of deposit	235,551,892	2,527,430	1.43	260,211,218	3,211,135	1.65
Total interest bearing deposits	537,815,603	4,586,848	1.14	548,602,593	6,457,288	1.57
Borrowings:
Securities sold under agreements to repurchase	27,298,769	160,129	0.78	27,351,445	184,002	0.90
FHLB advances	32,182,446	754,716	3.13	32,664,835	988,975	4.04
Subordinated debt	7,217,000	171,868	3.18	7,217,000	173,360	3.20
Total interest bearing liabilities	604,513,818	5,673,561	1.25	615,835,873	7,803,625	1.69
Noninterest bearing demand deposits	53,455,528	-		40,588,691	-
Other noninterest bearing liabilities	552,104	-		2,516,500	-
Total liabilities	658,521,450	5,673,561		658,941,064	7,803,625
Stockholders’ equity	97,864,054	-		78,892,573	-
Total liabilities and stockholders' equity	$756,385,504	5,673,561		$737,833,637	7,803,625

Net interest income		$21,642,340			$22,108,781

Interest rate spread (4)			3.90%			3.94%
Net interest margin (5)			4.08%			4.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.10%			114.96%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $14.3 million and $16.1 million, respectively, for the nine-month period ended March 31, 2013, as compared to $9.4 million and $8.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-and nine-month periods ended March 31, 2013.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2013
	Compared to three-month period
	ended March 31, 2012, Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(1,800)	$1,236	$(238)	$(802)
Mortgage-backed securities	(149)	(31)	20	(160)
Investment securities (2)	(37)	61	(5)	19
Other interest-earning deposits	(3)	(56)	3	(56)
Total net change in income on
interest-earning assets	(1,989)	1,210	(220)	(999)

Interest-bearing liabilities:
Deposits	(499)	16	(18)	(501)
Securities sold under
agreements to repurchase	(9)	3	(1)	(7)
Subordinated debt	(5)	-	-	(5)
FHLB advances	(5)	(65)	1	(69)
Total net change in expense on
interest-bearing liabilities	(518)	(46)	(18)	(582)
Net change in net interest income	$(1,471)	$1,256	$(202)	$(417)

	Nine-month period ended March 31, 2013
	Compared to nine-month period
	ended March 31, 2012, Increase (Decrease) Due to
(dollars in thousands)
			Rate/
Interest-earnings assets:	Rate	Volume	Volume	Net
Loans receivable (1)	$(4,387)	$2,815	$(458)	$(2,030)
Mortgage-backed securities	(424)	(121)	68	(477)
Investment securities (2)	(185)	240	(39)	16
Other interest-earning deposits	83	(124)	(65)	(106)
Total net change in income on
interest-earning assets	(4,913)	2,810	(494)	(2,597)

Interest-bearing liabilities:
Deposits	(1,756)	(54)	(60)	(1,870)
Securities sold under
agreements to repurchase	(25)	-	1	(24)
Subordinated debt	(1)	-	-	(1)
FHLB advances	(223)	(15)	4	(234)
Total net change in expense on
interest-bearing liabilities	(2,005)	(69)	(55)	(2,129)
Net change in net interest income	$(2,908)	$2,879	$(439)	$(468)

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2013 and 2012

General.  Net income for the three-month period ended March 31, 2013, was $2.5 million, an increase of $290,000, or 13.3%, as compared to the $2.2 million earned in the same period of the prior fiscal year.  After preferred dividends of $50,000, net income available to common shareholders was $2.4 million, an increase of $290,000, or 13.6%, as compared to the same period of the prior fiscal year.

For the nine-month period ended March 31, 2013, net income of $7.5 million represented a decrease of $164,000, or 2.1%, as compared to the $7.7 million earned in the same period of the prior fiscal year.  After preferred dividends of $295,000, net income available to common shareholders was $7.2 million, a decrease of $57,000, or 0.8%, as compared to the same period of the prior fiscal year.

For the three-month period ended March 31, 2013, basic and fully-diluted net income per share available to common shareholders was $0.74 and $0.71, respectively, increases of $0.09, or 13.8%, and $0.07, or 10.9%, respectively, as compared to the same period of the prior year.  The increase was attributable to the improved net income available to common shareholders.  Our annualized return on average assets for the three-month period ended March 31, 2013, was 1.26%, as compared to 1.13% for the same period of the prior fiscal year.  For the three-month period ended March 31, 2013, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 1.19%, as compared to 0.74% for the same period of the prior year (see “Non-GAAP Disclosures”).  Our return on average common stockholders’ equity for the three-month period ended March 31, 2013, was 12.1%, as compared to 11.8% in the same period of the prior fiscal year.  For the three-month period ended March 31, 2013, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 11.4%, as compared to 7.6% in the same period of the prior fiscal year (see “Non-GAAP Disclosures”).

For the nine-month period ended March 31, 2013, basic and fully-diluted net income per share available to common shareholders was $2.23 and $2.14, respectively, decreases of $0.53, or 19.2%, and $0.53, or 19.9%, respectively, as compared to the same period of the prior year.  The decrease is primarily attributable to the additional average common shares outstanding following the November 2011 common stock offering.  Our annualized return on average assets for the nine-month period ended March 31, 2013, was 1.33%, as compared to 1.39% for the same period of the prior fiscal year.  For the nine-month period ended March 31, 2013, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 1.21%, as compared to 1.01% for the same period of the prior fiscal year (see “Non-GAAP Disclsoures).  Our return on average common stockholders’ equity for the nine-month period ended  March 31, 2013, was 12.4%, as compared to 16.3% in the same period of the prior fiscal year.  For the nine-month period ended March 31, 2013, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, net of tax, was 11.2%, as compared to 11.5% in the same period of the prior fiscal year (see “Non-GAAP Disclosures).

Net Interest Income.  Net interest income for the three- and nine-month periods ended March 31, 2013, was $6.9 million and $21.6 million, respectively.  The three-month period result reflected a decrease of $417,000, or 5.7%, as compared to the same period of the prior fiscal year, while the nine-month period result reflected a decrease of $466,000, or 2.1%, as compared to the same period of the prior fiscal year.  Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $221,000 and $1.1 million, respectively, in the three-and nine-month periods ended March 31, 2013, as compared to $1.2 million and $3.4 million, respectively, in the same periods of the prior fiscal year.

Our net interest margin for the three- and nine-month periods ended March 31, 2013, determined by dividing annualized net interest income by total average interest-earning assets, was 3.77% and 4.08%, respectively, as compared to 3.97% and 4.16%, respectively, in the same periods of the prior fiscal year.  Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.65% and 3.87%, respectively for the three- and nine-month periods ended March 31, 2013, as compared to 3.31% and 3.52%, respectively, for the same periods of the prior fiscal year (see “Non-GAAP Disclosures”).

Our average net interest rate spread for the three-month period ended March 31, 2013, was 3.61%, as compared to 3.75% for the same period of the prior fiscal year.  The 14 basis point decrease in the net interest rate spread, compared to the same period a year ago, resulted from a 50 basis point decline in the average yield on interest-earning assets, partially offset by a 36 basis point decline in the average cost of interest-bearing liabilities.  The decrease in net interest spread was attributable to the reduction in net interest income attributable to accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, as noted above, combined with continued repricing of earning assets at lower market yields, partially offset by the shifting of average earning asset balances from cash equivalents into relatively higher yielding asset classes, primarily loans, and a decrease in average funding costs.  When comparing the three-month period ended March 31, 2013, to the same period of the prior fiscal year, the Company’s average balance sheet includes a $5.6 million, or 0.8%, decrease in the average balance of interest-earning assets, as the reduction in average cash equivalent and time deposit balances more than offset growth in average loan and securities balances.

Our average net interest rate spread for the nine-month period ended March 31, 2013, was 3.90%, as compared to 3.94% for the same period of the prior fiscal year.  The four basis point decrease in the net interest rate spread, compared to the same period a year ago, resulted from a 48 basis point decline in the average yield on interest-earning assets, partially offset by a 44 basis point decline in the average cost of interest-bearing liabilities.  The decrease in net interest spread was attributable to the reduction in net interest income attributable to accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, as noted above, combined with continued repricing of earning assets at lower market yields, partially offset by the shifting of average earning asset balances from cash equivalents into relatively higher yielding asset classes, primarily loans, and a decrease in average funding costs.  When comparing the nine-month period ended March 31, 2013, to the same period of the prior fiscal year, the Company’s average balance sheet reflects a roughly unchanged balance of interest-earning assets, as a $63.7 million reduction in average cash equivalent and time deposit balances was roughly offset by growth in average loan and securities balances.

Interest Income.  Total interest income for the three- and nine-month periods ended March 31, 2013, was $8.8 million and $27.3 million, respectively, decreases of $1.0 million, or 10.2%, and $2.6 million, or 8.7%, respectively, as compared to the amounts earned in the same periods of the prior fiscal year.  The decreases were attributed primarily to declines of 50 and 48 basis points, respectively, in the average yield on interest-earning assets for the three- and nine-month periods ended March 31, 2013, as compared to the same periods of the prior fiscal year.  The declines in yield were attributed to the decrease in the accretion of fair value discount on acquired loans, as described above, as well as lower yields available for new investments in the Company’s loan and securities portfolios, as market rates have declined.  These factors have been partially offset by a lower percentage of interest-earning assets held in relatively low-yielding cash equivalents.  The decline in the average yield was compounded by a decrease of $5.6 million, or 0.8%, in the average balance of interest-earning assets for the three-month period ended March 31, 2013, as compared to the same period of the prior fiscal year.  For the nine-month period ended March 31, 2013, the average balance of interest-earning assets was roughly unchanged.

Interest Expense.  Total interest expense for the three- and nine-month periods ended March 31, 2013, was $1.9 million and $5.7 million, respectively, decreases of $581,000, or 23.8%, and $2.1 million, or 27.3%, respectively, as compared to the same periods of the prior fiscal year.  The decreases were due to declines of 36 and 44 basis points, respectively, in the average cost of interest-bearing liabilities, combined with decreases of $3.6 million, or 0.6%, and $11.3 million, or 1.8%, respectively, in the average balance of those liabilities for the three- and nine-month periods ended March 31, 2013, as compared to the same periods of the prior fiscal year.  The decline in the average cost of interest-bearing liabilities was attributed to generally lower market rates for deposits and other funding sources.

Provisions for Loan Losses.  The provision for loan losses for the three- and nine-month periods ended March 31, 2013, was $228,000 and $1.3 million, respectively, as compared to $215,000 and $1.1 million, respectively, in the same periods of the prior fiscal year.  As a percentage of average loans outstanding, provision for loan losses in the current three- and nine-month periods represented annualized charges of 0.15% and 0.28%, respectively, as compared to 0.16% and 0.26%, respectively, for the same periods of the prior fiscal year.  Relatively stable provisioning for the three- and nine-month periods ended March 31, 2013, as compared to the same periods of the prior fiscal year, was attributed primarily to a relatively stable and low level of net charge offs and nonperforming and classified credits, partially offset by an increase in loan balances.  Net charge offs for the nine-month period ended March 31, 2013, were 0.15% of average loans, as compared to 0.06% for the same period of the prior fiscal year. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- and nine-month periods ended March 31, 2013, was $1.1 million and $3.3 million, respectively, increases of $189,000, or 19.8%, and $352,000, or 11.8%, respectively, as compared to the same periods of the prior fiscal year.  The increase was attributed primarily to increased deposit account charges and fees (resulting from transaction account growth and increased NSF activity), increases in the cash value of bank-owned life insurance (resulting from an additional investment in such policies in March 2012), higher bank card network interchange revenues (resulting from additional bank card transaction volume), and increased loan origination and other fees.  The nine-month period comparison was less favorable as a result of inclusion in the prior period’s result of the benefit recognized on settlement of a legal claim obtained in the Acquisition.

Noninterest Expense.  Noninterest expense for the three-month period ended March 31, 2013, was $4.4 million, a decrease of $426,000, or 8.8%, as compared to the same period of the prior fiscal year.  For the nine-month period ended March 31, 2013, noninterest expense was $13.0 million, an increase of $486,000, or 3.9%, as compared to the same period of the prior fiscal year.  For the three-month period, the decrease was primarily attributable to the inclusion in the prior period’s results of $476,000 in FHLB prepayment penalties, lower costs to provide electronic banking services, and lower consulting expenses, partially offset by higher compensation and occupancy expenses, and larger losses on sales of foreclosed property.  For the nine-month period, the increase was the result of higher compensation and occupancy expenses, expenses related to foreclosed property, and losses on sales of foreclosed property, partially offset by the inclusion in the prior period’s results of the $476,000 in FHLB prepayment penalties, and lower current period expenses for electronic banking services, consulting services, and advertising.  Increases in compensation expense were attributable to general salary and wage increases, the addition of key personnel, long-term equity awards, and higher costs for health insurance expenses. Occupancy expenses were higher due mainly to depreciation of new equipment purchases, including ATMs, and higher data processing expenses.  The efficiency ratio for the three- and nine-month periods ended March 31, 2013, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 55.3% and 52.2%, respectively, as compared to 58.9% and 50.0%, respectively, for the same periods of the prior fiscal year.  The improvement for the three-month period is due primarily to inclusion in the prior period’s results of the FHLB prepayment penalty.  For the nine-month period, the deterioration resulted from an increase of 3.9% in expenses, combined with a 0.5% decrease in revenues.  The decline in revenues was primarily attributable to the reduction in the accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Acquisition, discussed above.

Income Taxes.  The income tax provision for the three- and nine-month periods ended March 31, 2013, was $901,000 and $3.1 million, respectively, decreases of $105,000, or 10.5%, and $661,000, or 17.5%, respectively, as compared to the same periods of the prior fiscal year.  The decline for the three-month period was attributed to a decline in the effective tax rate, to 26.8% in the current three-month period, as compared to 31.6% in the prior three-month period, partially offset by an increase in pre-tax income.  The decline for the nine-month period was attributed to a decline in the effective tax rate, to 29.2% in the current nine-month period, as compared to 32.8% in the prior nine-month period, combined with a decrease in pre-tax income.  The decreases in the effective tax rates were attributed to continued additional investments in tax-advantaged assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three and nine-month periods ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Balance, beginning of period	$7,920,201	$7,046,590
Loans charged off:
Residential real estate	(36,028)	-
Construction	-	-
Commercial business	-	-
Commercial real estate	(12,416)	-
Consumer	-	(9,235)
Gross charged off loans	(48,444)	(9,235)
Recoveries of loans previously charged off:
Residential real estate	112	63
Construction	-	341
Commercial business	457	1,944
Commercial real estate	2,084	-
Consumer	6,071	3,671
Gross recoveries of charged off loans	8,724	6,019
Net charge offs	(39,720)	(3,216)
Provision charged to expense	228,375	215,338
Balance, end of period	$8,108,857	$7,258,712

	Nine months ended
	March 31,
	2013	2012
Balance, beginning of period	$7,492,054	$6,438,451
Loans charged off:
Residential real estate	(239,270)	(91,369)
Construction	-	-
Commercial business	(417,071)	(33,625)
Commercial real estate	(21,005)	(24,824)
Consumer	(29,466)	(137,002)
Gross charged off loans	(706,812)	(286,820)
Recoveries of loans previously charged off:
Residential real estate	337	6,614
Construction	-	801
Commercial business	4,918	10,968
Commercial real estate	8,782	430
Consumer	8,497	10,814
Gross recoveries of charged off loans	22,534	29,627
Net charge offs	(684,278)	(257,193)
Provision charged to expense	1,301,081	1,077,454
Balance, end of period	$8,108,857	$7,258,712

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $600,000 to $8.1 million at March 31, 2013, from $7.5 million at June 30, 2012.  The increase was necessary in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at March 31, 2013.

At March 31, 2013, the Company had $6.8 million, or 1.09% of total  loans, adversely classified (none classified “special mention”; $6.8 million classified “substandard”; none classified “doubtful”; and none classified “loss”), as compared to $16.3 million, or 1.52% of total loans, adversely classified ($16.3 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at June 30, 2012, and $9.1 million, or 1.6% of total loans, adversely classified (none classified “special mention”; $9.1 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at March 31, 2012.  Classified loans were generally comprised of loans secured by commercial real estate loans, commercial loans, and residential real estate loans.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $381,000 at March 31, 2013.  The Company’s investment in the Trapeza 4 CDO (see “Executive Summary” and “Nonperforming Assets”) was also treated as a non-accrual asset.

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

The following table sets forth the Company’s historical net charge offs as of March 31, 2013, and June 30, 2012:

	March 31, 2013	June 30, 2012
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.11%	0.05%
Construction	0.00%	0.00%
Commercial	0.19%	0.03%
Consumer loans	0.22%	0.59%
Commercial loans	0.39%	0.41%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the

Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At March 31, 2013, and June 30, 2012, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2013	Qualitative factor applied at fiscal year ended June 30, 2012
Real estate loans:
Residential	0.68%	0.83%
Construction	1.06%	1.10%
Commercial	1.31%	1.32%
Consumer loans	1.55%	1.38%
Commercial loans	1.02%	1.38%

At March 31, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.2 million, as compared to $6.3 million at June 30, 2012.  The reduction in the Company’s qualitative factors were attributed primarily to significant reduction in the level of classified loans, to seasoning of the Company’s portfolio in relatively new markets, and to improving agricultural lending conditions resulting from strong commodity prices.

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

Nonperforming Assets

The ratio of nonperforming assets to total assets and nonperforming loans to net loans receivable is another measure of asset quality.  Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.  The table below summarizes changes in the Company’s level of nonperforming assets at selected dates:

	March 31, 2013	June 30, 2012	March 31, 2012
Nonaccruing loans:
Residential real estate	$212,719	$395,374	$382,168
Construction	100,351	-	-
Commercial real estate	319,932	976,881	1,060,012
Consumer	55,521	15,971	30,779
Commercial business	1,131,416	1,010,123	482,146
Total	1,819,939	2,398,349	1,955,105

Loans 90 days past due
accruing interest:
Residential real estate	-	-	31,788
Commercial real estate	16,239	-	616,064
Consumer	-	-	-
Commercial business	-	-	-
Total	16,239	-	647,852

Total nonperforming loans	1,836,178	2,398,349	2,602,957

Nonperforming investments	125,000	125,000	125,000
Foreclosed assets held for sale:
Real estate owned	3,454,030	1,426,126	1,081,626
Other nonperforming assets	77,545	9,100	27,221
Total nonperforming assets	$5,492,753	$3,958,575	$3,836,804

At March 31, 2013, troubled debt restructurings (TDRs) totaled $4.6 million, of which $1.1 million was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.5 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at March 31, 2013, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2012, troubled debt restructurings (TDRs) totaled $4.9 million, of which $1.7 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $3.1 million in TDRs at June 30, 2012, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2013, nonperforming assets totaled $5.5 million, as compared to $4.0 million at June 30, 2012, and $3.8 million at March 31, 2012.  The increase in nonperforming assets from fiscal year end was attributed primarily to a single credit relationship which migrated from classified to nonaccrual status during the quarter ended September 30, 2012, and to foreclosed real estate owned during the quarter ended December 31, 2012.  The foreclosed real estate owned resulting from this relationship consisted of commercial real estate and a single family residence.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2 (see Executive Summary).

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

At March 31, 2013, the Company had outstanding commitments and approvals to fund approximately $24.4 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At March 31, 2013, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $208.5 million, of which $24.5 million had been advanced (at March 31, 2013, no letters of credit had been issued on the Bank’s behalf in order to secure public unit funding). The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of Bank assets, or $274.6 million , subject to available collateral.  Also, at March 31, 2013, the Bank had pledged a total of $83.8 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $56.1 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Furthermore, the Company’s and Bank’s regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of March 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2013, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$113,463	18.66%	$47,781	8.00%	n/a	n/a
Southern Bank	90,927	14.99%	47,191	8.00%	58,989	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	106,074	17.76%	23,891	4.00%	n/a	n/a
Southern Bank	82,994	14.07%	23,596	4.00%	35,394	6.00%
Tier I Capital (to Average Assets)
Consolidated	106,074	14.10%	30,101	4.00%	n/a	n/a
Southern Bank	82,994	11.13%	29,825	4.00%	37,281	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$106,796	19.08%	$44,772	8.00%	n/a	n/a
Southern Bank	83,992	15.21%	44,170	8.00%	55,213	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	99,788	17.83%	22,386	4.00%	n/a	n/a
Southern Bank	77,077	13.96%	22,085	4.00%	33,128	6.00%
Tier I Capital (to Average Assets)
Consolidated	99,788	13.47%	29,635	4.00%	n/a	n/a
Southern Bank	77,077	10.52%	29,296	4.00%	36,620	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first nine months of fiscal year 2013, fixed rate 1- to 4-family residential loan production totaled $7.7 million, as compared to $13.5 million during the same period of the prior fiscal year.  At March 31, 2013, the fixed rate residential loan portfolio was $93.2 million with a weighted average maturity of 181 months, as compared to $105.7 million at March 31, 2012, with a weighted average maturity of 175 months.  The Company originated $30.8 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2013, as compared to $13.6 million during the same period of the prior fiscal year.  At March 31, 2013, fixed rate loans with remaining maturities in excess of 10 years totaled $58.5 million, or 9.5% of net loans receivable, as compared to $75.4 million, or 13.9% of net loans receivable at March 31, 2012.  The Company originated $58.2 million of fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2013, as compared to $54.7 million during the same period of the prior fiscal year.  At March 31, 2013, the fixed rate commercial and commercial real estate loan portfolio was $251.3 million with a weighted average maturity of 38 months, compared to $206.3 million at March 31, 2012, with a weighted average maturity of 36 months.  The Company originated $45.8 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2013, as compared to $29.9 million during the same period of the prior fiscal year.  At March 31, 2013, adjustable-rate home equity lines of credit totaled $15.4 million, as compared to $15.7 million at March 31, 2012.  At March 31, 2013, the Company’s investment portfolio had an estimated modified duration of 3.11, compared to 3.07 at March 31, 2012.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2013, and June 30, 2012, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2013
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,943	$(8,260)	-8%	11.76%	-0.86%
+200	96,818	(5,385)	-5%	12.06%	-0.55%
+100	98,805	(3,399)	-3%	12.25%	-0.36%
NC	102,203	-	-	12.61%	-
-100	105,551	3,348	3%	12.98%	0.36%
-200	109,203	7,000	7%	13.38%	0.77%
-300	112,727	10,524	10%	13.76%	1.15%

June 30, 2012
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$87,871	$(8,909)	-9%	11.60%	-1.02%
+200	91,106	(5,674)	-6%	11.99%	-0.63%
+100	93,831	(2,949)	-3%	12.29%	-0.33%
NC	96,780	-	-	12.62%	-
-100	99,147	2,367	2%	12.88%	0.25%
-200	102,753	5,973	6%	13.28%	0.66%
-300	106,045	9,266	10%	13.65%	1.02%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2013 thru 1/31/2013	-	-	-	-
2/1/2013 thru 2/28/2013	-	-	-	-
3/1/2013 thru 3/31/2013	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

     Not applicable

Item 4:  Mine Safety Disclosures

     Not applicable

Item 5:  Other Information

     None

Item 6:  Exhibits

(a)	Exhibits
	3 (a)	Articles of Incorporation of the Registrant+
	3(a)(i)	Amendment to Articles of Incorporation of the registrant++++++++
	3 (b)	Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A++
	3 (c)	Bylaws of the Registrant+++
	4	Form of Stock Certificate of Southern Missouri Bancorp++++
	10	Material Contracts
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

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant’s definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant’s definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
++++++++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 2, 2012.
*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995.
***	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
*****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
******	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 14, 2013	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)