Form 10-K
period 2013-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2013-09-24
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013 OR

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

As of September 17, 2013, there were issued and outstanding 3,295,740 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

At June 30, 2013, the Company had total assets of $796.4 million, total deposits of $632.4 million and stockholders' equity of $101.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

Acquisitions

On June 21, 2013, the Company entered into a definitive agreement under which it will acquire Ozarks Legacy Community Financial, Inc., and its subsidiary, Bank of Thayer, headquartered in Thayer, Missouri. Bank of Thayer has branches in West Plains and Alton, Missouri (and does business as Howell County Bank in West Plains). As of June 30, 2013, along with a minority interest to be acquired, Ozarks Legacy Community Financial had assets of $83.6 million, net loans of $38.2 million, deposits of $69.7 million, and total equity of $5.2 million. The transaction is expected to close in the fourth calendar quarter of 2013.

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

Capital Raising Transactions

On November 22, 2011, the Company completed an underwritten public offering of 1,150,000 shares of common stock at a price to the public of $19.00 per share, for aggregate gross proceeds of $21.9 million. The proceeds from the offering have been used for general corporate purposes, including the funding of loan growth and the purchase of securities.

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate has ranged from 1.0% to 3.9% during the first through the ninth calendar quarters since the SBLF issuance, adjusted to reflect the amount of change in the Bank’s level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as of September 30, 2013, as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

On December 5, 2008, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program (“CPP”), the Company issued a warrant (the "Warrant") to purchase 114,326 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), for a per share price of $12.53 per share. The Warrant has a 10-year term and was immediately exercisable upon its issuance. In July 2011, the CPP Series A Preferred Stock was redeemed by the Company simultaneously with its issuance to the Treasury of preferred stock under the terms of the SBLF. The Warrant remains outstanding.

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, 17 additional full service offices located in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews, and Springfield, Missouri, and Jonesboro (2), Paragould, Brookland, Batesville, and Searcy, Arkansas. At June 30, 2013, the Bank considered its  primary market area to be as follows: the Bank operates ten branches in six southeast Missouri counties, with one branch in a municipality that straddles a county line and is mostly situated in a seventh county. Those seven counties (Butler, Carter, Dunklin, New Madrid, Ripley, Scott, and Stoddard) have a population of roughly 183,000 persons. In northeast and north central Arkansas, the Bank’s six full-service branches are located in four counties (Craighead, Greene, Independence, and White) with a population of roughly 258,000 persons. The Bank also serves a few communities just outside these county borders, but without a notable impact on the demographics of the market area. Springfield, Missouri, is situated in Greene

County, Missouri, with a population of 281,000, and anchors the surrounding Metropolitan Statistical Area (MSA), which boasted a population of nearly 445,000. The Bank’s southeast Missouri and northeast and north central Arkansas markets are primarily rural in nature with economies supported by manufacturing activity, agriculture (livestock, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the Springfield market, major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, and transportation and distribution firms. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be counties where the Bank has a branch facility, and any contiguous county.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2013, the Bank was one of 47 bank or saving association groups located in its southeast Missouri and northeast Arkansas market area, and one of 28 bank or saving association groups located in Springfield, Missouri (seven of these overlap with the Bank’s southeast Missouri and northeast and north central Arkansas markets).

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

Lending Activities

General. The Bank's lending activities consist of origination of loans secured by mortgages on one- to four-family and multifamily residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the States of Missouri or Arkansas.

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include the Commercial Loan Committee or the Agricultural Loan Committee. The Commercial Loan Committee consists of several senior lending officers of the Bank and is responsible for approving commercial lending relationships up to $1,000,000. The Agricultural Loan Committee consists of several senior lending officers of the Bank and is responsible for approving agricultural lending relationships of up to $1,000,000. Loan requests above these approval authorities are presented to the Loan Officers Committee, comprised of our President, Chief Lending Officer, and Chief Credit Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in the aggregate, in excess of $1.5 million require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2013, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $23.7 million. However, the Bank's internal lending limit established by the Board of Directors is $10.0 million. On limited occasions and with board approval, the Bank has allowed exceptions to its internal lending limit. At June 30, 2013, the Bank's five largest credit relationships, as defined by loan to one borrower limitations, ranged from $9.2 million to $12.9 million, net of participation interests sold. As of June 30, 2013, the majority of these credits were commercial real estate, commercial business, or multi-family real estate loans and all of them continued to perform according to their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$233,888	36.14%	$201,013	34.45%	$199,885	35.91%
Commercial real estate (1)	242,304	37.44	200,957	34.44	185,159	33.27
Construction	30,725	4.75	40,182	6.89	29,921	5.38
Total mortgage loans	506,917	78.33	442,152	75.78	414,965	74.56
Other Loans:
Automobile loans	6,779	1.05	7,552	1.29	9,024	1.62
Commercial business (2)	130,868	20.22	137,004	23.48	126,290	22.69
Home equity	15,775	2.44	15,856	2.72	14,027	2.52
Other	5,862	0.91	5,578	0.96	6,912	1.25
Total other loans	159,284	24.61	165,990	28.45	156,253	28.07
Total loans	666,201	102.94	608,142	104.23	571,218	102.63
Less:
Undisbursed loans in process	10,792	1.67	17,370	2.98	8,330	1.50
Deferred fees and discounts	(143)	(0.02)	(185)	(0.03)	(126)	(0.02)
Allowance for loan losses	8,386	1.30	7,492	1.28	6,438	1.16
Net loans receivable	$647,166	100.00%	$583,465	100.00%	$556,576	100.00%

Type of Security:
Residential real estate
One-to four-family	$205,281	31.72	$189,313	32.45	$189,282	34.01
Multi-family	47,388	7.32	36,513	6.26	30,272	5.44
Commercial real estate	190,563	29.45	162,478	27.85	145,453	26.13
Land	63,689	9.84	58,830	10.08	52,933	9.51
Commercial	130,867	20.22	132,022	22.63	123,295	22.15
Consumer and other	28,413	4.39	28,986	4.97	29,983	5.39
Total loans	666,201	102.94	608,142	104.23	571,218	102.63
Less:
Undisbursed loans in process	10,792	1.67	17,370	2.98	8,330	1.50
Deferred fees and discounts	(143)	(0.02)	(185)	(0.03)	(126)	(0.02)
Allowance for loan losses	8,386	1.30	7,492	1.28	6,438	1.16
Net loans receivable	$647,166	100.00%	$583,465	100.00%	$556,576	100.00%

___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $53.0 million, $48.6 million and $42.4 million as of June 30, 2013, 2012, and 2011, respectively.

(2)	Commercial business loan balances included agricultural equipment and production loans of $47.4 million, $50.8 million and $45.3 million as of June 30, 2013, 2012, and 2011, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$111,520	17.23%	$115,716	19.83%	$129,967	23.35%
Commercial real estate	156,349	24.16	128,954	22.10	120,327	21.62
Construction	26,788	4.14	35,886	6.15	27,947	5.02
Consumer	12,641	1.95	13,130	2.25	15,934	2.86
Commercial business	72,739	11.24	75,910	13.01	77,154	13.86
Total fixed-rate loans	380,037	58.72	369,596	63.34	371,329	66.72
Adjustable-Rate Loans:
Residential real estate	122,368	18.91	85,296	14.62	69,917	12.56
Commercial real estate	85,955	13.28	72,005	12.34	64,831	11.65
Construction	3,937	0.61	4,296	0.74	1,975	0.35
Consumer	15,775	2.44	15,855	2.72	14,030	2.52
Commercial business	58,129	8.98	61,094	10.47	49,136	8.83
Total adjustable-rate loans	286,164	44.22	238,546	40.88	199,889	35.91
Total loans	666,201	102.94	608,142	104.23	571,218	102.63
Less:
Undisbursed loans in process	10,792	1.67	17,370	2.98	8,330	1.50
Net deferred loan fees	(143)	(0.02)	(185)	(0.03)	(126)	(0.02)
Allowance for loan loss	8,386	1.30	7,492	1.28	6,438	1.16
Net loans receivable	$647,166	100.00%	$583,465	100.00%	$556,576	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2013, residential loans secured by one- to four-family residences totaled $188.0 million, or 29.1% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2013, the Bank originated $40.3 million of ARM loans and $7.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $7.6 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50 basis points, but does not require private mortgage insurance. At June 30, 2013, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $53.6 million. For fiscal years ended June 30, 2013, 2012, and 2011, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $13.8 million, $12.7 million, and $6.7 million, respectively, a total of $33.2 million. The remaining balance of those loans at June 30, 2013, was $27.0 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Company. Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loans files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2013, one- to four-family loans with a fixed rate totaled $89.4 million, and had a weighted-average maturity of 183 months.

The Bank currently originates one- to four-family adjustable rate mortgage (“ARM”) loans, which adjust annually, after an initial period of one, three, five, or seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2013, one- to four-family loans tied to the CMT index totaled $93.9 million. One- to four-family loans tied to other indices totaled $5.2 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2013 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary market area. At June 30, 2013, the Bank had $45.3 million, or 7.0% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities up to five years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Company requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments and other businesses generally located in the Bank's primary market area. At June 30, 2013, the Bank had $242.3 million in commercial real estate loans, which represented 37.4% of net loans receivable. Of this amount, $53.0 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Company expects to continue to maintain or increase the percentage of commercial real estate loans in its total portfolio.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2013, the Bank had $30.7 million, or 4.75% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2013, $16.7 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $3.3 million was for speculative construction), $2.0 million of which were secured by multi-family residential real estate, and $12.0 million of which were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2013, the Bank's consumer loan portfolio totaled $28.4 million, or 4.39% of net loans receivable.

Home equity loans represented 55.5% of the Bank's consumer loan portfolio at June 30, 2013, and totaled $15.8 million, or 2.44% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2013, lines of credit up to 80% of the property value represented 84.4% of outstanding balances, and 88.1% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 15.1% of outstanding balances and 11.6% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.4% of outstanding balances and 0.3% of balances and commitments.

Automobile loans represented 23.86% of the Bank's consumer loan portfolio at June 30, 2013, and totaled $6.8 million, or 1.05% of net loans receivable. Of that total, $57,000 represented loans originated by auto dealers. The Bank generally pays a negotiated fee back to the dealer for these loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2013, the Bank had $130.9 million in commercial business loans outstanding, or 20.2% of net loans receivable. Of this amount, $47.4 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain or increase the current percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $72.3 million in fixed rate and $58.1 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2013. Commitments to extend credit totaled $97.6 million at June 30, 2013.

	Less Than 1 year	1-3 Years		4-5 years	More Than 5 Years	Total
	(In thousands)

Federal Home Loan Bank advances	$ ---	$	---	$15,500	$9,000	$24,500
Certificates of deposit	160,998		82,149	29,095	---	272,242
Total	$160,998		$82,149	$44,595	$9,000	$296,742

	Less Than 1 year	1-3 Years		4-5 years	More Than 5 Years	Total
	(In thousands)

Construction loans in process	$10,792	$	---	$ ---	$ ---	$10,792
Other commitments	70,314		6,585	1,042	8,829	86,770
	$81,106		$6,585	$1,042	$8,829	$97,562

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2013, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$17,911	$96,957	$22,902	$96,118	$233,888
Commercial real estate	42,208	165,717	28,423	5,956	242,304
Construction	28,339	2,386	---	---	30,725
Consumer	3,962	11,981	12,473	---	28,416
Commercial business	72,760	41,365	11,360	5,383	130,868
Total loans	$165,180	$318,406	$75,158	$107,457	$666,201

As of June 30, 2013, loans with a maturity date after June 30, 2014 with fixed interest rates totaled $278.4 million, and loans with a maturity date after June 30, 2014 with adjustable rates totaled $222.6 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are generally taken and processed at each of the Bank's full-service locations, and the Bank recently began processing online applications for single-family residential loans. The Bank began offering secondary market loans, which are also originated by the Bank's staff, to customers during fiscal year 2002.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2013, the Bank originated $237.3 million of loans, compared to $200.8 million and $150.4 million in fiscal 2012 and 2011, respectively. Of these loans, mortgage loan originations were $201.7 million, $138.4 million and $118.6 million in fiscal 2013, 2012 and 2011, respectively.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2013, the Bank purchased $2.7 million of new loan participations. At June 30, 2013, loan participations totaled $15.8 million, or 2.71% of net loans receivable. At June 30, 2013, all of these participations were performing in accordance to their respective terms. The Bank will evaluate purchasing additional loan participations, based in part on local loan demand, liquidity, portfolio and leverage rate.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)

Total loans at beginning of period	$608,142	$571,218	$431,776

Loans originated:
One-to four-family residential	55,841	47,403	34,288
Multi-family residential and commercial real estate	112,964	68,559	58,016
Construction loans	23,581	22,477	26,247
Commercial business	48,652	44,972	24,029
Consumer and others	9,181	17,398	7,841
Total loans originated	250,219	200,809	150,421

Loans purchased:
Total loans purchased (1)	2,653	839	123,007

Loans sold:
Total loans sold	(15,322)	(11,914)	(14,501)

Principal repayments	(168,614)	(146,123)	(107,843)
Participation principal repayments	(6,481)	(5,421)	(10,469)

Foreclosures	(4,396)	(1,266)	(1,173)
Net loan activity	58,059	36,924	139,442

Total loans at end of period	$666,201	$608,142	$571,218

_____________________
(1)	Amounts reported in fiscal 2011 include the Company’s acquisition of loans recorded at a $114.6 million fair value in the December 2010 acquisition of the former First Southern Bank.

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest and standby letters-of-credit. The Bank had outstanding net loan commitments of approximately $97.3 million at June 30, 2013. See Note 15 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2013.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	2	$66	3	$103	7	$237
Commercial real estate	---	---	4	225	2	157
Commercial non-real estate	---	---	2	12	2	12
Other consumer	3	43	1	18	4	61
Totals	5	$109	10	$358	15	$467

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, and as a result, previously accrued interest income on the loan is removed from current income. The Bank has no reserves for uncollected interest and does not accrue interest on non-accrual loans. A loan may be transferred back to accrual status once a satisfactory repayment history has been restored. Foreclosed assets held for sale include assets acquired in settlement of loans and are shown net of reserves.

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

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$414	$395	$97	$154	$343
Commercial real estate	157	977	152	51	241
Consumer	24	16	12	24	9
Commercial business	842	1,010	2	9	66
Total	1,437	2,398	263	238	659

Loans 90 days past due accruing interest:
Residential real estate	---	---	189	9	137
Commercial real estate	---	---	125	---	---
Consumer	---	---	122	51	---
Commercial business	---	---	2	34	---
Total	---	---	438	94	137

Total nonperforming loans	1,437	2,398	701	332	796

Nonperforming investments	125	125	125	125	125
Foreclosed assets held for sale:
Real estate owned	3,030	1,426	1,515	1,501	313
Other nonperforming assets	46	9	34	90	137
Total nonperforming assets	$4,638	$3,958	$2,375	$2,048	$1,371

Total nonperforming loans to net loans	0.22%	0.41%	0.13%	0.08%	0.22%
Total nonperforming loans to total assets	0.18%	0.32%	0.10%	0.06%	0.17%
Total nonperforming assets to total assets	0.58%	0.54%	0.35%	0.37%	0.29%

At June 30, 2013, troubled debt restructurings (TDRs) totaled $5.6 million, of which $700,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $4.9 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2012, troubled debt restructurings (TDRs) totaled $4.9 million, of which $1.7 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2013, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2009 through 2011, the Company had no restructured loans within the meaning of ASC Topic 310.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2013, the Company's balance of real estate owned totaled $3.0 million and included $800,000 residential and $2.2 million non-residential properties.

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

On the basis of management's review of the assets of the Company, at June 30, 2013, classified assets totaled $10.2 million, or 1.28% of total assets as compared $12.2 million, or 1.65% of total assets at June 30, 2012. Of the amount classified as of June 30, 2013, $10.2 million was considered substandard, while $0 was considered doubtful or loss. At June 30, 2013, significant classified assets included one loan relationship with outstanding classified balances of $1.8 million (an additional $4.1 million outstanding to this borrower is not classified, due to a USDA guarantee) secured by commercial real estate, aircraft, and general business liens, and another loan relationship with outstanding classified balances of $1.0 million, secured primarily by commercial real estate. Both relationships are classified due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt. All of the Company's investments in pooled trust preferred securities, with a book value of $1.6 million, were classified, also due to concerns about the ability of the pools to continue to generate sufficient cash flows to service the debt. Three of these securities, with a book value of $1.1 million (included in the total of $1.6 million, above) have deferred interest payments as of June 30, 2013. All other material classified assets were performing in accordance with terms at June 30, 2013.

Other Loans of Concern. In addition to the classified assets discussed above, there was also an aggregate of $3.6 million in loans, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. Included in other loans of concern were a $1.6 million relationship secured primarily by multi-family residential property, and a $1.2 million relationship secured primarily by commercial real estate and general business liens. These loans continued to perform according to terms as of June 30, 2013, but were identified as other loans of concern due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt.

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2013, of $8.4 million, which represented 165% of nonperforming assets as compared to an allowance of $7.5 million, which represented 189% of nonperforming assets at June 30, 2012.

At June 30, 2013, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $497,000, as compared to $473,000 at June 30, 2012. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$7,492	$6,438	$4,509	$3,993	$3,199
Recoveries
Residential real estate	4	7	3	8	3
Construction real estate	1	1	25	---	---
Commercial real estate	5	---	1	3	6
Commercial business	8	16	7	5	3
Consumer	16	15	18	5	14
Total recoveries	34	39	54	21	26

Charge offs:
Residential real estate	302	98	158	153	19
Construction real estate	35	---	158	---	---
Commercial real estate	422	41	60	76	11
Commercial business	50	436	67	118	242
Consumer	47	195	66	83	111
Total charge offs	856	770	509	430	383

Net recoveries (charge offs)	(822)	(731)	(455)	(409)	(357)
Provision for loan losses	1,716	1,785	2,385	925	1,151

Balance at end of period	$8,386	$7,492	$6,439	$4,509	$3,993

Ratio of allowance to total loans outstanding at the end of the period	1.28%	1.27%	1.14%	1.06%	1.07%
Ratio of net charge offs to average loans outstanding during the period	0.13%	0.13%	0.09%	0.10%	0.10%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$1,810	35.11%	$1,635	33.05%	$1,618	34.99%	$902	36.71%	$750	42.40%

Construction	273	4.61	243	6.61	193	5.24	198	6.47	128	3.96

Commercial real estate	3,602	36.37	2,986	33.04	2,671	32.41	1,605	28.14	1,217	24.37

Consumer	472	4.27	484	4.77	441	5.25	473	6.10	367	6.11
Commercial business	2,229	19.64	2,144	22.53	1,515	22.11	1,330	22.58	1,038	23.16

Unallocated	---	---	---	---	---	---	---	---	493	---

Total allowance for loan losses	$8,386	100.00%	$7,492	100.00%	$6,438	100.00%	$4,508	100.00%	$3,993	100.00%

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

The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President/CEO, the CFO, the COO and four outside directors.

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2013, AFS securities totaled $80.0 million (excluding FHLB and FRB membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

As of June 30, 2013, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2013, the Company's debt and other securities portfolio totaled $63.2 million, or 7.94% of total assets as compared to $55.9 million, or 7.55% of total assets at June 30, 2012. During fiscal 2013, the Bank had $20.1 million in maturities and $40.1 million in security purchases. Of the securities that matured, $19.9 million was called for early redemption. At June 30, 2013, the investment securities portfolio included $22.4 million in U.S. government and government agency bonds, of which $20.4 million is subject to early redemption at the option of the issuer, and $39.3 million in municipal bonds, of which $35.4 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $1.6 million in other securities (including $446,000 estimated fair value in pooled trust preferred securities). Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2013, was 46 months. Membership stock held in the FHLB of Des Moines, totaling $2.0 million, and the FRB of St. Louis, totaling $1.0 million, was not included in the above totals.

At June 30, 2013, the Company owned four pooled trust preferred securities with a fair value of $446,000 and a book value of $1.6 million. The June 30, 2013, cash flow analysis for three of these securities showed it is probable the Company will receive all contracted principal and related interest projected, though interest payments have been deferred on two of the three securities. For the fourth security, an analysis at December 31, 2008, indicated other-than temporary impairment (OTTI), and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and the resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and fiscal year ended June 30, 2009. Analyses performed quarterly and at fiscal year end in 2013 indicated no further impairment of any securities owned by the Company. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

Mortgage-Backed Securities. At June 30, 2013, MBS totaled $16.7 million, or 2.1%, of total assets, as compared to $19.3 million, or 2.6%, of total assets at June 30, 2012. During fiscal 2013, the Bank had maturities and prepayments of $13.0 million and $11.1 million in purchases of MBS. At June 30, 2013, the MBS portfolio included $124,000 in adjustable-rate MBS, $6.2 million in fixed-rate MBS, $5.3 million in fixed rate collateralized mortgage obligations (CMOs), and $5.1 million in floating-rate CMOs, all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on recent prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2013, was 39 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2013		2012		2011
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$22,408	33.80%	$18,100	30.73%	$12,976	30.98%
State and political subdivisions	39,323	59.31	36,381	61.77	24,981	59.65
Other securities	1,559	2.35	1,393	2.37	834	1.99
FHLB membership stock	2,007	3.03	2,018	3.43	2,369	5.66
FRB membership stock	1,004	1.51	1,001	1.70	719	1.72
Total	$66,301	100.00%	$58,893	100.00%	$41,879	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2013.

	Available for Sale Securities June 30, 2013
	Amortized Cost		Fair Value		Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$	---	$	---	---%
Due after 1 year but within 5 years		5,001		4,951	0.79
Due after 5 years but within 10 years		16,971		16,481	1.53
Due over 10 years		1,000		976	1.00
Total		22,972		22,408	1.34%

State and political subdivisions:
Due within 1 year		436		437	0.67%
Due after 1 year but within 5 years		5,341		5,401	2.48
Due after 5 years but within 10 years		10,514		10,846	6.07
Due over 10 years		21,844		22,639	4.85
Total		38,135		39,323	4.81%

Other securities:
Due within 1 year		---		---	---%
Due after 1 year but within 5 years		1,076		1,113	3.20
Due after 5 years but within 10 years		---		---	---
Due over 10 years		1,562		446	0.85
Total		2,638		1,559	1.81%

No stated maturity:
FHLB membership stock		2,007		2,007	1.98%
FRB membership stock		1,004		1,004	6.00
Total		3,011		3,011	2.01%

Total debt and other securities		$66,756		$66,301	3.37%

The following table sets forth certain information at June 30, 2013 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2013
(In thousands)
Amounts due:
Within 1 year	$57
After 1 year through 3 years	12
After 3 years through 5 years	2,528
After 5 years	13,983
Total	$16,580

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2013, which have fixed, floating, or adjustable interest rates.

At June 30, 2013
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$11,298
Adjustable	5,225
Total	$16,523

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$3,405	$3,509	$3,420	$3,666	$4,830	$5,186
GNMA certificates	70	72	79	81	89	91
FNMA certificates	2,701	2,846	4,437	4,694	4,633	4,987
Collateralized mortgage obligations issued by government agencies	10,404	10,287	10,758	10,812	13,938	14,272
Total	$16,580	$16,714	$18,694	$19,253	$23,490	$24,536

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits at June 30, 2013:

As of June 30, 2013
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$45,442	7.19%
1.01	None	NOW Accounts	100	208,048	32.90
0.34	None	Savings Accounts	100	84,373	13.34
0.27	None	Money Market Deposit Accounts	1,000	22,275	3.52

		Certificates of Deposit
0.57	Less than 6 months	Fixed Rate/Term	1,000	12,953	2.05
0.48	Less than 6 months	IRA Fixed Rate/Term	1,000	1,653	0.26
0.85	7-12 months	Fixed Rate/Term	1,000	92,124	14.57
0.73	7-12 months	IRA Fixed Rate/Term	1,000	9,849	1.56
1.00	13-24 months	Fixed Rate/Term	1,000	58,572	9.26
0.99	13-24 months	IRA Fixed Rate/Term	1,000	7,677	1.21
1.00	13-24 months	IRA Variable Rate/Fixed Term	1,000	228	0.04
1.60	25-36 months	Fixed Rate/Term	1,000	25,850	4.09
1.61	25-36 months	IRA Fixed Rate/Term	1,000	6,780	1.07
2.44	48 months and more	Fixed Rate/Term	1,000	42,251	6.68
2.40	48 months and more	IRA Fixed Rate/Term	1,000	14,304	2.26
				$632,379	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2013. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$20,062
Over three through six months	21,020
Over six through twelve months	43,158
Over 12 months	68,145
Total	$152,385

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2013	2012	2011
	(In thousands)

0.00 - 0.99%	$129,001	$59,459	$26,139
1.00 - 1.99%	98,757	106,610	148,430
2.00 - 2.99%	24,345	37,864	57,994
3.00 - 3.99%	19,431	24,186	25,888
4.00 - 4.99%	708	2,499	4,651
5.00 - 5.99%	---	696	1,545

Total	$272,242	$231,314	$264,647

The following table sets forth the amount and maturities of all time deposits at June 30, 2013.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 – 0.99%	$115,871	$9,999	$3,027	$104	$ ---	$129,001	47.38%
1.00 – 1.99%	26,801	35,890	11,076	8,770	16,220	98,757	36.28
2.00 - 2.99%	11,844	1,375	7,124	3,350	652	24,345	8.94
3.00 - 3.99%	5,874	7,814	5,743	---	---	19,431	7.14
4.00 - 4.99%	608	100	---	---	---	708	0.26
5.00 - 5.99%	---	---	---	---	---	---	---

Total	$160,998	$55,178	$26,970	$12,224	$16,872	$272,242	100.00%

Deposit Flow

The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2013			2012			2011
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$45,442	7.19%	$(9,371)	$54,813	9.37%	$21,965	$32,848	5.86%	$4,053
NOW checking	208,048	32.90	14,177	193,870	33.15	41,395	152,475	27.22	48,762
Savings accounts	84,373	13.34	(2,344)	86,717	14.83	(7,662)	94,379	16.85	3,994
Money market deposit	22,275	3.52	4,176	18,099	3.09	2,297	15,802	2.82	8,322
Fixed-rate certificates which mature(1)
Within one year	160,868	25.44	1,995	158,873	27.17	(22,351)	181,224	32.35	33,400
Within three years	82,050	12.97	32,386	49,664	8.49	(11,613)	61,277	10.94	29,918
After three years	29,095	4.60	6,554	22,542	3.85	643	21,899	3.91	8,814
Variable-rate certificates which mature: Within one year	130	0.02	130	---	0.00	(123)	123	0.02	(1)
Within three years	98	0.02	(138)	236	0.04	112	124	0.02	(4)
Total	$632,379	100.00%	$47,565	$584,814	100.00%	$24,663	$560,151	100.00%	$137,258

___________________________
(1)           At June 30, 2013, 2012 and 2011, certificates in excess of $100,000 totaled $152.4 million, $117.4 million and $132.6 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2013	2012	2011
	(In thousands)

Beginning Balance	$584,814	$560,151	$422,893

Net increase before interest credited	41,492	17,817	129,772
Interest credited	6,073	6,846	7,486
Net increase in deposits	47,565	24,663	137,258

Ending balance	$632,379	$584,814	$560,151

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

Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2013, the Bank had $24.5 million in FHLB advances, all of which had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, and no short-term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $311.5 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $36.6 million) and has purchased $2.0 million in FHLB stock. At June 30, 2013, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $189.0 million, as compared to $153.4 million at June 30, 2012.

Additionally, the Bank is approved to borrow from the FRB’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2013, the Bank was approved to borrow up to $65.0 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2013, the Bank had outstanding $27.8 million in repurchase agreements, as compared to $25.6 million at June 30, 2012.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2013, the current rate was 3.02%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2013		2012		2011
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$	---	$	---	$	---
Securities sold under agreements to repurchase		27,788		25,642		25,230
Total short-term borrowings		$27,788		$25,642		$25,230

Weighted average rate at year end		0.58%		0.77%		0.85%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
FHLB advances
Daily average balance	$30,374	$30,624	$37,114
Weighted average interest rate	3.29%	4.03%	4.19%
Maximum outstanding at any month end	$45,270	$33,500	$43,500

Securities sold under agreements to repurchase
Daily average balance	$27,359	$26,956	$29,285
Weighted average interest rate	0.74%	0.87%	0.99%
Maximum outstanding at any month end	$30,945	$29,949	$34,917

Subordinated Debt
Daily average balance	$7,217	$7,217	$7,217
Weighted average interest rate	3.15%	3.22%	3.14%
Maximum outstanding at month end	$7,217	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2013, and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

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

•	The Federal Deposit Insurance Act was amended to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through December 31, 2012;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

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

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. As required by the Act, the federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies;

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2013, the Bank was in compliance with these reserve requirements.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2013, the Bank had $2.0 million in FHLB stock, which was in compliance with this requirement. The Bank received $54,000 and $69,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2013 and 2012, respectively.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The general insurance limit is $250,000. Under the Dodd-Frank Act, noninterest-bearing transaction accounts (but not NOW or IOLTA accounts) had unlimited deposit insurance coverage from December 30, 2010, through December 31, 2012. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against a member bank of the Federal Reserve system after giving the FRB an opportunity to take such action.

As a result of a decline in the reserve ratio (the ratio of the net worth of the Deposit Insurance Fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount was recorded as an asset with a zero risk weight and the institution continued to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. Where events caused actual assessments during the prepayment period to vary from the prepaid amount, institutions paid excess assessments in cash, or received a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment did not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of Southern Bank’s prepaid assessment at June 30, 2013 was $0.

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

The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from 1.0 basis points to 38 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from 0.5 basis points to 35 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter of fiscal 2013 was 0.64 basis points (annualized) of assessable deposits.

Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for depository institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier 1 risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier 1 risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

In connection with the new capital rules discussed under “New Capital Rules” below, effective January 1, 2015, an institution will be deemed to be “well capitalized” if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more’ (iii) a Tier 1 risk-based capital ratio of 8.0% or more and (iv) a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure.

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

An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan is based on realistic assumptions, and is likely to succeed in restoring the institution's capital and would not appreciably increase the risks to which the institution is exposed. An institution that is not well capitalized is subject to restrictions on brokered deposits.

The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions:  (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) require dismissal of any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) require employment of qualified senior executive officers; (xi) prohibit acceptance of deposits from correspondent depository institutions; (xii) require divestiture of certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; (xiv) require prior FRB approval for payment of dividends by a Bank Holding Company; and (xv) take any other action which the FRB, in the case of a state member bank, determines would better carry out the purposes of the prompt corrective action provisions.

A critically undercapitalized institution is subject to further restrictions and to appointment of a receiver or conservator 90 days after becoming critically undercapitalized unless the FDIC and, in the case of a state member Bank, the FRB concur that other action better serves the purposes of the prompt corrective action provisions.

At June 30, 2013, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.

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

Current Capital Requirements. The FRB's minimum capital standards applicable to FRB-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FRB capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

FRB regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-

weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FRB believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FRB includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates.

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

For a discussion of the Bank's capital position relative to its FRB capital requirements at June 30, 2013, see Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

New Capital Rules. In July 2013, the FRB and the federal banking agencies published final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.

Effective in 2015, the Bank and the Company will be subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of Southern Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective certain of the minimum capital requirements for the Bank will change the minimum  leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however the Tier 1 capital ratio will increase from 4.0% to 6.5% of risk-weighted assets. In addition, Southern Bank will have to meet the new minimum CET1 capital ratio of 4.5% of risk-weighted assets. CET1 consists generally of common stock, retained earnings and AOCI, subject to certain adjustments.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a transition period. However, for a bank holding company with less than $15 billion in consolidated assets as of December 31, 2009, TARPS and cumulative perpetual preferred stock included in Tier 1 capital prior to May 19, 2010 is grandfathered and included as Tier 1 capital under the new capital regulations.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size,

Southern Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. Southern Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, [NAME OF BANK] will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The FRB’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Southern Bank would be required to have at least a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged) and not be subject to specified requirements to meet and maintain a specific capital for a capital measure.

Southern Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that Southern Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date.

In addition, as noted above, beginning in 2016, if Southern Bank does not have the required capital conservation buffer, its ability to pay dividends to Southern Missouri Bancorp, Inc. would be limited.

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

The FRB has established minimum leverage ratio and risk-based capital requirements for bank holding companies that are substantially the same as those for FRB-regulated banks. Effective January 1, 2015, the Company will be subject to the same minimum capital requirements as described above for the Bank.

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

PERSONNEL

As of June 30, 2013, the Company had 159 full-time employees and 22 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

EXECUTIVE OFFICERS

Greg A. Steffens, the Company’s President and Chief Executive Officer, has been with us since 1998. He was hired in 1998 as Chief Financial Officer and was appointed President and CEO in1999. He has over 23 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Mount Vernon, Missouri-based Sho-Me Financial Corp, prior to the sale of that company. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision.

Matthew T. Funke, the Company’s Chief Financial Officer, has worked for us since 2003. He has more than 14 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc., where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly.

Lora L. Daves, the Company’s Chief Credit Officer, has worked for us since 2006. Ms. Daves is responsible for the administration of the Company’s credit portfolio, including analysis of proposed new credits and monitoring of the portfolio’s credit quality. Ms. Daves has over 24 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp, headquartered in Minneapolis, Minnesota, during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a Southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager.

William D. Hribovsek, our Chief Lending Officer, has been with us since 1999. Mr. Hribovsek joined the Company as its senior commercial lender, and was named Chief Lending Officer in 2006. He has over 33 years banking experience. Prior to joining the Company, Mr. Hribovsek was employed as a commercial lender from 1979 to 1999 with Commerce Bank of Poplar Bluff, which was since merged with and into Commerce Bank, N.A., a subsidiary of Commerce Bancshares, Inc., headquartered in Kansas City, Missouri. While with Commerce Bank, Mr. Hribovsek oversaw the institution’s installment loan department for 12 years.

Kimberly A. Capps, the Company’s Chief Operations Officer, has been with us since 1994. She has over 21 years banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum, where she specialized in financial institution audits and taxation.

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

At June 30, 2013 and June 30, 2012, our nonperforming assets were $4.6 million and $4.0 million, respectively, or 0.58% and 0.54% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

Our construction loan portfolio, which totaled $30.7 million, or 4.75% of loans, net, at June 30, 2013, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2013, 57.7% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 48.8% of our portfolio at June 30, 2008, in order to improve the yield on our assets. At June 30, 2013, our loan portfolio included $242.3 million of commercial real estate loans and $130.9 million of commercial business loans compared to $85.9 million and $81.6 million, respectively, at June 30, 2008. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $53.0 million, or 8.2% of our loan portfolio, net, at June 30, 2013. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are cotton, rice, corn and soybean. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2008, when these loans totaled $14.9 million, or 4.3% of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2013, these loans totaled $47.4 million, or 7.3%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2008,  when such loans totaled $22.7 million, or 6.6% of our loan portfolio.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2013, the Company determined that none of its goodwill or other intangible assets were impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2013, the Company’s net deferred tax asset was $2.0 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and the Company’s expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2013. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

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

The Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The dividend rate for the SBLF preferred stock has varied between 1.00000% and 3.90230% for the initial ten measurement periods (beginning March 31, 2011, through June 30, 2013). The dividend payment due January 1, 2014, is expected to be at a rate of 1.00000%, based on the Bank’s level of QSBL reported at June 30, 2013. However, the Bank’s level of QSBL reported at September 30, 2013, will determine the dividend payment due on April 1, 2014, and it may be adjusted to between one percent (1%) and five percent (5%), to reflect the amount of percentage change in the Bank’s level of QSBL from the baseline level. Additionally, the September 30, 2013, report of QSBL will fix the dividend rate until four and one-half years after the issuance date (i.e., to January 19, 2016) at that same rate of between one percent (1%) and five percent (5%), except that, if there is no increase (or if there is a decrease) in QSBL, the rate for our Company will be fixed at nine percent (9%), because of our participation in the Treasury’s Capital Purchase Program. From and after four and one-half years following the issuance date, the dividend rate will be fixed at nine percent (9%), regardless of the amount of QSBL.

For fiscal 2013, the SBLF dividend rate averaged approximately 1.73%, providing an annualized cost of this capital to us of approximately $345,000. An increase in the dividend rate to five percent would increase the annual cost of this capital to $1.0 million and an increase to nine percent would increase the annual cost of this capital to $1.8 million. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity and the availability of funds to pay dividends on our common stock.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of  June 30, 2013 we had outstanding $7.2 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by a subsidiary of ours that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.    Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2013.

Location	Year Opened	Building Net Book Value as of June 30, 2013	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine St. Poplar Bluff, Missouri	1966	$862	Owned	Owned

Branch Offices

502 Main St. Van Buren, Missouri	1982	6	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	47	Leased	Owned

2080 Three Rivers Blvd. Poplar Bluff, Missouri	2011	---	Leased	Leased

4214 Highway PP Poplar Bluff, Missouri	2001	440	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	18	Owned	Owned

301 First St. Kennett, Missouri	2000	679	Owned	Owned

302 Washington St. Doniphan, Missouri	2001	519	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	74	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	806	Owned	Owned

100 W. Main St. Matthews, Missouri	2008	---	Leased	Leased

1727 W. Kingshighway Paragould, Arkansas	2009	432	Leased	Owned

2775 E. Nettleton Jonesboro, Arkansas	2009	864	Owned	Owned

1925 S. Main Jonesboro, Arkansas	2013	2,408	Owned	Owned

601 N. Holman Brookland, Arkansas	2009	94	Owned	Owned

1583 S. St. Louis St	2010	2,967	Owned	Owned
Batesville, Arkansas

500 E. Race Ave.	2010	---	Leased	Leased
Searcy, Arkansas

4650 South National, Suite C-4 Springfield, Missouri	2010	---	Leased	Leased

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

The common stock of Southern Missouri Bancorp, Inc. is traded under the symbol “SMBC” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At June 30, 2013, there were 3,294,040 shares of common stock outstanding and approximately 249 common stockholders of record.

	Stock Price
2013 Quarters:	High	Low	Dividends per Share
Fourth Quarter (ended 6/30/2013)	$26.35	$24.00	$0.15
Third Quarter (ended 3/31/2013)	26.90	22.83	0.15
Second Quarter (ended 12/31/2012)	24.50	22.35	0.15
First Quarter (ended 9/30/2012)	24.50	21.50	0.15

2012 Quarters:
Fourth Quarter (ended 6/30/2012)	$25.85	$21.20	$0.12
Third Quarter (ended 3/31/2012)	25.90	22.10	0.12
Second Quarter (ended 12/31/2011)	23.73	20.28	0.12
First Quarter (ended 9/30/2011)	22.98	20.39	0.12

2011 Quarters:
Fourth Quarter (ended 6/30/2011)	$26.14	$20.00	$0.12
Third Quarter (ended 3/31/2011)	24.07	17.35	0.12
Second Quarter (ended 12/31/2010)	17.29	14.83	0.12
First Quarter (ended 9/30/2010)	16.01	14.55	0.12

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

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2013.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/13 - 06/30/13 period	-	-	-	-
05/01/13 - 05/31/13 period	-	-	-	-
04/01/13 - 04/30/13 period	-	-	-	-

Item 6.                      Selected Financial Data

(dollars in thousands)	At June 30
Financial Condition Data:	2013	2012	2011	2010	2009
Total assets	$796,391	$739,189	$688,200	$552,084	$466,334
Loans receivable, net	647,166	583,465	556,576	418,683	368,993
Mortgage-backed securities	16,714	19,253	24,536	34,334	40,269
Cash, interest-bearing deposits
and investment securities	77,059	90,568	73,479	67,103	27,983
Deposits	632,379	584,814	560,151	422,893	311,955
Borrowings	52,288	50,142	58,730	73,869	102,498
Subordinated debt	7,217	7,217	7,217	7,217	7,217
Stockholders’ equity	101,829	94,728	55,732	45,649	42,008

(dollars in thousands, except per share data)	For The Year Ended June 30
Operating Data:	2013	2012	2011	2010	2009
Interest income	$36,291	$38,965	$35,048	$27,541	$25,301
Interest expense	7,501	9,943	11,285	11,225	11,204

Net interest income	28,790	29,022	23,763	16,316	14,097
Provision for loan losses	1,716	1,785	2,385	925	1,151

Net interest income after
provision for loan losses	27,074	27,237	21,378	15,391	12,946

Noninterest income	4,468	4,063	10,502	3,094	1,820
Noninterest expense	17,521	16,605	14,458	12,348	9,134

Income before income taxes	14,021	14,695	17,422	6,137	5,632
Income taxes	3,954	4,597	5,952	1,511	1,797
Net income	$10,067	$10,098	$11,470	$4,626	$3,835

Less: charge for early redemption of preferred stock issued at a discount	-	94	-	-	-
Less: effective dividend on preferred stock	345	424	512	510	289
Net income available to common stockholders	$9,722	$9,580	$10,958	$4,116	$3,546

Basic earnings per share available to
common stockholders	$2.95	$3.43	$5.25	$1.98	$1.67
Diluted earnings per share available to
common stockholders	2.88	3.32	5.12	1.95	1.67
Dividends per share	0.60	0.48	.48	.48	.48

(dollars in thousands)	At June 30
Other Data:	2013	2012	2011	2010	2009
Number of:
Real estate loans	3,637	3,583	3,758	3,282	2,957
Deposit accounts	31,980	31,307	30,243	25,353	22,069
Full service offices	18	18	16	14	10
Loan production offices	-	-	2	-	-

	For The Year Ended June 30
Key Operating Ratios:	2013	2012	2011	2010	2009
Return on assets (net income
divided by average assets)	1.32%	1.37%	1.81%	.88%	.87%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	12.34	15.15	27.08	11.85	11.38

Average equity to average assets	12.92	11.18	7.89	8.39	8.29

Interest rate spread (spread
between weighted average rate on
all interest-earning assets and all
interest-bearing liabilities)	3.85	3.90	3.71	3.06	3.10

Net interest margin (net interest
income as a percentage of average
interest-earning assets)	4.02	4.12	3.92	3.27	3.37

Noninterest expense to average assets	2.29	2.25	2.28	2.35	2.07

Average interest-earning assets to
average interest-bearing liabilities	116.68	115.19	111.29	109.57	109.77

Allowance for loan losses to gross
loans (1)	1.28	1.27	1.14	1.06	1.07

Allowance for loan losses to
nonperforming loans (1)	583.41	312.38	918.84	1,358.45	501.63

Net charge-offs (recoveries) to average
outstanding loans during the period	.13	.13	.09	.10	.10

Ratio of nonperforming assets
to total assets (1)	.58	.54	.35	.37	.29

Common shareholder dividend
payout ratio (common dividends as a
percentage of earnings available to
common shareholders)	20.31	13.40	9.17	24.35	28.88
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

•
Fiscal year 2013, 2012 and 2011 net income available to common stockholders excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax;

•
Fiscal year 2013, 2012 and 2011 return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax;

•
Fiscal year 2013, 2012 and 2011 return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax;

•
Fiscal year 2013, 2012 and 2011 net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition;

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

The following table presents a reconciliation of the calculation of net income available to common stockholders, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax:

	For the twelve months ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2011

Net income available to common stockholders	$9,722	$9,580	$10,958
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	873	2,446	5,435
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	$8,849	$7,134	$5,523

The following table presents a reconciliation of the calculation of return on average assets, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax:

	For the twelve months ended
	June 30, 2013	June 30, 2012	June 30, 2011

Return on average assets	1.32%	1.37%	1.81%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.12%	0.33%	0.86%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.20%	1.04%	0.95%

The following table presents a reconciliation of the calculation of return on average common equity, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax:

	For the twelve months ended
	June 30, 2013	June 30, 2012	June 30, 2011

Return on average common equity	12.34%	15.15%	27.08%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.11%	3.87%	13.43%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	11.23%	11.28%	13.65%

The following table presents a reconciliation of the calculation of net interest margin, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Acquisition:

	For the twelve months ended
	June 30, 2013	June 30, 2012	June 30, 2011

Net interest margin	4.02%	4.12%	3.92%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.19%	0.57%	0.35%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.83%	3.55%	3.57%

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

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2013, with total assets increasing $57.2 million, or 7.7%, to $796.4 million at June 30, 2013, as compared to $739.2 million at June 30, 2012. Balance sheet growth was primarily due to growth in loan and available-for-sale securities balances, and investments in fixed assets. Balance sheet growth was funded primarily by increases in deposits and retention of net income.

Cash and equivalents. Cash equivalents and time deposits were down $20.9 million, or 60.3%, as compared to June 30, 2012, as growth in loans and investments outpaced increases in deposit balances.

Loans. Loans, net of the allowance for loan losses, increased $63.7 million, or 10.9%, to $647.2 million at June 30, 2013, as compared to $583.5 million at June 30, 2012. Increases in commercial, agricultural, and residential real estate lending were partially offset by decreases in commercial business and agricultural operating and equipment loan balances. Residential real estate loan growth was primarily attributable to loans secured by multi-family housing.

Allowance for Loan Losses. The allowance for loan losses increased $900,000, or 11.9%, to $8.4 million at June 30, 2013, from $7.5 million at June 30, 2012. The allowance represented 1.28% of gross loans receivable at June 30, 2013, as compared to 1.27% of gross loans receivable at June 30, 2012. At June 30, 2013, nonperforming loans, which included loans past due greater than 90 days and nonaccruing loans, were $1.4 million, compared to $2.4 million at June 30, 2012. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2013 and 2012.

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

The following table sets forth the Company’s historical net charge offs as of June 30, 2013:

	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.12%	0.08%
Construction	0.17	0.04
Commercial	0.18	0.12
Consumer loans	0.15	0.45
Commercial loans	0.06	0.17

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2013, these qualitative factors included:

•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2013	June 30, 2012
Real estate loans:
Residential	0.67%	0.83%
Construction	1.22	1.10
Commercial	1.29	1.32
Consumer loans	1.30	1.38
Commercial loans	1.30	1.38

At June 30, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $6.2 million, as compared to $6.3 million at June 30, 2012. The general decrease in qualitative factors was attributable to an improving level of classified and delinquent loans, generally stable economic conditions, and other factors.

Investments. The available-for-sale investment portfolio increased $4.9 million, or 6.5%, to $80.0 million at June 30, 2013, as compared to $75.1 million at June 30, 2012. The increase was primarily the result of a $4.3 million increase in obligations of U.S. government agencies and a $3.0 million increase in obligations of state and political subdivisions, partially offset by a $2.6 million decrease in mortgage-backed securities and collateralized mortgage obligations.

Premises and Equipment. Premises and equipment increased $6.2 million, or 54.4%, to $17.5 million at June 30, 2013, as compared to $11.3 million at June 30, 2012. The increase was due to completion of two new branch facilities, the continuing construction of a third new branch facility, and the purchase of software and equipment, partially offset by increases in accumulated depreciation.

BOLI. The Bank purchased “key person” life insurance policies on employees in fiscal 2003 and fiscal 2005 for original premiums totaling $6.0 million. In fiscal 2012, the Bank purchased additional “key person” life insurance policies for original premiums totaling $7.5 million. At June 30, 2013, the cash surrender value of these policies had increased to $16.5 million.

Intangible Assets. Intangible assets generated through branch acquisitions in fiscal 2000 decreased $255,000 to $562,000 as of June 30, 2013, and will continue to be amortized in accordance with ASC Topic 350. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000, which will not be amortized, but will be tested for impairment at least annually, and a $184,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method. The December 2010 assumption of the deposits of the former First Southern Bank resulted in a $625,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.

Deposits. Deposits increased $47.6 million, or 8.1%, to $632.4 million at June 30, 2013, as compared to $584.8 million at June 30, 2012. Increased balances were noted in certificates of deposit, interest-bearing checking, and money market deposit accounts, and were partially offset by decreases in savings and noninterest-bearing checking accounts. The average loan-to-deposit ratio for the fourth quarter of fiscal 2013 was 101.9%, as compared to 96.0% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $24.5 million at June 30, 2013, unchanged in comparison to June 30, 2012; however, overnight FHLB advances were utilized during fiscal 2013 (the average amount of overnight borrowings was $5.9 million) to manage the Company’s daily funding position. Securities sold under agreements to repurchase totaled $27.8 million at June 30, 2013, as compared to $25.6 million at June 30, 2012, an increase of 8.4%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities mature in March 2034, were redeemable beginning in March 2009, and bear interest at a floating rate of three-month LIBOR plus 275 basis points.

Stockholders’ Equity. The Company’s stockholders’ equity increased $7.1 million, or 7.5%, to $101.8 million at June 30, 2013, from $94.7 million at June 30, 2012. The increase was due primarily to retention of net income, partially offset by cash dividends paid on common and preferred stock, and by a decrease in accumulated other comprehensive income, as the market value of the available-for-sale investment portfolio declined, net of tax.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2013, was $9.7 million, an increase of $142,000, or 1.5%, from the $9.6 million available to common stockholders for the prior fiscal year. Before an effective dividend on preferred shares of $345,000, net income was $10.1 million for the 2013 fiscal year, unchanged from the $10.1 million in net income for the prior fiscal year. Exclusive of fair value discount accretion on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax, net income available to common stockholders for fiscal 2013 was $8.8 million, as compared to $7.1 million for fiscal 2012.

Net Interest Income. Net interest income for fiscal 2013 was $28.8 million, a decrease of $232,000, or 0.8%, when compared to the prior fiscal year. The decrease, as compared to the prior fiscal year, was attributable to a decline in the net interest margin, from 4.12% to 4.02%, partially offset by a 1.6% increase in the average balance of interest-earning assets. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Acquisition declined from $3.9 million in fiscal 2012 to $1.4 million in fiscal 2013. This component of net interest income contributed 19 basis points to net interest margin in fiscal 2013, as compared to 57 basis points in fiscal 2012. The Company expects the impact of the fair value discount accretion to continue to decline, over time, as the assets acquired at a discount continue to mature or prepay.

Interest Income. Interest income for fiscal 2013 was $36.3 million, a decrease of $2.7 million, or 6.9%, when compared to the prior fiscal year. The decrease was due to a 46 basis point decrease in the average yield earned on interest-earning assets, from 5.53% in fiscal 2012, to 5.07% in fiscal 2013, partially offset by an increase of $11.2 million in the average balance of interest-earning assets.

Interest income on loans receivable for fiscal 2013 was $34.4 million, a decrease of $1.9 million, or 5.5%, when compared to the prior fiscal year. The decrease was due to a 96 basis point decrease in the average yield earned on loans receivable, partially offset by a $60.4 million increase in the average balance of loans receivable. Accretion of fair value discount on loans attributable to the Acquisition declined from $3.7 million in fiscal 2012 to $1.3 million in fiscal 2013.

Interest income on the investment portfolio and other interest-earning assets was $1.9 million for fiscal 2013, a decrease of $680,000, or 26.0%, when compared to the prior fiscal year. The decrease was due to a $49.2 million decrease in the average balance of these assets partially offset by a 20 basis point increase in the average yield earned on these assets, as the Company shifted asset balances from excess reserves to relatively higher-yielding loans and other investments.

Interest Expense. Interest expense was $7.5 million for fiscal 2013, a decrease of $2.4 million, or 25.8%, when compared to the prior fiscal year. The decrease was due to a 41 basis point decrease in the average rate paid on interest-bearing liabilities, from 1.63% in fiscal 2012 to 1.22% in fiscal 2013, partially offset by the $1.8 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits was $6.1 million for fiscal 2013, a decrease of $2.1 million, or 26.3%, when compared to the prior fiscal year. The decrease was due to a 40 basis point decrease in the average rate paid on deposits outstanding, reflecting the decrease in market rates, partially offset by a $1.7 million increase in the average balance of interest-bearing deposits.

Interest expense on FHLB advances was $1.0 million for fiscal 2013, a decrease of $234,000, or 19.0%, when compared to the prior fiscal year. The decrease was due to a 74 basis point decrease in the average rate paid on advances, while the average balance of FHLB advances was unchanged.

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

The provision for loan losses was $1.7 million for fiscal 2013, compared to $1.8 million for the prior fiscal year. The decrease in provision was attributed to management’s analysis of the loan portfolio, which noted an improving level of classified and delinquent loans, partially offset by an increase in loan balances. In fiscal 2013, net charge offs were $822,000, compared to $731,000 for the prior fiscal year. At June 30, 2013, classified loans totaled $5.5 million, or 0.84% of gross loans, as compared to $9.2 million, or 1.55% of gross loans at June 30, 2012. Classified loans were comprised primarily of commercial real estate loans and commercial business loans. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial businesses and commercial and agricultural real estate, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2013, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $4.5 million for fiscal 2013, an increase of $405,000, or 10.0%, when compared to the prior fiscal year. The increase was primarily the result of increased earnings on bank-owned life insurance (the result of a March 2012 investment in such policies), increased loan origination and other fees, and increases in bank card interchange income, partially offset by inclusion in the prior period’s results of a benefit recognized on settlement of a legal claim obtained in the Acquisition.

Noninterest Expense. Noninterest expense was $17.5 million for fiscal 2013, an increase of $915,000, or 5.5%, when compared to the prior fiscal year. The increase resulted primarily from higher employee compensation and benefits, occupancy, legal and professional fees, and postage and office supplies. The increase would have been larger, had the prior period’s results not included $476,000 in FHLB prepayment penalties, with no corresponding charges in the current period. Compensation expenses were $10.1 million for fiscal 2013, an increase of $900,000 or 9.7%, when compared to the prior fiscal year. The increase was due to the addition of key personnel, increased salaries, and increased benefit expenses. Occupancy expenses were $2.8 million for fiscal 2013, an increase of $285,000, or 11.3%, as depreciation expense increased on new facilities and equipment during the year.

Provision for Income Taxes. The Company recorded an income tax provision of $3.9 million for fiscal 2013, a decrease of $654,000, as compared to $4.6 million expensed for fiscal 2012. The effective tax rate for fiscal 2013 was 28.1%, as compared to 31.3% for fiscal 2012. The decrease in the effective tax rate was attributable to additional tax-advantaged investments in municipal securities and limited partnerships which generate tax credits, as well as lower pre-tax income in fiscal 2013.

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

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2013, the Bank had outstanding commitments to extend credit of $97.3 million (including $72.4 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $9.2 million at rates ranging from 2.95% to 8.0%, with a weighted-average rate of 4.6%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the year ended June 30, 2013, Southern Missouri increased deposits and securities sold under agreements to repurchase by $47.6 million and $2.1 million, respectively, as FHLB advances were unchanged. During the prior year, Southern Missouri increased deposits and securities sold under agreements to repurchase by $24.7 million and $412,000, respectively, and decreased FHLB advances by $9.0 million. At June 30, 2013, the Bank had pledged $311.5 million of its residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $213.5 million, of which $24.5 million had been advanced, and $0 had been used for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $99.7 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve’s discount window for available credit of approximately $66.8 million, as of June 30, 2013, none of which had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its home equity and commercial business loans. In total, FHLB borrowings are generally limited to 35% of Bank assets, or approximately $275.4 million, which means that an amount up to $250.9 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2013, the Bank had $161.0 million in CDs maturing within one year and $387.9 million in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $158.9 million in CDs maturing within one year and $379.1 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2013, the Bank had $24.5 million in FHLB advances eligible for early redemption by the lender within one year.

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

At June 30, 2013, the Bank exceeded regulatory capital requirements with core and total risk-based capital of $84.9 million and $92.6 million, or 10.87% and 15.10% of adjusted total assets and risk-weighted assets, respectively. These capital levels exceeded minimum requirements of 4.0% and 8.0%, respectively, and well-capitalized requirements of 5% and 10%, respectively for adjusted total assets and risk-weighted assets. At June 30, 2012, the Company exceeded regulatory capital requirements with core and total risk based capital of $77.1 million and $84.0 million, or 10.52% and 15.21% of adjusted total assets and risk-weighted assets, respectively. These capital levels exceed minimum requirements of 4.0% and 8.0%, respectively. See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

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

(dollars in thousands)	2013			2012			2011
Year Ended June 30	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans (1)	$464,216	$25,907	5.58%	$405,818	$26,561	6.55%	$366,368	$24,196	6.60%
Other loans (1)	155,471	8,448	5.43	153,480	9,788	6.38	137,057	8,069	5.89
Total net loans	619,687	34,355	5.54	559,298	36,349	6.50	503,425	32,265	6.41
Mortgage-backed securities	17,159	341	1.99	20,197	925	4.58	28,503	1,377	4.83
Investment securities (2)	62,800	1,528	2.43	52,450	1,482	2.83	40,473	1,287	3.18
Other interest-earning assets	16,227	67	0.41	72,683	209	0.29	33,901	119	0.35
TOTAL INTEREST-
EARNING ASSETS (1)	715,873	36,291	5.07	704,628	38,965	5.53	606,302	35,048	5.78
Other noninterest-earning assets (3)	48,751	---	---	33,975	---	---	26,356	---	---
TOTAL ASSETS	$764,624	36,291	---	$738,603	38,965	---	$632,658	35,048	---
Interest-bearing liabilities:
Savings accounts	$84,191	421	0.50	$92,961	731	0.79	$89,699	1,040	1.16%
NOW accounts	200,108	2,132	1.07	181,390	3,229	1.78	130,337	3,273	2.51
Money market accounts	21,275	124	0.58	17,754	158	0.89	13,598	176	1.29
Certificates of deposit	243,005	3,396	1.40	254,804	4,125	1.62	237,531	4,725	1.99
TOTAL INTEREST-
BEARING DEPOSITS	548,579	6,073	1.11	546,909	8,243	1.51	471,165	9,214	1.96
Borrowings:
Securities sold under
agreements to repurchase	27,359	202	0.74	26,956	235	0.87	29,285	290	0.99
FHLB advances	30,374	999	3.29	30,624	1,233	4.03	37,114	1,554	4.19
Junior subordinated debt	7,217	227	3.15	7,217	232	3.21	7,217	227	3.15
TOTAL INTEREST-
BEARING LIABILITIES	613,529	7,501	1.22	611,706	9,943	1.63	544,781	11,285	2.07
Noninterest-bearing
demand deposits	51,472	---	---	42,261	---	---	35,098	---	---
Other liabilities	836	---	---	2,055	---	---	2,882	---	---
TOTAL LIABILITIES	665,837	7,501	1.13	656,022	9,943	1.52	582,761	11,285	1.94
Stockholders’ equity	98,787	---	---	82,581	---	---	49,897	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$764,624	7,501	0.98	$738,603	9,943	1.35	$632,658	11,285	1.78
Net interest income		$28,790			$29,022			$23,763
Interest rate spread (4)			3.85%			3.90%			3.71%
Net interest margin (5)			4.02%			4.12%			3.92%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	116.68%			115.19%				111.29%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are included in average loans.
(2)	Includes FHLB stock, FRB stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2013	2013	2012	2011
Weighted-average yield on loan portfolio	5.04%	5.54%	6.50%	6.41%
Weighted-average yield on mortgage-backed securities	1.82	1.99	4.58	4.83
Weighted-average yield on investment securities (1)	2.29	2.43	2.83	3.18
Weighted-average yield on other interest-earning assets	0.39	0.41	0.29	0.35
Weighted-average yield on all interest-earning assets	4.83	5.07	5.53	5.78
Weighted-average rate paid on deposits	0.90	1.11	1.51	1.96
Weighted-average rate paid on securities sold under
agreements to repurchase	0.58	0.74	0.87	0.99
Weighted-average rate paid on FHLB advances	3.94	3.29	4.03	4.19
Weighted-average rate paid on subordinated debt	3.02	3.15	3.21	3.15
Weighted-average rate paid on all interest-bearing liabilities	1.03	1.22	1.63	2.07
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.81	3.85	3.90	3.71
Net interest margin (net interest income as a percentage of average interest-earning assets)	4.01	4.02	4.12	3.92
________________
(1)           Includes Federal Home Loan Bank, Federal Reserve Bank stock.

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

	Years Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to				Years Ended June 30, 2012 Compared to 2011 Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(5,369)	$3,925	$(550)	$(1,994)	$453	$3,582	$49	$4,084
Mortgage-backed securities	(523)	(139)	78	(584)	(71)	(401)	20	(452)
Investment securities (2)	(210)	293	(36)	47	(142)	381	(44)	195
Other interest-earning deposits	87	(164)	(66)	(143)	(20)	136	(25)	90
Total net change in income on
interest-earning assets	(6,015)	3,915	(574)	(2,674)	220	3,698	---	3,918
Interest-bearing liabilities:
Deposits	(2,172)	104	(101)	(2,169)	(2,216)	1,717	(471)	(970)
Securities sold under
agreements to repurchase	(35)	4	(2)	(33)	(35)	(23)	3	(55)
Subordinated debt	(4)	---	(1)	(5)	4	---	1	5
FHLB advances	(227)	(10)	3	(234)	(59)	(272)	10	(321)
Total net change in expense on
interest-bearing liabilities	(2,438)	98	(101)	(2,442)	(2,306)	1,422	(457)	(1,341)
Net change in net interest income	$(3,577)	$3,817	$(473)	$(233)	$2,526	$2,276	$457	$5,259
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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2013, fixed rate residential loan originations totaled $15.3 million (of which $7.6 million was originated for sale into the secondary market), compared to $21.6 million during the prior year. At June 30, 2013, the fixed-rate residential loan portfolio totaled $111.5 million, with a weighted average maturity of 184 months, compared to $105.2 million with a weighted average maturity of 176 months at June 30, 2012. The Company originated $40.4 million (of which $58,000 was originated for sale into the secondary market) in adjustable rate residential loans during the fiscal year ended June 30, 2013, compared to $25.8 million during the prior fiscal year. At June 30, 2013, fixed rate loans with remaining maturities in excess of 10 years totaled $55.0 million, or 8.5%, of loans receivable, compared to $70.5 million, or 12.1%, of loans receivable, at June 30, 2012. The Company originated $79.3 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2013, compared to $74.2 million during the prior fiscal year. The Company also originated $54.6 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2013, compared to $39.3 million during the prior year. At June 30, 2013, adjustable-rate home equity lines of credit had decreased to $15.8 million, compared to $15.9 million as of June 30, 2012. At June 30, 2013, the Company’s weighted average life of its investment portfolio was 4.1 years , compared to 3.1 years at June 30, 2012. At June 30, 2013, CDs with original terms of two years or more totaled $111.2 million, compared to $74.3 million at June 30, 2012.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2013 and 2012, management’s estimates of the projected changes in net portfolio value in the event of 1%, 2% and 3%, instantaneous, permanent increases or decreases in market interest rates.

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

June 30, 2013
Change in Rates		Net Portfolio			NPV as % of PV of Assets
		$ Amount	$ Change	% Change	NPV Ratio	Change
		(dollars in thousands)
+300 bp		$93,468	$(12,328)	(12)	11.70%	-1.26%
+200 bp		97,693	(8,104)	(8)	12.15%	-0.82%
+100 bp		101,241	(4,555)	(4)	12.50%	-0.46%
0 bp		105,796	---	---	12.96%	0.00%
-100 bp		110,740	4,944	5	13.49%	0.52%
-200 bp		115,237	9,440	9	13.96%	0.99%
-300 b[		120,167	14,371	14	14.47%	1.51%

June 30, 2012
Change in Rates		Net Portfolio			NPV as % of PV of Assets
		$ Amount	$ Change	% Change	NPV Ratio	Change
		(dollars in thousands)
+300 bp	bp	$87,871	$(8,909)	(9)	11.60%	-1.02%
+200 bp	bp	91,106	(5,674)	(6)	11.99%	-0.63%
+100 bp	bp	93,831	(2,949)	(3)	12.29%	-0.33%
0 bp	bp	96,780	---	---	12.62%	0.00%
-100 bp	bp	99,147	2,367	2	12.88%	0.25%
-200 bp	bp	102,753	5,973	6	13.28%	0.66%
-300 bp	bp	106,045	9,266	10	13.65%	1.02%

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
     and Stockholders
 Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. ("Company") as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

St. Louis, Missouri
September 24, 2013

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2013 AND 2012
Southern Missouri Bancorp, Inc.

	2013	2012

Assets
Cash and cash equivalents	$12,788,950	$33,421,099
Interest-bearing time deposits	980,000	1,273,000
Available for sale securities (Note 2)	80,004,226	75,126,845
Stock in FHLB of Des Moines	2,006,600	2,018,200
Stock in Federal Reserve Bank of St. Louis	1,004,450	1,001,050
Loans receivable, net of allowance for loan losses of $8,385,980 and $7,492,054 at June 30, 2013, and June 30, 2012, respectively (Notes 3 and 4)

	647,165,899	583,464,521
Accrued interest receivable	3,969,697	3,694,344
Premises and equipment, net (Note 5)	17,515,834	11,347,064
Bank owned life insurance – cash surrender value	16,467,043	15,957,500
Intangible assets, net	1,040,426	1,457,557
Prepaid expenses and other assets	13,448,115	10,427,788
TOTAL ASSETS	$796,391,240	$739,188,968

Liabilities and Stockholder’s Equity
Deposits (Note 6)	$632,378,933	$584,813,624
Securities sold under agreements to repurchase (Note 7)	27,788,192	25,642,407
Advances from FHLB of Des Moines (Note 8)	24,500,000	24,500,000
Accounts payable and other liabilities	2,149,234	1,662,207
Accrued interest payable	528,528	625,659
Subordinated debt (Note 9)	7,217,000	7,217,000
TOTAL LIABILITIES	694,561,887	644,460,897

Commitments and contingencies (Note 15)	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2013, and June 30, 2012	20,000,000	20,000,000
Common stock, $.01 par value; 4,000,000 shares authorized; 3,294,040 and 3,289,670 shares issued at June 30, 2013 and June 30, 2012, respectively	32,620	32,527
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,752,744	22,479,767
Retained earnings	59,046,139	51,365,401
Treasury stock of 0 and 2,230 shares at June 30, 2013, and June 30, 2012, respectively, at cost	-	(26,315)
Accumulated other comprehensive (loss) income	(178,940)	699,901
TOTAL STOCKHOLDERS’ EQUITY	101,829,353	94,728,071
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$796,391,240	$739,188,968

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
Southern Missouri Bancorp, Inc.

	2013	2012	2011
Interest Income:
Loans	$34,355,076	$36,349,320	$32,265,395
Investment securities	1,528,530	1,482,094	1,286,779
Mortgage-backed securities	341,128	924,771	1,376,856
Other interest-earning assets	66,603	209,119	118,627
TOTAL INTEREST INCOME	36,291,337	38,965,304	35,047,657
Interest Expense:
Deposits	6,073,149	8,243,381	9,213,424
Securities sold under agreements to repurchase	201,662	234,562	290,203
Advances from FHLB of Des Moines	999,046	1,232,919	1,554,344
Subordinated debt	227,127	232,154	226,776
TOTAL INTEREST EXPENSE	7,500,984	9,943,016	11,284,747
NET INTEREST INCOME	28,790,353	29,022,288	23,762,910
Provision for loan losses (Note 3)	1,716,050	1,784,715	2,384,799
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,074,303	27,237,573	21,378,111
Noninterest income:
Deposit account charges and related fees	1,873,125	1,524,733	1,570,096
Bank credit transaction fees	1,186,345	1,109,503	889,176
Loan late charges	239,928	221,550	231,897
Other loan fees	290,017	200,260	196,185
Net realized gains on sale of loans	302,538	315,674	173,168
Bargain purchase gain on acquisitions	-	-	6,996,750
Earnings on bank owned life insurance	509,543	343,031	277,540
Other income	66,774	348,459	167,480
TOTAL NONINTEREST INCOME	4,468,270	4,063,210	10,502,292
Noninterest expense:
Compensation and benefits	10,136,068	9,237,003	7,987,470
Occupancy and equipment, net	2,816,738	2,531,587	2,242,284
Deposit insurance premiums	377,587	375,001	563,751
Legal and professional fees	477,020	442,931	530,133
Advertising	313,025	340,654	262,294
Postage and office supplies	470,497	441,866	362,201
Intangible amortization	417,132	417,131	354,636
Bank card network fees	567,101	567,584	442,775
Other operating expense	1,945,719	2,251,654	1,713,225
TOTAL NONINTEREST EXPENSE	17,520,887	16,605,411	14,458,769
INCOME BEFORE INCOME TAXES	14,021,686	14,695,372	17,421,634
Income Taxes (Note 11)
Current	3,724,085	6,006,254	4,443,982
Deferred	230,386	(1,409,145)	1,507,621
	3,954,471	4,597,109	5,951,603
NET INCOME	$10,067,215	$10,098,263	$11,470,031
Less: charge for early redemption of preferred stock issued at a discount	-	94,365	-
Less: dividend on preferred shares	345,115	424,184	511,814
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,722,100	$9,579,714	$10,958,217

Basic earnings per share available to common stockholders	$2.95	$3.43	$5.25
Diluted earnings per share available to common stockholders	2.88	3.32	5.12
Dividends paid	0.60	0.48	0.48

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
Southern Missouri Bancorp, Inc.

	2013	2012	2011

NET INCOME	$10,067,215	$10,098,263	$11,470,031
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(1,419,554)	327,640	(185,554)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	15,957	(72,626)	97,826
Defined benefit pension plan net gain	5,426	3,622	2,905
Tax benefit (expense)	519,330	(94,355)	32,479
Total other comprehensive (loss) income	(878,841)	164,281	(52,344)
COMPREHENSIVE INCOME	$9,188,374	$10,262,544	$11,417,687

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
Southern Missouri Bancorp, Inc.

			Warrants to	Additional			Accumulated Other	Total
	Preferred		Acquire	Paid-In	Retained		Comprehensive	Stockholders'
	Stock	Common Stock	Common Stock	Capital	Earnings	Treasury Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2010	$9,421,321	$29,572	$176,790	$16,367,698	$33,060,723	$(13,994,870)	$587,964	$45,649,198

Net Income					11,470,031			11,470,031
Change in unrealized gain on available for sale securities							(55,249)	(55,249)
Defined benefit pension plan net gain							2,905	2,905
Dividends paid on common stock ($.48 per share )					(1,004,749)			(1,004,749)
Dividends paid on preferred stock					(477,500)			(477,500)
Accretion of discount on preferred stock	34,314				(34,314)			-
Stock option expense				10,388				10,388
Stock grant expense				13,152				13,152
Tax benefit of stock grants				6,860				6,860
Exercise of stock options				(157,895)		240,625		82,730
Tax benefit of stock options				34,342				34,342
BALANCE AS OF JUNE 30, 2011	9,455,635	29,572	176,790	16,274,545	43,014,191	(13,754,245)	535,620	55,732,108

Net Income					10,098,263			10,098,263
Change in unrealized gain on available for sale securities							160,659	160,659
Defined benefit pension plan net gain							3,622	3,622
Dividends paid on common stock ($.48 per share )					(1,283,928)			(1,283,928)
Dividends paid on preferred stock					(368,760)			(368,760)
Stock option expense				11,860				11,860
Stock grant expense				10,711				10,711
Tax benefit of stock grants				3,135				3,135
Treasury stock issued						13,700,155		13,700,155
Exercise of stock options				(4,930)		27,775		22,845
Redemption of preferred stock	(9,550,000)							(9,550,000)
Common stock issued		2,955		6,211,238				6,214,193
Preferred stock issued	20,000,000			(26,792)				19,973,208
Accretion of discount on preferred stock	94,365				(94,365)			-
BALANCE AS OF JUNE 30, 2012	20,000,000	32,527	176,790	22,479,767	51,365,401	(26,315)	699,901	94,728,072

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
Southern Missouri Bancorp, Inc.

			Warrants to	Additional			Accumulated Other	Total
	Preferred		Acquire	Paid-In	Retained		Comprehensive	Stockholders'
	Stock	Common Stock	Common Stock	Capital	Earnings	Treasury Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2012	20,000,000	32,527	176,790	22,479,768	51,365,401	(26,315)	699,901	94,728,072

Net Income					10,067,215			10,067,215
Change in unrealized gain (loss) on available for sale securities							(884,267)	(884,267)
Defined benefit pension plan net gain							5,426	5,426
Dividends paid on common stock ($.60 per share )					(1,974,924)			(1,974,924)
Dividends paid on preferred stock					(411,553)			(411,553)
Stock option expense				14,190				14,190
Stock grant expense				171,999				171,999
Tax benefit of stock grant				12,677				12,677
Exercise of stock options		43		74,160		26,315		100,518
Common stock issued		50		(50)				-
BALANCE AS OF JUNE 30, 2013	$20,000,000	$32,620	$176,790	$22,752,744	$59,046,139	$-	$(178,940)	$101,829,353

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
Southern Missouri Bancorp, Inc.

	2013	2012	2011
Cash Flows From Operating Activities:
NET INCOME	$10,067,215	$10,098,263	$11,470,031
Items not requiring (providing) cash:
Depreciation	1,151,199	937,647	733,131
Loss on disposal of fixed assets	100,895	-	-
Stock option and stock grant expense	198,866	25,705	64,742
Loss (gain) on sale of foreclosed assets	69,346	(23,089)	71,964
Amortization of intangible assets	417,132	417,131	354,636
Increase in cash surrender value of bank owned life insurance	(509,543)	(343,031)	(277,540)
Provision for loan losses	1,716,050	1,784,715	2,384,799
Amortization of premiums and discounts on securities	607,562	389,958	258,606
Bargain purchase gain on acquisition	-	-	(6,996,750)
Decrease (increase) deferred income taxes	230,386	(1,409,145)	1,507,621
Originations of loans held for sale	(7,669,380)	(8,345,902)	(6,687,924)
Proceeds from sales of loans held for sale	7,405,403	7,974,128	6,543,552
Gains on sales of loans held for sale	(302,538)	(315,674)	(173,168)
Changes in:
Accrued interest receivable	(275,353)	105,591	100,525
Prepaid expenses and other assets	1,383,306	1,098,761	662,040
Accounts payable and other liabilities	762,306	(4,835,162)	4,248,091
Accrued interest payable	(97,131)	(208,685)	(107,241)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,255,721	7,351,211	14,157,115

Cash flows from investing activities:
Net increase in loans	(68,738,090)	(28,632,405)	(26,488,788)
Net cash received in acquisitions	-	-	38,249,286
Net change in interest-bearing deposits	293,000	(481,000)	-
Proceeds from maturities of available for sale securities	33,198,504	39,251,480	26,595,224
Proceeds from maturities of interest-bearing time deposits	-	-	297,000
Net redemptions of Federal Home Loan Bank stock	11,600	351,000	1,020,900
Net purchases of Federal Reserve Bank of Saint Louis stock	(3,400)	(282,300)	(135,650)
Purchases of available-for-sale securities	(40,087,044)	(51,186,068)	(23,303,316)
Purchases of premises and equipment	(7,556,825)	(4,227,182)	(1,139,257)
Purchases of bank owned life insurance	-	(7,500,000)	-
Investments in state & federal tax credits	(2,744,436)	(686,109)	(2,138,984)
Proceeds from sale of fixed assets	135,961	-	-
Proceeds from sale of foreclosed assets	2,177,725	783,889	724,667
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(83,313,005)	(52,608,695)	13,681,082

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	6,637,811	57,996,020	39,133,943
Net increase (decrease) in certificates of deposits	40,927,498	(33,333,213)	(32,714,693)
Net increase (decrease) in securities sold under agreements to repurchase	2,145,785	412,356	(5,138,697)
Proceeds from Federal Home Loan Bank advances	92,285,000	-	-
Repayments of Federal Home Loan Bank advances	(92,285,000)	(9,000,000)	(27,206,803)
Preferred stock issued	-	19,973,208	-
Redemption of preferred stock	-	(9,550,000)	-
Common stock issued	-	19,914,349	-
Exercise of stock options	100,518	22,845	82,730
Dividends paid on preferred stock	(411,553)	(368,760)	(477,500)
Dividends paid on common stock	(1,974,924)	(1,283,928)	(1,004,749)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,425,135	44,782,877	(27,325,769)

(Decrease) increase in cash and cash equivalents	(20,632,149)	(474,607)	512,428
Cash and cash equivalents at beginning of period	33,421,099	33,895,706	33,383,278

Cash and cash equivalents at end of period	$12,788,950	$33,421,099	$33,895,706

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$3,690,950	$1,149,502	$896,875
Conversion of foreclosed real estate to loans	68,400	651,550	157,500
Conversion of loans to repossessed assets	264,627	148,720	396,229

Cash paid during the period for:
Interest (net of interest credited)	$2,504,600	$2,862,935	$3,079,647
Income taxes	2,736,084	6,946,830	1,947,171

See accompanying notes to consolidated financial statements.

> NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS <
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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $9,458,219 and $31,047,957 at June 30, 2013 and 2012, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits. Interest-bearing deposits in banks mature within three years and are carried at cost.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  As a result of this guidance, the Company’s consolidated balance sheet for the dates presented reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans (“purchased credit impaired loans”), the Company recorded a fair value discount and began carrying them at book value less their face amount (see Note 4). For these loans, we determined the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the “undiscounted expected cash flows”). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated decrease the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Depreciation is computed by use of straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are generally seven to forty years for premises, three to seven years for equipment, and three years for software.

Intangible Assets. The Company’s gross amount of intangible assets at June 30, 2013 and 2012 was $4.3 million and $4.5 million, respectively, with accumulated amortization of $3.3 million and $3.0 million, respectively. The Company’s intangible assets are being amortized over periods ranging from five to fifteen years, with amortization expense expected to be approximately $417,000 in fiscal 2014,  $383,000 in fiscal 2015, and $114,000 in fiscal 2016.

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

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, “Share-Based Payment.”  Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to additional paid in capital.

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

Stock Options. Compensation cost is measured based on the grant-date fair value of the equity instruments issued, and recognized over the vesting period during which an employee provides service in exchange for the award.

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options and warrants) outstanding during each year.

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

Reclassification. Certain amounts included in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments will be effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption is not expected to have a significant effect on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting From Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” to amend Topic 405, Liabilities, to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, expect for obligations addressed within existing guidance in U.S. GAAP.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors.  The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation.  The ASU is effective for fiscal years beginning after December 31, 2013.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU will be effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities,” to amend Topic 210, Balance Sheet, to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities,” to clarify the scope of transactions that are subject to offsetting, to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$22,972,073	$2,590	$(566,778)	$22,407,885
Obligations of states and political subdivisions	38,135,005	1,432,739	(244,437)	39,323,307
FHLMC preferred stock	-	-	-	-
Other securities	2,638,303	37,328	(1,116,652)	1,558,979
TOTAL DEBT AND EQUITY SECURITIES	63,745,381	1,472,657	(1,927,867)	63,290,171

Mortgage-backed securities
FHLMC certificates	3,404,901	136,052	(31,499)	3,509,454
GNMA certificates	69,895	1,895	-	71,790
FNMA certificates	2,700,570	145,206	-	2,845,776
CMOs issues by government agencies	10,404,445	59,985	(177,395)	10,287,035
TOTAL MORTGAGE-BACKED SECURITIES	16,579,811	343,138	(208,894)	16,714,055
TOTAL	$80,325,192	$1,815,795	$(2,136,761)	$80,004,226

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	18,046,654	53,348	(384)	18,099,618
Obligations of states and political subdivisions	34,656,284	1,823,625	(98,656)	36,381,253
FHLMC preferred stock	-	-	-	-
Other securities	2,646,719	14,310	(1,267,772)	1,393,257
TOTAL DEBT AND EQUITY SECURITIES	55,349,657	1,891,283	(1,366,812)	55,874,128

Mortgage-backed securities
FHLMC certificates	3,420,821	245,143	-	3,665,964
GNMA certificates	79,088	1,489	-	80,577
FNMA certificates	4,437,325	256,343	-	4,693,668
CMOs issues by government agencies	10,757,324	63,045	(7,861)	10,812,508
TOTAL MORTGAGE-BACKED SECURITIES	18,694,558	566,020	(7,861)	19,252,717
TOTAL	$74,044,215	$2,457,303	$(1,374,673)	$75,126,845

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$436,500	$436,722
After one year but less than five years	11,417,112	11,465,470
After five years but less than ten years	27,485,484	27,326,875
After ten years	24,406,285	24,061,104
Total investment securities	63,745,381	63,290,171
Mortgage-backed securities	16,579,811	16,714,055
Total investments and mortgage-backed securities	$80,325,192	$80,004,226

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $61.7 million and $64.5 million at June 30, 2013 and 2012, respectively.

No gains or losses resulted from sales of available-for-sale securities in 2013, 2012, or 2011.

With the exception of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2013.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013, was $37.4 million, which is approximately 46.8% of the Company’s available for sale investment portfolio, as compared to $8.8 million or approximately 11.6% of the Company’s available for sale investment portfolio at June 30, 2012. Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and 2012.

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$20,397,826	$566,778	$-	$-	$20,397,826	$566,778
Mortgage-backed securities	3,052,113	206,713	2,403,467	2,181	5,455,580	208,894
Other securities	-	-	445,777	1,116,652	445,777	1,116,652
Obligations of state and political subdivisions	8,588,542	173,966	2,525,673	70,471	11,114,215	244,437
Total investments and mortgage-backed securities	$32,038,481	$947,457	$5,374,917	$1,189,304	$37,413,398	$2,136,761

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$999,616	$384	$-	$-	$999,616	$384
Mortgage-backed securities	1,943,968	7,861	-	-	1,943,968	7,861
Other securities	-	-	282,639	1,267,772	282,639	1,267,772
Obligations of state and political subdivisions	5,525,825	98,656	-	-	5,525,825	98,656
Total investments and mortgage-backed securities	$8,469,409	$106,901	$282,639	$1,267,772	$8,752,048	$1,374,673

The unrealized losses on the Company’s investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Other securities.  At June 30, 2013, there were four pooled trust preferred securities with an estimated fair value of $446,000 and unrealized losses of $1.1 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The June 30, 2013, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments by June 2014 by all fixed-rate issuers of asset size greater than $15 billion, and by all variable rate issuers with spreads of greater than 250 basis points, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments by June 2014 by smaller, profitable, and well-capitalized issuers with fixed rate coupons in excess of 8%; and other prepayments of 1% every year thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 8 to 61 percent on currently deferred issuers within the next six months; new defaults of 2% annually for the next two years; annual defaults of 36 basis points thereafter; and recoveries of 10% of new defaults.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of one to eight years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009.  At June 30, 2013, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments by June 2014 by all fixed-rate issuers of asset size greater than $15 billion, and by all variable rate issuers with spreads of greater than 250 basis points, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments by June 2014 by smaller, profitable, and well-capitalized issuers with fixed rate coupons in excess of 8%; and other prepayments of 1% every year thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 72% on currently deferred issuers within the next six months; no net new deferrals for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.   This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of two years. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at June 30, 2013.

The Company does not believe any other individual unrealized loss as of June 30, 2013, represents OTTI. However, given the recent disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value when the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2013 and 2012.
	Accumulated Credit Losses
	Period Ended June 30,
	2013	2012
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	June 30, 2013	June 30, 2012
Real Estate Loans:
Residential	$233,888,442	$201,012,698
Construction	30,724,858	40,181,979
Commercial	242,303,922	200,957,429
Consumer loans	28,414,878	28,985,905
Commercial loans	130,868,484	137,004,222
	666,200,584	608,142,233
Loans in process	(10,792,041)	(17,370,404)
Deferred loan fees, net	143,336	184,746
Allowance for loan losses	(8,385,980)	(7,492,054)
Total loans	$647,165,899	$583,464,521

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

Residential Mortgage Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences.  This category includes both fixed-rate and adjustable-rate mortgage (“ARM”) loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied.  Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property.  Substantially all of the one- to four-family residential mortgage originations in the Company’s portfolio are located within the Company’s primary lending area.

The Company also originates loans secured by multi-family residential properties that are generally located in the Company’s primary lending area.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 20 years, with balloon maturities typically up to five years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area.  Approximately $48.8 million of our $242.3 million in commercial real estate loans are secured by properties located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At June 30, 2013, construction loans outstanding included 29 loans, totaling $6.9 million, for which a modification had been agreed to; At June 30, 2012, construction loans outstanding included 18 loans, totaling $11.0 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2013 and 2012, and activity in the allowance for loan losses for the fiscal years ended June 30, 2013, 2012, and 2011.

	Residential	Construction	Commercial
June 30, 2013	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Provision charged to expense	472,183	64,481	1,033,791	19,437	126,158	1,716,050
Losses charged off	(301,836)	(35,351)	(422,071)	(47,106)	(49,431)	(855,795)
Recoveries	4,282	363	4,984	15,738	8,304	33,671
Balance, end of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8 ,385,980
Ending Balance: individually evaluated for impairment	$-	$-	$85,000	$-	$-	$85,000
Ending Balance: collectively evaluated for impairment	$1,809,975	$272,662	$3,517,542	$471,666	$1,671,646	$7,743,491
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$557,489

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$144,328	$-	$-	$144,328
Ending Balance: collectively evaluated for impairment	$232,186,722	$19,932,817	$240,888,891	$28,414,878	$129,735,511	$651,158,819
Ending Balance: loans acquired with deteriorated credit quality	$1,701,720	$-	$1,270,703	$-	$1,132,973	$4,105,396

	Residential	Construction	Commercial
June 30, 2012	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$6,438,451
Provision charged to expense	108,318	49,276	354,814	223,046	1,049,261	1,784,715
Losses charged off	(98,189)	-	(40,888)	(195,311)	(435,770)	(770,158)
Recoveries	6,932	1,141	430	14,655	15,888	39,046
Balance, end of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,635,346	$243,169	$2,632,679	$483,597	$1,767,967	$6,762,758
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$5,344	$-	$376,137	$381,481

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$976,881	$-	$-	$976,881
Ending Balance: collectively evaluated for impairment	$199,514,689	$22,811,575	$198,296,430	$28,985,905	$135,649,513	$585,258,112
Ending Balance: loans acquired with deteriorated credit quality	$1,498,009	$-	$1,684,118	$-	$1,354,709	$4,536,836

	Residential	Construction	Commercial
June 30, 2011	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$902,122	$198,027	$1,605,218	$473,064	$1,330,180	$4,508,611
Provision charged to expense	871,114	127,312	1,125,231	15,761	245,381	2,384,799
Losses charged off	(157,587)	(157,711)	(59,955)	(66,250)	(67,488)	(508,991)
Recoveries	2,636	25,124	988	18,632	6,652	54,032
Balance, end of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$6,438,451

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2013 and 2012.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	Residential	Construction	Commercial
June 30, 2013	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$231,230,256	$19,932,817	$237,131,788	$28,252,411	$129,782,625
Watch	1,881,836	-	1,594,368	41,463	55,858
Special Mention	-	-	-	-	-
Substandard	776,350	-	3,577,766	121,004	1,030,001
Doubtful	-	-	-	-	-
Total	$233,888,442	$19,932,817	$242,303,922	$28,414,878	$130,868,484

	Residential	Construction	Commercial
June 30, 2012	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$198,847,363	$22,811,575	$194,280,920	$28,967,594	$129,572,873
Watch	1,561,263	-	149,940	-	5,398,255
Special Mention	-	-	-	-	-
Substandard	604,072	-	6,526,569	18,311	2,033,094
Doubtful	-	-	-	-	-
Total	$201,012,698	$22,811,575	$200,957,429	$28,985,905	$137,004,222

The above amounts include purchased credit impaired loans.  At June 30, 2013, these loans comprised $1.7 million of credits rated “Pass”; $0 of credits rated “Special Mention”, $1.8 million of credits rated “Substandard” and $0 of credits rated “Doubtful”.  At June 30, 2012, these loans comprised $1.5 million of credits rated “Pass”; $0 of credits rated “Special Mention”; $3.0 million of credits rated “Substandard”; and $0 of credits rated “Doubtful”.

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

Special Mention – Loans classified as special mention exhibit signs of further deterioration but still generally make payments within 30 days.  This is a transitional rating and loans should typically not be rated Special Mention for more than 12 months.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2013 and 2012.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90 Days
June 30, 2013	Past Due	Past Due	90 Days	Past Due	Current	Receivable	& Accruing

Real Estate Loans:
Residential	$369,898	$66,213	$102,498	$538,609	$233,349,833	$233,888,442	$-
Construction	-	-	-	-	19,932,817	19,932,817	-
Commercial	-	-	225,099	225,099	242,078,823	242,303,922	-
Consumer loans	239,323	42,924	12,275	294,522	28,120,356	28,414,878	-
Commercial loans	63,394	-	18,266	81,660	130,786,824	130,868,484	-
Total loans	$672,615	$109,137	$358,138	$1,139,890	$654,268,653	$655,408,543	$-

	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90 Days
June 30, 2012	Past Due	Past Due	90 Days	Past Due	Current	Receivable	& Accruing

Real Estate Loans:
Residential	$310,046	$66,586	$59,142	$435,774	$200,576,924	$201,012,698	$-
Construction	-	-	-	-	22,811,575	22,811,575	-
Commercial	176,642	41,187	796,794	1,014,623	199,942,806	200,957,429	-
Consumer loans	78,762	-	-	78,762	28,907,143	28,985,905	-
Commercial loans	694,044	-	80,000	774,044	136,230,178	137,004,222	-
Total loans	$1,259,494	$107,773	$935,936	$2,303,203	$588,468,626	$590,771,829	$-

At June 30, 2013, and June 30, 2012, there were no purchased credit impaired loans that were past due.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings (TDRs) where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2013 and 2012.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	June 30, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	-	-	-
Commercial real estate	3,115,324	3,167,982	-
Consumer loans	-	-	-
Commercial loans	387,167	391,759	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	144,328	144,328	85,000
Consumer loans	-	-	-
Commercial loans	755,883	1,325,760	557,489
Total:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,259,652	$3,312,310	$85,000
Consumer loans	$-	$-	$-
Commercial loans	$1,143,050	$1,717,519	$557,489

	June 30, 2012
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,531,881	$2,160,350	$-
Construction real estate	-	-	-
Commercial real estate	2,563,744	2,935,620	-
Consumer loans	-	-	-
Commercial loans	845,692	868,844	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	982,884	1,014,082	353,159
Consumer loans	-	-	-
Commercial loans	930,123	1,500,000	376,137
Total:
Residential real estate	$1,531,881	$2,160,350	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,546,628	$3,949,702	$353,159
Consumer loans	$-	$-	$-
Commercial loans	$1,775,815	$2,368,844	$376,137

The above amounts include purchased credit impaired loans.  At June 30, 2013, these loans comprised of $3.3 million of impaired loans without a specific valuation allowance; $756,000 with a specific valuation allowance, and $4.1 million of total impaired loans.  At June 30, 2012, these loans comprised $3.6 million of impaired loans without a specific valuation allowance; $935,000 of impaired loans with a specific valuation allowance, and $4.5 million of total impaired loans.  The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2013
	(in thousands)
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,629	$375
Construction Real Estate	-	-
Commercial Real Estate	2,069	254
Consumer Loans	-	-
Commercial Loans	1,273	91
Total Loans	$4,971	$720

	Fiscal 2012
	(in thousands)
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,667	$311
Construction Real Estate	-	-
Commercial Real Estate	2,949	638
Consumer Loans	-	-
Commercial Loans	2,155	1,265
Total Loans	$6,771	$2,214

	Fiscal 2011
	(in thousands)
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$981	$105
Construction Real Estate	-	-
Commercial Real Estate	2,758	220
Consumer Loans	-	-
Commercial Loans	2,283	212
Total Loans	$6,022	$537

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2013, 2012, and 2011 was immaterial.

For the fiscal years ended June 30, 2013, 2012, and 2011, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $391,000, $1.4 million, and $95,000, respectively.

The following table presents the Company’s nonaccrual loans at June 30, 2013 and 2012.  This table includes purchased credit impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	June 30, 2013	June 30, 2012
Residential real estate	$413,924	$395,374
Construction real estate	-	-
Commercial real estate	156,856	976,881
Consumer loans	24,699	15,971
Commercial loans	841,924	1,010,123
Total loans	$1,437,403	$2,398,349

The above amounts include purchased credit impaired loans.  At June 30, 2013 and 2012, these loans comprised $756,000 and $930,000 of nonaccrual loans, respectively.

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

At June 30, 2013, and June 30, 2012, the Company had $2.9 million and $3.1 million, respectively, of commercial real estate loans, $1.0 million and $1.7 million, respectively, of commercial loans, and $1.7 million and $40,000, respectively, of conventional real estate loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2013, and June 30, 2012, were so classified due to interest rate concessions.  During the previous twelve months, two commercial real estate loans totaling $253,000 and one commercial loan totaling $10,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2013 and June 30, 2012 segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2013
	Number of	Recorded
	modifications	Investment
Residential real estate	6	$1,663,477
Construction real estate	-	-
Commercial real estate	11	2,856,884
Consumer loans	-	-
Commercial loans	3	363,020
Total	20	$4,883,381

	June 30, 2012
	Number of	Recorded
	modifications	Investment
Residential real estate	2	$39,835
Construction real estate	-	-
Commercial real estate	10	2,290,986
Consumer loans	-	-
Commercial loans	6	807,386
Total	18	$3,138,207

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2013 and 2012, respectively:

	June 30,
	2013	2012
Beginning Balance	$11,124,399	$10,229,780
Additions	536,152	1,483,001
Repayments	(1,342,076)	(588,382)
Ending Balance	$10,318,475	$11,124,399

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2013. The amount of these loans is shown below:

	June 30,
	2013	2012
Real Estate Loans:
Residential	$2,096,135	$2,126,478
Construction	-	-
Commercial	1,323,361	2,087,192
Consumer loans	-	-
Commercial loans	1,707,442	1,947,738
Outstanding balance	$5,126,938	$6,161,408
Carrying amount, net of fair value adjustment of $1,021,542 and $1,624,572 at 2013 and 2012, respectively	$4,105,396	$4,536,836

Accretable yield, or income expected to be collected, is as follows:

	June 30,
	2013	2012
Balance at beginning of period	$489,356	$792,942
Additions	-	-
Accretion	(285,920)	(1,515,270)
Reclassification from nonaccretable difference	595,353	1,211,684
Disposals	-	-
Balance at end of period	$798,789	$489,356

During the fiscal years ended June 30, 2013 and 2012, the Company increased the allowance for the loan losses by a charge to the income statement of $181,000 and $381,000, respectively, related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $5,000 and $105,000, respectively, was reversed.

NOTE 5:  Premises and Equipment

           Following is a summary of premises and equipment:

	June 30,
	2013	2012
Land	$3,850,598	$3,255,867
Buildings and improvements	15,318,307	9,523,450
Furniture, fixtures, and equipment	7,540,339	7,280,566
Automobiles	70,590	70,590
	26,779,834	20,130,473
Less: accumulated depreciation	9,264,000	8,783,410
	$17,515,834	$11,347,063

NOTE 6:  Deposits

Deposits are summarized as follows:
	June 30,
	2013	2012

Non-interest bearing accounts	$45,441,845	$54,812,645
NOW accounts	208,047,966	193,870,344
Money market deposit accounts	22,274,947	18,099,265
Savings accounts	84,372,522	86,717,214
TOTAL NON-MATURITY DEPOSITS	360,137,280	353,499,468

Certificates
0.00-.99%	129,001,095	59,459,416
1.00-1.99%	98,756,575	106,609,956
2.00-2.99%	24,345,200	37,863,634
3.00-3.99%	19,431,132	24,185,741
4.00-4.99%	707,652	2,499,301
5.00-5.99%	-	696,106
TOTAL CERTIFICATES	272,241,653	231,314,155
TOTAL DEPOSITS	$632,378,933	$584,813,623

The aggregate amount of deposits with a minimum denomination of $100,000 was $335,925,226 and $313,814,344 at June 30, 2013 and 2012, respectively.

Certificate maturities are summarized as follows:

June 30, 2013
July 1, 2013 to June 30, 2014	$160,998,469
July 1, 2014 to June 30, 2015	55,178,265
July 1, 2015 to June 30, 2016	26,970,008
July 1, 2016 to June 30, 2017	12,223,141
July 1, 2017 to June 30, 2018	16,871,770
Thereafter	-
TOTAL	$272,241,653

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2013 and 2012 totaled approximately $1.9 million and $1.7 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days. The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

The market value of the securities underlying the agreements at June 30, 2013 and 2012, was $30.2 and $28.3 million, respectively. The securities sold under agreements to repurchase are under the Company’s control.
	June 30,
	2013	2012
Year-end balance	$27,788,192	$25,642,407
Average balance during the year	27,359,043	26,955,690
Maximum month-end balance during the year	30,945,264	29,949,413
Average interest during the year	0.74%	0.87%
Year-end interest rate	0.58%	0.77%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Call Date or Quarterly	Interest	June 30,
Maturity	Thereafter	Rate	2013	2012
11/29/16	8/29/2013	3.88%	$5,000,000	$5,000,000
11/29/16	8/29/2013	4.36%	5,000,000	5,000,000
11/20/17	8/20/2013	3.82%	3,000,000	3,000,000
11/29/17	8/29/2013	4.01%	2,500,000	2,500,000
08/14/18	8/14/2013	3.48%	4,000,000	4,000,000
08/14/18	8/14/2013	3.98%	5,000,000	5,000,000
		TOTAL	$24,500,000	$24,500,000
Weighted-average rate			3.94%	3.94%

In addition to the above advances, the Bank had an available line of credit amounting to $188,696,000 and $153,381,000, with the FHLB at June 30, 2013 and 2012, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank’s line of credit, loans totaling $311.5 and $268.9 million, respectively, were pledged to the FHLB at June 30, 2013 and 2012, respectively. The principal maturities of FHLB advances at June 30, 2013, are below:

FHLB Advance Maturities	June 30, 2013
July 1, 2013 to June 30, 2014	$-
July 1, 2014 to June 30, 2015	-
July 1, 2015 to June 30, 2016	-
July 1, 2016 to June 30, 2017	10,000,000
July 1, 2017 to June 30, 2018	5,500,000
July 1, 2018 to thereafter	9,000,000
TOTAL	$24,500,000

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

NOTE 10:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  During fiscal 2012, the Bank amended the plan to make “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2013, based on financial performance for fiscal 2013.  Total 401(k) expense for fiscal 2013, 2012, and 2011 was $446,000, $413,000, and $385,000, respectively.  At June 30, 2013, 401(k) plan participants held approximately 215,000 shares of the Company’s stock in the plan.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plan (MRP). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2008, the Bank granted 2,500 MRP shares to employees, and during fiscal 2012, the Bank granted 3,036 shares to employees.  The shares granted are in the form of restricted stock vested at the rate of 20% of such shares per year.  During fiscal 2013 and 2012, 607 and 500 MRP shares vested, respectively.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate the MRP plan at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for fiscal 2013, 2012, and 2011, was $13,000, $11,000, and $13,000, respectively.  At June 30, 2013, unvested compensation expense related to the MRP was approximately $52,000.

Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 66,000 shares.  EIP shares are available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee has the power to set vesting requirements for each award under the EIP.  During fiscal 2012, the Company awarded 36,964 shares, in the form of restricted stock, which will vest at the rate of 20% of such shares per year.  During fiscal 2013, 7,393 EIP shares vested.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate EIP awards at any time, and if it does so, any shares not allocated will revert to the Company. The EIP expense for fiscal 2013 was $159,000, with no expense recognized in fiscal 2012 or 2011.  At June 30, 2013, unvested compensation expense related to the EIP was approximately $636,000.

Stock Option Plans. The Company adopted a stock option plan in October 2003.  Under the plan, the Company has granted 116,000 options to employees and directors, of which, 9,100 have been exercised, 22,500 have been forfeited, and 84,400 remain outstanding.  Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares.

As of June 30, 2013, there was $31,000 in remaining unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2013, was $898,000, and the aggregate intrinsic value of stock options exercisable at June 30, 2013, was $784,000. During fiscal 2013, options to purchase 6,600 shares were exercised. The intrinsic value of these options, based on the Company’s closing stock price of $25.67, was $69,000. The intrinsic value of options vested in fiscal 2013, 2012, and 2011 was $65,000, $44,000, and $47,000, respectively.

Changes in options outstanding were as follows:

	2013		2012		2011
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$14.87	91,000	$14.44	87,500	$13.77	105,500
Granted	-	-	22.35	5,000	-	-
Exercised	15.23	(6,600)	15.23	(1,500)	7.52	(11,000)
Forfeited	-	-	-	-	15.23	(7,000)
Outstanding at year-end	$14.84	84,400	$14.87	91,000	$14.44	87,500
Options exercisable at year-end	$14.69	71,400	$14.77	72,000	$14.94	68,500

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal year 2012. (No options were granted in fiscal 2013 or 2011):

	2013	2012	2011
Assumptions:
Expected dividend yield	-	2.15%	-
Expected volatility	-	20.75%	-
Risk-free interest rate	-	2.18%	-
Weighted-average expected life (years)	-	10.00	-
Weighted average fair value of	-	$4.66	-

The table below summarizes information about stock options outstanding under the plan at June 30, 2013:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted
Remaining		Average		Weighted
Contractual	Number	Exercise	Number	Average
Life	Outstanding	Price	Exercisable	Exercise Price
10.6 mo.	34,400	$15.23	34,400	$15.23
15.6 mo.	15,000	15.30	15,000	15.30
26.4 mo.	5,000	14.26	5,000	14.26
64.6 mo.	5,000	12.15	4,000	12.15
78.6 mo.	20,000	12.75	12,000	12.75
100.7 mo.	5,000	22.35	1,000	22.35

NOTE 11:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2009. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:

	June 30, 2013	June 30, 2012
Deferred tax assets:
Provision for losses on loans	$3,545,918	$3,247,995
Accrued compensation and benefits	211,117	171,113
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	150,207	159,613
Unrealized loss on other real estate	31,280	47,600
Unrealized loss on available for sale securities	116,157	-
Total deferred tax assets	4,316,147	3,887,726

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,228,067	893,549
Depreciation	761,389	552,633
Prepaid expenses	151,939	123,704
Unrealized gain on available for sale securities	-	400,554
Other	40,224	69,083
Total deferred tax liabilities	2,370,231	2,228,135

Net deferred tax asset	$1,945,916	$1,659,591

As of June 30, 2013, the Company had approximately $440,000 of federal and state net operating loss carryforwards which were acquired in the July 2009 acquisition of Southern Bank of Commerce. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to the utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	Year ended June 30,
	2013	2012	2011
Tax at statutory rate	$4,767,373	$4,996,427	$5,923,356
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(505,941)	(469,200)	(384,457)
State tax, net of Federal benefit	335,940	368,775	460,690
Cash surrender value of Bank-owned life insurance	(173,245)	(116,631)	(94,364)
Tax credit benefits	(341,755)	(236,451)	(119,901)
Other, net	(127,901)	54,189	166,279
ACTUAL PROVISION	$3,954,471	$4,597,109	$5,951,603

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

NOTE 12:  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:
	June 30,
	2013	2012
Net unrealized gain (loss) on securities available-for-sale	$(244,002)	$1,175,552
Net unrealized gain (loss) on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	(76,964)	(92,921)
Unrealized gain from defined benefit pension plan	23,250	17,824
	(297,716)	1,100,455
Tax effect	118,776	(400,554)
Net of tax amount	$(178,940)	$699,901

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of June 30, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2013, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$115,972	18.70%	$49,608	8.00%	n/a	n/a
Southern Bank	$92,618	15.10%	$49,059	8.00%	$61,324	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	108,208	17.45%	24,804	4.00%	n/a	n/a
Southern Bank	84,938	13.85%	24,529	4.00%	36,794	6.00%
Tier I Capital (to Average Assets)
Consolidated	108,208	13.73%	31,524	4.00%	n/a	n/a
Southern Bank	84,938	10.87%	31,250	4.00%	39,063	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$106,796	19.08%	$44,772	8.00%	n/a	n/a
Southern Bank	$83,992	15.21%	$44,170	8.00%	$55,213	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	99,788	17.83%	22,386	4.00%	n/a	n/a
Southern Bank	77,077	13.96%	22,085	4.00%	33,128	6.00%
Tier I Capital (to Average Assets)
Consolidated	99,788	13.47%	29,635	4.00%	n/a	n/a
Southern Bank	77,077	10.52%	29,296	4.00%	36,620	5.00%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2013, approximately $18.8 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

NOTE 14:  Small Business Lending Fund Implemented by the U.S. Treasury

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend rate for the quarter ended June 30, 2013, was 1%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

The Company had total outstanding standby letters of credit amounting to $3,547,000 at June 30, 2013, and $1,140,000 at June 30, 2012, with terms ranging from 12 to 24 months. At June 30, 2013, the Company’s deferred revenue under standby letters of credit agreements was nominal.

    Off-balance-sheet and Credit Risk. The Company’s Consolidated Financial Statements do not reflect various financial instruments to extend credit to meet the financing needs of its customers.

These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Lines of credit are agreements to lend to a customer as long as there is no violation    of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

The Company had $97.3 million in commitments to extend credit at June 30, 2013, and $100.4 million at June 30, 2012.

At June 30, 2013, total commitments to originate fixed-rate loans with terms in excess of one year were $9.2 million at rates ranging from 2.95% to 8.00%, with a weighted-average rate of 4.6%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri and Arkansas.  Although the Company has a diversified portfolio, loans aggregating $252.7 million at June 30, 2013, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

NOTE 16:  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
	2013	2012	2011
Net income	$10,067,215	$10,098,263	$11,470,031
Less: Charge for early redemption of preferred stock issued at discount	-	94,365	-
Less: Effective dividend on preferred shares	345,115	424,184	511,814
Net income available to common stockholders	$9,722,100	$9,579,714	$10,958,217

Denominator for basic earnings per share -
Weighted-average shares outstanding	3,291,440	2,796,279	2,088,833
Effect of dilutive securities	84,113	92,634	52,258
Denominator for diluted earnings per share	3,375,553	2,888,913	2,141,091

Basic earnings per share available to common stockholders	$2.95	$3.43	$5.25
Diluted earnings per share available to common stockholders	$2.88	$3.32	$5.12

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

The following table summarizes the assets acquired and liabilities assumed at the acquisition date.

Fair Value of Consideration Transferred
Equity position of target at closing			$(2,453,832)
Asset discount bid			(17,500,000)
Deposit premium bid			224,028
Total cash (to) from buyer			$(19,729,804)

Recognized amounts of identifiable assets	Acquired from	Fair Value
acquired and liabilities assumed	the FDIC	Adjustments	As Recorded
Cash and cash equivalents	$18,519,482	$-	$18,519,482
Loans	124,409,033	(9,801,830)	114,607,203
Premises and equipment	1,159	-	1,159
Identifiable intangible assets	-	624,952	624,952
Other	1,680,991	-	1,680,991

Deposits	(130,314,617)	(524,043)	(130,838,660)
Long-term debt	(16,658,022)	(548,781)	(17,206,803)
Other	(91,858)	(29,520)	(121,378)

Total identifiable net assets	$(2,453,832)	$(10,279,222)	$(12,733,054)

Bargain purchase gain			$(6,996,750)

For the fiscal year ended June 30, 2011, the acquired business contributed revenues (net interest income and noninterest income) of $3.0 million, and earnings, net of tax of $1.0 million to the Company.  The figure reported for earnings does not include additional administrative expenses incurred by the Company that could be attributed to growth resulting from the acquisition.  The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on July 1, 2010:

(dollars in thousands, except EPS)
Pro forma Fiscal Year ended June 30, 2011
Interest income	$38,796
Interest expense	12,597
Net interest income	26,199
Provision for loan losses	2,632
Net interest income after provision for loan losses	23,567
Noninterest income	10,681
Noninterest expense	17,068
Income before taxes	17,180
Income taxes	5,862
Net income	11,318
Less: effective dividend on preferred shares	512
Net income available to common shareholders	$10,806

Basic earnings per common share	$5.17
Diluted earnings per common share	$5.05

The above pro forma summary excludes earnings on investment securities as they were not included with the asset purchase.

The fair value of the assets acquired included loans with a fair value of $114.6 million.  The estimated gross amount due under the contracts was $124.4 million, of which $7.4 million was expected to be uncollectible.  The determination of the initial fair value of assets acquired and liabilities assumed in the transaction involves a high degree of judgment and complexity.  The carrying value of the acquired loans reflect management’s best estimate of the fair value of these assets as of the date of acquisition.  However, the amount that we realize on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and 2012:

	Fair Value Measurements at June 30, 2013, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$22,407,885	$-	$22,407,885	$-
State and political subdivisions	39,323,307	-	39,323,307	-
Other securities	1,558,979	-	1,485,979	73,000
Mortgage-backed GSE residential	16,714,055	-	16,714,055	-

	Fair Value Measurements at June 30, 2012, Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$18,099,618	$-	$18,099,618	$-
State and political subdivisions	36,381,253	-	36,381,253	-
Other securities	1,393,257	-	1,360,657	32,600
Mortgage-backed GSE residential	19,252,717	-	19,252,717	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period year ended June 30, 2013.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the years ended June 30, 2013 and 2012:

	2013	2012
Available-for-sale securities, beginning of year	$32,600	$71,004
Total unrealized gain (loss) included in comprehensive income	40,400	(38,404)
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$73,000	$32,600

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2013 and 2012:

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$378,000	$-	$-	$378,000
Foreclosed and repossessed assets held for sale	3,075,000	-	-	3,075,000

	Fair Value Measurements at June 30, 2012, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$1,214,000	$-	$-	$1,214,000
Foreclosed and repossessed assets held for sale	1,435,000	-	-	1,435,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2013 and 2012:

	2013	2012

Impaired loans (collateral dependent)	$(424,000)	$(517,000)
Foreclosed and repossessed assets held for sale	(295,000)	(93,000)
Total losses on assets measured on a non-recurring basis	$(719,000)	$(610,000)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $4.2 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding performing TDRs, at June 30, 2013, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for approximately $1.6 million.  Older real estate appraisals were available for impaired loans with an outstanding balance of approximately $1.9 million.  The remaining $770,000 was secured by collateral such as closely-held stock, accounts receivable, equipment, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at June 30, 2013	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied
Recurring Measurements
Available-for-sale securities	$73,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	18.6% 1% annually 42.0% 1.7%
Nonrecurring Measurements
Impaired loans (collateral dependent)	378,000	Internal or third-party appraisal	Discount to reflect realizable value	18.9 - 43.8%	22.9%
Foreclosed and repossessed assets	3,075,000	Third party appraisal	Marketability discount	0.0 - 66.7%	14.6%

	Fair value at June 30, 2012	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied
Recurring Measurements
Available-for-sale securities	$32,600	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	25.5% 5% every five years 37.1% 7.6%
Nonrecurring Measurements
Impaired loans (collateral dependent)	1,214,000	Internal or third-party appraisal	Discount to reflect realizable value	7.0 - 100%	32.9%
Foreclosed and repossessed assets	1,435,000	Third party appraisal	Marketability discount	8.3 - 43.9%	21.4%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2013 and 2012:

	June 30, 2013
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$12,789	$12,789	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	2,007	-	2,007	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	647,166	-	-	652,904
Accrued interest receivable	3,970	-	3,970	-
Financial liabilities
Deposits	632,379	359,796	-	273,260
Securities sold under agreements to repurchase	27,788	-	27,788	-
Advances from FHLB	24,500	-	27,040	-
Accrued interest payable	529	-	529	-
Subordinated debt	7,217	-	-	6,209
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2012
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$33,421	$33,421	$-	$-
Interest-bearing time deposits	1,273	-	1,273	-
Stock in FHLB	2,018	-	2,018	-
Stock in Federal Reserve Bank of St. Louis	1,001	-	1,001	-
Loans receivable, net	583,465	-	-	587,955
Accrued interest receivable	3,694	-	3,694	-
Financial liabilities
Deposits	584,814	353,212	-	232,583
Securities sold under agreements to repurchase	25,642	-	25,642	-
Advances from FHLB	24,500	-	27,923	-
Accrued interest payable	626	-	626	-
Subordinated debt	7,217	-	-	5,103
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Current Economic Conditions.  The recent economic environment has presented financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.  Given the volatility of recent economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company and Bank’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company and Bank’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

NOTE 20: Business Combination

On June 21, 2013, the Company entered into a definitive agreement (the “Agreement”) with Ozarks Legacy Community Financial, Inc. (“Ozarks”), pursuant to which Ozarks will be merged with and into the Company (the “Merger”), and immediately thereafter Ozarks’ bank subsidiary, Bank of Thayer (“BT”), will be merged with and into the Company’s subsidiary Bank.  Ozarks’ shareholders will be entitled to receive cash of approximately $6.2 million, subject to certain adjustments for transaction expenses and Ozarks’ equity at closing.  Approximately $3.7 million in outstanding debt of Ozarks, plus accrued interest, will also be assumed.  As part of the merger between Southern Bank and BT, BT’s minority shareholders will be paid $262,000.

   In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, Ozarks will be required to pay the Company a termination fee of $400,000 in cash.

   The transaction is subject to customary closing conditions, including the receipt of regulatory approvals, approval of the Agreement by the shareholders of Ozarks and approval of the bank merger agreement by the shareholders of BT, and is expected to be completed in the fourth calendar quarter of 2013.  Certain principal shareholders of Ozarks have agreed to vote their shares of Ozarks common stock in favor of approval of the Agreement.

NOTE 21:  Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

	June 30,
Condensed Balance Sheets	2013	2012

Assets

Cash and cash equivalents	$16,576,832	$15,342,647
Other assets	6,771,627	6,994,591
Investment in common stock of Bank	85,798,652	79,233,550
TOTAL ASSETS	$109,147,111	$101,570,788

Liabilities and Stockholder's Equity

Accrued expenses and other liabilities	$100,758	$(374,284)
Subordinated debt	7,217,000	7,217,000
TOTAL LIABILITIES	7,317,758	6,842,716
Stockholder's equity	101,829,353	94,728,072
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$109,147,111	$101,570,788

	Year ended June 30,
Condensed Statements of Income and Comprehensive Income	2013	2012	2011
Interest income	$311,013	$110,741	$17,438
Interest expense	227,127	232,154	226,776
Net interest income (expense)	83,886	(121,413)	(209,338)
Dividends from Bank	3,000,000	2,700,000	2,000,000
Operating expenses	368,747	410,759	325,857
Income before income taxes and equity
in undistributed income of the Bank	2,715,139	2,167,828	1,464,805
Income tax benefit	107,000	199,000	170,100
Income before equity in undistributed
income of the Bank	2,822,139	2,366,828	1,634,905
Equity in undistributed income of the Bank	7,245,076	7,731,435	9,835,126
NET INCOME	$10,067,215	$10,098,263	$11,470,031
COMPREHENSIVE INCOME	$9,188,374	$10,262,544	$11,417,687

	Year ended June 30,
Condensed Statements of Cash Flow	2013	2012	2011
Cash Flows from operating activities:
Net income	$10,067,215	$10,098,263	$11,470,031
Changes in:
Equity in undistributed income of the Bank	(7,245,076)	(7,731,435)	(9,835,126)
Other adjustments, net	482,570	(476,769)	335,400
NET CASH PROVIDED BY OPERATING ACTIVITES	3,304,709	1,890,059	1,970,305

Cash flows from investing activities:
Proceeds from (investment in) loan participations	215,536	(6,721,160)	284,011
Investment in Bank subsidiary	(100)	-	(4,500,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	215,436	(6,721,160)	(4,215,989)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	19,973,208	-
Proceeds from issuance of common stock	-	19,914,349	-
Dividends on preferred stock	(411,553)	(368,760)	(477,500)
Dividends on common stock	(1,974,924)	(1,283,928)	(1,004,749)
Exercise of stock options	100,518	22,845	82,730
Redemption of preferred stock	-	(9,550,000)	-
Investments in bank subsidiary	-	(9,350,000)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,285,959)	19,357,714	(1,399,519)

Net increase (decrease) in cash and cash equivalents	1,234,186	14,526,613	(3,645,203)
Cash and cash equivalents at beginning of year	15,342,646	816,033	4,461,236
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,576,832	$15,342,646	$816,033

NOTE 22:  Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$9,362	$9,198	$8,756	$8,975
Interest expense	1,942	1,867	1,864	1,827

Net interest income	7,420	7,331	6,892	7,148

Provision for loan losses	611	462	228	415
Noninterest income	1,060	1,118	1,144	1,147
Noninterest expense	4,138	4,441	4,441	4,502
Income before income taxes	3,731	3,546	3,367	3,378
Income tax expense	1,141	1,065	901	848
NET INCOME	$2,590	$2,481	$2,466	$2,530

	June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$10,214	$9,943	$9,755	$9,053
Interest expense	2,736	2,622	2,446	2,139

Net interest income	7,478	7,321	7,309	6,914

Provision for loan losses	517	345	215	707
Noninterest income	1,116	899	954	1,093
Noninterest expense	3,783	3,884	4,866	4,072
Income before income taxes	4,294	3,991	3,182	3,228
Income tax expense	1,444	1,317	1,006	830
NET INCOME	$2,850	$2,674	$2,176	$2,398

	June 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$7,295	$7,539	$10,296	$9,917
Interest expense	2,780	2,776	2,903	2,825

Net interest income	4,515	4,763	7,393	7,092

Provision for loan losses	643	274	1,196	273
Noninterest income	820	7,867	850	966
Noninterest expense	2,861	3,695	4,068	3,834
Income before income taxes	1,831	8,661	2,979	3,951
Income tax expense	528	3,085	1,001	1,338
NET INCOME	$1,303	$5,576	$1,978	$2,613

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2013, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: September 24, 2013	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Smith, Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2013, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2013, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	84,400		$14.84	47,281	(1)
Equity Compensation Plans Not Approved By Security Holders	---	$	---	---

	84,400		$14.84
________________
(1) Includes 29,036 shares which may be utilized for awards of restricted stock or restricted stock units under the Company’s 2008 Equity Incentive Plan, and 18,245 shares which may be utilized for awards of stock options or stock appreciation rights under the Company’s 2003 Stock Option Plan. Under the terms of the 2003 Stock Option Plan, the total number of shares available for awards under that plan is 100,000 (due to an earlier two-for-one split in the form of a stock dividend) plus (1) the number of shares of common stock repurchased by the registrant, in the open market or otherwise, with an aggregate price no greater than the cash proceeds received from the exercise of stock options granted under the 2003 Stock Option Plan, plus (2) any shares surrendered to the Company in payment of the exercise price of options granted under the 2003 Stock Option Plan.  The 18,245 shares remaining available for future awards under the 2003 Stock Option Plan, as of June 30, 2013, include the 6,500 shares remaining available under the 100,000 shares authorization and an additional 11,745 shares that became available as a result of stock repurchases by the Company since the adoption of the 2003 Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2013, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements:

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2013 and 2012
Consolidated Statements of Income for the Years Ended June 30, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended June 30, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements, June 30, 2013, 2012 and 2011

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

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 24, 2013	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Samuel H. Smith Samuel H. Smith Chairman of the Board of Directors	September 24, 2013
By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 24, 2013
By:	/s/ L. Douglas Bagby L. Douglas Bagby Vice Chairman and Director	September 24, 2013
By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 24, 2013
By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 24, 2013
By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 24, 2013
By:	/s/ Charles R. Love Charles R. Love Director	September 24, 2013
By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 24, 2013
By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 24, 2013
By:	/s/ David J. Tooley David J. Tooley Director	September 24, 2013
By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2013

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2014

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications