Form 10-Q
period 2013-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2013-11-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2013
Common Stock, Par Value $.01	3,296,740 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013, AND JUNE 30, 2013

	September 30, 2013	June 30, 2013
	(unaudited)
Cash and cash equivalents	$10,489,348	$12,788,950
Interest-bearing time deposits	980,000	980,000
Available for sale securities	83,850,321	80,004,226
Stock in FHLB of Des Moines	3,391,100	2,006,600
Stock in Federal Reserve Bank of St. Louis	1,004,450	1,004,450
Loans receivable, net of allowance for loan losses of $8,794,820 and $8,385,980 at September 30, 2013 and June 30, 2013, respectively

	678,241,020	647,165,899
Accrued interest receivable	4,357,393	3,969,697
Premises and equipment, net	18,629,214	17,515,834
Bank owned life insurance – cash surrender value	16,595,954	16,467,043
Intangible assets, net	936,143	1,040,426
Prepaid expenses and other assets	13,373,841	13,448,115
Total assets	$831,848,784	$796,391,240

Deposits	$635,679,163	$632,378,933
Securities sold under agreements to repurchase	21,389,586	27,788,192
Advances from FHLB of Des Moines	61,870,000	24,500,000
Accounts payable and other liabilities	1,987,809	2,149,234
Accrued interest payable	534,808	528,528
Subordinated debt	7,217,000	7,217,000
Total liabilities	728,678,366	694,561,887

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at September 30, 2013, and June 30, 2013, respectively	20,000,000	20,000,000

Common stock, $.01 par value; 4,000,000 shares authorized; 3,296,740 and 3,294,040 shares issued at September 30, 2013, and June 30, 2013, respectively	32,647	32,620
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,797,386	22,752,744
Retained earnings	61,031,901	59,046,139
Accumulated other comprehensive income (loss)	(868,306)	(178,940)
Total stockholders’ equity	103,170,418	101,829,353
Total liabilities and stockholders’ equity	$831,848,784	$796,391,240

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three months
	ended
	September 30,
	2013	2012
INTEREST INCOME:
Loans	$8,664,670	$8,853,934
Investment securities	382,614	362,703
Mortgage-backed securities	87,708	125,763
Other interest-earning assets	29,741	19,249
Total interest income	9,164,733	9,361,649
INTEREST EXPENSE:
Deposits	1,448,512	1,579,702
Securities sold under agreements to repurchase	31,557	48,302
Advances from FHLB of Des Moines	255,916	254,712
Subordinated debt	55,705	59,126
Total interest expense	1,791,690	1,941,842
NET INTEREST INCOME	7,373,043	7,419,807
PROVISION FOR LOAN LOSSES	499,520	610,689
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,873,523	6,809,118
NONINTEREST INCOME:
Deposit account charges and related fees	575,351	431,816
Bank credit transaction fees	318,754	298,519
Loan late charges	54,514	51,556
Other loan fees	75,773	72,560
Net realized gains on sale of loans	84,638	53,156
Earnings on bank owned life insurance	128,911	125,821
Other income	42,414	26,553
Total noninterest income	1,280,355	1,059,981
NONINTEREST EXPENSE:
Compensation and benefits	2,631,422	2,461,166
Occupancy and equipment, net	783,804	691,911
Deposit insurance premiums	98,391	94,546
Legal and professional fees	226,006	99,059
Advertising	101,282	58,899
Postage and office supplies	103,153	103,523
Intangible amortization	104,283	104,283
Bank card network fees	142,124	144,110
Other operating expense	376,886	380,462
Total noninterest expense	4,567,351	4,137,959
INCOME BEFORE INCOME TAXES	3,586,527	3,731,140
INCOME TAXES	1,023,447	1,140,886
NET INCOME	$2,563,080	$2,590,254
Less: effective dividend on preferred shares	50,000	195,115
Net income available to common shareholders	$2,513,080	$2,395,139

Basic earnings per common share	$0.76	$0.74
Diluted earnings per common share	$0.74	$0.71
Dividends per common share	$0.16	$0.15

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three months ended
	September 30,
	2013	2012

Net income	$2,563,080	$2,590,254
Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	(1,095,048)	357,688
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	816	(84)
Tax benefit (expense)	404,866	(132,313)
Total other comprehensive income (loss)	(689,366)	225,291
Comprehensive income	$1,873,714	$2,815,545

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three months ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$2,563,080	$2,590,254
Items not requiring (providing) cash:
Depreciation	348,129	262,864
Loss on disposal of fixed assets	168	20,875
Stock option and stock grant expense	3,548	53,548
Gain on sale of foreclosed assets	(33,500)	(20,874)
Amortization of intangible assets	104,283	104,283
Increase in cash surrender value of bank owned life insurance	(128,911)	(125,821)
Provision for loan losses and off-balance sheet credit exposures	499,520	610,689
Net amortization (accretion) of premiums and discounts on securities	126,365	135,976
Originations of loans held for sale	(3,450,846)	(1,855,606)
Proceeds from sales of loans held for sale	3,112,282	1,310,929
Gain on sales of loans held for sale	(84,638)	(53,156)
Changes in:
Accrued interest receivable	(387,696)	(738,056)
Prepaid expenses and other assets	185,654	(2,455,486)
Accounts payable and other liabilities	(402,099)	(709,708)
Deferred taxes	(204,674)	-
Accrued interest payable	6,280	(80,370)
Net cash provided by (used in) operating activities	2,256,945	(949,659)

Cash flows from investing activities:
Net increase in loans	(31,223,862)	(25,318,315)
Net change in interest-bearing deposits	-	(881,000)
Proceeds from maturities of available for sale securities	3,252,397	11,688,771
Net purchases of Federal Home Loan Bank stock	(1,384,500)	(801,000)
Purchases of available-for-sale securities	(8,319,088)	(8,314,197)
Purchases of premises and equipment	(1,461,677)	(2,048,701)
Investments in state & federal tax credits	(1,000)	-
Proceeds from sale of fixed assets	-	26,500
Proceeds from sale of foreclosed assets	845,756	399,100
Net cash used in investing activities	(38,291,974)	(25,248,842)

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(1,239,929)	(6,745,685)
Net increase (decrease) in certificates of deposits	4,540,159	(6,183,601)
Net decrease in securities sold under agreements to repurchase	(6,398,606)	(2,701,830)
Proceeds from Federal Home Loan Bank advances	74,315,000	39,340,000
Repayments of Federal Home Loan Bank advances	(36,945,000)	(18,000,000)
Exercise of stock options	41,121	24,368
Dividends paid on preferred stock	(50,000)	(116,438)
Dividends paid on common stock	(527,318)	(493,356)
Net cash provided by financing activities	33,735,427	1,783,458

Decrease in cash and cash equivalents	(2,299,602)	(24,415,043)
Cash and cash equivalents at beginning of period	12,788,950	33,421,099

Cash and cash equivalents at end of period	$10,489,348	$9,006,056

Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$50,000	$20,000
Conversion of foreclosed real estate to loans	-	45,000
Conversion of loans to repossessed assets	22,423	105,500
Cash paid during the period for:
Interest (net of interest credited)	$492,789	$480,599
Income taxes	963,000	1,541,084

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three-month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2013, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6,591, 000 and $9,458,000 at September 30 and June 30, 2013, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Equity Incentive Plan. The Company accounts for its Equity Incentive Plan (EIP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period.

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

Reclassification. Certain amounts included in the consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company's consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities,” to amend Topic 210, Balance Sheet, to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities,” to clarify the scope of transactions that are subject to offsetting, to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$24,876,217	$9,633	$(980,014)	$23,905,836
State and political subdivisions	38,056,534	972,781	(513,991)	38,515,324
Other securities	3,756,247	38,234	(1,106,280)	2,688,201
Mortgage-backed: GSE residential	16,322,617	302,785	(136,569)	16,488,833
Mortgage-backed: other U.S. government agencies	2,253,904	-	(1,777)	2,252,127
Total investments and mortgage-backed securities	$85,265,519	$1,323,433	$(2,738,631)	$83,850,321

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$22,972,073	$2,590	$(566,778)	$22,407,885
State and political subdivisions	38,135,005	1,432,739	(244,437)	39,323,307
Other securities	2,638,303	37,328	(1,116,652)	1,558,979
Mortgage-backed GSE residential	14,174,119	343,138	(206,713)	14,310,544
Mortgage-backed: other U.S. government agencies	2,405,692	-	(2,181)	2,403,511
Total investments and mortgage-backed securities	$80,325,192	$1,815,795	$(2,136,761)	$80,004,226

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2013
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$455,447	$455,755
After one year but less than five years	14,814,190	14,799,571
After five years but less than ten years	27,058,345	26,408,817
After ten years	24,361,016	23,445,218
Total investment securities	66,688,998	65,109,361
Mortgage-backed securities	18,576,521	18,740,960
Total investments and mortgage-backed securities	$85,265,519	$83,850,321

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2013:

	September 30, 2013
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$20,974,255	$980,014	$-	$-	$20,974,255	$980,014
State and political subdivisions	16,248,261	439,259	1,212,579	74,732	17,460,840	513,991
Other securities	-	-	1,578,089	1,106,280	1,578,089	1,106,280
Mortgage-backed: GSE residential	4,096,159	136,569	-	-	4,096,159	136,569
Mortgage-backed: other U.S. government agencies	-	-	2,252,127	1,777	2,252,127	1,777
Total investments and mortgage-backed securities	$41,318,675	$1,555,842	$5,042,795	$1,182,789	$46,361,470	$2,738,631

	June 30, 2013
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$20,397,826	$566,778	$-	$-	$20,397,826	$566,778
State and political subdivisions	8,588,542	173,966	2,525,673	70,471	11,114,215	244,437
Other securities	-	-	445,777	1,116,652	445,777	1,116,652
Mortgage-backed: GSE residential	3,052,069	206,713	-	-	3,052,069	206,713
Mortgage-backed: other U.S. government agencies	-	-	2,403,511	2,181	2,403,511	2,181
Total investments and mortgage-backed securities	$32,038,437	$947,457	$5,374,961	$1,189,304	$37,413,398	$2,136,761

Other securities.  At September 30, 2013, there were four pooled trust preferred securities with an estimated fair value of $465,000 and unrealized losses of $1.1 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.

The September 30, 2013, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments within one year by all fixed-rate issuers of asset size greater than $15 billion, and by all variable rate issuers with spreads of greater than 250 basis points, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments within one year by smaller, profitable, and well-capitalized issuers with fixed rate coupons in excess of 8%; and other prepayments of 1% every year thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 23 to 61 percent on currently deferred issuers within the next six months; new defaults of 2% annually for the next two years; annual defaults of 36 basis points thereafter; and recoveries of 10% of new defaults.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of one to seven years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the quarter ended December 31, 2009, and the twelve months ended June 30, 2009.  At September 30, 2013, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments within one year by all fixed-rate issuers of asset size greater than $15 billion, and by all variable rate issuers with spreads of greater than 250 basis points, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments within one year by smaller, profitable, and well-capitalized issuers with fixed rate coupons in excess of 8%; and other prepayments of 1% every year thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 77% on currently deferred issuers within the next six months; new defaults of 2% annually for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.   This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of one year. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at September 30, 2013.

The Company does not believe any other individual unrealized loss as of September 30, 2013, represents OTTI. However, given the recent disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, one of the Company’s investments in trust preferred securities has experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month period ended September 30, 2013 and 2012.

	Accumulated Credit Losses
	Three-Month Period Ended
	September 30,
	2013	2012
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	September 30, 2013	June 30, 2013
Real Estate Loans:
Residential	$244,313,225	$233,888,442
Construction	25,713,809	30,724,858
Commercial	246,808,033	242,303,922
Consumer loans	29,660,949	28,414,878
Commercial loans	148,559,495	130,868,484
	695,055,511	666,200,584
Loans in process	(8,158,348)	(10,792,041)
Deferred loan fees, net	138,677	143,336
Allowance for loan losses	(8,794,820)	(8,385,980)
Total loans	$678,241,020	$647,165,899

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

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses .  These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately 14 months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At September 30, 2013, construction loans outstanding included 15 loans, totaling $4.3 million, for which a modification had been agreed to.  At June 30, 2013, construction loans outstanding included 29 loans, totaling $6.9 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30, 2013, and June 30, 2013, and activity in the allowance for loan losses for the three-month periods ended September 30, 2013 and 2012:

	At period end for the three months ended
	September 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Provision charged to expense	160,771	17,182	196,404	30,062	95,101	499,520
Losses charged off	(14,086)	-	(61,301)	(7,936)	(13,266)	(96,589)
Recoveries	752	-	345	4,079	733	5,909
Balance, end of period	$1,957,412	$289,844	$3,737,990	$497,871	$2,311,703	$8,794,820
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$1,957,412	$289,844	$3,737,990	$497,871	$1,886,017	$8,369,134
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$425,686	$425,686

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$242,586,579	$17,555,461	$245,522,820	$29,660,949	$147,700,124	$683,025,933
Ending Balance: loans acquired with deteriorated credit quality	$1,726,646	$-	$1,285,213	$-	$859,371	$3,871,230

	For the three months ended
	September 30, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Provision charged to expense	92,776	(51,385)	469,519	45,363	54,416	610,689
Losses charged off	(13,872)	-	(227)	(8,589)	(3,244)	(25,932)
Recoveries	113	-	1,630	2,284	-	4,027
Balance, end of period	$1,714,363	$191,784	$3,456,760	$522,655	$2,195,276	$8,080,838
Ending Balance: individually evaluated for impairment	$-	$-	$347,815	$-	$-	$347,815
Ending Balance: collectively evaluated for impairment	$1,714,363	$191,784	$3,097,996	$522,655	$1,685,289	$7,212,087
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$10,949	$-	$509,987	$520,936

	June 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Ending Balance: individually evaluated for impairment	$-	$-	$85,000	$-	$-	$85,000
Ending Balance: collectively evaluated for impairment	$1,809,975	$272,662	$3,517,542	$471,666	$1,671,646	$7,743,491
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$557,489

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$144,328	$-	$-	$144,328
Ending Balance: collectively evaluated for impairment	$232,186,722	$19,932,817	$240,888,891	$28,414,878	$129,735,511	$651,158,819
Ending Balance: loans acquired with deteriorated credit quality	$1,701,720	$-	$1,270,703	$-	$1,132,973	$4,105,396

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30 and June 30, 2013.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	September 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$241,653,763	$17,555,461	$241,727,115	$29,505,723	$147,373,331
Watch	1,904,774	-	1,577,841	38,343	54,449
Special Mention	-	-	-	-	-
Substandard	754,688	-	3,503,077	116,883	1,131,715
Doubtful	-	-	-	-	-
Total	$244,313,225	$17,555,461	$246,808,033	$29,660,949	$148,559,495

	June 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$231,230,256	$19,932,817	$237,131,788	$28,252,411	$129,782,625
Watch	1,881,836	-	1,594,368	41,463	55,858
Special Mention	-	-	-	-	-
Substandard	776,350	-	3,577,766	121,004	1,030,001
Doubtful	-	-	-	-	-
Total	$233,888,442	$19,932,817	$242,303,922	$28,414,878	$130,868,484

The above amounts include purchased credit impaired loans.  At September 30, 2013, purchased credited impaired loans accounted for $400,000 of loans rated “Pass”; $1.7 million of  loans rated “Watch”;  no loans rated “Special Mention”; $1.8 million of loans rated “Substandard”; and no loans rated “Doubtful”.  At June 30, 2013, these purchased credit impaired loans accounted for $600,000 of loans rated “Pass”; $1.7 million of loans rated “Watch”;  no loans rated “Special Mention”; $1.8 million of loans rated “Substandard”; and no loans rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2013.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	September 30, 2013
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$375,740	$226,117	$85,552	$687,409	$243,625,816	$244,313,225	$-
Construction	-	-	-	-	17,555,461	17,555,461	-
Commercial	54,936	-	125,012	179,948	246,628,085	246,808,033	-
Consumer loans	290,534	1,153	11,031	302,718	29,358,231	29,660,949	-
Commercial loans	58,807	25,638	11,239	95,684	148,463,811	148,559,495	-
Total loans	$780,017	$252,908	$232,834	$1,265,759	$685,631,404	$686,897,163	$-

	June 30, 2013
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$369,898	$66,213	$102,498	$538,609	$233,349,833	$233,888,442	$-
Construction	-	-	-	-	19,932,817	19,932,817	-
Commercial	-	-	225,099	225,099	242,078,823	242,303,922	-
Consumer loans	239,323	42,924	12,275	294,522	28,120,356	28,414,878	-
Commercial loans	63,394	-	18,266	81,660	130,786,824	130,868,484	-
Total loans	$672,615	$109,137	$358,138	$1,139,890	$654,268,653	$655,408,543	$-

At September 30 and June 30, 2013, there were no purchased credit impaired loans that were past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2013.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residendial real estate	$1,726,646	$2,091,579	$-
Construction real estate	-	-	-
Commercial real estate	3,129,834	3,157,099	-
Consumer loans	-	-	-
Commercial loans	116,514	116,514	-
Loans with a specific valuation allowance:
Residendial real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	742,857	1,312,734	425,686
Total:
Residendial real estate	$1,726,646	$2,091,579	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,129,834	$3,157,099	$-
Consumer loans	$-	$-	$-
Commercial loans	$859,371	$1,429,248	$425,686

	June 30, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	-	-	-
Commercial real estate	3,115,324	3,167,982	-
Consumer loans	-	-	-
Commercial loans	387,167	391,759	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	144,328	144,328	85,000
Consumer loans	-	-	-
Commercial loans	755,883	1,325,760	557,489
Total:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,259,652	$3,312,310	$85,000
Consumer loans	$-	$-	$-
Commercial loans	$1,143,050	$1,717,519	$557,489

The above amounts include purchased credit impaired loans.  At September 30, 2013, purchased credit impaired  loans accounted for $3.2 million of impaired loans without a specific valuation allowance; $743,000 of loans with a specific valuation allowance; and $3.9 million of total impaired loans.  At June 30, 2013, purchased credit impaired loans loans accounted for $3.3 million of impaired loans without a specific valuation allowance; $756,000 of loans with a specific valuation allowance; and $4.1 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2013
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,714	$64
Construction Real Estate	-	-
Commercial Real Estate	1,350	51
Consumer Loans	-	-
Commercial Loans	996	1
Total Loans	$4,060	$116

	For the three-month period ended
	September 30, 2012
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,543	$128
Construction Real Estate	-	-
Commercial Real Estate	2,656	50
Consumer Loans	-	-
Commercial Loans	1,333	25
Total Loans	$5,532	$203

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2013 and 2012, was immaterial.

For the three-month period ended September 30, 2013, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $59,000, as compared to $117,000 for the three-month period ended September 30, 2012.

The following table presents the Company’s nonaccrual loans at September 30 and June 30, 2013.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	September 30, 2013	June 30, 2013
Residential real estate	$184,585	$413,924
Construction real estate	-	-
Commercial real estate	125,012	156,856
Consumer loans	21,687	24,699
Commercial loans	821,872	841,924
Total loans	$1,153,156	$1,437,403

The above amounts include purchased credit impaired loans.  At September 30 and June 30, 2013, these loans comprised $743,000 and $756,000 of nonaccrual loans, respectively.

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

During the three-month periods ended September 30, 2013 and 2012, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2013		September 30, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	$38,288	-	$-
Construction real estate	-	-	1	99,200
Commercial real estate	1	30,077	2	804,872
Consumer loans	-	-	-	-
Commercial loans	-	-	4	304,016
Total	2	$68,365	7	$1,208,088

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2013, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2013		June 30, 2013
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	6	$1,726,646	6	$1,663,477
Construction real estate	-	-	-	-
Commercial real estate	12	2,891,748	11	2,856,884
Consumer loans	-	-	-	-
Commercial loans	1	116,514	3	363,020
Total	19	$4,734,908	20	$4,883,381

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2013.  The amounts of these loans at September 30 and June 30, 2013, are as follows:

	September 30, 2013	June 30, 2013
Real Estate Loans:
Residential	$2,091,579	2,096,135
Construction	-	-
Commercial	1,312,478	1,323,361
Consumer loans	-	-
Commercial loans	1,429,248	1,707,442
Outstanding balance	$4,833,305	$5,126,938
Carrying amount, net of fair value adjustment of $962,075 and $1,021,542 at September 30, 2013 and June 30, 2013, respectively	$3,871,230	$4,105,396

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ending	Three-month period ending
	September 30, 2013	September 30, 2012
Balance at beginning of period	$798,789	$489,356
Additions	-	-
Accretion	(89,651)	(147,606)
Reclassification from nonaccretable difference	2,174	496,299
Disposals	-	-
Balance at end of period	$711,312	$838,049

During the three-month periods ended September 30, 2013 and 2012, the Company increased the allowance for loan losses by a charge to the income statement of $0 and $141,777, respectively, related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $131,803 and $0, respectively, was reversed.

Note 6:  Deposits

Deposits are summarized as follows:

	September 30, 2013	June 30, 2013

Non-interest bearing accounts	$43,291,040	$45,441,845
NOW accounts	211,943,956	208,047,966
Money market deposit accounts	21,376,159	22,274,947
Savings accounts	82,297,699	84,372,522
Certificates	276,770,309	272,241,653
Total Deposit Accounts	$635,679,163	$632,378,933

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2013	2012

Net income	$2,563,080	$2,590,254
Charge for early redemption of preferred stock issued at discount	-	-
Dividend payable on preferred stock	50,000	195,115
Net income available to common shareholders	$2,513,080	$2,395,139

Average Common shares – outstanding basic	3,295,043	3,288,369
Stock options under treasury stock method	94,061	95,071
Average Common shares – outstanding diluted	3,389,104	3,383,440

Basic earnings per common share	$0.76	$0.74
Diluted earnings per common share	$0.74	$0.71

At September 30, 2013 and 2012, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2010.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended
	September 30, 2013	September 30, 2012
Income taxes
Current	$1,264,121	$1,140,886
Deferred	(240,674)	-
Total income tax provision	$1,023,447	$1,140,886

The components of net deferred tax assets (liabilities) are summarized as follows:

	September 30, 2013	June 30, 2013
Deferred tax assets:
Provision for losses on loans	$3,682,915	$3,545,918
Accrued compensation and benefits	214,720	211,117
Other-than-temporary impairment on available for sale securities	261,405	261,405
NOL carry forwards acquired	147,155	150,270
Unrealized loss on other real estate	27,200	31,280
Unrealized loss on available for sale securities	523,612	116,157
Total deferred tax assets	4,857,007	4,316,147

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,043,299	1,228,067
Depreciation	714,252	761,389
Prepaid expenses	186,494	151,939
Other	130,305	40,224
Total deferred tax liabilities	2,262,962	2,370,231

Net deferred tax (liability) asset	$2,594,045	$1,945,916

As of September 30 and June 30, 2013, the Company had approximately $440,000 of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended
	September 30, 2013	September 30, 2012
Tax at statutory rate	$1,219,419	$1,268,588
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(128,576)	(124,268)
State tax, net of Federal benefit	81,180	92,400
Cash surrender value of Bank-owned life insurance	(43,830)	(42,779)
Tax credit benefits	(81,425)	(56,656)
Other, net	(23,321)	3,601
Actual provision	$1,023,447	$1,140,886

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Company’s 401(k) Retirement Plan (the Plan) covers substantially all employees who are at least 21 years of age and who have completed one year of service.  The Plan provides a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2013; for fiscal 2014, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions.  During the three-month period ended September 30, 2013, retirement plan expenses recognized were approximately $131,000, as compared to $112,000 for the three-month period ended September 30, 2012.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend rate for the quarter ended September 30, 2013,  was 1%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30 and June 30, 2013:

	Fair Value Measurements at September 30, 2013, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$23,905,836	$-	$23,905,836	$-
State and political subdivisions	38,515,324	-	38,515,324	-
Other securities	2,688,201	-	2,597,201	91,000
Mortgage-backed GSE residential	16,488,833	-	16,488,833	-
Mortgage-backed: other U.S. government agencies	2,252,127	-	2,252,127	-

	Fair Value Measurements at June 30, 2013, Using:
	Fair Value
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$22,407,885	$-	$22,407,885	$-
State and political subdivisions	39,323,307	-	39,323,307	-
Other securities	1,558,979	-	1,485,979	73,000
Mortgage-backed GSE residential	14,310,544	-	14,310,544	-
Mortgage-backed: other U.S. government agencies	2,403,511	-	2,403,511	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended September 30, 2013.

Available-for-sale Securities.  When quoted market prices are available in an active market, securities are classified within Level 1.  The Company does not have Level 1 securities.  If quoted market prices are not available, then fair values are estimated using pricing models, or quoted prices of securities with similar characteristics.  For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Level 2 securities include U.S. Government-sponsored enterprises, state and political subdivisions, other securities, mortgage-backed GSE residential securities and mortgage-backed other U.S. Government agencies.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-month periods ended September 30, 2013 and 2012:

	Three months ended
	September 30, 2013	September 30, 2012
Available-for-sale securities, beginning of year	$73,000	$32,600
Total unrealized gain (loss) included in comprehensive income	18,000	10,400
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$91,000	$43,000

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2013:

	Fair Value Measurements at September 30, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$317,000	$-	$-	$317,000
Foreclosed and repossessed assets held for sale	2,336,000	-	-	2,336,000

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$378,000	$-	$-	$378,000
Foreclosed and repossessed assets held for sale	3,075,000	-	-	3,075,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2013 and 2012:

	For the three months ended
	September 30, 2013	September 30, 2012

Impaired loans (collateral dependent)	$132,000	$(171,000)
Foreclosed and repossessed assets held for sale	15,000	(13,000)
Total gains (losses) on assets measured on a non-recurring basis	$147,000	$(184,000)

The following is a description of valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.  For assets classified within Level 3 of fair value hierarchy, the process used to develop the reported fair value process is described below.

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $3.9 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at September 30, 2013, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $234,000.    Older real estate appraisals were available for impaired loans with a carrying value of approximately $2.9 million.  The remaining $743,000 was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at September 30, 2013	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied

Available-for-sale securities (pooled trust preferred security)	$91,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	18.3% 1% annually 40.5% 1.5%
Impaired loans (collateral dependent)	317,000	Internal or third-party appraisal	Discount to reflect realizable value	n/a	18.9%
Foreclosed and repossessed assets	2,336,000	Third party appraisal	Marketability discount	4.4% - 76.0%	18.1%

	Fair value at June 30, 2013	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied

Available-for-sale securities	$73,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	18.6% 1% annually 42.0% 1.7%
Impaired loans (collateral dependent)	378,000	Internal or third-party appraisal	Discount to reflect realizable value	18.9 - 43.8%	22.9%
Foreclosed and repossessed assets	3,075,000	Third party appraisal	Marketability discount	0.0 - 66.7%	14.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2013.

	September 30, 2013
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$10,489	$10,489	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	3,391	-	3,391	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	678,241	-	-	682,184
Accrued interest receivable	4,357	-	4,357	-
Financial liabilities
Deposits	635,679	385,197	-	278,067
Securities sold under agreements to repurchase	21,390	-	21,390	-
Advances from FHLB	61,870	-	64,398	-
Accrued interest payable	535	-	535	-
Subordinated debt	7,217	-	-	6,366
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2013
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$12,789	$12,789	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	2,007	-	2,007	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	647,166	-	-	652,904
Accrued interest receivable	3,970	-	3,970	-
Financial liabilities
Deposits	632,379	359,796	-	273,260
Securities sold under agreements to repurchase	27,788	-	27,788	-
Advances from FHLB	24,500	-	27,040	-
Accrued interest payable	529	-	529	-
Subordinated debt	7,217	-	-	6,209
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Subsequent Events

On October 4, 2013, the Company acquired 100% of the outstanding stock of Ozarks Legacy Community Financial, Inc. (Ozarks), headquartered in Thayer, Missouri, and its banking subsidiary, Bank of Thayer, was merged into the Company’s existing banking subsidiary, Southern Bank.  The Company acquired Ozarks for cash consideration of $6.3 million, and assumed outstanding debt of $4.1 million.  At acquisition, Ozarks held consolidated assets of $80.0 million, including loans, net, of $38.7 million, and held total deposits of $68.2 million.  The initial accounting for the business combination was incomplete as of the date these financial statements were issued, due to work required to identify the fair value of the target’s assets and liabilities.  The Company will determine the amount of goodwill generated when the fair values of the purchased assets and liabilities are determined.  The Company expects fair value adjustments to loans, fixed assets, foreclosed real estate held for sale, deposits, long term FHLB advances, and subordinated debt.  A core deposit intangible is also expected to be recognized from the acquisition.  The Company will recognize all acquisition-related costs as an expense.  The Company’s acquisition-related costs were $125,000 through September 30, 2013, and are reflected in legal and professional fees.

On November 7, 2013, the Company announced that it has entered into a definitive stock purchase agreement whereby it will acquire Citizens State Bankshares of Bald Knob, Inc. (Citizens), headquartered in Bald Knob, Arkansas, in an all-cash transaction valued at approximately $5.9 million, subject to certain adjustments for transaction expenses and Citizens’ equity at closing.  Citizens’ wholly-owned bank subsidiary, Citizens State Bank, will be merged with and into Southern Bank immediately upon closing, which the Company anticipates to occur in the first half of calendar year 2014.  At September 30, 2013, Citizens held assets of $69.8 million, loans, net, of $11.5 million, and deposits of $58.7 million.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of September 30, 2013, the Bank conducts its business through its home office located in Poplar Bluff, and 17 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, and Springfield, Missouri, and Paragould, Jonesboro (2), Brookland, Batesville, and Searcy, Arkansas.

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

The consolidated balance sheet of the Company as of June 30, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2013, and results of operations for the three- month periods ended September 30, 2013 and 2012.

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

These measures indicate what net income available to common shareholders, return on average assets, return on average common equity, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Acquisition).  Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	For the three months ended
(dollars in thousands)	September 30, 2013	September 30, 2012

Net income available to common stockholders	$2,513	$2,395
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	127	331
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	$2,386	$2,064

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	For the three months ended
	September 30, 2013	September 30, 2012

Return on average assets	1.27%	1.41%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.06%	0.18%
Return on average assets – excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.21%	1.23%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain:

	For the three months ended
	September 30, 2013	September 30, 2012

Return on average common equity	12.23%	12.64%
Less: impact of excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.62%	1.75%
Return on average common equity - excluding accretion of fair value discount on acquired loans, amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	11.61%	10.89%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits:

	For the three months ended
	September 30, 2013	September 30, 2012

Net interest margin	3.90%	4.30%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.11%	0.30%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.79%	4.00%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2013 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors.  For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 55 in the Company’s 2013 Annual Report.

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

During the first three months of fiscal 2014, we grew our balance sheet by $35.4 million. Asset growth reflected a $31.1 million increase in net loans receivable and $3.9 million in available for sale securities, partially offset by a $2.3 million decrease in cash and cash equivalents.  Deposits increased $3.3 million, and securities sold under agreements to repurchase decreased $6.4 million.  Advances from the Federal Home Loan Bank (FHLB) increased $37.4 million, as overnight FHLB advances were used to manage the Company’s daily funding position.  The increase in loan balances was primarily the result of growth in residential real estate, commercial real estate, and commercial operating loan balances, partially offset by a decline in construction loan balances.  The increase in deposits was primarily the result of increases in certificates of deposit and interest-bearing transaction accounts, partially offset by decreases in savings accounts, money market deposit accounts and non-interest bearing transaction accounts.

Net income for the first three months of fiscal 2014 decreased by 1.0%, to $2.6 million, as compared to the same period of the prior year.  After accounting for dividends on preferred stock of $50,000, net earnings available to common shareholders were $2.5 million in the three-month period ended September 30, 2013, an increase of 4.9% as compared to the same period of the prior fiscal year.  The decrease in net income compared to the year-ago period was attributable to higher noninterest expense and lower net interest income, partially offset by higher noninterest income, lower provision for loan losses and lower provision for income taxes.  Diluted net income available to common shareholders was $0.74 per share for the first three months of fiscal 2014, as compared to $0.71 per share for the same period of the prior year.  The increase was primarily due to the higher net income available to common shareholders as a result of lower dividends paid on preferred shares, the result of a lower dividend rate due as calculated under the terms of the Securities Purchase Agreement for the SBLF Preferred Shares.  For the first three months of fiscal 2014, noninterest expense increased $429,000, or 10.4%; net interest income decreased $47,000, or 0.6%; noninterest income increased $220,000, or 20.8%; provision for loan losses decreased $111,000, or 18.2%; and provision for income taxes decreased $117,000, or 10.3%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2014 remained relatively low by historical standards, but were up from the lower yields seen in the first six months of calendar 2013.  Rates were little changed on short-term securities and increased sharply on medium- to longer-term securities from June 30, 2013 through early September, before decreasing somewhat by September 30, 2013.  Our average yield on earning assets decreased, primarily due to reinvestment at relatively low market rates (see “Results of Operations: Comparison of the three-month periods ended September 30, 2013 and 2012 – Net Interest Income”).  The yield curve steepened, and remained steep relative to recent historic norms, and a steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  A second securities purchase program focused on US Treasuries.  A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio.  And most recently, the FOMC has continued its purchases of approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities.  It has also indicated that it anticipates continuing its extraordinarily low short-term rate policy at least until the unemployment rate would decline to 6.5% or less, or inflation expectations would exceed 2.5%.  In this rate environment, our net interest margin declined when comparing the first three months of fiscal 2014 to the same period of the prior year; however, much of the decline was attributable to fair value accounting for the Acquisition, whereby the Company acquired loans at a discount.  Net interest income resulting from the accretion of that discount (and a smaller premium on acquired time deposits) declined in the first quarter of fiscal 2014 to $204,000, as compared to $529,000 in the first quarter of fiscal 2013.  The decrease of $325,000 equates to a 19 basis point decrease in the net interest margin.  Our core net interest margin, excluding this income, decreased to 3.79% in the current quarter, as compared to 4.00% in the year-

ago period, primarily as a result of lower market rates. The Company expects that as the acquired loan portfolio continues to pay down, the positive impact on net interest income of discount accretion resulting from the Acquisition will continue to be reduced.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the three-month period ended September 30, 2013, noninterest income increased $220,000, or 20.8%, as compared to the same period of the prior year, attributable primarily to increased deposit account service charges and fees (resulting from transaction account growth and increased NSF activity), higher bank card network interchange revenues (resulting from additional bank card transaction volume), and higher gains on secondary market loan sales.   Noninterest expense for the three-month period ended September 30, 2013, was $4.6 million, an increase of $429,000, or 10.4%, as compared to the same period of the prior fiscal year.  The increase was primarily attributable to higher compensation, legal fees, occupancy expenses, and advertising.

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

Comparison of Financial Condition at September 30 and June 30, 2013

The Company’s total assets increased by $35.4 million, or 4.4%, to $831.8 million at September 30, 2013, as compared to $796.4 million at June 30, 2013.  Balance sheet growth consisted of an increase in net loans receivable, available-for-sale securities, and fixed assets, partially offset by a decline in cash and cash equivalents and other assets.  Balance sheet growth was funded by an increase in FHLB advances, deposits and stockholder's equity, partially offset by a decline in securities sold under agreements to repurchase.

Loans, net of the allowance for loan losses, increased $31.0 million, or 4.8%, to $678.2 million at September 30, 2013, as compared to $647.2 million at June 30, 2013.  Growth consisted of increases in residential real estate, commercial real estate, and commercial operating loan balances, partially offset by a decline in construction loan balances.

Available-for-sale investment balances increased by $3.9 million, or 4.8%, to $83.9 million at September 30, 2013, as compared to $80.0 million at June 30, 2013, as increases in the obligations of US government agencies and mortgage-backed securities were partially offset by a slight decrease in obligations of state and political subdivisions.  Cash, cash equivalents, and time deposits decreased $2.3 million, or 16.7%, to $11.5 million at September 30, 2013, as compared to $13.8 million at June 30, 2013, as the bank shifted asset balances to loans and available-for-sale investments.

Deposit balances increased $3.3 million, or 0.5%, to $635.7 million at September 30, 2013, as compared to $632.4 million at June 30, 2013.  The increase in deposits was primarily the result of increases in certificates of deposit and interest-bearing transaction accounts, partially offset by decreases in savings accounts, money market deposit accounts and non-interest bearing transaction accounts.

FHLB advances increased $37.4 million to $61.9 million at September 30, 2013, as compared to $24.5 million at June 30, 2013.  The increase was used primarily to fund loan growth during the period.

Total stockholders’ equity increased $1.4 million, or 1.3%, to $103.2 million at September 30, 2013, as compared to $101.8 million at June 30, 2013.  The increase was due primarily to the retention of net income, partially offset by a decrease in accumulated other comprehensive income and cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2013 and 2012

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2013 and 2012.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$500,502,118	$6,445,042	5.15	$439,859,319	$6,502,347	5.91
Other loans (1)	162,993,363	2,219,628	5.45	163,135,408	2,351,587	5.77
Total net loans	663,495,481	8,664,670	5.22	602,994,727	8,853,934	5.87
Mortgage-backed securities	18,094,050	87,708	1.94	18,442,670	125,763	2.73
Investment securities (2)	68,626,828	382,614	2.23	56,605,134	362,703	2.56
Other interest earning assets	6,009,553	29,741	1.98	11,908,352	19,249	0.65
Total interest earning assets (1)	756,225,912	9,164,733	4.85	689,950,883	9,361,649	5.43
Other noninterest earning assets (3)	47,915,986	-		44,957,394	-
Total assets	$804,141,898	$9,164,733		$734,908,277	$9,361,649

Interest bearing liabilities:
Savings accounts	83,246,920	72,054	0.35	85,320,620	118,719	0.56
NOW accounts	208,752,711	469,595	0.90	189,644,077	582,187	1.23
Money market deposit accounts	22,056,860	40,040	0.73	18,418,271	25,609	0.56
Certificates of deposit	275,274,112	866,823	1.26	227,377,837	853,187	1.50
Total interest bearing deposits	589,330,603	1,448,512	0.98	520,760,805	1,579,702	1.21
Borrowings:
Securities sold under agreements to repurchase	22,868,052	31,557	0.55	24,567,244	48,302	0.79
FHLB advances	36,745,435	255,916	2.79	34,128,913	254,712	2.99
Subordinated debt	7,217,000	55,705	3.09	7,217,000	59,126	3.28
Total interest bearing liabilities	656,161,090	1,791,690	1.09	586,673,962	1,941,842	1.32
Noninterest bearing demand deposits	45,237,975	-		52,113,697	-
Other noninterest bearing liabilities	548,825	-		314,514	-
Total liabilities	701,947,890	1,791,690		639,102,173	1,941,842
Stockholders’ equity	102,194,008	-		95,806,104	-
Total liabilities and stockholders' equity	$804,141,898	$1,791,690		$734,908,277	$1,941,842

Net interest income		$7,373,043			$7,419,807

Interest rate spread (4)			3.76			4.11
Net interest margin (5)			3.90			4.30

Ratio of average interest-earning assets to average interest-bearing liabilities	115.25%			117.60%

(1)      Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
(2)      Includes FHLB stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $18.2 million and $16.5 million, respectively, for the three-month period ended September 30, 2013, as compared to $12.7 million and $16.0 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2013.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2013
	Compared to three-month period
	ended September 30, 2012, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(980)	$888	$(97)	$(189)
Mortgage-backed securities	(36)	(2)	-	(38)
Investment securities (2)	(24)	77	5	58
Other interest-earning deposits	(25)	(15)	12	(28)
Total net change in income on
interest-earning assets	(1,065)	948	(80)	(197)

Interest-bearing liabilities:
Deposits	(329)	241	(43)	(131)
Securities sold under
agreements to repurchase	(15)	(3)	1	(17)
Subordinated debt	(3)	-	-	(3)
FHLB advances	(17)	20	(2)	1
Total net change in expense on
interest-bearing liabilities	(364)	258	(44)	(150)
Net change in net interest income	$(701)	$690	$(36)	$(47)

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2013 and 2012

General.  Net income for the three-month period ended September 30, 2013, was $2.6 million, a decrease of $27,000, or 1.0%, as compared to the same period of the prior fiscal year.  After preferred dividends of $50,000 paid in the three-month period ended September 30, 2013, net income available to common shareholders was $2.5 million, an increase of $118,000, or 4.9%, as compared to the $2.4 million in net income available to common shareholders, after preferred dividends of $195,000 paid in the same period of the prior fiscal year.  For the three-month period ended September 30, 2013, basic and fully-diluted net income per share available to common shareholders was $0.76 and $0.74, respectively, increases of $0.02, or 2.7%, and $0.03, or 4.2%, respectively, as compared to the same period of the prior year.  The increases were primarily due to the higher net income available to common shareholders as a result of lower dividends paid on preferred shares.  Our annualized return on average assets for the three-month period ended September 30, 2013, was 1.27%, as compared to 1.41% for the same period of the prior fiscal year.  For the three-month period ended September 30, 2013, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 1.21%, as compared to 1.23% for the same period of the prior year.  Our return on average common stockholders’ equity for the three-month period ended September 30, 2013, was 12.2%, as compared to 12.6% in the same period of the prior fiscal year.  For the three-month period ended September 30, 2013, return on average common stockholders’ equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 11.6%, as compared to 10.9% in the same period of the prior fiscal year.

Net Interest Income.  Net interest income for the three-month period ended September 30, 2013, was $7.4 million, a decrease of $47,000, or 0.6%, as compared to the same period of the prior fiscal year.  Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was $204,000 in the current period, as compared to $529,000 in the same period of the prior fiscal year.

Our net interest margin for the three-month period ended September 30, 2013, determined by dividing annualized net interest income by total average interest-earning assets, was 3.90%, as compared to 4.30% in the same period of the prior fiscal year.  Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits was 3.79% for the three-month period ended September 30, 2013, as compared to 4.00% for the same period of the prior fiscal year.

Our average net interest rate spread for the three-month period ended September 30, 2013, was 3.76%, as compared to 4.11% for the same period of the prior fiscal year.  For the three-month period ended September 30, 2013, the 35 basis point decline in the net interest rate spread, compared to the same period a year ago, resulted from a 58 basis point decrease in the average yield on interest-earning assets, partially offset by a 23 basis point decrease in the average cost of interest-bearing liabilities. The decline in net interest spread was the result of the reduction in net interest income attributable to accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, as well as a decrease in loan and investment yields that was not matched by a decline in our cost of funds.  Our growth initiatives resulted in an increase of $66.3 million, or 9.6%, in the average balance of interest-earning assets, when comparing the three-month period ended September 30, 2013, with the same period of the prior fiscal year; average interest-bearing cash equivalents declined by $5.9 million, while the average balance of other interest-bearing assets increased by $72.2 million.

Interest Income.  Total interest income for the three-month period ended September 30, 2013, was $9.2 million, a decrease of $197,000, or 2.1%, as compared to the amount earned in the same period of the prior fiscal year.  The decrease was attributed to a 58 basis point decline in the average yield on interest-earning assets, as compared to the same period of the prior fiscal year, as yields on the Company’s loan and investment securities portfolios declined with market rates, partially offset by a lower percentage of interest-earning assets held in relatively low-yielding cash equivalents.  The decline in the average yield was partially offset by an increase of $66.3 million, or 9.6%, in the average balance of interest-earning assets for current period, as compared to the same period of the prior fiscal year.

Interest Expense.  Total interest expense for the three-month period ended September 30, 2013 was $1.8 million, a decrease of $150,000, or 7.7%, as compared to the same period of the prior fiscal year.  The decrease was due to the 23 basis point decline in the average cost of interest-bearing liabilities, partially offset by an increase of $69.5 million, or 11.8%, in the average balance of those liabilities for the three-month period ended September 30, 2013, as compared to the same period of the prior fiscal year.  For the three-month period ended September 30, 2013, the average interest rate on interest-bearing liabilities was 1.09%, as compared to 1.32% for the same period of the prior fiscal year.  The decline was attributed to a reduced cost of funds resulting from lower market rates, as well some additional use of overnight borrowings with the FHLB.

Provisions for Loan Losses.  Provisions for loan losses for the three-month period ended September 30, 2013, were $500,000, as compared to $611,000, for the same period of the prior fiscal year.  The decrease in provisioning was attributed primarily to the low level of classified and delinquent loans, partially offset by an increase in loan balances.  For the first quarter of fiscal 2014, provisioning represents an annualized charge of 0.30% of average loan balances, while annualized net charge offs were 0.05%, as compared to annualized provisioning of 0.41% and annualized net charge offs of 0.01% for the same period of the prior fiscal year.  By comparison, for fiscal years 2013 and 2012, provisioning was 0.28% and 0.32%, respectively, as a percentage of average gross loans outstanding, as compared to net charge offs of 0.13% during both fiscal years.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain poor, and as other conditions differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three-month period ended September 30, 2013, was $1.3 million, an increase of $220,000, or 20.8%, as compared to the same period of the prior fiscal year.  The increase was attributable primarily to increased deposit account service charges and fees (resulting from transaction account growth and increased NSF activity),  higher bank card network interchange revenues (resulting from additional bank card transaction volume),  and higher gains on secondary market loan sales (resulting from additional secondary market loan volume).

Noninterest Expense.  Noninterest expense for the three-month period ended September 30, 2013, was $4.6 million, an increase of $429,000, or 10.4%, as compared to the same period of the prior fiscal year.  The increase was primarily attributable to higher compensation, legal fees, occupancy expenses, and advertising.  For the three-month period ended September 30, 2013, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income, was 52.8%, as compared to 48.8% for the same period of the prior fiscal year.  The deterioration for the three-month period was the result of a 10.4% increase in noninterest expense, partially offset by a 0.2% increase in revenues.  As the Company continues to grow its balance sheet, non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three-month period ended September 30, 2013, were $1.0 million, a decrease of $117,000, or 10.3%, as compared to the same period of the prior fiscal year.  The effective tax rate for the three-month period was 28.5%, as compared to 30.6% during the same period of the prior fiscal year.  The decline was attributed primarily to additional tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2013 and 2012:

	Three months ended
	September 30,
	2013	2012
Balance, beginning of period	$8,385,980	$7,492,054
Loans charged off:
Residential real estate	(14,086)	(13,872)
Construction	-	-
Commercial business	(13,266)	(3,244)
Commercial real estate	(61,301)	(227)
Consumer	(7,936)	(8,589)
Gross charged off loans	(96,589)	(25,932)
Recoveries of loans previously charged off:
Residential real estate	753	113
Construction	-	-
Commercial business	733	-
Commercial real estate	345	1,630
Consumer	4,079	2,284
Gross recoveries of charged off loans	5,910	4,027
Net charge offs	(90,679)	(21,905)
Provision charged to expense	499,519	610,689
Balance, end of period	$8,794,820	$8,080,838

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $409,000 to $8.8 million at September 30, 2013, from $8.4 million at June 30, 2013.  The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at September 30, 2013.

At September 30, 2013, the Company had $5.5  million, or 0.80% of total  loans, adversely classified ($5.5 million classified “substandard”; none classified “doubtful”; and none classified “loss”), as compared to $5.5 million, or 0.84% of total loans, adversely classified ($5.5 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at June 30, 2013, and $9.9 million, or 1.61% of total loans, adversely classified ($9.9 million classified “substandard”; $0 classified “doubtful”; and  $0 classified “loss”) at September 30, 2012.  Classified loans were generally comprised of loans secured by commercial and agricultural real estate loans, while a smaller amount of commercial operating loans, residential real estate loans and consumer loans were also classified.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $1.2 million at September 30, 2013.  The Company’s investment in the Trapeza 4 CDO (see “Nonperforming Assets”) was also treated as a non-accrual asset.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries for the previous five years for each loan category.  The Company’s allowance methodology considers the most recent twelve-month period’s average net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy.  Average net charge offs are calculated as net charge offs by portfolio type for the period as a percentage of the average balance of respective portfolio type over the same period.

The following table sets forth the Company’s historical net charge offs as of September 30, 2013, and June 30, 2013:

Portfolio segment	September 30, 2013 Net charge offs -- 12-month historical	June 30, 2013 Net charge offs -- 12-month historical
Real estate loans:
Residential	0.11%	0.11%
Construction	0.20%	0.00%
Commercial	0.19%	0.19%
Consumer loans	0.06%	0.39%
Commercial loans	0.18%	0.22%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At September 30, 2013, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period September 30, 2013	Qualitative factor applied at fiscal year ended June 30, 2013
Real estate loans:
Real estate loans:
Conventional	0.70%	0.67%
Construction	1.48%	1.22%
Commercial	1.34%	1.29%
Consumer loans	1.38%	1.30%
Commercial loans	1.31%	1.30%

At September 30, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $7.2 million, as compared to $6.2 million at June 30, 2013.  The lack of substantive change in our qualitative factors was attributed to a stable lending environment.

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

	September 30, 2013	June 30, 2013	September 30, 2012
Nonaccruing loans:
Residential real estate	$184,585	$413,924	$1,090,106
Construction	-	-	99,200
Commercial real estate	125,012	156,856	3,229,790
Consumer	21,687	24,699	14,765
Commercial business	821,872	841,924	1,060,789
Total	$1,153,156	$1,437,403	$5,494,650

Loans 90 days past due
accruing interest:
Residential real estate	$-	$-	$-
Commercial real estate	-	-	-
Consumer	-	-	-
Commercial business	-	-	-
Total	$-	$-	$-

Total nonperforming loans	$1,153,156	$1,437,403	$5,494,650

Nonperforming investments	$125,000	$125,000	$125,000
Foreclosed assets held for sale:
Real estate owned	2,291,589	3,029,530	1,112,000
Other nonperforming assets	43,911	45,803	25,500
Total nonperforming assets	$3,613,656	$4,637,736	$6,757,150

At September 30, 2013, troubled debt restructurings (TDRs) totaled $5.5 million, of which $743,000 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $4.7 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at September 30, 2013, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2013, troubled debt restructurings (TDRs) totaled $5.6 million, of which $766,000 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $4.9 million in TDRs had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2013, nonperforming assets totaled $3.6 million, as compared to $4.6 million at June 30, 2013, and $6.8 million at September 30, 2012.  The decrease in nonperforming assets from fiscal year end was attributed primarily to the sale of several ORE assets during the quarter ended September 30, 2013, that had a combined book value of $785,000.  The loans were secured by commercial real estate and a single family residence.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2.

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

At September 30, 2013, the Company had outstanding commitments and approvals to fund approximately $53.9 million in mortgage and non-mortgage loans.  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At September 30, 2013, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $227 million, of which $61.9 million had been advanced. The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of Bank assets, or $291.1 million, subject to available collateral.  Also, at September 30, 2013, the Bank had pledged a total of $112 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $74.7 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of September 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

On July 2, 2013, the Board of Governors of the Federal Reserve System announced its approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The approved rule includes a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and includes a minimum leverage ratio of 4.0% for all banking institutions.  Additionally, the rule creates a capital conservation buffer of 2.5% of risk-weighted assets, and prohibits banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained.  The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank will begin January 1, 2015.  Other changes include revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of September 30, 2013, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$118,479	18.23%	$51,982	8.00%	n/a	n/a
Southern Bank	95,115	14.69%	$51,798	8.00%	64,747	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	110,343	16.98%	25,991	4.00%	n/a	n/a
Southern Bank	87,008	13.44%	25,899	4.00%	38,848	6.00%
Tier I Capital (to Average Assets)
Consolidated	110,343	13.74%	32,128	4.00%	n/a	n/a
Southern Bank	87,008	10.94%	31,805	4.00%	39,756	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$115,972	18.70%	$49,608	8.00%	n/a	n/a
Southern Bank	$92,618	15.10%	$49,059	8.00%	$61,324	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	108,208	17.45%	24,804	4.00%	n/a	n/a
Southern Bank	84,938	13.85%	24,529	4.00%	36,794	6.00%
Tier I Capital (to Average Assets)
Consolidated	108,208	13.73%	31,524	4.00%	n/a	n/a
Southern Bank	84,938	10.87%	31,250	4.00%	39,063	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first three months of fiscal year 2013, fixed rate 1- to 4-family residential loan production totaled $6.7 million, as compared to $3.3 million during the same period of the prior fiscal year.  At September 30, 2013, the fixed rate residential loan portfolio was $88.5 million with a weighted average maturity of 188 months, as compared to $100.5 million at September 30, 2012, with a weighted average maturity of 183 months.  The Company originated $9.2  million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2013, as compared to $9.5 million during the same period of the prior fiscal year.  At September 30, 2013, fixed rate loans with remaining maturities in excess of 10 years totaled $52.4 million, or 7.7% of net loans receivable, as compared to $65.1 million, or 10.7% of net loans receivable at September 30, 2012.  The Company originated $21.3 million of fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2013, as compared to $20.0 million during the same period of the prior fiscal year.  At September 30, 2013, the fixed rate commercial and commercial real estate loan portfolio was $275.6 million with a weighted average maturity of 37.8months, compared to $238.7 million at September 30, 2012, with a weighted average maturity of 35 months.  The Company originated $18.5 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2013, as compared to $14.1 million during the same period of the prior fiscal year.  At September 30, 2013, adjustable-rate home equity lines of credit totaled $17.0 million, as compared to $15.7 million at September 30, 2012.  At September 30, 2013, the Company’s investment portfolio had an expected weighted-average life of 4.4 years, compared to 3.7 at September 30, 2012.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2013, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2013
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$90,759	$(14,315)	-14%	11.01%	-1.41%
+200	95,614	(9,461)	-9%	11.50%	-0.91%
+100	99,889	(5,186)	-5%	11.92%	-0.49%
NC	105,075	-	-	12.41%	-
-100	111,524	6,449	6%	13.06%	0.65%
-200	116,970	11,895	11%	13.60%	1.19%
-300	122,959	17,884	17%	14.20%	1.79%

June 30, 2013
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,468	$(12,328)	-12%	11.70%	-1.26%
+200	97,693	(8,104)	-8%	12.15%	-0.82%
+100	101,241	(4,555)	-4%	12.50%	-0.46%
NC	105,796	-	-	12.96%	-
-100	110,740	4,944	5%	13.49%	0.52%
-200	115,237	9,440	9%	13.96%	0.99%
-300	120,167	14,371	14%	14.47%	1.51%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2013 thru 7/31/2013	-	-	-	-
8/1/2013 thru 8/31/2013	-	-	-	-
9/1/2013 thru 9/30/2013	-	-	-	-
Total	-	-	-	-

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
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 14, 2013	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)