Form 10-Q
period 2013-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2014-02-14
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2014
Common Stock, Par Value $.01	3,311,740 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31 AND JUNE 30, 2013

	December 31, 2013	June 30, 2013
	(unaudited)
Cash and cash equivalents	$19,884,920	$12,788,950
Interest-bearing time deposits	980,000	980,000
Available for sale securities	113,298,082	80,004,226
Stock in FHLB of Des Moines	4,269,400	2,006,600
Stock in Federal Reserve Bank of St. Louis	1,004,450	1,004,450
Loans receivable, net of allowance for loan losses of $9,084,904 and $8,385,980 at December 31 and June 30, 2013, respectively

	748,729,674	647,165,899
Accrued interest receivable	4,784,598	3,969,697
Premises and equipment, net	19,843,367	17,515,834
Bank owned life insurance – cash surrender value	16,725,624	16,467,043
Identifiable intangible assets, net	1,632,503	352,427
Goodwill	2,034,190	687,999
Prepaid expenses and other assets	17,024,528	13,448,115
Total assets	$950,211,336	$796,391,240

Deposits	$729,790,874	$632,378,933
Securities sold under agreements to repurchase	21,800,967	27,788,192
Advances from FHLB of Des Moines	80,888,037	24,500,000
Accounts payable and other liabilities	2,117,519	2,149,234
Accrued interest payable	904,288	528,528
Subordinated debt	9,714,096	7,217,000
Total liabilities	845,215,781	694,561,887

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at December 31 and June 30, 2013	20,000,000	20,000,000

Common stock, $.01 par value; 8,000,000 shares authorized; 3,299,740 and 3,294,040 shares, respectively, issued at December 31 and June 30, 2013, respectively	32,677	32,620
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,846,593	22,752,744
Retained earnings	62,973,250	59,046,139
Accumulated other comprehensive loss	(1,033,755)	(178,940)
Total stockholders’ equity	104,995,555	101,829,353

Total liabilities and stockholders’ equity	$950,211,336	$796,391,240

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 (Unaudited)

	Three months		Six months
	ended		ended
	December 31,		December 31,
	2013	2012	2013	2012
INTEREST INCOME:
Loans	$9,512,181	$8,730,367	$18,176,851	$17,584,301
Investment securities	509,437	376,663	918,811	739,366
Mortgage-backed securities	213,742	79,632	301,450	205,395
Other interest-earning assets	2,931	11,106	5,912	30,355
Total interest income	10,238,291	9,197,768	19,403,024	18,559,417
INTEREST EXPENSE:
Deposits	1,505,658	1,496,722	2,954,170	3,076,424
Securities sold under agreements to repurchase	31,122	54,165	62,679	102,467
Advances from FHLB of Des Moines	285,554	258,742	541,470	513,454
Subordinated debt	85,147	57,646	140,852	116,772
Total interest expense	1,907,481	1,867,275	3,699,171	3,809,117
NET INTEREST INCOME	8,330,810	7,330,493	15,703,853	14,750,300
PROVISION FOR LOAN LOSSES	294,770	462,017	794,290	1,072,706
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,036,040	6,868,476	14,909,563	13,677,594
NONINTEREST INCOME:
Deposit account charges and related fees	659,655	442,291	1,235,006	874,107
Bank card interchange income	339,696	289,790	658,450	588,309
Loan late charges	62,585	52,705	117,099	104,261
Other loan fees	152,093	73,019	227,866	145,579
Net realized gains on sale of loans	159,850	89,700	244,488	142,856
Net realized gains on available-for-sale securities	109,481	-	109,481	-
Earnings on bank owned life insurance	129,670	128,717	258,581	254,538
Other income	52,775	41,678	95,189	68,231
Total noninterest income	1,665,805	1,117,900	2,946,160	2,177,881
NONINTEREST EXPENSE:
Compensation and benefits	3,031,551	2,523,408	5,662,973	4,984,574
Occupancy and equipment, net	978,299	681,323	1,762,103	1,373,234
Deposit insurance premiums	109,965	92,121	208,356	186,667
Legal and professional fees	684,920	116,193	910,926	215,252
Advertising	135,757	84,452	237,039	143,351
Postage and office supplies	167,278	123,027	270,431	226,550
Intangible amortization	175,915	104,283	280,198	208,566
Bank card network expense	180,900	142,653	323,024	286,763
Other operating expense	760,985	573,110	1,137,871	953,572
Total noninterest expense	6,225,570	4,440,570	10,792,921	8,578,529
INCOME BEFORE INCOME TAXES	3,476,275	3,545,806	7,062,802	7,276,946
INCOME TAXES	957,447	1,064,886	1,980,894	2,205,772
NET INCOME	$2,518,828	$2,480,920	$5,081,908	$5,071,174
Less: dividend on preferred shares	50,000	50,000	100,000	245,115
Net income available to common shareholders	$2,468,828	$2,430,920	$4,981,908	$4,826,059

Basic earnings per common share	$0.75	$0.74	$1.51	$1.47
Diluted earnings per common share	$0.73	$0.72	$1.47	$1.43
Dividends per common share	$0.16	$0.15	$0.32	$0.30

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$2,518,828	$2,480,920	$5,081,908	$5,071,174
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(153,829)	(14,363)	(1,248,877)	343,157
Less: reclassification adjustment for realized gains	109,481	-	109,481	-
Included in net income
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	693	15,234	1,509	15,318
Tax benefit (expense)	97,168	(322)	502,034	(132,635)
Total other comprehensive income (loss)	(165,449)	549	(854,815)	225,840
Comprehensive income	$2,353,379	$2,481,469	$4,227,093	$5,297,014

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 (Unaudited)
	Six months ended
	December 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$5,081,908	$5,071,174
Items not requiring (providing) cash:
Depreciation	724,805	537,074
Loss on disposal of fixed assets	168	20,875
Stock option and stock grant expense	7,095	107,095
Amortization of intangible assets	280,198	208,566
Increase in cash surrender value of bank owned life insurance	(258,581)	(254,538)
Gain on sale of foreclosed assets	(45,500)	(71,874)
Provision for loan losses and off-balance sheet credit exposures	794,290	1,072,706
Gains realized on AFS securities	(109,481)	-
Net amortization (accretion) of premiums and discounts on securities	290,281	287,784
Originations of loans held for sale	(5,751,624)	(3,389,505)
Proceeds from sales of loans held for sale	5,799,895	3,477,200
Gain on sales of loans held for sale	(226,056)	(142,856)
Changes in:
Accrued interest receivable	(455,364)	(648,871)
Prepaid expenses and other assets	(149,168)	(2,483,778)
Accounts payable and other liabilities	(1,133,404)	617,223
Deferred taxes	40,584	(263,837)
Accrued interest payable	(100,133)	(85,560)
Net cash provided by operating activities	4,789,913	4,058,878
Cash flows from investing activities:
Net increase in loans	(62,929,724)	(40,078,326)
Net change in interest-bearing deposits	-	(881,000)
Proceeds from maturities of available for sale securities	5,376,440	18,931,321
Proceeds from sales of available for sale securities	7,722,340	-
Net purchases of Federal Home Loan Bank stock	(2,101,400)	-
Purchases of available-for-sale securities	(13,660,413)	(21,383,823)
Purchases of premises and equipment	(1,897,209)	(4,539,833)
Net cash paid in acquisitions	(4,044,714)	-
Investments in state & federal tax credits	(3,385,154)	-
Proceeds from sale of fixed assets	-	26,500
Proceeds from sale of foreclosed assets	903,436	1,046,700
Net cash used in investing activities	(74,016,398)	(46,878,461)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	25,889,200	15,922,582
Net increase in certificates of deposits	3,288,141	5,668,929
Net (decrease) increase in securities sold under agreements to repurchase	(7,086,900)	5,302,857
Net proceeds from Federal Home Loan Bank advances	55,300,000	-
Proceeds from issuance of common stock	-	66,555
Exercise of stock options	86,811	33,963
Dividends paid on preferred stock	(100,000)	(311,553)
Dividends paid on common stock	(1,054,797)	(986,712)
Net cash provided by financing activities	76,322,455	25,696,621
Increase (decrease) in cash and cash equivalents	7,095,970	(17,122,962)
Cash and cash equivalents at beginning of period	12,788,950	33,421,099
Cash and cash equivalents at end of period	$19,884,920	$16,298,137
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$85,000	$2,984,720
Conversion of foreclosed real estate to loans	337,500	68,400
Conversion of loans to repossessed assets	32,952	199,082
Cash paid during the period for:
Interest (net of interest credited)	$1,214,796	$1,171,468
Income taxes	1,778,000	1,541,084

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated balance sheet of the Company as of June 30, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the three- and six-month periods ended December 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year.  For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2013, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $14.8 million and $9.5 million at December 31 and June 30, 2013, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss, a component of stockholders’ equity. All securities have been classified as available for sale.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  As a result, the Company’s balance sheet as of the dates presented reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

The following paragraphs summarize the impact of new accounting pronouncements:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The Company is reviewing the ASU, but does not expect adoption will result in a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company's consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$26,095,700	$11,427	$(1,114,727)	$24,992,400
State and political subdivisions	45,022,534	999,987	(457,910)	45,564,611
Other securities	4,449,577	51,189	(1,075,815)	3,424,951
Mortgage-backed: GSE residential	37,283,052	226,154	(316,698)	37,192,508
Mortgage-backed: other U.S. government agencies	2,125,034	-	(1,422)	2,123,612
Total investments and mortgage-backed securities	$114,975,897	$1,288,757	$(2,966,572)	$113,298,082

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$22,972,073	$2,590	$(566,778)	$22,407,885
State and political subdivisions	38,135,005	1,432,739	(244,437)	39,323,307
Other securities	2,638,303	37,328	(1,116,652)	1,558,979
Mortgage-backed: GSE residential	14,174,119	343,138	(206,713)	14,310,544
Mortgage-backed: other U.S. government agencies	2,405,692	-	(2,181)	2,403,511
Total investments and mortgage-backed securities	$80,325,192	$1,815,795	$(2,136,761)	$80,004,226

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2013
	Amortized	Estimated Fair
	Cost	Value
Available for Sale:
Within one year	$577,685	$578,995
After one year but less than five years	19,703,011	19,585,013
After five years but less than ten years	26,510,272	25,904,700
After ten years	28,776,843	27,913,254
Total investment securities	75,567,811	73,981,962
Mortgage-backed securities	39,408,086	39,316,120
Total investments and mortgage-backed securities	$114,975,897	$113,298,082

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2013:

	December 31, 2013
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$22,106,369	$1,032,971	$914,831	$81,756	$23,021,200	$1,114,727
State and political subdivisions	14,874,625	286,601	2,114,165	171,309	16,988,790	457,910
Other securities	1,006,501	4,995	496,972	1,070,820	1,503,473	1,075,815
Mortgage-backed: GSE residential	21,595,529	316,698	-	-	21,595,529	316,698
Mortgage-backed: other U.S. government agencies	-	-	2,123,612	1,422	2,123,612	1,422
Total investments and mortgage-backed securities	$59,583,024	$1,641,265	$5,649,580	$1,325,307	$65,232,604	$2,966,572

	June 30, 2013
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$20,397,826	$566,778	$-	$-	$20,397,826	$566,778
State and political subdivisions	8,588,542	173,966	2,525,673	70,471	11,114,215	244,437
Other securities	-	-	445,777	1,116,652	445,777	1,116,652
Mortgage-backed: GSE residential	3,052,069	206,713	-	-	3,052,069	206,713
Mortgage-backed: other U.S. government agencies	-	-	2,403,511	2,181	2,403,511	2,181
Total investments and mortgage-backed securities	$32,038,437	$947,457	$5,374,961	$1,189,304	$37,413,398	$2,136,761

Other securities.  At December 31, 2013, there were four pooled trust preferred securities with an estimated fair value of $497,000 and unrealized losses of $1.0 million in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities.  Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibits banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund.  The pooled trust preferred securities owned by the Company were included in a January 2014 listing of such securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The December 31, 2013, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included prepayments within one year by all fixed-rate issuers of asset size greater than $15 billion, and by all variable rate issuers with spreads of greater than 250 basis points, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments within one year by smaller, profitable, and well-capitalized issuers with fixed rate coupons in excess of 8%; and other prepayments of 1% every year thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 31 to 65 percent on currently deferred issuers within the next two years; new defaults of 2% annually for the next two years; annual defaults of 36 basis points thereafter; and recoveries of 10% of new defaults.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects these securities to remain in PIK status for a period of one to seven years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the quarter ended December 31, 2009, and the twelve months ended June 30, 2009.  At December 31, 2013, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included prepayments within one year by all fixed-rate issuers of asset size greater than $15 billion, and by all variable rate issuers with spreads of greater than 250 basis points, to account for the lack of favorable capital treatment under the Dodd-Frank regulatory reform bill; prepayments within one year by smaller, profitable, and well-capitalized issuers with fixed rate coupons in excess of 8%; and other prepayments of 1% every year thereafter, to account for isolated prepayments; no recoveries on issuers currently in default; recoveries of 58% on currently deferred issuers within the next two years; new defaults of 2% annually for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter.  This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of less than one year. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2013.

The Company does not believe any other individual unrealized loss as of December 31, 2013, represents OTTI. However, given the recent disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  As described above, one of the Company’s investments in trust preferred securities has experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month periods ended December 31, 2013 and 2012.

	Accumulated Credit Losses
	Six-Month Period Ended
	December 31,
	2013	2012
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	December 31, 2013	June 30, 2013
Real Estate Loans:
Residential	$283,350,157	$233,888,442
Construction	29,375,436	30,724,858
Commercial	285,461,133	242,303,922
Consumer loans	32,106,430	28,414,878
Commercial loans	133,648,353	130,868,484
	763,941,509	666,200,584
Loans in process	(6,260,256)	(10,792,041)
Deferred loan fees, net	133,325	143,336
Allowance for loan losses	(9,084,904)	(8,385,980)
Total loans	$748,729,674	$647,165,899

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately 14 months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At December 31, 2013, construction loans outstanding included 16 loans, totaling $6.4 million, for which a modification had been agreed to. At June 30, 2013, construction loans outstanding included 29 loans, totaling $6.9 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31, 2013, and June 30, 2013, and activity in the allowance for loan losses for the three-month periods ended December 31, 2013 and 2012:

	At period end for the six months ended December 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Provision charged to expense	330,429	151,322	253,085	30,653	28,802	794,290
Losses charged off	(23,062)	-	(69,457)	(17,066)	(13,266)	(122,851)
Recoveries	14,090	-	686	10,881	1,828	27,485
Balance, end of period	$2,131,432	$423,984	$3,786,856	$496,134	$2,246,499	$9,084,904
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,131,432	$423,984	$3,786,856	$496,134	$1,746,499	$8,584,904
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$500,000	$500,000

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$281,623,511	$23,115,180	$284,175,920	$32,106,430	$132,788,982	$753,810,023
Ending Balance: loans acquired with deteriorated credit quality	$1,726,646	$-	$1,285,213	$-	$859,371	$3,871,230

	For the three months ended December 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,957,412	$289,844	$3,737,990	$497,871	$2,311,703	$8,794,820
Provision charged to expense	169,658	134,140	56,680	591	(66,299)	294,770
Losses charged off	(8,976)	-	(8,156)	(9,130)	-	(26,262)
Recoveries	13,338	-	341	6,802	1,095	21,576
Balance, end of period	$2,131,432	$423,984	$3,786,856	$496,134	$2,246,499	$9,084,904

	At period end for the six months ended December 31, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Provision charged to expense	290,255	(90,913)	815,427	44,680	13,257	1,072,706
Losses charged off	(203,242)	-	(417,071)	(8,589)	(29,466)	(658,368)
Recoveries	224	-	4,462	6,698	2,425	13,809
Balance, end of period	$1,722,583	$152,256	$3,388,656	$526,386	$2,130,320	$7,920,201
Ending Balance: individually evaluated for impairment	$-	$-	$100,000	$-	$-	$100,000
Ending Balance: collectively evaluated for impairment	$1,722,583	$152,256	$3,288,656	$526,386	$1,620,333	$7,310,214
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$509,987	$509,987

	For the three months ended December 31, 2012
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,714,363	$191,784	$3,456,760	$522,655	$2,195,276	$8,080,838
Provision charged to expense	197,478	(39,528)	344,852	(683)	(40,102)	462,017
Losses charged off	(189,370)	-	(416,843)	-	(26,223)	(632,436)
Recoveries	112	-	3,887	4,414	1,369	9,782
Balance, end of period	$1,722,583	$152,256	$3,388,656	$526,386	$2,130,320	$7,920,201

	June 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Ending Balance: individually evaluated for impairment	$-	$-	$85,000	$-	$-	$85,000
Ending Balance: collectively evaluated for impairment	$1,809,975	$272,662	$3,517,542	$471,666	$1,671,646	$7,743,491
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$557,489

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$144,328	$-	$-	$144,328
Ending Balance: collectively evaluated for impairment	$232,186,722	$19,932,817	$240,888,891	$28,414,878	$129,735,511	$651,158,819
Ending Balance: loans acquired with deteriorated credit quality	$1,701,720	$-	$1,270,703	$-	$1,132,973	$4,105,396

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31 and June 30, 2013.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	December 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$279,514,531	$23,115,180	$278,784,189	$31,924,312	$132,080,592
Watch	2,886,421	-	2,981,694	41,158	345,234
Special Mention	-	-	-	-	-
Substandard	949,205	-	3,695,250	140,960	1,222,527
Doubtful	-	-	-	-	-
Total	$283,350,157	$23,115,180	$285,461,133	$32,106,430	$133,648,353

	June 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$231,230,256	$19,932,817	$237,131,788	$28,252,411	$129,782,625
Watch	1,881,836	-	1,594,368	41,463	55,858
Special Mention	-	-	-	-	-
Substandard	776,350	-	3,577,766	121,004	1,030,001
Doubtful	-	-	-	-	-
Total	$233,888,442	$19,932,817	$242,303,922	$28,414,878	$130,868,484

The above amounts include purchased credit impaired loans.  At December 31, 2013, purchased credited impaired loans accounted for $400,000 of loans rated “Pass”; $1.7 million of loans rated “Watch”; no loans rated “Special Mention”; $1.8 million of loans rated “Substandard”; and no loans rated “Doubtful”.  At June 30, 2013, these purchased credit impaired loans accounted for $600,000 of loans rated “Pass”; $1.7 million of loans rated “Watch”;  no loans rated “Special Mention”; $1.8 million of loans rated “Substandard”; and no loans rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2013.  At December 31 and June 30, 2013, there were no purchased credit impaired loans that were past due.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2013
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,137,566	$148,346	$200,267	$1,486,179	$281,863,978	$283,350,157	$-
Construction	-	-	-	-	23,115,180	23,115,180	-
Commercial	512,867	304,088	-	816,955	284,644,178	285,461,133	-
Consumer loans	182,002	40,080	27,289	249,371	31,857,059	32,106,430	-
Commercial loans	210,239	68,368	117,567	396,174	133,252,179	133,648,353	-
Total loans	$2,042,674	$560,882	$345,123	$2,948,679	$754,732,574	$757,681,253	$-

	June 30, 2013
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$369,898	$66,213	$102,498	$538,609	$233,349,833	$233,888,442	$-
Construction	-	-	-	-	19,932,817	19,932,817	-
Commercial	-	-	225,099	225,099	242,078,823	242,303,922	-
Consumer loans	239,323	42,924	12,275	294,522	28,120,356	28,414,878	-
Commercial loans	63,394	-	18,266	81,660	130,786,824	130,868,484	-
Total loans	$672,615	$109,137	$358,138	$1,139,890	$654,268,653	$655,408,543	$-
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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2013.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,748,604	$2,085,113	$-
Construction real estate	-	-	-
Commercial real estate	3,124,558	3,135,605	-
Consumer loans	-	-	-
Commercial loans	116,110	116,110	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	715,791	1,285,668	500,000
Total:
Residential real estate	$1,748,604	$2,085,113	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,124,558	$3,135,605	$-
Consumer loans	$-	$-	$-
Commercial loans	$831,901	$1,401,778	$500,000

	June 30, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	-	-	-
Commercial real estate	3,115,324	3,167,982	-
Consumer loans	-	-	-
Commercial loans	387,167	391,759	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	144,328	144,328	85,000
Consumer loans	-	-	-
Commercial loans	755,883	1,325,760	557,489
Total:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,259,652	$3,312,310	$85,000
Consumer loans	$-	$-	$-
Commercial loans	$1,143,050	$1,717,519	$557,489

The above amounts include purchased credit impaired loans.  At December 31, 2013, purchased credit impaired loans accounted for $3.2 million of impaired loans without a specific valuation allowance; $716,000 of loans with a specific valuation allowance; and $3.9 million of total impaired loans.  At June 30, 2013, purchased credit impaired loans accounted for $3.3 million of impaired loans without a specific valuation allowance; $756,000 of loans with a specific valuation allowance; and $4.1 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2013
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,738	$63
Construction Real Estate	-	-
Commercial Real Estate	1,287	38
Consumer Loans	-	-
Commercial Loans	845	-
Total Loans	$3,870	$101

	For the three-month period ended
	December 31, 2012
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,799	$141
Construction Real Estate	-	-
Commercial Real Estate	1,668	48
Consumer Loans	165	-
Commercial Loans	1,306	24
Total Loans	$4,938	$213

	For the six-month period ended
	December 31, 2013
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,726	$127
Construction Real Estate	-	-
Commercial Real Estate	1,329	89
Consumer Loans	-	-
Commercial Loans	941	1
Total Loans	$3,996	$217

	For the six-month period ended
	December 31, 2012
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,589	$269
Construction Real Estate	-	-
Commercial Real Estate	2,375	98
Consumer Loans	-	-
Commercial Loans	1,322	49
Total Loans	$5,286	$416

Interest income on impaired loans recognized on a cash basis in the three- and six month periods ended December 31, 2013 and 2012, was immaterial.

For the three- and six-month periods ended December 31, 2013, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $45,000 and $104,000, respectively, as compared to $128,000 and $245,000, respectively, for the three- and six-month periods ended December 31, 2012.

The following table presents the Company’s nonaccrual loans at December 31 and June 30, 2013.  This table includes purchased impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	December 31, 2013	June 30, 2013
Residential real estate	$386,639	$413,924
Construction real estate	-	-
Commercial real estate	351,132	156,856
Consumer loans	45,891	24,699
Commercial loans	848,320	841,924
Total loans	$1,631,982	$1,437,403

The above amounts include purchased credit impaired loans.  At December 31 and June 30, 2013, these loans comprised $716,000 and $756,000 of nonaccrual loans, respectively.

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

During the three- and six-month periods ended December 31, 2013 and 2012, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month period ended
	December 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	330,748
Consumer loans	-	-	-	-
Commercial loans	-	-	1	73,369
Total	-	$-	2	$404,117

	For the six-month period ended
	December 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	$38,288	-	$-
Construction real estate	-	-	1	100,351
Commercial real estate	1	30,077	3	1,134,756
Consumer loans	-	-	-	-
Commercial loans	-	-	3	239,288
Total	2	$68,365	7	$1,474,395

Performing loans classified as TDRs and outstanding at December 31 and June 30, 2013, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2013		June 30, 2013
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	6	$1,748,605	6	$1,663,477
Construction real estate	-	-	-	-
Commercial real estate	12	2,891,356	11	2,856,884
Consumer loans	-	-	-	-
Commercial loans	1	116,110	3	363,020
Total	19	$4,756,071	20	$4,883,381

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2013.  The amounts of these loans at December 31 and June 30, 2013, are as follows:

	December 31, 2013	June 30, 2013
Real Estate Loans:
Residential	$2,085,113	$2,096,135
Construction	-	-
Commercial	1,299,293	1,323,361
Consumer loans	-	-
Commercial loans	1,401,778	1,707,442
Outstanding balance	$4,786,184	$5,126,938
Carrying amount, net of fair value adjustment of $917,433 and $1,021,542 at December 31 and June 30, 2013, respectively	$3,868,751	$4,105,396

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ending
	December 31, 2013	December 31, 2012
Balance at beginning of period	$711,312	$489,356
Additions	-	-
Accretion	(74,826)	(147,606)
Reclassification from nonaccretable difference	774	496,299
Disposals	-	-
Balance at end of period	$637,260	$838,049

	Six-month period ending
	December 31, 2013	December 31, 2012
Balance at beginning of period	$798,789	$489,356
Additions	-	-
Accretion	(164,477)	(147,606)
Reclassification from nonaccretable difference	2,948	496,299
Disposals	-	-
Balance at end of period	$637,260	$838,049

During the three- and six-month periods ended December 31, 2013, the Company increased the allowance for loan losses by a charge to the income statement of $74,314 and $0, respectively, related to these purchased credit impaired loans, as compared to $24,223 and $166,000, respectively, during the same periods of the prior fiscal year.  During the three- and six-month periods ended December 31, 2013, allowance for loan losses of $0 and $57,489, respectively, was reversed, as compared to $3,300 and $5,300, respectively, during the same periods of the prior fiscal year.

Note 6:  Deposits

Deposits are summarized as follows:

	December 31, 2013	June 30, 2013
Non-interest bearing accounts	$58,259,738	$45,441,845
NOW accounts	253,833,018	208,047,966
Money market deposit accounts	26,186,235	22,274,947
Savings accounts	87,336,653	84,372,522
Certificates	304,175,230	272,241,653
Total Deposit Accounts	$729,790,874	$632,378,933

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31
	2013	2012	2013	2012

Net income	$2,518,828	$2,480,920	$5,081,908	$5,071,174
Charge for early redemption of preferred stock issued at discount	-	-	-	-
Dividend payable on preferred stock	50,000	50,000	100,000	245,115
Net income available to common shareholders	$2,468,828	$2,430,920	$4,981,908	$4,826,059

Average Common shares – outstanding basic	3,296,805	3,289,309	3,295,924	3,288,839
Stock options under treasury stock method	104,759	94,241	98,567	92,865
Average Common shares – outstanding diluted	3,401,564	3,383,550	3,394,491	3,381,704

Basic earnings per common share	$0.75	$0.74	$1.51	$1.47
Diluted earnings per common share	$0.73	$0.72	$1.47	$1.43

At December 31, 2013 and 2012, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states.  The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2010.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the six-month period ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Income taxes
Current	$136,978	$1,328,723	$1,401,099	$2,469,609
Deferred	820,469	(263,837)	579,795	(263,837)
Total income tax provision	$957,447	$1,064,886	$1,980,894	$2,205,772

The components of net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2013	June 30, 2013
Deferred tax assets:
Provision for losses on loans	$3,783,553	$3,545,918
Accrued compensation and benefits	225,813	211,117
Other-than-temporary impairment on available for sale securities	120,780	261,405
NOL carry forwards acquired	150,270	150,270
Unrealized loss on other real estate	27,200	31,280
Unrealized loss on available for sale securities	620,781	116,157
Other	24,452	-
Total deferred tax assets	4,952,849	4,316,147

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,906,923	1,228,067
Depreciation	685,239	761,389
Prepaid expenses	301,330	151,939
Other	-	40,224
Total deferred tax liabilities	3,082,104	2,370,231

Net deferred tax (liability) asset	$1,870,745	$1,945,916

As of December 31 and June 30, 2013, the Company had approximately $433,000 and $440,000, respectively, of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations.  Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended		For the six-month period ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Tax at statutory rate	$1,181,934	$1,205,574	$2,401,353	$2,474,162
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(133,668)	(128,391)	(262,244)	(252,659)
State tax, net of Federal benefit	71,280	84,480	152,460	176,880
Cash surrender value of Bank-owned life insurance	(44,088)	(43,764)	(87,918)	(86,543)
Tax credit benefits	(81,424)	(56,654)	(162,849)	(113,310)
Other, net	(36,587)	3,641	(59,909)	7,242
Actual provision	$957,447	$1,064,886	$1,980,894	$2,205,772

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Company’s 401(k) Retirement Plan (the Plan) covers substantially all employees who are at least 21 years of age and who have completed one year of service.  The Plan provides a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2013; for fiscal 2014, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions.  During the three- and six-month periods ended December 31, 2013, retirement plan expenses recognized were approximately $131,000 and $261,000, respectively, as compared to $116,000 and $228,000, respectively, for the same periods of the prior fiscal year.

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

In its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities.  The securities had been issued in June 2005 by OLCF, bear interest at a floating rate based on LIBOR, and mature in 2035.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend rate for the quarter ended December 31, 2013, was one percent (1%).  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%), based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to nine percent (9%), including a quarterly lending incentive fee of one-half percent (0.5%).

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

Level 3	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31 and June 30, 2013:

	Fair Value Measurements at December 31, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$24,992,400	$-	$24,992,400	$-
State and political subdivisions	45,564,611	-	45,564,611	-
Other securities	3,424,951	-	3,303,951	121,000
Mortgage-backed GSE residential	37,192,508	-	37,192,508	-
Mortgage-backed: other U.S. government agencies	2,123,612	-	2,123,612	-

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$22,407,885	$-	$22,407,885	$-
State and political subdivisions	39,323,307	-	39,323,307	-
Other securities	1,558,979	-	1,485,979	73,000
Mortgage-backed GSE residential	14,310,544	-	14,310,544	-
Mortgage-backed: other U.S. government agencies	2,403,511	-	2,403,511	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended December 31, 2013.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-month periods ended December 31, 2013 and 2012:

	Three months ended
	December 31, 2013	December 31, 2012
Available-for-sale securities, beginning of year	$91,000	$43,000
Total unrealized gain (loss) included in comprehensive income	30,000	15,000
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$121,000	$58,000

	Six months ended
	December 31, 2013	December 31, 2012
Available-for-sale securities, beginning of year	$73,000	$32,600
Total unrealized gain (loss) included in comprehensive income	48,000	25,400
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$121,000	$58,000

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2013:

	Fair Value Measurements at December 31, 2013, Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Observable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$216,000	$-	$-	$216,000
Foreclosed and repossessed assets held for sale	3,053,000	-	-	3,053,000

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Observable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$378,000	$-	$-	$378,000
Foreclosed and repossessed assets held for sale	3,075,000	-	-	3,075,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended December 31, 2013 and 2012:

	For the six months ended
	December 31, 2013	December 31, 2012

Impaired loans (collateral dependent)	$111,000	$(134,000)
Foreclosed and repossessed assets held for sale	8,000	(552,000)
Total gains (losses) on assets measured on a non-recurring basis	$119,000	$(686,000)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company’s $3.9 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at December 31, 2013, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $233,000.  Older real estate appraisals were available for impaired loans with a carrying value of approximately $2.9 million.  The remaining $716,000 was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at December 31, 2013	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied

Available-for-sale securities (pooled trust preferred security)	$121,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	15.6% 1% annually 41.9% 1.5%
Impaired loans (collateral dependent)	216,000	Internal or third- party appraisal	Discount to reflect realizable value	n/a	33.0%
Foreclosed and repossessed assets	3,053,000	Third party appraisal	Marketability discount	0.0 - 76.4%	20.0%

	Fair value at June 30, 2013	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied

Available-for-sale securities (pooled trust preferred security)	$73,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	18.6% 1% annually 42.0% 1.7%
Impaired loans (collateral dependent)	378,000	Internal or third- party appraisal	Discount to reflect realizable value	18.9 - 43.8%	22.9%
Foreclosed and repossessed assets	3,075,000	Third party appraisal	Marketability discount	0.0 - 66.7%	14.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2013.

	December 31, 2013
		Quoted Prices
(dollars in thousands)		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$19,885	$19,885	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	4,269	-	4,269	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	748,730	-	-	752,009
Accrued interest receivable	4,785	-	4,785	-
Financial liabilities
Deposits	729,791	424,975	-	305,079
Securities sold under agreements to repurchase	21,801	-	21,801	-
Advances from FHLB	80,888	55,300	27,986	-
Accrued interest payable	904	-	904	-
Subordinated debt	9,714	-	-	8,448
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2013
		Quoted Prices
(dollars in thousands)		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$12,789	$12,789	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	2,007	-	2,007	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	647,166	-	-	652,904
Accrued interest receivable	3,970	-	3,970	-
Financial liabilities
Deposits	632,379	359,796	-	273,260
Securities sold under agreements to repurchase	27,788	-	27,788	-
Advances from FHLB	24,500	-	27,040	-
Accrued interest payable	529	-	529	-
Subordinated debt	7,217	-	-	6,209
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Business Combinations

On October 4, 2013, the Company acquired 100% of the outstanding stock of Ozarks Legacy Community Financial, Inc. (OLCF), and its subsidiary, the Bank of Thayer, headquartered in Thayer, Missouri.  The Bank of Thayer was merged into the Company’s existing bank subsidiary, Southern Bank, on that date.  The Company acquired OLCF primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise.  Through December 31, 2013, the Company incurred $688,000 of third-party acquisition-related costs.  The expenses are included in noninterest expense in the Company’s consolidated statement of income for the period ended December 31, 2013.  The goodwill of $1,474,000 arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and OLCF.  Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarized the consideration paid for OLCF and its subsidiary, the Bank of Thayer and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred
Cash	$6,279,694
Contingent consideration	-
Total consideration	$6,279,694

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and Cash equivalents	$2,234,980
Investment Securities	34,271,743
Loans	39,368,508
Premises and equipment	1,155,297
Identifiable intangible assets	1,432,645
Miscellaneous other assets	1,285,870

Deposits	(68,234,600)
Securities sold under agreements to repurchase	(1,099,675)
Advances from FHLB	(1,095,928)
Subordinated debt	(2,490,890)
Miscellaneous other liabilities	(2,022,076)
Liability arising from a contingency	-
Total identifiable net assets	4,805,874
Goodwill	$1,473,820

On November 7, 2013, the Company announced that it has entered into a definitive stock purchase agreement whereby it will acquire Citizens State Bankshares of Bald Knob, Inc. (Citizens), headquartered in Bald Knob, Arkansas, in an all-cash transaction valued at approximately $5.9 million, subject to certain adjustments for transaction expenses and Citizens’ equity at closing.  Citizens’ wholly-owned bank subsidiary, Citizens State Bank, will be merged with and into Southern Bank immediately upon closing, which the Company now anticipates will occur in February, 2014.  At December 31, 2013, Citizens held assets of $70.2 million, loans, net, of $11.6 million, and deposits of $62.3 million.  The Company will recognize all acquisition-related costs as an expense.  The Company’s acquisition-related costs were $57,000 through December 31, 2013, and are reflected in legal and professional fees.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank).  The Company’s earnings are primarily dependent on the operations of the Bank.  As a result, the following discussion relates primarily to the operations of the Bank.  The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2013, the Bank conducts its business through its home office located in Poplar Bluff, and 21 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, Springfield, Thayer (2), West Plains, and Alton, Missouri, and Paragould, Jonesboro (2), Brookland, Batesville, and Searcy, Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.  The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2013, and results of operations for the three- and six-month periods ended December 31, 2013 and 2012.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the six months ended
(dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net income available to common stockholders	$2,469	$2,431	$4,982	$4,826
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	105	229	232	559
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	$2,364	$2,202	$4,750	$4,267

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the six months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Return on average assets	1.09%	1.32%	1.18%	1.36%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.05%	0.12%	0.06%	0.15%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	1.04%	1.20%	1.12%	1.21%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the six months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Return on average common equity	11.70%	12.47%	11.96%	12.55%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.50%	1.18%	0.56%	1.61%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	11.20%	11.29%	11.40%	10.94%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the six months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net interest margin	3.83%	4.17%	3.87%	4.23%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.07%	0.21%	0.10%	0.25%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.76%	3.96%	3.77%	3.98%

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

Recent Events

On October 4, 2013, the Company completed its acquisition of Ozarks Legacy Community Financial, Inc., and its subsidiary, the Bank of Thayer (herein collectively, “Bank of Thayer”).  The Company completed the conversion of data systems for the Bank of Thayer’s operations in December, 2013.

On November 7, 2013, the Company announced the signing of a definitive stock purchase agreement whereby Citizens State Bankshares of Bald Knob, Inc., and its subsidiary, Citizens State Bank, Bald Knob, Arkansas (herein collectively, “Citizens State Bank”), will be acquired in an all-cash transaction.  The acquired financial institution will be merged with and into Southern Bank, with the transaction expected to close in February, 2014.

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

During the first six months of fiscal 2014, we grew our balance sheet by $153.8 million. Asset growth was attributable primarily to the October acquisition of the Bank of Thayer, which accounted for $74.9 million in asset growth, as well as organic loan growth.  In total, net loans receivable increased $101.6 million (of which $39.4 million were the result of the Bank of Thayer acquisition), and available for sale securities increased $33.3 million (the Bank of Thayer acquisition included $34.3 million in securities balances).  Cash and cash equivalents increased $7.1 million, fixed assets increased $2.3 million, intangible assets increased $2.6 million, and other assets increased $3.6 million.  Deposits increased $97.4 million (the Bank of Thayer acquisition provided $68.2 million in deposits), and securities sold under agreements to repurchase decreased $6.0 million.  Advances from the Federal Home Loan Bank (FHLB) increased $56.4 million, primarily attributable to the use of overnight advances to manage the Company’s daily funding position.  The increase in loan balances, other than through acquisition, was primarily the result of growth in residential and commercial real estate loan balances.  The increase in deposits, other than through acquisition, was primarily the result of increases in interest-bearing transaction accounts, certificates of deposit, and non-interest bearing transaction accounts

Net income for the first six months of fiscal 2014 was $5.1 million, roughly unchanged as compared to the same period of the prior fiscal year.  After accounting for dividends on preferred stock of $100,000, net earnings available to common shareholders were $5.0 million in the six-month period ended December 31, 2013, an increase of 3.2% as compared to the same period of the prior fiscal year, when dividends on preferred stock were $245,000.  Compared to the year-ago period, the Company’s unchanged net income was the result of an increase in net interest income, an increase in noninterest income, and decreases in provisions for loan losses and taxes, partially offset by higher noninterest expense.  Diluted net income available to common shareholders was $1.47 per share for the first six months of fiscal 2014, as compared to $1.43 per share for the same period of the prior fiscal year.  The increase was primarily due to the higher net income available to common shareholders as a result of lower dividends paid on preferred shares, the result of a lower dividend rate due as calculated under the terms of the Securities Purchase Agreement for the SBLF Preferred Shares.  For the first six months of fiscal 2014, net interest income increased $954,000, or 6.5%; noninterest income increased $768,000, or 35.3%; provision for loan losses decreased $278,000, or 26.0%; provision for income taxes decreased $225,000, or 10.2%; and noninterest expense increased $2.2 million, or 25.8%, as compared to the same period of the prior fiscal year.  For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2014 remained relatively low by historical standards, but were up from the lower yields seen in the first six months of calendar 2013.  Rates were little changed on short-term securities and increased on medium- to longer-term securities.  Our average yield on earning assets decreased, primarily due to reinvestment at relatively low market rates (see “Results of Operations: Comparison of the three- and six-month periods ended December 31, 2013 and 2012 – Net Interest Income”).  The yield curve steepened, and remained steep relative to recent historic norms.  A steep curve is generally beneficial to the Company.  In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries.  A second securities purchase program focused on US Treasuries.  A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio.  For 2013, the FOMC extended its quantitative easing by making purchases of approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities.  In December 2013, the FOMC announced a $10 billion per month reduction in those purchases, and provided guidance that further, measured reductions were likely.  It has also indicated that it anticipates continuing its extraordinarily low short-term rate policy beyond the point when the unemployment rate would decline to 6.5% or less, so long as inflation expectations remained below 2.5%.  In this rate environment, our net interest margin declined when comparing the first six months of fiscal 2014 to the same period of the prior fiscal year; however, some of the decline was attributable to fair value accounting for the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Acquisition), whereby the Company acquired loans at a discount.  Net interest income resulting from the accretion of that discount (and a smaller premium on acquired time deposits) declined in the first six months of fiscal 2014 to $366,000, as compared to $895,000 in the first six months of fiscal 2013.  The decrease of $529,000 equates to a 17 basis point decrease in the net interest margin.  Our core net interest margin, excluding this income, decreased to 3.77% in the current six-month period, as compared to 3.98% in the prior year’s six-month period, primarily as a result of lower market rates. The Company expects that as the acquired loan portfolio continues to pay down, the positive impact on net interest income of discount accretion resulting from the Acquisition will continue to be reduced.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses.  Non-interest income generally consists primarily of deposit account service charges, bank card network income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income.  Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.  During the six-month period ended December 31, 2013, noninterest income increased $768,000, or 35.3%, as compared to the same period of the prior fiscal year, attributable to realized gains on AFS securities, increased deposit account service charges and fees, higher bank card network interchange revenues, higher gains on secondary market loan sales, and loan origination fees. The increased deposit account service charges, network interchange revenues, and gains on secondary market loan sales were due, in part, to the October acquisition of the Bank of Thayer.  Noninterest expense for the six-month period ended December 31, 2013, was $10.8 million, an increase of $2.2 million, or 25.8%, as compared to the same period of the prior fiscal year.  The increase was primarily attributable to higher legal and professional fees, employee compensation and benefits, occupancy expenses, advertising, telecommunications, bank card interchange expense, internet banking charges, and additional amortization of a core deposit intangible resulting from the acquisition of the Bank of Thayer.  Merger-related charges, for both the Bank of Thayer and the pending acquisition of the Citizens State Bank, Bald Knob, Arkansas, totaled $745,000 during the six-month period ended December 31, 2013.  Additionally, the continuing operation of the acquired franchise contributed to increased non-interest expense in most categories.

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

Comparison of Financial Condition at December 31 and June 30, 2013

The Company’s total assets increased by $153.8 million, or 19.3%, to $950.2 million at December 31, 2013, as compared to $796.4 million at June 30, 2013.  Balance sheet growth was primarily due to growth in loan and available-for-sale securities balances, some of which was attributable to the October acquisition of the Bank of Thayer, which accounted for approximately $74.9 million in asset growth.  Balance sheet growth was funded primarily with Federal Home Loan Bank (FHLB) advances and increases in deposit balances.

Available-for-sale investment balances increased by $33.3 million, or 41.6%, to $113.3 million at December 31, 2013, as compared to $80.0 million at June 30, 2013.  The increase was primarily attributable to the October acquisition of the Bank of Thayer, which included $34.3 million in securities balances.  The increase consisted of investments in mortgage-backed securities and municipal bonds.  Cash equivalents and time deposits increased $7.1 million, or 51.5%, as compared to June 30, 2013.

Loans, net of the allowance for loan losses, increased $101.6 million, or 15.7%, to $748.7 million at December 31, 2013, as compared to $647.2 million at June 30, 2013.  The increase was primarily attributable to organic growth, while the October acquisition of the Bank of Thayer included $39.4 million in loans, at fair value.  The increase consisted primarily of residential real estate and commercial real estate loans.  The increase in residential real estate loans was split roughly equally between 1-to-4 family and multi-family collateral.

Deposit balances increased $97.4 million, or 15.4%, to $729.8 million at December 31, 2013, as compared to $632.4 million at June 30, 2013.  The increase was primarily attributable to the October acquisition of the Bank of Thayer, which included $68.2 million in deposits, at fair value, and organic growth.  The increase consisted of interest-bearing checking, certificates of deposit, noninterest-bearing checking accounts, money market deposit accounts, and savings accounts.

FHLB advances increased $56.4 million, or 230.2%, to $80.9 million at December 31, 2013, as compared to $24.5 million at June 30, 2013.  The increase was attributable primarily to the use of overnight borrowings to fund asset growth.  The Company has been more willing to utilize overnight borrowings as a result of the pending acquisition of Citizens State Bank, as liquidity expected from that transaction may be utilized to repay short-term borrowings.  Securities sold under agreements to repurchase totaled $21.8 million at December 31, 2013, as compared to $27.8 million at June 30, 2013, a decrease of 21.5%.  At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.  The Company has encouraged these counterparties to migrate to a swept deposit product that places their funds in other FDIC-insured depositories, while providing funding to our institution under a reciprocal arrangement, in order to improve the Company’s liquidity.

Total stockholders’ equity increased $3.2 million, or 3.1%, to $105.0 million at December 31, 2013, as compared to $101.8 million at June 30, 2013.  The increase was due primarily to the retention of net income, partially offset by cash dividends paid on common and preferred stock, and by a decrease in accumulated other comprehensive loss, as the market value of the available-for-sale investment portfolio declined, net of tax, as a result of a general increase in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2013 and 2012

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2013 and 2012.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2013			December 31, 2012
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$558,854,898	$7,168,420	5.13	$456,785,414	$6,516,053	5.71
Other loans (1)	178,647,475	2,343,761	5.25	160,709,817	2,214,314	5.51
Total net loans	737,502,373	9,512,181	5.16	617,495,231	8,730,367	5.66
Mortgage-backed securities	40,912,599	213,742	2.09	16,885,040	79,632	1.89
Investment securities (2)	83,705,462	509,437	2.43	60,580,814	376,663	2.49
Other interest earning assets	6,895,682	2,931	0.17	8,350,093	11,106	0.53
Total interest earning assets (1)	869,016,116	10,238,291	4.71	703,311,178	9,197,768	5.23
Other noninterest earning assets (3)	55,903,908	-		50,470,424	-
Total assets	$924,920,024	10,238,291		$753,781,602	9,197,768

Interest bearing liabilities:
Savings accounts	$90,152,161	74,275	0.33	$84,010,408	115,195	0.55
NOW accounts	236,169,559	488,156	0.83	195,119,391	528,091	1.08
Money market deposit accounts	22,356,206	42,215	0.76	18,481,273	24,183	0.52
Certificates of deposit	306,187,086	901,013	1.18	230,290,581	829,253	1.44
Total interest bearing deposits	654,865,012	1,505,659	0.92	527,901,653	1,496,722	1.13
Borrowings:
Securities sold under agreements to repurchase	23,477,788	31,122	0.53	26,857,779	54,165	0.81
FHLB advances	73,949,729	285,554	1.54	37,918,424	258,742	2.73
Subordinated debt	9,387,774	85,146	3.63	7,217,000	57,646	3.20
Total interest bearing liabilities	761,680,303	1,907,481	1.00	599,894,856	1,867,275	1.25
Noninterest bearing demand deposits	56,739,183	-		55,518,509	-
Other noninterest bearing liabilities	2,102,051	-		358,056	-
Total liabilities	820,521,537	1,907,481		655,771,421	1,867,275
Stockholders’ equity	104,398,487	-		98,010,181	-
Total liabilities and stockholders' equity	$924,920,024	1,907,481		$753,781,602	1,867,275
Net interest income		$8,330,810			$7,330,493

Interest rate spread (4)			3.71%			3.98%
Net interest margin (5)			3.83%			4.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.09%			117.24%

(1) (2)
Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)
Includes average balances for fixed assets and BOLI of $20.1 million and $16.6 million, respectively, for the three-month period ended December 31, 2013, as compared to $16.1 million and $14.4 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2013			December 31, 2012
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$526,440,087	$13,613,462	5.17	$444,974,394	$13,018,400	5.85
Other loans (1)	174,058,841	4,563,389	5.24	165,270,586	4,565,901	5.53
Total net loans	700,498,928	18,176,851	5.19	610,244,980	17,584,301	5.76
Mortgage-backed securities	29,503,325	301,450	2.04	17,663,855	205,395	2.33
Investment securities (2)	76,166,145	918,811	2.41	58,592,975	739,366	2.52
Other interest earning assets	6,452,618	5,912	0.18	10,129,223	30,355	0.60
Total interest earning assets (1)	812,621,016	19,403,024	4.78	696,631,033	18,559,417	5.33
Other noninterest earning assets (3)	52,061,241	-		47,713,907	-
Total assets	$864,682,257	19,403,024		$744,344,940	18,559,417

Interest bearing liabilities:
Savings accounts	86,699,541	146,329	0.34	84,665,514	233,912	0.55
NOW accounts	222,461,135	957,751	0.86	192,381,734	1,110,279	1.15
Money market deposit accounts	22,206,533	82,255	0.74	18,449,772	49,792	0.54
Certificates of deposit	290,730,599	1,767,836	1.22	228,834,209	1,682,441	1.47
Total interest bearing deposits	622,097,808	2,954,171	0.95	524,331,229	3,076,424	1.17
Borrowings:
Securities sold under agreements to repurchase	23,172,920	62,679	0.54	25,712,512	102,467	0.80
FHLB advances	55,347,582	541,470	1.96	36,023,669	513,454	2.85
Subordinated debt	8,302,387	140,851	3.39	7,217,000	116,772	3.24
Total interest bearing liabilities	708,920,697	3,699,171	1.04	593,284,410	3,809,117	1.28
Noninterest bearing demand deposits	22,618,988	-		53,816,103	-
Other noninterest bearing liabilities	27,071,123	-		336,284	-
Total liabilities	758,610,808	3,699,171		647,436,797	3,809,117
Stockholders’ equity	106,071,449	-		96,908,143	-
Total liabilities and stockholders' equity	$864,682,257	3,699,171		$744,344,940	3,809,117
Net interest income		$15,703,853			$14,750,300

Interest rate spread (4)			3.74%			4.05%
Net interest margin (5)			3.86%			4.23%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.63%			117.42%

(1) (2)
Calculated net of deferred loan fees, loan discounts and loans-in-process.  Non-accrual loans are included in average loans.
Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)
Includes average balances for fixed assets and BOLI of $19.1 million and $16.6 million, respectively, for the six-month period ended December 31, 2013, as compared to $13.5 million and $16.1 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six-month periods ended December 31, 2013.  Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2013
	Compared to three-month period
	ended December 31, 2012, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(772)	$1,698	$(144)	$782
Mortgage-backed securities	8	114	12	134
Investment securities (2)	(9)	144	(3)	132
Other interest-earning deposits	(8)	(2)	2	(8)
Total net change in income on
interest-earning assets	(781)	1,954	(133)	1,040

Interest-bearing liabilities:
Deposits	(307)	397	(81)	9
Securities sold under
agreements to repurchase	(19)	(7)	3	(23)
Subordinated debt	8	17	2	27
FHLB advances	(113)	246	(106)	27
Total net change in expense on
interest-bearing liabilities	(431)	653	(182)	40
Net change in net interest income	$(350)	$1,301	$49	$1,000

	Six-month period ended December 31, 2013
	Compared to six-month period
	ended December 31, 2012, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(1,739)	$2,599	$(268)	$592
Mortgage-backed securities	(26)	138	(16)	96
Investment securities (2)	(32)	221	(9)	180
Other interest-earning deposits	(21)	(11)	8	(24)
Total net change in income on
interest-earning assets	(1,818)	2,947	(285)	844

Interest-bearing liabilities:
Deposits	(636)	644	(130)	(122)
Securities sold under				(40)
agreements to repurchase	(33)	(10)	3	24
Subordinated debt	5	18	1	28
FHLB advances	(160)	275	(87)
Total net change in expense on
interest-bearing liabilities	(824)	927	(213)	(110)
Net change in net interest income	$(994)	$2,020	$(72)	$954

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2013 and 2012

General.  Net income for the three- and six-month periods ended December 31, 2013, was $2.5 million and $5.1 million, respectively, increases of $38,000, or 1.5%, and $11,000, or 0.2%, respectively, as compared to the same periods of the prior fiscal year  After preferred dividends of $50,000 and $100,000, respectively, paid in the three- and six-month periods ended December 31, 2013, net income available to common shareholders was $2.5 million and $5.0 million, respectively, increases of $38,000, or 1.6%, and $156,000, or 3.2%, respectively, as compared to the $2.4 million and $4.8 million, respectively, in net income available to common shareholders, after preferred dividends of $50,000 and $245,000, respectively, paid in the same periods of the prior fiscal year.

For the three-month period ended December 31, 2013, basic and fully-diluted net income per share available to common shareholders was $0.75 and $0.73, respectively, increases of $0.01, or 1.4%, as compared to the same periods of the prior fiscal year.  Our annualized return on average assets for the three-month period ended December 31, 2013, was 1.09%, as compared to 1.32% for the same period of the prior fiscal year.  For the three-month period ended December 31, 2013, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition was 1.04%, as compared to 1.20% for the same period of the prior fiscal year.  Our return on average common stockholders’ equity for the three-month period ended December 31, 2013, was 11.7%, as compared to 12.5% in the same period of the prior fiscal year.

For the six-month period ended December 31, 2013, basic and fully-diluted net income per share available to common shareholders was $1.51 and $1.47, respectively, increases of $0.04, or 2.7% and 2.8%, respectively, as compared to the same period of the prior fiscal year.  Our annualized return on average assets for the six-month period ended December 31, 2013, was 1.18%, as compared to 1.36% for the same period of the prior fiscal year.  For the six-month period ended December 31, 2013, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition was 1.12%, as compared to 1.21% for the same period of the prior fiscal year.  Our return on average common stockholders’ equity for the six-month period ended December 31, 2013, was 12.0%, as compared to 12.6% in the same period of the prior fiscal year.

Net Interest Income.  Net interest income for the three- and six-month periods ended December 31, 2013, was $8.3 million and $15.7 million, respectively, increases of $1.0 million, or 13.6%, and $954,000, or 6.5%, respectively, as compared to the same periods of the prior fiscal year.  Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition was $168,000 and $372,000, respectively, in the current three- and six-month periods, as compared to $366,000 and $895,000, respectively, in the same periods of the prior fiscal year.

Our net interest margin for the three- and six-month periods ended December 31, 2013, determined by dividing annualized net interest income by total average interest-earning assets, was 3.83% and 3.86%, respectively, as compared to 4.17% and 4.23%, respectively, in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Acquisition was 3.76% and 3.77%, respectively, for the three- and six-month periods ended December 31, 2013, as compared to 3.96% and 3.98%, respectively, for the same periods of the prior fiscal year.  Our average net interest rate spread for the three- and six-month periods ended December 31, 2013, was 3.71% and 3.74%, respectively, as compared to 3.98% and 4.05%, respectively, for the same periods of the prior fiscal year.

For the three-month period ended December 31, 2013, the 27 basis point decline in the net interest rate spread, compared to the same period a year ago, resulted from a 52 basis point decrease in the average yield on interest-earning assets, partially offset by a 25 basis point decrease in the average cost of interest-bearing liabilities. The decline in net interest spread was attributable primarily to a decrease in loan and investment yields that was not matched by a decline in our cost of funds, and also due to the reduction in net interest income generated from accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition.  Our growth initiatives, including the acquisition of the Bank of Thayer, resulted in an increase of $165.7 million, or 23.6%, in the average balance of interest-earning assets, when comparing the three-month period ended December 31, 2013, with the same period of the prior fiscal year.

For the six-month period ended December 31, 2013, the 31 basis point decline in the net interest rate spread, compared to the same period a year ago, resulted from a 55 basis point decrease in the average yield on interest-earning assets, partially offset by a 24 basis point decrease in the average cost of interest-bearing liabilities. The decline in net interest spread was attributable primarily to a decrease in loan and investment yields that was not matched by a decline in our cost of funds, and also due to the reduction in net interest income generated from accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition.  Our growth initiatives, including the acquisition of the Bank of Thayer, resulted in an increase of $116.0 million, or 16.7%, in the average balance of interest-earning assets, when comparing the six-month period ended December 31, 2013, with the same period of the prior fiscal year.

Interest Income.  Total interest income for the three- and six-month periods ended December 31, 2013, was $10.2 million and $19.4 million, increases of $1.0 million, or 11.3%, and $843,000, or 4.5%, as compared to the same periods of the prior fiscal year.  The increases were attributed to 23.6% and 16.7% increases, respectively, in the average balance of interest-earning assets, partially offset by 52 and 55 basis point declines, respectively, in the average yield earned on interest-earning assets, as compared to the same periods of the prior fiscal year.  Yields on the Company’s loan and investment securities portfolios declined with market rates.

Interest Expense.  Total interest expense for the three-month period ended December 31, 2013 was $1.9 million, an increase of $40,000, or 2.2%, as compared to the same period of the prior fiscal year, attributable to the $161.8 million, or 27.0%, increase in the average balance of interest-bearing liabilities, partially offset by the 25 basis point decline in the average cost of interest-bearing liabilities, as compared to the same period of the prior fiscal year.  For the six-month period ended December 31, 2013, total interest expense was $3.7 million, a decrease of $110,000, or 2.9%, as compared to the same period of the prior fiscal year, attributable to the 24 basis point decline in the average cost of interest bearing liabilities, partially offset by the $115.6 million, or 19.5%, increase in the average balance of interest-bearing liabilities.  For both periods, the growth in average balances was attributed to our growth initiatives, including the acquisition of the Bank of Thayer, while the decline in the average cost of interest-bearing liabilities was attributed to a general decline in rates offered on deposit products, as well as a higher percentage of funding obtained through relatively low-costing overnight advances from the FHLB.

Provisions for Loan Losses.  Provisions for loan losses for the three- and six-month period ended December 31, 2013, were $295,000 and $794,000, respectively, as compared to $462,000 and $1.1 million, respectively, for the same periods of the prior fiscal year.  The decrease in provisioning was attributed primarily to the low level of net charge-offs and relatively low classified and delinquent loan balances, partially offset by an increase in loan balances.  For the three- and six-month periods ended December 31, 2013, provisioning represented an annualized charge of 0.16% and 0.23%, respectively, of average loan balances, while annualized net charge offs were immaterial and 0.03%, respectively.  During the same periods of the prior fiscal year, provisioning represented an annualized charge of 0.30% and 0.35%, respectively, and annualized net charge offs were 0.40% and 0.21%, respectively.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary as the loan portfolio grows, as economic conditions remain relatively weak, or as future conditions could differ from the current operating environment.  Even though we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income.  Noninterest income for the three- and six-month periods ended December 31, 2013, was $1.7 million and $2.9 million, respectively, increases of $548,000, or 49.0%, and $768,000, or 35.3%, as compared to the same periods of the prior fiscal year.  The increases were attributable in part to gains realized on the sale of available-for-sale (AFS) securities, as well as due to increased deposit account service charges and fees, higher gains on secondary market loan sales, increased collection of loan fees, and higher bank card network interchange revenues.  The increases in deposit account service charges and fees, gains on secondary market loan sales, and bank card network interchange revenues were attributable, in part, to the October acquisition of the Bank of Thayer.

Noninterest Expense.  Noninterest expense for the three- and six-month periods ended December 31, 2013, was $6.2 million and $10.8 million, increases of $1.8 million, or 40.2%, and $2.2 million, or 25.8%, as compared to the same periods of the prior fiscal year.  The increases were attributable in part to merger-related legal, data processing, and contract termination charges totaling $620,000 and $745,000, respectively, in the three- and six-month periods ended December 31, 2013.  In total, the increase was attributable to higher legal and professional fees, employee compensation and benefits, occupancy expenses, advertising, telecommunications, bank card interchange expense, internet banking charges, and additional amortization of a core deposit intangible resulting from the acquisition of the

Bank of Thayer.  For the three- and six-month periods ended December 31, 2013, our efficiency ratio, determined by dividing total noninterest expense by the sum of net interest income and noninterest income (excluding gains realized on AFS securities), was 63.0% and 58.2%, respectively, as compared to 52.6% and 50.7%, respectively, for the same periods of the prior fiscal year.  The deterioration resulted from increases of 40.2% and 25.8%, respectively, in noninterest expense, partially offset by combined 17.0% and 19.5% increases, respectively, in net interest income and noninterest income, and was attributable primarily to merger-related charges and the decreased accretion of fair value discount on loans resulting from the Acquisition.  As the Company continues to grow its balance sheet, management expects non-interest expense will continue to increase due to compensation, expenses related to expansion, and inflation.

Income Taxes.  Provisions for income taxes for the three- and six-month periods ended December 31, 2013, were $957,000 and $2.0 million, respectively, decreases of $107,000, or 10.1%, and $225,000, or 10.2%, as compared to the same periods of the prior fiscal year.  The effective tax rate for the three- and six-month periods ended December 31, 2013, was 27.5% and 28.0%, respectively, as compared to 30.0% and 30.3%, respectively, during the same periods of the prior fiscal year.  The decline was attributed primarily to additional tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions.  Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates.  In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions.  The following table summarizes changes in the allowance for loan losses over the three- and six-month periods ended December 31, 2013 and 2012:

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance, beginning of period	$8,794,820	$8,080,838	$8,385,980	$7,492,054
Loans charged off:
Residential real estate	(8,976)	(189,370)	(23,062)	(203,242)
Construction	-	-	-	-
Commercial business	-	(416,843)	(13,266)	(417,071)
Commercial real estate	(8,156)	-	(69,457)	(8,589)
Consumer	(9,130)	(26,223)	(17,066)	(29,466)
Gross charged off loans	(26,262)	(632,436)	(122,851)	(658,368)
Recoveries of loans previously charged off:
Residential real estate	13,338	112	14,090	224
Construction	-	-	-	-
Commercial business	1,095	3,887	1,828	4,462
Commercial real estate	341	4,414	686	6,698
Consumer	6,802	1,369	10,881	2,425
Gross recoveries of charged off loans	21,576	9,782	27,485	13,809
Net charge offs	(4,686)	(622,654)	(95,366)	(644,559)
Provision charged to expense	294,770	462,017	794,290	1,072,706
Balance, end of period	$9,084,904	$7,920,201	$9,084,904	$7,920,201

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios.  We maintain the allowance for loan losses through the provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $699,000 to $9.1 million at December 31, 2013, from $8.4 million at June 30, 2013.  The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at December 31, 2013.

At December 31, 2013, the Company had loans of $6.0 million, or .79% of total  loans, adversely classified ($6.0 million classified “substandard”; none classified “doubtful”; and none classified “loss”), as compared to loans of $5.5 million, or 0.84% of total loans, adversely classified ($5.5 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at June 30, 2013, and $5.0 million, or 0.80% of total loans, adversely classified ($5.0 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at December 31, 2012.  Classified loans were generally comprised of loans secured by commercial and agricultural real estate loans, while a smaller amount of commercial operating loans, residential real estate loans and consumer loans were also classified.  All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.  Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $1.6 million at December 31, 2013.  The Company’s investment in one pooled trust preferred security (Trapeza CDO IV, Ltd., class C2, see “Nonperforming Assets”) was also treated as a non-accrual asset.

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

The following table sets forth the Company’s historical net charge offs as of December 31, 2013, and June 30, 2013:

	December 31, 2013	June 30, 2013
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.11%
Construction	0.15%	0.00%
Commercial	0.03%	0.19%
Consumer loans	0.24%	0.22%
Commercial loans	0.05%	0.39%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral.  The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor.  Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends.  At December 31, 2013, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period December 31, 2013	Qualitative factor applied at fiscal year ended June 30, 2013
Real estate loans:
Conventional	0.75%	0.67%
Construction	1.71%	1.22%
Commercial	1.33%	1.29%
Consumer loans	1.38%	1.30%
Commercial loans	1.34%	1.30%

At December 31, 2013, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $7.8 million, as compared to $6.2 million at June 30, 2013.  The relatively small changes in qualitative factors was attributed to stable credit quality and low levels of chargeoffs and classified assets, partially offset by strong loan growth.

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

	December 31, 2013	June 30, 2013	December 31, 2012
Nonaccruing loans:
Residential real estate	$386,639	$413,924	$602,735
Construction	-	-	100,351
Commercial real estate	351,132	156,856	323,199
Consumer	45,891	24,699	11,183
Commercial business	848,320	841,924	1,153,143
Total	1,631,982	1,437,403	2,190,611

Loans 90 days past due
accruing interest:
Residential real estate	-	-	293
Commercial real estate	-	-	-
Consumer	-	-	526
Commercial business	-	-	17,012
Total	-	-	17,831

Total nonperforming loans	1,631,982	1,437,403	2,208,442

Nonperforming investments	125,000	125,000	125,000
Foreclosed assets held for sale:
Real estate owned	3,004,385	3,029,530	3,461,720
Other nonperforming assets	48,261	45,803	51,937
Total nonperforming assets	$4,809,628	$4,637,736	$5,847,099

At December 31, 2013, troubled debt restructurings (TDRs) totaled $5.5 million, of which $716,000 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $4.8 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans.  In general, these loans were subject to classification as TDRs at December 31, 2013, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.  At June 30, 2013, troubled debt restructurings (TDRs) totaled $5.6 million, of which $766,000 was considered nonperforming and was included in the nonaccrual loan total above.  The remaining $4.9 million in TDRs had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2013, nonperforming assets totaled $4.8 million, as compared to $4.6 million at June 30, 2013, and $5.8 million at December 31, 2012.  The increase in nonperforming assets from fiscal year end was attributed primarily to foreclosed real estate (primarily commercial properties) obtained in the October acquisition of the Bank of Thayer, and was partially offset by sales of legacy foreclosed real estate.  For one relationship, which accounted for

$2.1 million in foreclosed real estate balances at June 30, 2013, the sale of certain properties reduced the carrying amount to $1.7 million at December 31, 2013, with that remaining balance comprised entirely of commercial real estate.  Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2.

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

At December 31, 2013, the Company had outstanding commitments to extend credit of $111.9 million in mortgage and non-mortgage loans (including $79.6 million in unused lines of credit).  These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window.  At December 31, 2013, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $234 million, of which $80.8 million had been advanced. The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of Bank assets, or $332.6 million, subject to available collateral.  Also, at December 31, 2013, the Bank had pledged a total of $101.3 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $67.8 million in primary credit borrowings from the Federal Reserve’s discount window.  Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2013, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.
The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$120,828	16.84%	$57,415	8.00%	n/a	n/a
Southern Bank	104,743	14.78%	56,686	8.00%	70,857	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	112,100	15.62%	28,708	4.00%	n/a	n/a
Southern Bank	95,877	13.53%	28,343	4.00%	42,514	6.00%
Tier I Capital (to Average Assets)
Consolidated	112,100	12.17%	36,850	4.00%	n/a	n/a
Southern Bank	95,877	10.50%	36,528	4.00%	45,660	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$115,972	18.70%	$49,608	8.00%	n/a	n/a
Southern Bank	92,618	15.10%	49,059	8.00%	61,324	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	108,208	17.45%	24,804	4.00%	n/a	n/a
Southern Bank	84,938	13.85%	24,529	4.00%	36,794	6.00%
Tier I Capital (to Average Assets)
Consolidated	108,208	13.73%	31,524	4.00%	n/a	n/a
Southern Bank	84,938	10.87%	31,250	4.00%	39,063	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans.  During the first six months of fiscal year 2013, fixed rate 1- to 4-family residential loan production totaled $16.5 million, as compared to $5.6 million during the same period of the prior fiscal year.  At December 31, 2013, the fixed rate residential loan portfolio was $102.8 million with a weighted average maturity of 174 months, as compared to $95.0 million at December 31, 2012, with a weighted average maturity of 183 months.  The Company originated $20.3 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2013, as compared to $20.1 million during the same period of the prior fiscal year.  At December 31, 2013, fixed rate loans with remaining maturities in excess of 10 years totaled $49.6 million, or 6.6% of net loans receivable, as compared to $61.9 million, or 10.0% of net loans receivable at December 31, 2012.  The Company originated $51.9 million of fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2013, as compared to $58.6 million during the same period of the prior fiscal year.  At December 31, 2013, the fixed rate commercial and commercial real estate loan portfolio was $293.3 million with a weighted average maturity of 41.7 months, compared to $250.7 million at December 31, 2012, with a weighted average maturity of 36 months.  The Company originated $39.8 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2013, as compared to $43.6 million during the same period of the prior fiscal year.  At December 31, 2013, adjustable-rate home equity lines of credit totaled $17.0 million, as compared to $15.5 million at December 31, 2012.  At December 31, 2013, the Company’s investment portfolio had an estimated modified duration of 4.5, as compared to 3.3 at December 31, 2012.  Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2013, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2013
				NPV as % of PV of
BP change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$Change	% Change	NPV Ratio	Change
+300	$87,983	(17,911)	-17%	9.42%	-1.62%
+200	94,070	(11,823)	-11%	9.99%	-1.05%
+100	99,528	(6,365)	-6%	10.48%	-0.56%
NC	105,893	-	-	11.04%	-
-100	114,206	8,313	8%	11.80%	0.76%
-200	120,895	15,002	14%	12.41%	1.36%
-300	127,866	21,972	21%	13.04%	2.00%

June 30, 2013
				NPV as % of PV of
BP change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$Change	% Change	NPV Ratio	Change
+300	$93,468	$(12,328)	-12%	11.70%	-1.26%
+200	97,693	(8,104)	-8%	12.15%	-0.82%
+100	101,241	(4,555)	-4%	12.50%	-0.46%
NC	105,796	-	-	12.96%	-
-100	110,740	4,944	5%	13.49%	0.52%
-200	115.237	9,440	9%	13.96%	0.99%
-300	120,167	14,371	14%	14.47%	1.51%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and activities.  The Volcker rule could impact our investment strategies or other activities, which could negatively affect our earnings.

There have been no other material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2013 thru 10/31/2013	-	-	-	-
11/1/2013 thru 11/30/2013	-	-	-	-
12/1/2013 thru 12/31/2013	-	-	-	-
Total	-	-	-	-

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 14, 2014	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2014	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)