Form 10-Q
period 2014-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2014-05-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)
Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2014
Common Stock, Par Value $.01	3,311,740 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014 AND JUNE 30, 2013

	March 31, 2014	June 30, 2013
	(unaudited)
Cash and cash equivalents	$18,022,834	$12,788,950
Interest-bearing time deposits	1,655,000	980,000
Available for sale securities	134,159,015	80,004,226
Stock in FHLB of Des Moines	3,217,400	2,006,600
Stock in Federal Reserve Bank of St. Louis	1,253,000	1,004,450
Loans receivable, net of allowance for loan losses of $8,687,456 and $8,385,980 at March 31, 2014 and June 30, 2013, respectively	767,302,995	647,165,899
Accrued interest receivable	3,788,562	3,969,697
Premises and equipment, net	23,557,441	17,515,834
Bank owned life insurance – cash surrender value	18,967,249	16,467,043
Intangible assets, net	4,104,810	1,040,426
Prepaid expenses and other assets	18,346,646	13,448,115
Total assets	$994,374,952	$796,391,240

Deposits	$794,486,401	$632,378,933
Securities sold under agreements to repurchase	26,897,245	27,788,192
Advances from FHLB of Des Moines	51,680,129	24,500,000
Accounts payable and other liabilities	3,594,680	2,149,234
Accrued interest payable	561,958	528,528
Subordinated debt	9,720,318	7,217,000
Total liabilities	886,940,731	694,561,887

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at March 31, 2014 and June 30, 2013	20,000,000	20,000,000

Common stock, $.01 par value; 8,000,000 shares authorized; 3,311,740 and 3,294,040 shares, respectively, issued at March 31, 2014 and June 30, 2013, respectively	32,797	32,620
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	22,850,021	22,752,744
Retained earnings	64,636,199	59,046,139
Accumulated other comprehensive loss	(261,586)	(178,940)
Total stockholders’ equity	107,434,221	101,829,353

Total liabilities and stockholders’ equity	$994,374,952	$796,391,240

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 (Unaudited)
	Three months		Nine Months
	ended		ended
	March 31,		March 31,
	2014	2013	2014	2013
INTEREST INCOME:
Loans	$9,497,167	$8,276,133	$27,674,018	$25,860,434
Investment securities	519,399	399,090	1,438,210	1,138,456
Mortgage-backed securities	285,838	64,093	587,288	269,488
Other interest-earning assets	13,746	17,168	19,658	47,523
Total interest income	10,316,150	8,756,484	29,719,174	27,315,901
INTEREST EXPENSE:
Deposits	1,493,350	1,510,424	4,447,520	4,586,848
Securities sold under agreements to repurchase	34,160	57,662	96,839	160,129
Advances from FHLB of Des Moines	272,056	241,262	813,526	754,716
Subordinated debt	82,430	55,096	223,282	171,868
Total interest expense	1,881,996	1,864,444	5,581,167	5,673,561
NET INTEREST INCOME	8,434,154	6,892,040	24,138,007	21,642,340
PROVISION FOR LOAN LOSSES	253,431	228,375	1,047,721	1,301,081
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,180,723	6,663,665	23,090,286	20,341,259
NONINTEREST INCOME:
Deposit account charges and related fees	628,123	485,764	1,863,129	1,359,871
Bank card interchange income	355,487	288,643	1,013,937	876,952
Loan late charges	57,094	64,169	174,193	168,430
Other loan fees	128,936	77,853	356,802	223,432
Net realized gains on sale of loans	111,699	61,790	356,187	204,646
Net realized (losses) gains on sale of AFS securities	(1,685)	-	107,796	-
Earnings on bank owned life insurance	125,743	125,778	384,324	380,316
Other income	57,044	39,815	152,233	108,046
Total noninterest income	1,462,441	1,143,812	4,408,601	3,321,693
NONINTEREST EXPENSE:
Compensation and benefits	3,215,184	2,591,590	8,878,157	7,576,164
Occupancy and equipment, net	1,044,885	698,218	2,806,988	2,071,452
Deposit insurance premiums	147,905	93,774	356,261	280,441
Legal and professional fees	320,865	130,466	1,231,791	345,718
Advertising	117,289	82,899	354,328	226,250
Postage and office supplies	169,180	119,945	439,611	346,495
Intangible amortization	186,322	104,283	466,520	312,849
Bank card network expense	585,650	135,987	908,674	422,750
Other operating expense	831,610	483,356	1,969,481	1,436,928
Total noninterest expense	6,618,890	4,440,518	17,411,811	13,019,047
INCOME BEFORE INCOME TAXES	3,024,274	3,366,959	10,087,076	10,643,905
INCOME TAXES	781,447	900,849	2,762,341	3,106,621
NET INCOME	$2,242,827	$2,466,110	$7,324,735	$7,537,284
Less: dividend on preferred shares	50,000	50,000	150,000	295,115
Net income available to common shareholders	$2,192,827	$2,416,110	$7,174,735	$7,242,169

Basic earnings per common share	$0.66	$0.73	$2.18	$2.20
Diluted earnings per common share	$0.64	$0.71	$2.11	$2.14
Dividends per common share	$0.16	$0.15	$0.48	$0.45

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income	$2,242,827	$2,466,110	$7,324,735	$7,537,284
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	929,799	(398,614)	(428,559)	(41,094)
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	292,866	15,160	294,375	15,244
Tax benefit (expense)	(452,386)	141,878	49,648	9,565
Total other comprehensive income (loss)	770,279	(241,576)	(84,536)	(16,285)
Comprehensive income	$3,013,106	$2,224,534	$7,240,199	$7,520,999

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 (Unaudited)
	Nine months ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$7,324,735	$7,537,284
Items not requiring (providing) cash:
Depreciation	1,111,837	826,834
Loss on disposal of fixed assets	168	20,875
Stock option and stock grant expense	10,643	160,643
Amortization of intangible assets	466,520	312,849
Amortization of purchase accounting adjustments	(3,745)	-
Increase in cash surrender value of bank owned life insurance	(384,323)	(380,316)
Loss (Gain) on sale of foreclosed assets	18,500	(17,654)
Provision for loan losses	1,047,721	1,301,081
Gains realized on sale of AFS securities	(107,796)	-
Net amortization (accretion) of premiums and discounts on securities	885,075	439,342
Originations of loans held for sale	(7,616,295)	(4,956,029)
Proceeds from sales of loans held for sale	7,919,857	5,116,239
Gain on sales of loans held for sale	(356,187)	(204,646)
Changes in:
Accrued interest receivable	862,910	616,200
Prepaid expenses and other assets	531,553	513,293
Accounts payable and other liabilities	(594,781)	1,148,957
Deferred taxes	(402,316)	297,875
Accrued interest payable	(466,416)	(70,152)
Net cash provided by operating activities	10,247,660	12,662,675
Cash flows from investing activities:
Net increase in loans	(70,156,401)	(38,645,904)
Net change in interest-bearing deposits	-	(202,000)
Proceeds from maturities and sales of available for sale securities	42,827,514	27,954,781
Net purchases of Federal Home Loan Bank stock	(902,500)	-
Net purchases of Federal Reserve Bank of Saint Louis stock	(248,550)	(3,400)
Purchases of available-for-sale securities	(13,660,413)	(33,408,568)
Purchases of premises and equipment	(5,523,147)	(5,904,695)
Net cash used in acquisitions	(5,584,946)	-
Investments in state & federal tax credits	(3,588,425)	(2,744,436)
Proceeds from sale of fixed assets	-	26,500
Proceeds from sale of foreclosed assets	1,142,922	1,568,483
Net cash used in investing activities	(55,693,946)	(51,359,239)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	29,107,220	19,422,508
Net increase in certificates of deposits	611,340	26,660,534
Net (decrease) increase in securities sold under agreements to repurchase	(1,990,622)	1,757,202
Net proceeds from Federal Home Loan Bank advances	24,600,096	-
Exercise of stock options	86,811	100,518
Dividends paid on preferred stock	(150,000)	(361,553)
Dividends paid on common stock	(1,584,675)	(1,480,818)
Net cash provided by financing activities	50,680,170	46,098,391
Increase in cash and cash equivalents	5,233,884	7,401,827
Cash and cash equivalents at beginning of period	12,788,950	33,421,099
Cash and cash equivalents at end of period	$18,022,834	$40,822,926
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$335,000	$3,463,950
Conversion of foreclosed real estate to loans	337,500	68,400
Conversion of loans to repossessed assets	41,852	251,627
Cash paid during the period for:
Interest (net of interest credited)	$2,085,060	$2,000,909
Income taxes	2,798,000	1,541,084

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine-month periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2013, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $10.2 million and $9.5 million at March 31, 2014 and June 30, 2013, respectively. The deposits are held in various commercial banks, as well as at the Federal Reserve, the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Dallas.  Deposits in one commercial bank exceed the FDIC deposit insurance limit by $2.8 million.

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

Intangible Assets. Identifiable intangible assets are being amortized on a straight-line basis over periods ranging from five to fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value. Goodwill is tested annually for impairment.

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

Reclassification. Certain amounts included in the consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on net income.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$24,599,211	$7,276	$(866,980)	$23,739,507
State and political subdivisions	45,034,963	1,310,668	(228,721)	46,116,910
Other securities	3,312,901	266,696	(906,061)	2,673,535
Mortgage-backed: GSE residential	61,664,091	250,739	(285,768)	61,629,062
Total investments and mortgage-backed securities	$134,611,165	$1,835,380	$(2,287,530)	$134,159,015

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$22,972,073	$2,590	$(566,778)	$22,407,885
State and political subdivisions	38,135,005	1,432,739	(244,437)	39,323,307
Other securities	2,638,303	37,328	(1,116,652)	1,558,979
Mortgage-backed GSE residential	14,174,119	343,138	(206,713)	14,310,544
Mortgage-backed: other U.S. government agencies	2,405,692	-	(2,181)	2,403,511
Total investments and mortgage-backed securities	$80,325,192	$1,815,795	$(2,136,761)	$80,004,226

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2014
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$826,682	$827,824
After one year but less than five years	14,967,959	14,873,962
After five years but less than ten years	25,600,313	25,307,627
After ten years	31,552,120	31,520,540
Total investment securities	72,947,074	72,529,953
Mortgage-backed securities	61,664,091	61,629,062
Total investments and mortgage-backed securities	$134,611,165	$134,159,015

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and June 30, 2013:

	March 31, 2014
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$18,074,200	$572,439	$4,695,977	$294,541	$22,770,177	$866,980
State and political subdivisions	7,984,814	93,380	2,666,534	135,341	10,651,347	228,721
Other securities	482,827	2,424	541,810	903,637	1,024,637	906,061
Mortgage-backed: GSE residential	22,670,741	159,903	1,708,650	125,866	24,379,391	285,768
Total investments and mortgage- backed securities	$49,212,582	$828,146	$9,612,970	$1,459,385	$58,825,552	$2,287,530

	June 30, 2013
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$20,397,826	$566,778	$-	$-	$20,397,826	$566,778
State and political subdivisions	8,588,542	173,966	2,525,673	70,471	11,114,215	244,437
Other securities	-	-	445,777	1,116,652	445,777	1,116,652
Mortgage-backed: GSE residential	3,052,069	206,713	-	-	3,052,069	206,713
Mortgage-backed: other U.S. Government agencies	-	-	2,403,511	2,181	2,403,511	2,181
Total investments and mortgage- backed securities	$32,038,437	$947,457	$5,374,961	$1,189,304	$37,413,398	$2,136,761

Other securities. At March 31, 2014, there were four pooled trust preferred securities with an estimated fair value of $884,000 and unrealized losses of $686,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The March 31, 2014, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1%; no recoveries on issuers currently in default; recoveries of 41 to 100 percent on currently deferred issuers within the next two years; new defaults of 2% annually for the next two years; annual defaults of 36 basis points thereafter; and recoveries of 10% of new defaults.

One of these three securities continues to receive cash interest payments in full and our cash flow analysis indicates that these payments are likely to continue. Because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014.

For the other two of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. These securities  allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for these two securities due to failure of the required coverage tests described above at senior tranche levels of these securities. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our securities in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects one of these securities to remain in PIK status for a period of less than one year, and the other to remain in PIK status for a period of five years. Despite these facts, because the Company does not intend to sell these two securities and it is not more-likely-than-not that the Company will be required to sell these two securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased. Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the quarter ended December 31, 2009, and the twelve months ended June 30, 2009. At March 31, 2014, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based on similar inputs and factors as those described above. Assumptions for this security included annualized prepayments of 1%; no recoveries on issuers currently in default; recoveries of 58% on currently deferred issuers within the next two years; new defaults of 2% annually for the next two years; and annual defaults of 36 basis points (with 10% recoveries, lagged two years) thereafter. This security is in PIK status due to similar criteria and factors as those described above, with similar impact to the Company. This security is projected to remain in PIK status for a period of less than one year. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at March 31, 2014.

The Company does not believe any other individual unrealized loss as of March 31, 2014, represents OTTI. However, given the recent disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company’s investments in trust preferred securities has experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2014 and 2013.

	Accumulated Credit Losses
	Nine-Month Period Ended
	March 31,
	2014	2013
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	March 31, 2014	June 30, 2013
Real Estate Loans:
Residential	$294,832,551	$233,888,442
Construction	34,171,359	30,724,858
Commercial	304,015,279	242,303,922
Consumer loans	34,617,516	28,414,878
Commercial loans	121,257,268	130,868,484
	788,893,973	666,200,584
Loans in process	(13,028,049)	(10,792,041)
Deferred loan fees, net	124,527	143,336
Allowance for loan losses	(8,687,456)	(8,385,980)
Total loans	$767,302,995	$647,165,899

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from six to twelve months. Once construction is completed, loans may be converted to permanent status with monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately 9 months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At March 31, 2014, construction loans outstanding included 24 loans, totaling $3.8 million, for which a modification had been agreed to. At June 30, 2013, construction loans outstanding included 29 loans, totaling $6.9 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2014, and June 30, 2013, and activity in the allowance for loan losses for the three and nine-month periods ended March 31, 2014 and 2013:

	At period end for the nine months ended March 31, 2014
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Provision charged to expense	562,061	130,286	446,122	54,353	(145,100)	1,047,721
Losses charged off	(150,254)	-	(69,457)	(49,947)	(516,800)	(786,458)
Recoveries	14,777	-	960	15,190	9,286	40,213
Balance, end of period	$2,236,559	$402,948	$3,980,167	$491,262	$1,576,520	$8,687,456
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,236,559	$402,948	$3,980,167	$491,262	$1,576,520	$8,687,456
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$293,091,263	$21,143,310	$302,738,045	$34,617,516	$120,926,415	$772,516,549
Ending Balance: loans acquired with deteriorated credit quality	$1,741,288	$-	$1,277,234	$-	$330,853	$3,349,375

	For the three months ended March 31, 2014
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,131,432	$423,984	$3,786,856	$496,134	$2,246,499	$9,084,904
Provision charged to expense	231,632	(21,036)	193,037	23,700	(173,902)	253,431
Losses charged off	(127,192)	-	-	(32,881)	(503,534)	(663,607)
Recoveries	687	-	274	4,309	7,458	12,728
Balance, end of period	$2,236,559	$402,948	$3,980,167	$491,262	$1,576,520	$8,687,456

	At period end for the nine months ended March 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Provision charged to expense	351,869	(47,926)	959,838	63,069	(25,769)	1,301,081
Losses charged off	(239,270)	-	(417,071)	(21,005)	(29,466)	(706,812)
Recoveries	337	-	4,918	8,782	8,497	22,534
Balance, end of period	$1,748,282	$195,243	$3,533,523	$534,443	$2,097,366	$8,108,857
Ending Balance: individually evaluated for impairment	$-	$-	$100,000	$-	$-	$100,000
Ending Balance: collectively evaluated for impairment	$1,748,282	$195,243	$3,433,523	$534,443	$1,539,877	$7,451,368
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$557,489

	For the three months ended March 31, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,722,583	$152,256	$3,388,656	$526,386	$2,130,320	$7,920,201
Provision charged to expense	61,615	42,987	144,410	18,389	(39,025)	228,375
Losses charged off	(36,028)	-	-	(12,416)	-	(48,444)
Recoveries	112	-	457	2,084	6,071	8,724
Balance, end of period	$1,748,282	$195,243	$3,533,523	$534,443	$2,097,366	$8,108,856

	June 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Ending Balance: individually evaluated for impairment	$-	$-	$85,000	$-	$-	$85,000
Ending Balance: collectively evaluated for impairment	$1,809,975	$272,662	$3,517,542	$471,666	$1,671,646	$7,743,491
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$557,489

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$144,328	$-	$-	$144,328
Ending Balance: collectively evaluated for impairment	$232,186,722	$19,932,817	$240,888,891	$28,414,878	$129,735,511	$651,158,819
Ending Balance: loans acquired with deteriorated credit quality	$1,701,720	$-	$1,270,703	$-	$1,132,973	$4,105,396

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2014 and June 30, 2013. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	March 31, 2014
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$291,308,695	$20,723,625	$298,059,803	$34,283,302	$120,243,925
Watch	2,271,361	8,442	2,011,286	86,644	268,671
Special Mention	-	-	-	-	-
Substandard	1,215,703	374,817	3,944,194	274,570	727,622
Doubtful	36,792	36,426	-	-	17,050
Total	$294,832,551	$21,143,310	$304,015,279	$34,617,516	$121,257,268

	June 30, 2013
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$231,230,256	$19,932,817	$237,131,788	$28,252,411	$129,782,625
Watch	1,881,836	-	1,594,368	41,463	55,858
Special Mention	-	-	-	-	-
Substandard	776,350	-	3,577,766	121,004	1,030,001
Doubtful	-	-	-	-	-
Total	$233,888,442	$19,932,817	$242,303,922	$28,414,878	$130,868,484

The above amounts include purchased credit impaired loans. At March 31, 2014, purchased credited impaired loans accounted for $400,000 of loans rated “Pass”; $1.7 million of loans rated “Watch”; no loans rated “Special Mention”; $1.2 million of loans rated “Substandard”; and no loans rated “Doubtful”. At June 30, 2013, these purchased credit impaired loans accounted for $600,000 of loans rated “Pass”; $1.7 million of loans rated “Watch”;  no loans rated “Special Mention”; $1.8 million of loans rated “Substandard”; and no loans rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2014 and June 30, 2013. At March 31, 2014 and June 30, 2013, there were no purchased credit impaired loans that were past due.

	March 31, 2014
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$954,207	$84,695	$170,453	$1,209,355	$293,623,196	$294,832,551	$-
Construction	356	158,000	36,887	195,243	20,948,067	21,143,310	-
Commercial	579,367	-	337,837	917,204	303,098,075	304,015,279	-
Consumer loans	198,073	22,353	48,133	268,559	34,348,957	34,617,516	-
Commercial loans	275,371	135,137	57,721	468,229	120,789,039	121,257,268	-
Total loans	$2,007,374	$400,185	$651,031	$3,058,590	$772,807,334	$775,865,924	$-

	June 30, 2013
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$369,898	$66,213	$102,498	$538,609	$233,349,833	$233,888,442	$-
Construction	-	-	-	-	19,932,817	19,932,817	-
Commercial	-	-	225,099	225,099	242,078,823	242,303,922	-
Consumer loans	239,323	42,924	12,275	294,522	28,120,356	28,414,878	-
Commercial loans	63,394	-	18,266	81,660	130,786,824	130,868,484	-
Total loans	$672,615	$109,137	$358,138	$1,139,890	$654,268,653	$655,408,543	$-

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2014 and June 30, 2013. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2014
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,741,288	$2,076,357	$-
Construction real estate	-	-	-
Commercial real estate	3,585,531	3,596,352	-
Consumer loans	-	-	-
Commercial loans	330,853	900,730	-
Loans with a specific valuation allowance:	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$1,741,288	$2,076,357	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,585,531	$3,596,352	$-
Consumer loans	$-	$-	$-
Commercial loans	$330,853	$900,730	$-

	June 30, 2013
	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	-	-	-
Commercial real estate	3,115,324	3,167,982	-
Consumer loans	-	-	-
Commercial loans	387,167	391,759	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	144,328	144,328	85,000
Consumer loans	-	-	-
Commercial loans	755,883	1,325,760	557,489
Total:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,259,652	$3,312,310	$85,000
Consumer loans	$-	$-	$-
Commercial loans	$1,143,050	$1,717,519	$557,489

The above amounts include purchased credit impaired loans. At March 31, 2014, purchased credit impaired loans accounted for $3.3 million of impaired loans without a specific valuation allowance; $0 loans with a specific valuation allowance; and $3.3 million of total impaired loans. At June 30, 2013, purchased credit impaired loans accounted for $3.3 million of impaired loans without a specific valuation allowance; $756,000 of loans with a specific valuation allowance; and $4.1 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2014
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,745	$36
Construction Real Estate	-	-
Commercial Real Estate	1,283	21
Consumer Loans	-	-
Commercial Loans	582	-
Total Loans	$3,609	$57

	For the three-month period ended
	March 31, 2013
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,680	$43
Construction Real Estate	-	-
Commercial Real Estate	1,809	51
Consumer Loans	-	-
Commercial Loans	1,283	22
Total Loans	$4,772	$116

	For the nine-month period ended
	March 31, 2014
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,730	$163
Construction Real Estate	-	-
Commercial Real Estate	1,328	110
Consumer Loans	-	-
Commercial Loans	789	1
Total Loans	$3,847	$274

	For the nine-month period ended
	March 31, 2013
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,611	$312
Construction Real Estate	-	-
Commercial Real Estate	2,233	149
Consumer Loans	-	-
Commercial Loans	1,308	71
Total Loans	$5,152	$532

Interest income on impaired loans recognized on a cash basis in the three- and nine month periods ended March 31, 2014 and 2013, was immaterial.

For the three- and nine-month periods ended March 31, 2014, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $2,000 and $106,000, respectively, as compared to $33,000 and $278,000, respectively, for the three- and nine-month periods ended March 31, 2013.

The following table presents the Company’s nonaccrual loans at March 31, 2014 and June 30, 2013. This table includes purchased impaired loans. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected. The table excludes performing troubled debt restructurings.

	March 31, 2014	June 30, 2013
Residential real estate	$447,806	$413,924
Construction real estate	411,243	-
Commercial real estate	669,175	156,856
Consumer loans	65,674	24,699
Commercial loans	384,991	841,924
Total loans	$1,978,889	$1,437,403

The above amounts include purchased credit impaired loans. At March 31, 2014 and June 30, 2013, these loans comprised $215,000 and $756,000 of nonaccrual loans, respectively.

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

During the three- and nine-month periods ended March 31, 2014 and 2013, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month period ended
	March, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	1	298,443	-	-
Consumer loans	-	-	-	-
Commercial loans	5	179,165	-	-
Total	6	$477,607	-	$-

	For the nine-month period ended
	March 31, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	$36,634	-	$-
Construction real estate	-	-	1	100,351
Commercial real estate	2	328,209	3	1,132,145
Consumer loans	-	-	-	-
Commercial loans	5	179,165	2	165,918
Total	8	$544,007	6	$1,398,414

Performing loans classified as TDRs and outstanding at March 31, 2014 and June 30, 2013, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2014		June 30, 2013
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	6	$1,741,288	6	$1,663,477
Construction real estate	-	-	-	-
Commercial real estate	13	3,175,505	11	2,856,884
Consumer loans	-	-	-	-
Commercial loans	6	295,018	3	363,020
Total	25	$5,211,811	20	$4,883,381

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2014 and June 30, 2013. The amounts of these loans at March 31, 2014 and June 30, 2013, are as follows:

	March 31, 2014	June 30, 2013
Real Estate Loans:
Residential	$2,076,357	$2,096,135
Construction	-	-
Commercial	1,288,055	1,323,361
Consumer loans	-	-
Commercial loans	900,730	1,707,442
Outstanding balance	$4,265,142	$5,126,938
Carrying amount, net of fair value adjustment of $915,767 and $1,021,542 at March 31, 2014 and June 30, 2013, respectively	$3,349,375	$4,105,396

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ending
	March 31, 2014	March 31, 2013
Balance at beginning of period	$637,260	$913,266
Additions	-	-
Accretion	(31,850)	(62,735)
Reclassification from nonaccretable difference	427	7,353
Disposals	-	-
Balance at end of period	$605,837	$857,884

	Nine-month period ending
	March 31, 2014	March 31, 2013
Balance at beginning of period	$798,789	$489,356
Additions	-	-
Accretion	(196,327)	(142,339)
Reclassification from nonaccretable difference	3,375	510,867
Disposals	-	-
Balance at end of period	$605,837	$857,884

During the three- and nine-month periods ended March 31, 2014, the Company had no increases to the allowance for loan losses by a charge to the income statement related to these purchased credit impaired loans, as compared to $48,000 and $181,000, respectively, during the same periods of the prior fiscal year. During the three- and nine-month periods ended March 31, 2014, allowance for loan losses related to these loans of $0 and $57,489, respectively, were reversed, as compared to $0 and $5,000, respectively, during the same periods of the prior fiscal year.

Note 6:  Deposits

Deposits are summarized as follows:

	March 31, 2014	June 30, 2013
Non-interest bearing accounts	$68,734,469	$45,441,845
NOW accounts	277,210,813	208,047,966
Money market deposit accounts	29,687,603	22,274,947
Savings accounts	95,160,685	84,372,522
Certificates	323,692,831	272,241,653
Total Deposit Accounts	$794,486,401	$632,378,933

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income	$2,242,827	$2,466,110	$7,324,735	$7,537,284
Charge for early redemption of preferred stock issued at discount	-	-	-	-
Dividend payable on preferred stock	50,000	50,000	150,000	295,115
Net income available to common shareholders	$2,192,827	$2,416,110	$7,174,735	$7,242,169

Average Common shares – outstanding basic	3,311,740	3,294,040	3,295,924	3,290,573
Stock options under treasury stock method	111,670	95,101	102,854	92,065
Average Common shares – outstanding diluted	3,423,410	3,389,141	3,398,778	3,382,638

Basic earnings per common share	$0.66	$0.73	$2.18	$2.20
Diluted earnings per common share	$0.64	$0.71	$2.11	$2.14

At March 31, 2014 and 2013, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2010. The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the nine-month period ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Income taxes
Current	$1,976,851	$349,136	$3,377,950	$2,818,745
Deferred	(1,195,404)	551,713	(615,609)	287,876
Total income tax provision	$781,447	$900,849	$2,762,341	$3,106,621

The components of net deferred tax assets (liabilities) are summarized as follows:

	March 31, 2014	June 30, 2013
Deferred tax assets:
Provision for losses on loans	$3,721,702	$3,545,918
Accrued compensation and benefits	62,065	211,117
Other-than-temporary impairment on available for sale securities	147,415	261,405
NOL carry forwards acquired	887,891	150,270
Minimum Tax Credit	129,864	-
Unrealized loss on other real estate	99,130	31,280
Unrealized loss on available for sale securities	167,285	116,157
Other	133,404	-
Total deferred tax assets	5,348,756	4,316,147

Deferred tax liabilities:
FHLB stock dividends	188,612	188,612
Purchase accounting adjustments	1,678,392	1,228,067
Depreciation	586,278	761,389
Prepaid expenses	275,560	151,939
Other	7,262	40,224
Total deferred tax liabilities	2,736,104	2,370,231
Net deferred tax (liability) asset	$2,612,652	$1,945,916

As of March 31, 2014 and June 30, 2013, the Company had approximately $421,000 and $440,000, respectively, of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended		For the nine-month period ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Tax at statutory rate	$1,028,253	$1,144,766	$3,429,606	$3,618,928
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(132,788)	(127,011)	(395,031)	(379,671)
State tax, net of Federal benefit	59,400	80,520	211,860	257,400
Cash surrender value of Bank-owned life insurance	(42,753)	(42,765)	(130,670)	(129,307)
Tax credit benefits	(81,424)	(114,223)	(244,273)	(227,533)
Other, net	(49,241)	(40,438)	(109,151)	(33,196)
Actual provision	$781,447	$900,849	$2,762,341	$3,106,621

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Company’s 401(k) Retirement Plan (the Plan) covers substantially all employees who are at least 21 years of age and who have completed one year of service. The Plan provides a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2013; for fiscal 2014, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine-month periods ended March 31, 2014, retirement plan expenses recognized were approximately $128,000 and $389,000, respectively, as compared to $113,000 and $339,000, respectively, for the same periods of the prior fiscal year.

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL. The dividend rate for the quarter ended March 31, 2014, was one percent (1%). For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%), based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%), including a quarterly lending incentive fee of one-half percent (0.5%).

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

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and June 30, 2013:

	Fair Value Measurements at March 31, 2014, Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$23,739,507	$-	$23,739,507	$-
State and political subdivisions	46,116,910	-	46,116,910	-
Other securities	2,673,535	-	2,549,535	124,000
Mortgage-backed GSE residential	61,629,062	-	61,629,062	-

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises (GSEs)	$22,407,885	$-	$22,407,885	$-
State and political subdivisions	39,323,307	-	39,323,307	-
Other securities	1,558,979	-	1,485,979	73,000
Mortgage-backed GSE residential	14,310,544	-	14,310,544	-
Mortgage-backed: other U.S. government agencies	2,403,511	-	2,403,511	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2014.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-month and nine-month periods ended March 31, 2014 and 2013:

	Three months ended
	March 31, 2014	March 31, 2013
Available-for-sale securities, beginning of year	$121,000	$58,000
Total unrealized gain (loss) included in comprehensive income	3,000	22,000
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$124,000	$80,000

	Nine months ended
	March 31, 2014	March 31, 2013
Available-for-sale securities, beginning of year	$73,000	$32,600
Total unrealized gain (loss) included in comprehensive income	51,000	47,400
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$124,000	$80,000

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2014 and June 30, 2013:

	Fair Value Measurements at March 31, 2014, Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Observable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$215,000	$-	$-	$215,000
Foreclosed and repossessed assets held for sale	3,008,000	-	-	3,008,000

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Observable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$378,000	$-	$-	$378,000
Foreclosed and repossessed assets held for sale	3,075,000	-	-	3,075,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2014 and 2013:

	For the nine months ended
	March 31, 2014	March 31, 2013

Impaired loans (collateral dependent)	$110,000	$(181,000)
Foreclosed and repossessed assets held for sale	(221,000)	(593,000)
Total gains (losses) on assets measured on a non-recurring basis	$(111,000)	$(774,000)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company’s $3.3 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at March 31, 2014, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $231,000. Older real estate appraisals were available for impaired loans with a carrying value of approximately $2.9 million. The remaining $215,000 was secured by collateral such as closely-held stock, an assignment of notes receivable, accounts receivable, or inventory. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at March 31, 2014	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied

Available-for-sale securities (pooled trust preferred security)	$124,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	16.0% 1% annually 39.9% 1.1%
Impaired loans (collateral dependent)	215,000	Internal or third- party appraisal	Discount to reflect realizable value	n/a	33.3%
Foreclosed and repossessed assets	3,008,000	Third party appraisal	Marketability discount	0.0 - 76.4%	20.0%

	Fair value at June 30, 2013	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied

Available-for-sale securities (pooled trust preferred security)	$73,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	18.6% 1% annually 42.0% 1.7%
Impaired loans (collateral dependent)	378,000	Internal or third- party appraisal	Discount to reflect realizable value	18.9 - 43.8%	22.9%
Foreclosed and repossessed assets	3,075,000	Third party appraisal	Marketability discount	0.0 - 66.7%	14.6%

Fair Value of Financial Instruments.  The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2014 and June 30, 2013.

	March 31, 2014
		Quoted Prices
(dollars in thousands)		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$18,023	$18,023	$-	$-
Interest-bearing time deposits	1,655	-	1,655	-
Stock in FHLB	3,684	-	3,684	-
Stock in Federal Reserve Bank of St. Louis	1,253	-	1,253	-
Loans receivable, net	767,303	-	-	771,034
Accrued interest receivable	3,789	-	3,789	-
Financial liabilities
Deposits	794,486	463,465	-	331,252
Securities sold under agreements to repurchase	26,897	-	26,897	-
Advances from FHLB	51,680	26,100	28,342	-
Accrued interest payable	562	-	562	-
Subordinated debt	9,720	-	-	8,122
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2013
		Quoted Prices
(dollars in thousands)		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$12,789	$12,789	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	2,007	-	2,007	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	647,166	-	-	652,904
Accrued interest receivable	3,970	-	3,970	-
Financial liabilities
Deposits	632,379	359,796	-	273,260
Securities sold under agreements to repurchase	27,788	-	27,788	-
Advances from FHLB	24,500	-	27,040	-
Accrued interest payable	529	-	529	-
Subordinated debt	7,217	-	-	6,209
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Business Combinations

On October 4, 2013, the Company acquired 100% of the outstanding stock of Ozarks Legacy Community Financial, Inc. (OLCF), and its subsidiary, the Bank of Thayer, headquartered in Thayer, Missouri. The Bank of Thayer was merged into the Company’s existing bank subsidiary, Southern Bank, on that date. The Company acquired OLCF primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through March 31, 2014, the Company incurred $688,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company’s consolidated statement of income for the period ended March 31, 2014. The goodwill of $1,474,000 arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and OLCF. Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for OLCF and its subsidiary, the Bank of Thayer and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred
Cash	$6,279,694
Contingent consideration	-
Total consideration	$6,279,694

Recognized amounts of identifiable assets acquired
and liabilities assumed
Cash and Cash equivalents	$2,234,980
Investment Securities	34,271,743
Loans	39,368,508
Premises and equipment	1,155,297
Identifiable intangible assets	1,432,645
Miscellaneous other assets	1,285,870

Deposits	(68,234,600)
Securities sold under agreements to repurchase	(1,099,675)
Advances from FHLB	(1,095,928)
Subordinated debt	(2,490,890)
Miscellaneous other liabilities	(2,022,076)
Total identifiable net assets	4,805,874
Goodwill	$1,473,820

On February 21, 2014, the Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc., and its subsidiary, the Citizens State Bank, Bald Knob, Arkansas (herein collectively, “Citizens State Bank”).  Citizens State Bank was merged into the Company’s existing bank subsidiary, Southern Bank, on that date. The Company completed the conversion of data systems for the Citizens State Bank operations in April, 2014. Through March 31, 2014, the Company incurred $313,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company’s consolidated statement of income for the period ended March 31, 2014.   There was no goodwill arising from the acquisition.

The following table summarizes the consideration paid for Citizens State Bankshares of Bald Knob, Inc. and its subsidiary, Citizens State Bank and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred

Cash	$5,708,211
Contingent consideration	-
Total consideration	$5,708,211

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and Cash equivalents	$4,167,979
Investment Securities	50,539,865
Loans	11,984,135
Premises and equipment	612,540
Identifiable intangible assets	624,440
Miscellaneous other assets	4,075,288

Deposits	(64,154,307)
Advances from FHLB	(1,499,904)
Miscellaneous other liabilities	(641,825)
Total identifiable net assets	5,708,211
Goodwill	$-

On February 25, 2014, the Company announced the signing of a definitive merger agreement whereby Peoples Service Company (PSC) will be acquired by the Company in a stock and cash transaction. PSC is the 80% owner of Peoples Banking Company (PBC), the 100% owner of Peoples Bank of the Ozarks.  In connection with the acquisition, the minority shareholders of PBC will be given the opportunity to exchange their shares of PBC for shares of PSC and to receive the merger consideration payable under the terms of the merger agreement. The transaction is expected to close in the third calendar quarter of 2014, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals, and consummation of the exchange transaction involving the minority shareholders of PBC. The acquired financial institution is expected to be merged with and into Southern Bank in the fourth quarter of calendar year 2014 or the first quarter of calendar year 2015.  Through March 31, 2014, the Company incurred $100,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company’s consolidated statement of income for the period ended March 31, 2014.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). As of March 31, 2014, the Bank conducts its business through its home office located in Poplar Bluff, and 24 full service branch facilities in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, Springfield, Thayer (2), West Plains, and Alton, Missouri, and Paragould, Jonesboro (2), Brookland, Batesville, Searcy, Bald Knob (2) and Bradford Arkansas.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2014, and results of operations for the three- and nine-month periods ended March 31, 2014 and 2013.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the nine months ended
(dollars in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net income available to common stockholders	$2,193	$2,416	$7,175	$7,242
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	68	138	301	697
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	$2,125	$2,278	$6,874	$6,545

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the nine months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Return on average assets	0.93%	1.26%	1.09%	1.33%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.03%	0.07%	0.05%	0.12%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.90%	1.19%	1.04%	1.21%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the nine months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Return on average common equity	10.15%	12.11%	11.34%	12.40%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.31%	0.69%	0.47%	1.19%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	9.84%	11.42%	10.87%	11.21%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended		For the nine months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net interest margin	3.72%	3.77%	3.82%	4.08%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.05%	0.12%	0.07%	0.21%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.67%	3.65%	3.75%	3.87%

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

Recent Events

On February 21, 2014, the Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc., and its subsidiary, the Citizens State Bank, Bald Knob, Arkansas (herein collectively, “Citizens State Bank”).  The Company completed the conversion of data systems for the Citizens State Bank operations in April, 2014.

On February 25, 2014, the Company announced the signing of a definitive merger agreement whereby Peoples Service Company (PSC) will be acquired by the Company in a stock and cash transaction. PSC is the 80% owner of Peoples Banking Company (PBC), the 100% owner of Peoples Bank of the Ozarks.  In connection with the acquisition, the minority shareholders of PBC will be given the opportunity to exchange their shares of PBC for shares of PSC and to receive the merger consideration payable under the terms of the merger agreement. The transaction is expected to close in the third calendar quarter of 2014, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals, and consummation of the exchange transaction involving the minority shareholders of PBC. The acquired financial institution is expected to be merged with and into Southern Bank in the fourth quarter of calendar year 2014 or the first quarter of calendar year 2015.

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily certificates of deposit, interest-bearing transaction accounts, savings and money market deposit accounts, repurchase agreements, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first nine months of fiscal 2014, we grew our balance sheet by $198.0 million. Balance sheet growth was primarily due to organic loan growth, as well as the October 2013 acquisition of the Bank of Thayer and the February 2014 acquisition of Citizens State Bank (the Fiscal 2014 Acquisitions). Loans increased $120.1 million, of which the Fiscal 2014 Acquisitions accounted for $51.4 million. Available-for-sale investments increased $54.2 million, primarily due to the Fiscal 2014 Acquisitions, which provided $84.8 million in securities, partially offset by sales and maturities. Cash equivalents and time deposits increased $5.9 million, fixed assets increased $6.0 million, intangible assets increased $3.1 million, and other assets increased $3.6 million. Deposits increased $162.1 million, attributable primarily to the Fiscal 2014 Acquisitions, which provided $132.6 million in deposit balances. Securities sold under agreements to repurchase decreased $0.9 million. Advances from the Federal Home Loan Bank (FHLB) increased $27.2 million, primarily attributable to the use of overnight advances to fund asset growth. The increase in loan balances was primarily the result of growth in single- and multi-family residential lending and commercial real estate lending. The increase in deposits was primarily the result of increases in interest-bearing transaction accounts, certificates of deposit, and noninterest-bearing transaction accounts.

Net income for the first nine months of fiscal 2014 was $7.3 million, a decrease of $213,000, or 2.8% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $150,000, net earnings available to common shareholders were $7.3 million in the nine-month period ended March 31, 2014, an increase of 0.9% as compared to the same period of the prior fiscal year, when dividends on preferred stock were $295,000. Compared to the year-ago period, the Company’s decrease in net income was the result of an increase in noninterest expense, partially offset by an increase in net interest income and noninterest income, and decreases in provisions for loan losses and income taxes. Diluted net income available to common shareholders was $2.11 per share for the first nine months of fiscal 2014, as compared to $2.14 per share for the same period of the prior fiscal year. The decrease was attributable to higher noninterest expenses resulting from growth in our number of locations and operations, merger and acquisition-related costs, and the cost of terminating the Company’s contract with its third-party debit card processor.   For the first nine months of fiscal 2014, net interest income increased $2.5 million, or 11.5%; noninterest income increased $1.1 million, or 32.7%; provision for loan losses decreased $253,000, or 19.5%; provision for income taxes decreased $344,000, or 11.1%; and noninterest expense increased $4.4 million, or 33.7%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2014 remained relatively low by historical standards, but were up from the lower yields seen in the first nine months of calendar 2013. Rates were little changed on short-term securities, but increased by approximately 80 to 100 basis points on medium- to longer-term securities. Our average yield on earning assets decreased, primarily due to reinvestment at relatively low market rates (see “Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2014 and 2013 – Net Interest Income”). The yield curve steepened, and remained steep relative to recent historic norms. A steep curve is generally beneficial to the Company. In December 2008, the Federal Reserve cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries. A second securities purchase program focused on US Treasuries. A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio. For 2013, the FOMC extended its quantitative easing by making purchases of approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities. In December 2013, the FOMC began reducing those purchases by $10 billion per month, has continued reducing those purchases by $10 billion per month at each successive meeting, and has provided guidance that further, measured reductions are likely. It has also indicated that it anticipates that it may continue to hold short-term rate policy extraordinarily low for a considerable period beyond the point at which the quantitative easing purchases reach zero. In this rate environment, our net interest margin declined when comparing the first nine months of fiscal 2014 to the same period of the prior fiscal year.  Some of this decline was attributable to fair value accounting for the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Fiscal 2011 Acquisition), whereby the Company acquired loans at a discount. Net interest income resulting from the accretion of that discount (and a smaller premium on acquired time deposits)

declined in the first nine months of fiscal 2014 to $481,000, as compared to $1.1 million in the first nine months of fiscal 2013. This decrease equates to a 14 basis point decrease in the net interest margin. The Company expects that as the acquired loan portfolio continues to pay down, the positive impact on net interest income of discount accretion resulting from the Fiscal 2011 Acquisition will continue to be reduced. Our core net interest margin, excluding this income, decreased to 3.74% in the current nine-month period, as compared to 3.87% in the prior year’s nine-month period, primarily as a result of lower market rates and a larger percentage of the Company’s interest-earning assets being held in available-for-sale securities, which generally provide lower yields than the Company’s loan portfolio.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2014, noninterest income increased $1.1 million, or 32.7%, as compared to the same period of the prior fiscal year, attributable to increased collection of deposit account service charges and fees, higher bank card interchange revenues, increased gains on secondary market loan sales, loan origination fees, and realized gains on available-for-sale securities. The increased deposit account service charges, network interchange revenues, and gains on secondary market loan sales were due, in part, to the Fiscal 2014 Acquisitions. Noninterest expense for the nine-month period ended March 31, 2014,  increased $4.4 million, or 33.7%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher employee compensation and benefits, legal and professional fees, occupancy expenses, bank card network expense, amortization of the core deposit intangibles recorded on the Fiscal 2014 Acquisitions, vendor charges for the Company’s overdraft privilege program, advertising, telecommunications, and supplies and postage. Merger-related charges, for the Fiscal 2014 Acquisitions and the pending acquisition of Peoples Service Company, totaled $1.1 million during the nine-month period ended March 31, 2014. Also, the Company incurred a charge of $376,000 in the third quarter of fiscal 2014 due to termination of its existing debit card processing contract. Additionally, the continuing operation of the acquired franchises contributed to increased non-interest expense in most categories.

We expect, over time, to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model, although we expect that the pending acquisition of Peoples Service Company and integration of operations from this transaction and the fiscal 2014 acquisitions will be our focus for the near-term.

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

The Company experienced balance sheet growth in the first nine months of fiscal 2014, with total assets increasing $198.0 million, or 24.9%, to $994.4 million at March 31, 2014, as compared to $796.4 million at June 30, 2013. Balance sheet growth was primarily due to organic loan growth, as well as the Fiscal 2014 Acquisitions. Balance sheet growth was funded primarily with increases in deposit balances and FHLB advances.

Available-for-sale investments increased $54.2 million, or 67.7%, to $134.2 million at March 31, 2014, as compared to $80.0 million at June 30, 2013. The increase was primarily attributable to the Fiscal 2014 Acquisitions, which included $84.8 million in securities balances. Some of the acquired securities were liquidated in order to reduce duration and repay overnight borrowings.  The increase consisted primarily of investments in mortgage-backed securities and municipal bonds. Cash equivalents and time deposits increased $5.9 million, or 42.9%, as compared to June 30, 2013.

Loans, net of the allowance for loan losses, increased $120.1 million, or 18.6%, to $767.3 million at March 31, 2014, as compared to $647.2 million at June 30, 2013. The increase was primarily attributable to organic growth and the Fiscal 2014 Acquisitions, which included $51.4 million in loans, at fair value. The increase consisted primarily of residential real estate and commercial real estate loans. The increase in residential real estate loans included, in roughly equal amounts, loans secured by single family and multi-family housing.

Deposits increased $162.1 million, or 25.6%, to $794.5 million at March 31, 2014, as compared to $632.4 million at June 30, 2013. The increase was primarily attributable to the Fiscal 2014 Acquisitions, which included $132.6 million in deposits, at fair value, and organic growth. The increase consisted of interest-bearing checking, certificates of deposit, noninterest-bearing checking, savings, and money market deposit accounts.

FHLB advances were $51.7 million at March 31, 2014, an increase of $27.2 million, or 110.9%, as compared to $24.5 million at June 30, 2013. The increase was attributable primarily to the use of overnight borrowings to fund organic asset growth. Securities sold under agreements to repurchase totaled $26.9 million at March 31, 2014, as compared to $27.8 million at June 30, 2013, a decrease of 3.2%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties. The Company has encouraged these counterparties to migrate to a swept deposit product that places their funds in other FDIC-insured depositories, while providing funding to our institution under a reciprocal arrangement, in order to improve the Company’s liquidity.

The Company’s stockholders’ equity increased $5.6 million, or 5.5%, to $107.4 million at March 31, 2014, from $101.8 million at June 30, 2013. The increase was due primarily to retention of net income, partially offset by cash dividends paid on common and preferred stock and a decrease in accumulated other comprehensive income, as the market value of the available-for-sale investment portfolio declined, net of tax, as a result of a general increase in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2014 and 2013

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$607,773,916	$7,488,627	4.93	$478,762,516	$6,380,894	5.33
Other loans (1)	153,346,241	2,008,540	5.24	140,988,812	1,895,239	5.38
Total net loans	761,120,157	9,497,167	4.99	619,751,328	8,276,133	5.34
Mortgage-backed securities	52,981,824	285,838	2.16	17,016,148	64,093	1.51
Investment securities (2)	82,300,532	519,399	2.52	66,434,793	399,090	2.40
Other interest earning assets	10,803,144	13,746	0.51	27,178,638	17,168	0.25
Total interest earning assets (1)	907,205,657	10,316,150	4.55	730,380,907	8,756,484	4.80
Other noninterest earning assets (3)	60,800,263	-		50,033,134	-
Total assets	$968,005,919	$10,316,150		$780,414,041	$8,756,484

Interest bearing liabilities:
Savings accounts	$91,430,105	78,461	0.34	$83,713,884	101,427	0.48
NOW accounts	264,327,916	511,805	0.77	207,537,222	532,501	1.03
Money market deposit accounts	29,041,767	48,614	0.67	24,545,987	31,507	0.51
Certificates of deposit	312,251,728	854,470	1.09	248,987,259	844,988	1.36
Total interest bearing deposits	697,051,516	1,493,350	0.86	564,784,352	1,510,423	1.07
Borrowings:
Securities sold under agreements to repurchase	25,470,361	34,160	0.54	30,471,285	57,662	0.76
FHLB advances	64,556,922	272,056	1.69	24,500,000	241,263	3.94
Subordinated debt	9,717,207	82,430	3.39	7,217,000	55,096	3.05
Total interest bearing liabilities	796,796,006	1,881,996	0.94	626,972,637	1,864,444	1.19
Noninterest bearing demand deposits	64,052,632	-		52,734,379	-
Other noninterest bearing liabilities	763,616	-		935,148	-
Total liabilities	861,612,254	1,881,996		680,642,164	1,864,444
Stockholders’ equity	106,393,665	-		99,771,877	-
Total liabilities and stockholders' equity	$968,005,919	$1,881,996		$780,414,041	$1,864,444
Net interest income		$8,434,154			$6,892,040

Interest rate spread (4)			3.60%			3.61%
Net interest margin (5)			3.72%			3.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.86%			116.49%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $23.4 million and $18.9 million, respectively, for the three-month period ended March 31, 2014, as compared to $15.9 million and $16.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$555,710,310	$21,102,089	5.06	$456,237,101	$19,399,294	5.67
Other loans (1)	164,995,693	6,571,929	5.31	157,176,661	6,461,140	5.48
Total net loans	720,706,003	27,674,018	5.12	613,413,762	25,860,434	5.62
Mortgage-backed securities	37,329,491	587,288	2.10	17,447,953	269,488	2.06
Investment securities (2)	78,210,941	1,438,210	2.45	61,206,914	1,138,456	2.48
Other interest earning assets	5,995,756	19,658	0.44	15,812,361	47,523	0.40
Total interest earning assets (1)	842,242,191	29,719,174	4.70	707,880,990	27,315,901	5.15
Other noninterest earning assets (3)	56,780,423	-		48,504,514	-
Total assets	$899,022,614	$29,719,174		$756,385,504	$27,315,901

Interest bearing liabilities:
Savings accounts	88,276,395	224,790	0.34	$84,348,304	335,339	0.53
NOW accounts	236,416,729	1,469,556	0.83	197,433,563	1,642,780	1.11
Money market deposit accounts	24,484,944	130,869	0.71	20,481,844	81,299	0.53
Certificates of deposit	297,904,309	2,622,306	1.17	235,551,892	2,527,429	1.43
Total interest bearing deposits	647,082,377	4,447,521	0.92	537,815,603	4,586,847	1.14
Borrowings:
Securities sold under agreements to repurchase	23,938,734	96,839	0.54	27,298,769	160,129	0.78
FHLB advances	58,417,362	813,526	1.86	32,182,446	754,717	3.13
Subordinated debt	8,773,994	223,281	3.39	7,217,000	171,868	3.18
Total interest bearing liabilities	738,212,467	5,581,167	1.01	604,513,818	5,673,561	1.25
Noninterest bearing demand deposits	55,343,263	-		53,455,528	-
Other noninterest bearing liabilities	1,138,164	-		552,104	-
Total liabilities	794,693,894	5,581,167		658,521,450	5,673,561
Stockholders’ equity	104,328,720	-		97,864,054	-
Total liabilities and stockholders' equity	$899,022,614	$5,581,167		$756,385,504	$5,673,561
Net interest income		$24,138,007			$21,642,340

Interest rate spread (4)			3.70%			3.89%
Net interest margin (5)			3.82%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.09%			117.10%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $20.5 million and $17.3 million, respectively, for the nine-month period ended March 31, 2014, as compared to $14.3 million and $16.1 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine-month periods ended March 31, 2014. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2014
	Compared to three-month period
	ended March 31, 2013, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(542)	$1,887	$(123)	$1,222
Mortgage-backed securities	28	136	58	222
Investment securities (2)	20	95	5	120
Other interest-earning deposits	(8)	18	(10)	(4)
Total net change in income on
interest-earning assets	(476)	2,108	(72)	1,560

Interest-bearing liabilities:
Deposits	(322)	376	(70)	(16)
Securities sold under
agreements to repurchase	(17)	(10)	3	(24)
Subordinated debt	6	19	2	27
FHLB advances	(138)	395	(226)	31
Total net change in expense on
interest-bearing liabilities	(471)	780	(291)	18
Net change in net interest income	$(5)	$1,328	$219	$1,542

	Nine-month period ended March 31, 2014
	Compared to nine-month period
	ended March 31, 2013, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(2,300)	$4,522	$(408)	$1,814
Mortgage-backed securities	5	307	6	318
Investment securities (2)	(14	316	(2)	300
Other interest-earning deposits	5	(29)	(4)	(28)
Total net change in income on
interest-earning assets	(2,304)	5,116	(408)	2,404

Interest-bearing liabilities:
Deposits	(966)	1,026	(200)	(140)
Securities sold under
agreements to repurchase	(49)	(20)	6	(63)
Subordinated debt	11	37	3	51
FHLB advances	(307)	616	(250)	59
Total net change in expense on
interest-bearing liabilities	(1,311)	1,659	(441)	(93)
Net change in net interest income	$(994)	$(993)	$3,457	$2,497

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2014 and 2013

General. Net income for the three- and nine-month periods ended March 31, 2014, was $2.2 million and $7.3 million, respectively, decreases of $223,000, or 9.1%, and $212,000, or 2.8%, respectively, as compared to the same periods of the prior fiscal year.  After preferred dividends of $50,000 and $150,000, respectively, paid in the three- and nine-month periods ended March 31, 2014, net income available to common shareholders was $2.2 million and $7.2 million, respectively, decreases of $223,000, or 9.2%, and $67,000, or 0.9%, respectively, as compared to the $2.4 million and $7.2 million, respectively, in net income available to common shareholders, after preferred dividends of $50,000 and $295,000, respectively, paid in the same periods of the prior fiscal year.

For the three-month period ended March 31, 2014, basic and fully-diluted net income per share available to common shareholders was $0.66 and $0.64, respectively, decreases of $0.07, or 9.6% and 9.9% respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the three-month period ended March 31, 2014, was 0.93%, as compared to 1.26% for the same period of the prior fiscal year. For the three-month period ended March 31, 2014, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition was .090%, as compared to1.19% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2014, was 10.2%, as compared to 12.1% in the same period of the prior fiscal year.

For the nine-month period ended March 31, 2014, basic and fully-diluted net income per share available to common shareholders was $2.18 and $2.11, respectively, decreases of $0.02, or 0.9%, and $0.03, or 1.4%, respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the nine-month period ended March 31, 2014, was 1.09%, as compared to 1.33% for the same period of the prior fiscal year. For the nine-month period ended March 31, 2014, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition was 1.04%, as compared to 1.21% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2014, was 11.3%, as compared to 12.4% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three- and nine-month periods ended March 31, 2014, was $8.4 million and $24.1 million, respectively, increases of $1.5 million, or 22.4%, and $2.5 million , or 11.5%, respectively, as compared to the same periods of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition was $109,000 and $481,000, respectively, in the current three- and nine-month periods, as compared to $222,000 and $1.1 million, respectively, in the same periods of the prior fiscal year.

Our net interest margin for the three- and nine-month periods ended March 31, 2014, determined by dividing annualized net interest income by total average interest-earning assets, was 3.72% and 3.82%, respectively, as compared to 3.77% and 4.08%, respectively, in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition was 3.67% and 3.75%, respectively, for the three- and nine-month periods ended March 31, 2014, as compared to 3.65% and 3.87%, respectively, for the same periods of the prior fiscal year. Our average net interest rate spread for the three- and nine-month periods ended March 31, 2014, was 3.61% and 3.69%, respectively, as compared to 3.61% and 3.90%, respectively, for the same periods of the prior fiscal year.

For the three-month period ended March 31, 2014,  no decline in the net interest rate spread, compared to the same period a year ago, resulted from a 25 basis point decrease in the average yield on interest-earning assets,  offset by a 25 basis point decrease in the average cost of interest-bearing liabilities. This was attributable primarily to a decrease in loan and investment yields that was matched by a decline in our cost of funds. The reduction in net interest income generated from accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition. Our growth initiatives, including the Fiscal 2014 Acquisitions, resulted in an increase of $176.8 million, or 24.2%, in the average balance of interest-earning assets, when comparing the three-month period ended March 31, 2014, with the same period of the prior fiscal year.

For the nine-month period ended March 31, 2014, the 21 basis point decline in the net interest rate spread, compared to the same period a year ago, resulted from a 45 basis point decrease in the average yield on interest-earning assets, partially offset by a 24 basis point decrease in the average cost of interest-bearing liabilities. The decline in net interest spread was attributable primarily to a decrease in loan and investment yields that was not matched by a decline in our cost of funds, and was also due to the reduction in net interest income generated from accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition. Our growth initiatives, including the Fiscal 2014 Acquisitions, resulted in an increase of $134.4 million, or 19.0%, in the average balance of interest-earning assets, when comparing the nine-month period ended March 31, 2014, with the same period of the prior fiscal year.

Interest Income. Total interest income for the three- and nine-month periods ended March 31, 2014, was $10.3 million and $29.7 million, increases of $1.6 million, or 17.8%, and $2.4 million, or 8.8%, as compared to the same periods of the prior fiscal year. The increases were attributed to 24.2% and 19.0% increases, respectively, in the average balance of interest-earning assets, partially offset by 25 and 45 basis point declines, respectively, in the average yield earned on interest-earning assets, as compared to the same periods of the prior fiscal year. Increased average balances were attributed to our growth initiatives, including the Fiscal 2014 Acquisitions and increased yields on the Company’s investment securities portfolio, while yields on the Company’s loan portfolios declined with market rates and the reduced fair value discount accretion related to the Fiscal 2011 Acquisition.

Interest Expense. Total interest expense for the three-month period ended March 31, 2014 was $1.9 million, an increase of $18,000, or 0.9%, as compared to the same period of the prior fiscal year, attributable to the $170.0 million, or 27.1%, increase in the average balance of interest-bearing liabilities, partially offset by the 24 basis point decline in the average cost of interest-bearing liabilities, as compared to the same period of the prior fiscal year. For the nine-month period ended March 31, 2014, total interest expense was $5.6 million, a decrease of $92,000, or 1.6%, as compared to the same period of the prior fiscal year, attributable to the 25 basis point decline in the average cost of interest bearing liabilities, partially offset by the $133.7 million, or 22.1%, increase in the average balance of interest-bearing liabilities. For both periods, the growth in average balances was attributed to our growth initiatives, including the Fiscal 2014 Acquisitions, while the decline in the average cost of interest-bearing liabilities was attributed to a general decline in rates offered on deposit products, as well as a higher percentage of funding obtained through relatively low-costing overnight advances from the FHLB.

Provisions for Loan Losses. The provision for loan losses for the three- and nine-month periods ended March 31, 2014, was $253,000 and $1.0 million, respectively, as compared to $228,000 and $1.3 million, respectively, in the same periods of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three- and nine-month periods represented an annualized charge of .13% and .19%, respectively, while net charge offs for the same periods were .35% and .14%, respectively, annualized. During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented an annualized charge of .15% and .28%, respectively, while net charge offs were .03% and .15%, respectively, annualized. The provision did not keep pace with charge offs during the three-month period ended March 31, 2014, primarily due to a $501,000 charge off of a commercial loan previously acquired with impaired credit quality, which accounted for 76% of the amount charged off in the current quarter, and 66% of the amount charged off in the current fiscal year-to-date. The amount charged off on this credit had been fully reserved in prior periods. (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three- and nine-month periods ended March 31, 2014, was $1.5 million and $4.4 million, respectively, increases of $318,000, or 27.9%, and $1.1 million, or 32.7%, respectively, as compared to the same periods of the prior fiscal year. The increases were attributed primarily to increased deposit account charges and fees (resulting from the Fiscal 2014 Acquisitions, transaction account growth, and increased NSF activity), gains on sales of residential loans into the secondary market, increased loan fees, and increased bank card interchange income. The nine-month period included $108,000 in realized gains on AFS securities.

Noninterest Expense. Noninterest expense for the three- and nine-month periods ended March 31, 2014, was $6.6 million and $17.4 million, respectively, increases of $2.2 million, or 49.1%, and $4.4 million, or 33.7%, respectively, as compared to the same periods of the prior fiscal year. The increases included $356,000 and $1.1 million, respectively, in merger-related charges recognized in the three- and nine-month periods ended March 31, 2014, related to the completed Fiscal 2014 Acquisitions and the pending acquisition of Peoples Service Company. Additionally, the Company incurred a charge of $376,000 in the third quarter of fiscal 2014 due to termination of its existing debit card processing contract. The Company believes that accountholders will be better served, that operational efficiencies will be realized, and that future income from debit card activity will be improved under the new contract. In total, the increases in noninterest expense were attributable primarily to employee compensation and benefits, legal and professional fees, bank card interchange expense, occupancy, advertising, telecommunications, internet banking charges, and additional amortization of core deposit intangibles resulting from the Fiscal 2014 Acquisitions. The efficiency ratio, excluding securities gains or losses, for the three- and nine-month periods ended March 31, 2014, was 66.9% and 61.2%, respectively, as compared to 55.3% and 52.2%, respectively, for the same periods of the prior fiscal year. The deterioration resulted from increases of 49.1% and 33.7%, respectively, in noninterest expense, partially offset by combined 23.2% and 13.9% increases, respectively, in net interest income and noninterest income, and was attributable primarily to merger-related charges and the decreased accretion of fair value discount on loans resulting from the Fiscal 2011 Acquisition.

Income Taxes. Provisions for income taxes for the three- and nine-month periods ended March 31, 2014, were $781,000 and $2.8 million, respectively, decreases of $120,000, or 13.3%, and $345,000, or 11.1%, as compared to the same periods of the prior fiscal year. The decreases were attributed to lower pre-tax income, as well as a decline in the effective tax rate, to 25.8% and 27.4%, respectively, in the current three- and nine-month periods ended March 31, 2014, as compared to 26.8% and 29.2%, respectively, in the same periods of the prior fiscal year. The decline was attributed to continued additional tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provisions. The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2014 and 2013:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance, beginning of period	$9,084,904	$7,920,201	$8,385,980	$7,492,054
Loans charged off:
Residential real estate	(127,192)	(36,028)	(150,254)	(239,270)
Construction	-	-	-	-
Commercial business	(503,534)	-	(516,800)	(417,071)
Commercial real estate	-	(12,416)	(69,457)	(21,005)
Consumer	(32,881)	-	(49,947)	(29,466)
Gross charged off loans	(663,607)	(48,444)	(786,458)	(706,812)
Recoveries of loans previously charged off:
Residential real estate	687	112	14,777	337
Construction	-	-	-	-
Commercial business	7,458	457	9,286	4,918
Commercial real estate	274	2,084	960	8,782
Consumer	4,309	6,071	15,190	8,497
Gross recoveries of charged off loans	12,728	8,724	40,213	22,534
Net charge offs	(650,879)	(39,720)	(746,245)	(684,278)
Provision charged to expense	253,431	228,376	1,047,721	1,301,081
Balance, end of period	$8,687,456	$8,108,857	$8,687,456	$8,108,857

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $301,000 to $8.7 million at March 31, 2014, from $8.4 million at June 30, 2013. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at March 31, 2014.

At March 31, 2014, the Company had loans of $6.6 million, or .85% of total  loans, adversely classified ($6.5 million classified “substandard”; $90,000 classified “doubtful”; and none classified “loss”), as compared to loans of $5.5 million, or 0.84% of total loans, adversely classified ($5.5 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at June 30, 2013, and $6.8 million, or 1.09% of total loans, adversely classified ($6.8 million classified “substandard”; none classified “doubtful”; and none classified “loss”) at March 31, 2013. Classified loans were generally comprised of loans secured by commercial and agricultural real estate loans, while a smaller amount of commercial operating loans, residential real estate loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.0 million at March 31, 2014. The Company’s investment in one pooled trust preferred security (Trapeza CDO IV, Ltd., class C2, see “Nonperforming Assets”) was also treated as a non-accrual asset. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due was increased from $1.1 million at June 30, 2013 to $3.1 million at March 31, 2014.  The increase was attributable to past due amounts from the Company’s legacy loan portfolio increasing $1.2 million in addition to loans totaling $670,000 were past due in the Citizens State Bank acquired loan portfolio.

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

The following table sets forth the Company’s historical net charge offs as of March 31, 2014, and June 30, 2013:

	March 31, 2014	June 30, 2013
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.06%	0.11%
Construction	0.17%	0.00%
Commercial	0.03%	0.19%
Consumer loans	0.33%	0.22%
Commercial loans	0.50%	0.39%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2014, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period March 31, 2014	Qualitative factor applied at fiscal year ended June 30, 2013
Real estate loans:
Residential	0.76%	0.67%
Construction	1.58%	1.22%
Commercial	1.35%	1.29%
Consumer loans	1.37%	1.30%
Commercial loans	1.35%	1.30%

At March 31, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $8.0 million, as compared to $6.2 million at June 30, 2013. The relatively small changes in qualitative factors was attributed to stable credit quality and low levels of chargeoffs and classified assets, partially offset by strong loan growth.

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

	March 31, 2014	June 30, 2013	March 31, 2013
Nonaccruing loans:
Residential real estate	$447,806	$413,924	$212,719
Construction	411,243	-	100,351
Commercial real estate	669,175	156,856	319,932
Consumer	65,674	24,699	55,521
Commercial business	384,991	841,924	1,131,416
Total	1,978,889	1,437,403	1,819,939

Loans 90 days past due
accruing interest:
Residential real estate	-	-	-
Commercial real estate	-	-	16,239
Consumer	-	-	-
Commercial business	-	-	-
Total	-	-	16,239

Total nonperforming loans	1,978,889	1,437,403	1,836,178

Nonperforming investments	125,000	125,000	125,000
Foreclosed assets held for sale:
Real estate owned	2,969,385	3,029,530	3,454,030
Other nonperforming assets	38,675	45,803	77,545
Total nonperforming assets	$5,111,949	$4,637,736	$5,492,753

At March 31, 2014, troubled debt restructurings (TDRs) totaled $5.4 million, of which $215,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $5.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2014, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2013, troubled debt restructurings (TDRs) totaled $5.6 million, of which $766,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $4.9 million in TDRs had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2014, nonperforming assets totaled $5.1 million, as compared to $4.6 million at June 30, 2013, and $5.5 million at March 31, 2013. The increase in nonperforming assets from fiscal year end was attributed primarily to foreclosed real estate (primarily commercial properties) obtained in the October acquisition of the Bank of Thayer and nonaccrual loans obtained in the February acquisition of Citizens State Bank, and was partially offset by sales of legacy foreclosed real estate. Nonperforming investments consist of the Company’s investment in Trapeza CDO IV, Ltd., class C2.

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

At March 31, 2014, the Company had outstanding commitments and approvals to fund approximately $33.3 million in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2014, the Bank had pledged its residential real estate loan portfolio and a significant portion of its commercial real estate portfolio with the FHLB for available credit of approximately $265 million, of which $51.6 million had been advanced. The Bank has the ability to pledge several of its other loan portfolios, including home equity and commercial business loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of Bank assets, or $348.0 million, subject to available collateral. Also, at March 31, 2014, the Bank had pledged a total of $97.2 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $65.2 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of March 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2014, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$122,577	16.54%	$59.296	8.00%	n/a	n/a
Southern Bank	112,021	15..28%	58.664	8.00%	73,330	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	113,311	15.29%	29.648	4.00%	n/a	n/a
Southern Bank	102,853	14.03%	29.332	4.00%	43,998	6.00%
Tier I Capital (to Average Assets)
Consolidated	113,311	11.76%	38.556	4.00%	n/a	n/a
Southern Bank	102,853	10.76%	38.241	4.00%	47,802	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$115,972	18.70%	$49,608	8.00%	n/a	n/a
Southern Bank	92,618	15.10%	49,059	8.00%	61,324	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	108,208	17.45%	24,804	4.00%	n/a	n/a
Southern Bank	84,938	13.85%	24,529	4.00%	36,794	6.00%
Tier I Capital (to Average Assets)
Consolidated	108,208	13.73%	31,524	4.00%	n/a	n/a
Southern Bank	84,938	10.87%	31,250	4.00%	39,063	5.00%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2014, fixed rate 1- to 4-family residential loan production totaled $24.7 million, as compared to $7.7 million during the same period of the prior fiscal year. At March 31, 2014, the fixed rate residential loan portfolio was $107.6 million with a weighted average maturity of 172 months, as compared to $93.2 million at March 31, 2013, with a weighted average maturity of 181 months. The Company originated $25.8 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2014, as compared to $30.8 million during the same period of the prior fiscal year. At March 31, 2014, fixed rate loans with remaining maturities in excess of 10 years totaled $48.7 million, or 6.3% of net loans receivable, as compared to $58.5 million, or 9.5% of net loans receivable at March 31, 2013. The Company originated $74.7 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2014, as compared to $58.2 million during the same period of the prior fiscal year. At March 31, 2014, the fixed rate commercial and commercial real estate loan portfolio was $311.1 million with a weighted average maturity of 41.3 months, compared to $251.3 million at March 31, 2013, with a weighted average maturity of 38 months. The Company originated $45.3 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2014, as compared to $45.8 million during the same period of the prior fiscal year. At March 31, 2014, adjustable-rate home equity lines of credit totaled $17.8 million, as compared to $15.4 million at March 31, 2013. At March 31, 2014, the Company’s investment portfolio had an expected weighted-average life of 5.4 years, compared to 3.4 at March 31, 2013. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2014, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2014
				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$87,736	(22,840)	-21%	9.74%	-2.15%
+200	95,849	(14,727)	-13%	10.53%	-1.36%
+100	102,704	(7,872)	-7%	11.17%	-0.72%
NC	110,576	-	-	11.89%	-
-100	119,643	9,067	8%	12.74%	0.85%
-200	128,115	17,539	16%	13.53%	1.64%
-300	136,437	25,861	23%	14.31%	2.42%

June 30, 2013
				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,468	(12,328)	-12%	11.70%	-1.26%
+200	97,693	(8,104)	-8%	12.15%	-0.82%
+100	101,241	(4,555)	-4%	12.50%	-0.46%
NC	105,796	-	-	12.96%	-
-100	110,740	4,944	5%	13.49%	0.52%
-200	115,237	9,440	9%	13.96%	0.99%
-300	120,167	14,371	14%	14.47%	1.51%

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

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTHERN MISSOURI BANCORP, INC
Registrant

Date: May 15, 2014	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	/s/ Matthew T. Funke
Matthew T. Funke
Chief Financial Officer (Principal Financial and Accounting Officer)