Form 10-K
period 2014-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2014-09-15
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014 OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files.   YES ☒   NO ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $96.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 11, 2014, there were issued and outstanding 3,686,333 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

At June 30, 2014, the Company had total assets of $1.0 billion, total deposits of $785.8 million and stockholders' equity of $111.1 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

Acquisitions

On February 25, 2014, the Company entered into a definitive agreement under which it would acquire Peoples Service Company (Peoples), and its subsidiary, Peoples Bank of the Ozarks, headquartered in Nixa, Missouri. The acquisition closed on August 5, 2014, following our fiscal year end. Peoples Bank of the Ozarks operates ten branches in southwest Missouri. As of the acquisition date, along with a minority interest to be acquired, Peoples had assets of $267 million, net loans of $192.9 million, and deposits of $221.2 million. We expect to merge Peoples Bank of the Ozarks into Southern Bank effective December 2014.

The Company completed its acquisition of Ozarks Legacy Community Financial, Inc. (Ozarks Legacy), and its subsidiary, Bank of Thayer, headquartered in Thayer, Missouri, in October 2013. At closing, Ozarks Legacy had total assets of approximately $81 million, loans, net, of $38 million, and deposits of $68 million. The Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc. (Citizens), and its subsidiary, Citizens State Bank, headquartered in Bald Knob, Arkansas, in February 2014. At closing, Citizens had total assets of approximately $72 million, loans, net, of $12 million, and deposits of $64 million. Collectively, the Ozarks Legacy and Citizens acquisitions are referred to as the Fiscal 2014 Acquisitions.

On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas. As a result of the transaction, the Company acquired loans recorded at a fair value of $114.6 million and deposits recorded at a fair value of $130.8 million, at December 17, 2010. The First Southern Bank acquisition is referred to as the Fiscal 2011 Acquisition.

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount,  fluctuated on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate ranged from 1.0% to 3.9% during the first through the tenth calendar quarters since the SBLF issuance, adjusted to reflect the amount of change in the Bank’s level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%), based upon the increase in QSBL as of September 30, 2013, as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

On December 5, 2008, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program (“CPP”), the Company issued a warrant (the "Warrant") to purchase 114,326 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), for a per share price of $12.53 per share. Pursuant to the securities purchase agreement, the Warrant is adjusted for dividend payments by the Company in excess of $0.12 per quarter.  As a result, the Warrant is exercisable for 115,469 shares of common stock at a price of $12.41 per share, as of June 30, 2014.  The Warrant has a 10-year term and was immediately exercisable upon its issuance. In July 2011, the CPP Series A Preferred Stock was redeemed by the Company simultaneously with its issuance to the Treasury of preferred stock under the terms of the SBLF. The Warrant remains outstanding.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed in this report under the captions “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•
expected cost savings, synergies and other benefits from our merger and acquisition activities, including our acquisition of Peoples Service Company and our other recently completed acquisitions, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits;

•	legislative or regulatory changes that adversely affect our business;

•	results of regulatory examinations, including the possibility that a regulator may, among other things, require an increase in our reserve for loan losses or write-down of assets;

•	the impact of technological changes; and

•	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, 22 additional full service offices,  and two limited service offices located in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews,  Springfield, Thayer (2), West Plains, and Alton Missouri, and Jonesboro (2), Paragould, Brookland, Batesville, Searcy, Bald Knob (2) and Bradford, Arkansas. At June 30, 2014, the Bank considered its  primary market area to be as follows: the Bank operates 16 facilities in eight southeast Missouri counties, with one branch in a municipality that straddles a county line and is mostly situated in a ninth county. Those nine counties (Butler, Carter, Dunklin, Howell, New Madrid, Oregon, Ripley, Scott, and Stoddard) have a population of roughly 243,000 persons. In northeast and north central Arkansas, the Bank’s nine facilities are located in four counties (Craighead, Greene, Independence, and White) with a population of roughly 260,000 persons. The Bank also serves a few communities just outside these county borders, but without a notable impact on the demographics of the market area. Springfield, Missouri, is situated in Greene County, Missouri, with a population of 284,000, and anchors the surrounding Metropolitan Statistical Area (MSA), which boasted a population of nearly 449,000. The Bank’s southeast Missouri and northeast and north central Arkansas markets are primarily rural in nature with economies supported by manufacturing activity, agriculture (livestock, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the Springfield market, major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, and transportation and distribution firms. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be counties where the Bank has a branch facility, and any contiguous county.

As discussed previously, the Company's acquisition of Peoples, in August 2014, added ten offices in southwest Missouri.  Eight of those branches are located within the Springfield MSA, included in the market area description above.  The remaining two branches are located in Stone and Taney counties, Missouri, with a combined population of 85,000.  Economic activity in this market area will be driven more by leisure, entertainment, and accommodations.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2014, the Bank was one of 48 bank or saving association groups located in its southeast Missouri and northeast Arkansas market area, and one of 28 bank or saving association groups located in Springfield, Missouri (eight of these overlap with the Bank’s southeast Missouri and northeast and north central Arkansas markets).

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

Internet Website

The Company maintains a website at www.bankwithsouthern.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The 56+Company currently makes available on or through its website at http://investors.bankwithsouthern.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

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

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include the Commercial Loan Committee or the Agricultural Loan Committee. The Commercial Loan Committee consists of several senior lending officers of the Bank and is responsible for approving commercial lending relationships up to $1.5 million The Agricultural Loan Committee consists of several senior lending officers of the Bank and is responsible for approving agricultural lending relationships of up to $1.5 million. Loan requests above these approval authorities are presented to the Senior Loan Committee, comprised of our President/Chief Executive Officer, Chief Lending Officer, and Chief Credit Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in the aggregate, in excess of $2.0 million require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2014, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $29.4 million. At June 30, 2014, the Bank's ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $8.9 million to $16.0 million, net of participation interests sold. As of June 30, 2014, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of them continued to perform according to their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$303,901	37.94%	$233,888	36.14%	$201,013	34.45%
Commercial real estate (1)	308,520	38.51	242,304	37.44	200,957	34.44
Construction	40,738	5.09	30,725	4.75	40,182	6.89
Total mortgage loans	653,159	81.54	506,917	78.33	442,152	75.78
Other Loans:
Automobile loans	8,276	1.03	6,779	1.05	7,552	1.29
Commercial business (2)	141,072	17.61	130,868	20.22	137,004	23.48
Home equity	17,929	2.24	15,775	2.44	15,856	2.72
Other	9,018	1.13	5,862	0.91	5,578	0.96
Total other loans	176,295	22.01	159,284	24.61	165,990	28.45
Total loans	829,454	103.55	666,201	102.94	608,142	104.23
Less:
Undisbursed loans in process	19,261	2.41	10,792	1.67	17,370	2.98
Deferred fees and discounts	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)
Allowance for loan losses	9,259	1.16	8,386	1.30	7,492	1.28
Net loans receivable	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%

Type of Security:
Residential real estate
One-to four-family	$235,947	29.45	$205,281	31.72	$189,313	32.45
Multi-family	87,161	10.88	47,388	7.32	36,513	6.26
Commercial real estate	243,090	30.35	190,563	29.45	162,478	27.85
Land	86,960	10.86	63,689	9.84	58,830	10.08
Commercial	141,072	17.61	130,867	20.22	132,022	22.63
Consumer and other	35,224	4.40	28,413	4.39	28,986	4.97
Total loans	829,454	103.55	666,201	102.94	608,142	104.23
Less:
Undisbursed loans in process	19,261	2.41	10,792	1.67	17,370	2.98
Deferred fees and discounts	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)
Allowance for loan losses	9,259	1.16	8,386	1.30	7,492	1.28
Net loans receivable	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%

___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $63.8 million, $53.0 million and $48.6 million as of June 30, 2014, 2013, and 2012, respectively.

(2)	Commercial business loan balances included agricultural equipment and production loans of $53.4 million, $47.4 million and $50.8 million as of June 30, 2014, 2013, and 2012, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$136,357	17.01%	$111,520	17.23%	$115,716	19.83%
Commercial real estate	211,833	26.44	156,349	24.16	128,954	22.10
Construction	38,928	4.86	26,788	4.14	35,886	6.15
Consumer	17,233	2.15	12,641	1.95	13,130	2.25
Commercial business	86,961	10.86	72,739	11.24	75,910	13.01
Total fixed-rate loans	491,312	61.32	380,037	58.72	369,596	63.34
Adjustable-Rate Loans:
Residential real estate	167,544	20.91	122,368	18.91	85,296	14.62
Commercial real estate	96,686	12.07	85,955	13.28	72,005	12.34
Construction	1,810	0.23	3,937	0.61	4,296	0.74
Consumer	17,990	2.25	15,775	2.44	15,855	2.72
Commercial business	54,112	6.76	58,129	8.98	61,094	10.47
Total adjustable-rate loans	338,142	42.22	286,164	44.22	239,546	40.88
Total loans	829,454	103.54	666,201	102.94	608,142	104.23
Less:
Undisbursed loans in process	19,261	2.40	10,792	1.67	17,370	2.98
Net deferred loan fees	(122)	(0.02)	(143)	(0.02)	(185)	(0.3))
Allowance for loan loss	9,259	1.16	8,386	1.30	7,492	1.28
Net loans receivable	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2014, residential loans secured by one- to four-family residences totaled $235.9 million, or 29.5% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2014, the Bank originated $31.9 of ARM loans and $17.2 of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $15.5 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50-75 basis points, but does not require private mortgage insurance.  At June 30, 2014, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $57.1 million. For fiscal years ended June 30, 2014, 2013, and 2012, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $13.6 million, $13.8 million, and $12.7 million, respectively, a total of $40.1 million. The remaining balance of those loans at June 30, 2014, was $28.5 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Company. Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loans files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2014, one- to four-family loans with a fixed rate totaled $104.6 million, and had a weighted-average maturity of 169 months.

The Bank currently originates one- to four-family adjustable rate mortgage (“ARM”) loans, which adjust annually, after an initial period of one, three, five, or seven years . Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2014, one- to four-family loans tied to the CMT index totaled $108.6 million. One- to four-family loans tied to other indices totaled $7.0 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2014 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2014, the Bank had $87.2 million, or 10.8% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in these loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Company requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments, nursing homes or other healthcare related facilities, and other businesses generally located in the Bank's primary market area. At June 30, 2014, the Bank had $308.5 million in commercial real estate loans, which represented 38.5% of net loans receivable. Of this amount, $63.8 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Company expects to continue to maintain or increase the percentage of commercial real estate loans in its total portfolio.

Most commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 43 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.  Agricultural real estate loans generally require an annual payment. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2014, the Bank had $40.7 million, or 5.09% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2014, $11.0 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $3.0 million was for speculative construction), $4.4 million of which were secured by multi-family residential real estate, and $21.5 million of which were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2014, the Bank's consumer loan portfolio totaled $35.2 million, or 4.40% of net loans receivable.

Home equity loans represented 50.9% of the Bank's consumer loan portfolio at June 30, 2014, and totaled $17.9 million, or 2.24% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2014, lines of credit up to 80% of the property value represented 82.7% of outstanding balances, and 86.3% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 17.1% of outstanding balances and 13.5% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.2% of outstanding balances and 0.1% of balances and commitments.

Automobile loans represented 23.50% of the Bank's consumer loan portfolio at June 30, 2014, and totaled $8.3 million, or 1.03% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2014, the Bank had $141.1 million in commercial business loans outstanding, or 17.6% of net loans receivable. Of this amount, $53.4 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain the current percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $87.0 million in fixed rate and $54.1 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2014. Commitments to extend credit totaled $112.8 million at June 30, 2014.

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years		Total
	(In thousands)

Federal Home Loan Bank advances	$59,900	$10,523	$15,049	$	---	$85,472
Certificates of deposit	138,228	105,591	79,353		---	323,172
Total	$198,128	$116,114	$94,402	$	---	$408,644

	Less Than 1 year	1-3 Years	4-5 years	More Than 5 Years		Total
	(In thousands)

Construction loans in process	$19,261	$ ---	$ ---	$	---	$19,261
Other commitments	73,660	8,765	2,152		8,995	93,572
	$92,921	$8,765	$2,152		$8,995	$112,833

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2014, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)

Residential real estate	$24,980	$114,591	$57,499	$106,831	$303,901
Commercial real estate	80,648	189,670	29,899	8,302	308,519
Construction	39,233	1,505	---	---	40,738
Consumer	4,829	15,676	14,684	34	35,223
Commercial business	83,353	49,619	2,905	5,196	141,073
Total loans	$233,043	$371,061	$104,987	$120,363	$829,454

As of June 30, 2014, loans with a maturity date after June 30, 2015 with fixed interest rates totaled $331.0 million, and loans with a maturity date after June 30, 2015 with adjustable rates totaled $265.4 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are generally taken and processed at each of the Bank's full-service locations, and the Bank recently began processing online applications for single-family residential loans. The Bank also offers secondary market loans to its customers.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2014, the Bank originated $289.7 million of loans, compared to $250.2 million and $200.8 million, respectively, in fiscal 2013 and 2012, respectively. Of these loans, mortgage loan originations were $226.2 million, $192.4 million, and $138.4 million, respectively, in fiscal 2014, 2013, and 2012.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2014, the Bank purchased $10.1 million of new loan participations. At June 30, 2014, loan participations totaled $13.4 million, or 1.67% of net loans receivable. At June 30, 2014, all of these participations were performing in accordance to their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)

Total loans at beginning of period	$666,201	$608,142	$571,218

Loans originated:
One-to four-family residential	64,612	55,841	47,403
Multi-family residential and commercial real estate	130,609	112,964	68,559
Construction loans	31,026	23,581	22,477
Commercial business	50,713	48,652	44,972
Consumer and others	12,756	9,181	17,398
Total loans originated	289,716	250,219	200,809

Loans purchased:
Total loans purchased	61,473	2,653	839

Loans sold:
Total loans sold	(22,314)	(15,322)	(11,914)

Principal repayments	(163,581)	(168,614)	(146,123)
Participation principal repayments	(1,532)	(6,481)	(5,421)

Foreclosures	(509)	(4,396)	(1,266)
Net loan activity	163,253	58,059	36,924

Total loans at end of period	$829,454	$666,201	$608,142

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $112.8 million at June 30, 2014. See Note 15 of Notes to the Consolidated Financial Statements contained in Item 8.

Loan Fees

In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Asset Quality

Delinquent Loans. Generally, when a borrower fails to make a required payment on mortgage or installment loans, the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will typically send a 30-day demand notice to the customer which, if not cured or unless satisfactory arrangements have been made, will lead to foreclosure. Foreclosure may not begin until the loan reaches 120 days delinquency in the case of consumer residential loans. For consumer loans, the Missouri Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2014.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	3	$51	13	$451	16	$502
Commercial real estate	---	---	1	18	1	18
Commercial non-real estate	2	431	6	347	8	778
Other consumer	4	30	7	34	11	64
Totals	9	$512	27	$850	36	$1,362

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

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$444	$414	$395	$97	$154
Commercial real estate	673	157	977	152	51
Consumer	58	24	16	12	24
Commercial business	91	842	1,010	2	9
Total	1,266	1,437	2,398	263	238

Loans 90 days past due accruing interest:
Residential real estate	106	---	---	189	9
Commercial real estate	18	---	---	125	---
Consumer	6	---	---	122	51
Commercial business	---	---	---	2	34
Total	130	---	---	438	94

Total nonperforming loans	1,396	1,437	2,398	701	332

Nonperforming investments	---	125	125	125	125
Foreclosed assets held for sale:
Real estate owned	2,912	3,030	1,426	1,515	1,501
Other nonperforming assets	65	46	9	34	90
Total nonperforming assets	$4,373	$4,638	$3,958	$2,375	$2,048

Total nonperforming loans to net loans	0.17%	0.22%	0.41%	0.13%	0.08%
Total nonperforming loans to total assets	0.14%	0.18%	0.32%	0.10%	0.06%
Total nonperforming assets to total assets	0.43%	0.58%	0.54%	0.35%	0.37%

At June 30, 2014, troubled debt restructurings (TDRs) totaled $5.1 million, of which $300,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $4.8 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2013, troubled debt restructurings (TDRs) totaled $5.6 million, of which $700,000 was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2014, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2009 through 2011, the Company had no restructured loans within the meaning of ASC Topic 310.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2014, the Company's balance of real estate owned totaled $2.9 million and included $500,000 residential and $2.4 million non-residential properties.

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

On the basis of management's review of the assets of the Company, at June 30, 2014, classified assets totaled $11.6 million, or 1.14% of total assets as compared $10.2 million, or 1.28% of total assets at June 30, 2013. Of the amount classified as of June 30, 2014, $11.6 million was considered substandard, while none was considered doubtful or loss. At June 30, 2014, significant classified assets included one loan relationship with outstanding classified balances of $1.7 million secured by commercial real estate, aircraft, and a general business lien (an additional $4.1 million outstanding to this borrower is not classified, due to a USDA guarantee); foreclosed real estate and repossessed assets totaling $3.0 million; and all of the Company's investments in pooled trust preferred securities, with a book value of $1.6 million. Classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. The investments in pooled trust preferred securities were classified due to concerns about the ability of the pools to generate sufficient cash flows to service the debt. Two of these securities, with a book value of $629,000, have previously deferred interest payments, and another of these securities, with a book value of $460,000, continues to defer interest payments as of June 30, 2014. All other material classified assets were performing in accordance with terms at June 30, 2014.

Other Loans of Concern. In addition to the classified assets discussed above, there was also an aggregate of $1.7 million in loans, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. These loans continued to perform according to terms as of June 30, 2014, but were identified as other loans of concern due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt .

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2014, of $9.3 million, which represented 212% of nonperforming assets as compared to an allowance of $8.4 million, which represented 165% of nonperforming assets at June 30, 2013.

At June 30, 2014, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $596,000, as compared to $497,000 at June 30, 2013. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Allowance at beginning of period	$8,386	$7,492	$6,438	$4,508	$3,992
Recoveries
Residential real estate	16	4	7	3	8
Construction real estate	---	1	1	25	---
Commercial real estate	1	5	---	1	3
Commercial business	17	8	16	7	5
Consumer	95	16	15	18	5
Total recoveries	129	34	39	54	21

Charge offs:
Residential real estate	169	302	98	158	153
Construction real estate	---	35	---	158	---
Commercial real estate	96	422	41	60	76
Commercial business	59	50	436	67	118
Consumer	578	47	195	66	83
Total charge offs	902	856	770	509	430

Net charge offs	(773)	(822)	(731)	(455)	(409)
Provision for loan losses	1,646	1,716	1,785	2,385	925

Balance at end of period	$9,259	$8,386	$7,492	$6,438	$4,508

Ratio of allowance to total loans outstanding at the end of the period	1.14%	1.28%	1.27%	1.14%	1.06%
Ratio of net charge offs to average loans outstanding during the period	0.10%	0.13%	0.13%	0.09%	0.10%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$2,462	36.64%	$1,810	35.11%	$1,635	33.05%	$1,618	34.99%	$902	36.71%

Construction	355	4.91	273	4.61	243	6.61	193	5.24	198	6.47

Commercial real estate	4,143	37.19	3,602	36.37	2,986	33.04	2,671	32.41	1,605	28.14

Consumer	519	4.25	472	4.27	484	4.77	441	5.25	473	6.10
Commercial business	1,780	17.01	2,229	19.64	2,144	22.53	1,515	22.11	1,330	22.58

Total allowance for loan losses	$9,259	100.00%	$8,386	100.00%	$7,492	100.00%	$6,438	100.00%	$4,508	100.00%

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity. At June 30, 2014, AFS securities totaled $130.2 million (excluding FHLB and FRB membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

In the Fiscal 2014 Acquisitions, the Company acquired securities with a market value of approximately $84.8 million.

As of June 30, 2014, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2014, the Company's debt and other securities portfolio totaled $72.1 million, or 7.06% of total assets as compared to $63.2 million, or 7.94% of total assets at June 30, 2013. During fiscal 2014, the Bank had $6.4 million in maturities and $5.8 million in security purchases (purchases do not include the securities acquired in the Fiscal 2014 Acquisitions). Of the securities that matured, $5.9 million was called for early redemption. At June 30, 2014, the investment securities portfolio included $24.1 million in U.S. government and government agency bonds, of which $22.1 million is subject to early redemption at the option of the issuer, and $45.4 million in municipal bonds, of which $40.2 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $2.6 million in other securities (including $871,000 estimated fair value in pooled trust preferred securities). Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2014, was 52 months. Membership stock held in the FHLB of Des Moines and Dallas, totaling $4.6 million, and the FRB of St. Louis, totaling $1.4 million, along with equity stock of $438,000 in a banker’s bank, was not included in the above totals.

At June 30, 2014, the Company owned four pooled trust preferred securities with a fair value of $532,000 and a book value of $1.6 million. The June 30, 2014, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.   At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009.  At June 30, 2014, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security.

Analyses performed quarterly and at fiscal year end in 2014 indicated no further impairment of any securities owned by the Company. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

Mortgage-Backed Securities. At June 30, 2014, MBS totaled $58.2 million, or 5.7%, of total assets, as compared to $16.7 million, or 2.1%, of total assets at June 30, 2013. During fiscal 2014, the Bank had maturities and prepayments of $6.7 million and $11.0 million in purchases of MBS (purchases do not include the Fiscal 2014 Acquisitions). At June 30, 2014, the MBS portfolio included $2.7 million in adjustable-rate MBS, $42.5 million in fixed-rate MBS, and $13.0 million in fixed rate collateralized mortgage obligations (CMOs), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2014, was 54 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2014		2013		2012
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$24,074	30.83%	$22,408	33.80%	$18,100	30.73%
State and political subdivisions	45,356	58.08	39,323	59.31	36,381	61.77
Other securities	2,641	3.38	1,559	2.35	1,393	2.37
FHLB membership stock	4,597	5.89	2,007	3.03	2,018	3.43
FRB membership stock	1,424	1.82	1,004	1.51	1,001	1.70
Total	$78,092	100.00%	$66,301	100.00%	$58,893	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2014.

	Available for Sale Securities June 30, 2014
	Amortized Cost		Fair Value		Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$	---	$	---	---%
Due after 1 year but within 5 years		13,904		13,683	1.29
Due after 5 years but within 10 years		8,991		8,712	1.56
Due over 10 years		1,712		1,679	2.25
Total		24,607		24,074	1.45%

State and political subdivisions:
Due within 1 year		956		958	1.04%
Due after 1 year but within 5 years		5,077		5,150	2.49
Due after 5 years but within 10 years		13,827		14,332	4.90
Due over 10 years		23,772		24,916	5.02
Total		43,632		45,356	4.60%

Other securities:
Due within 1 year		---		---	---%
Due after 1 year but within 5 years		1,239		1,289	3.26
Due after 5 years but within 10 years		---		---	---
Due over 10 years		2,055		1,352	0.91
Total		3,294		2,641	1.79%

No stated maturity:
FHLB membership stock		4,597		4,597	2.33%
FRB membership stock		1,424		1,424	5.50
Total		6,021		6,021	1.32%

Total debt and other securities		$77,554		$78,092	3.23%

The following table sets forth certain information at June 30, 2014 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2014
(In thousands)
Amounts due:
Within 1 year	$1
After 1 year through 3 years	268
After 3 years through 5 years	1,183
After 5 years	56,328
Total	$57,780

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2014, which have fixed, floating, or adjustable interest rates.

At June 30, 2014
(In thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$55,073
Adjustable	2,706
Total	$57,779

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

FHLMC certificates	$14,008	$14,189	$3,405	$3,509	$3,420	$3,666
GNMA certificates	4,228	4,248	70	72	79	81
FNMA certificates	26,470	26,784	2,701	2,846	4,437	4,694
Collateralized mortgage obligations issued by government agencies	13,074	12,930	10,404	10,287	10,758	10,812
Total	$57,780	$58,151	$16,580	$16,714	$18,694	$19,253

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits as of June 30, 2014:

As of June 30, 2014
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(In thousands)

0.00%	None	Non-interest Bearing	$100	$68,113	8.67%
1.01	None	NOW Accounts	100	271,156	34.51
0.34	None	Savings Accounts	100	95,327	12.13
0.27	None	Money Market Deposit Accounts	1,000	28,033	3.57

		Certificates of Deposit
0.57	Less than 6 months	Fixed Rate/Term	1,000	24,356	3.10
0.48	Less than 6 months	IRA Fixed Rate/Term	1,000	1,839	0.23
0.85	7-12 months	Fixed Rate/Term	1,000	102,356	13.03
0.73	7-12 months	IRA Fixed Rate/Term	1,000	9,677	1.23
1.00	13-24 months	Fixed Rate/Term	1,000	67,274	8.56
0.99	13-24 months	IRA Fixed Rate/Term	1,000	10,986	1.40
1.00	13-24 months	IRA Variable Rate/Fixed Term	1,000	---	---
1.60	25-36 months	Fixed Rate/Term	1,000	24,064	3.06
1.61	25-36 months	IRA Fixed Rate/Term	1,000	3,267	.42
2.44	48 months and more	Fixed Rate/Term	1,000	56,620	7.21
2.40	48 months and more	IRA Fixed Rate/Term	1,000	22,733	2.88
				$785,801	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2014. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$25,795
Over three through six months	31,429
Over six through twelve months	54,299
Over 12 months	65,981
Total	$177,504

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2014	2013	2012
	(In thousands)

0.00 - 0.99%	$182,970	$129,001	$59,459
1.00 - 1.99%	107,467	98,757	106,610
2.00 - 2.99%	19,113	24,345	37,864
3.00 - 3.99%	13,523	19,431	24,186
4.00 - 4.99%	100	708	2,499
5.00 - 5.99%	---	---	696

Total	$323,173	$272,242	$231,314

The following table sets forth the amount and maturities of all time deposits at June 30, 2014.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 - 0.99%	$147,150	$32,105	$3,651	$34	$30	$182,970	56.08%
1.00 - 1.99%	40,274	17,744	12,837	23,964	12,648	107,467	33.42
2.00 - 2.99%	6,601	8,447	3,382	633	50	19,113	5.98
3.00 - 3.99%	7,771	5,734	18	---	---	13,523	4.49
4.00 - 4.99%	---	100	---	---	---	100	0.03
5.00 - 5.99%	---	---	---	---	---	---	---

Total	$201,796	$64,130	$19,888	$24,631	$12,728	$323,173	100.00%

Deposit Flow

The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At June 30,
	2014			2013			2012
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$68,112	8.67%	$22,671	$45,442	7.19%	$(9,371)	$54,813	9.37%	$21,965
NOW checking	271,156	34.51	63,108	208,048	32.90	14,177	193,870	33.15	41,395
Savings accounts	95,327	12.13	10,954	84,373	13.34	(2,344)	86,717	14.83	(7,662)
Money market deposit	28,033	3.57	5,758	22,275	3.52	4,176	18,099	3.09	2,297
Fixed-rate certificates which mature(1):
Within one year	207,367	26.39	46,499	160,868	25.44	1,995	158,873	27.17	(22,351)
Within three years	78,447	9.98	(3,603)	82,050	12.97	32,386	49,664	8.49	(11,613)
After three years	37,359	4.75	8,264	29,095	4.60	6,554	22,542	3.85	643
Variable-rate certificates which mature: Within one year	---	---	(130)	130	0.02	130	---	0.00	(123)
Within three years	---	---	(98)	98	0.02	(138)	236	0.04	112
Total	$785,801	100.00%	$153,423	$632,379	100.00%	$47,565	$584,814	100.00%	$24,663

___________________________
(1)           At June 30, 2014, 2013 and 2012, certificates in excess of $100,000 totaled $177.5 million, $152.4 million and $117.4 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2014	2013	2012
	(In thousands)

Beginning Balance	$632,379	$584,814	$560,151

Net increase before interest credited	147,459	41,492	17,817
Interest credited	5,963	6,073	6,846
Net increase in deposits	153,422	47,565	24,663

Ending balance	$785,801	$632,379	$584,814

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

Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2014, the Bank had $85.4 million in FHLB advances, of which $59.9 million was overnight borrowings, another $25.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, and $500,000 in fixed term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $396.4 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $127,518 million) and has purchased $4.6 million in FHLB stock. At June 30, 2014, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $195.8 million, as compared to $189.0 million at June 30, 2013.

Additionally, the Bank is approved to borrow from the FRB’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2014, the Bank was approved to borrow up to $72.8 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2014, the Bank had outstanding $25.6 million in repurchase agreements, as compared to $27.8 million at June 30, 2013.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2014, the current rate was 2.98%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by OLCF, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2014, the current rate was 2.68%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:
	Year Ended June 30,
	2014		2013		2012
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$	---	$	---	$	---
Securities sold under agreements to repurchase		25,561		27,788		25,642
Total short-term borrowings		$25,561		$27,788		$25,642

Weighted average rate at year end		0.50%		0.58%		0.77%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
FHLB advances
Daily average balance	$58,926	$30,374	$30,624
Weighted average interest rate	1.84%	3.29%	4.03%
Maximum outstanding at any month end	$85,400	$45,270	$33,500

Securities sold under agreements to repurchase
Daily average balance	$24,492	$27,359	$26,956
Weighted average interest rate	0.53%	0.74%	0.87%
Maximum outstanding at any month end	$26,897	$30,945	$29,949

Subordinated Debt
Daily average balance	$9,011	$7,217	$7,217
Weighted average interest rate	3.35%	3.15%	3.22%
Maximum outstanding at month end	$10,310	$7,217	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2014, and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

The following selected aspects of the Dodd-Frank Act are related to the operations of the Bank:

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

•	The Federal Deposit Insurance Act was amended to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed;

•	Deposit insurance was permanently increased to $250,000; and

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period;

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2014, the Bank was in compliance with these reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that provides home financing credit. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business - Deposit Activities and Other Sources of Funds - Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2014, the Bank had $4.6 million in FHLB stock, which was in compliance with this requirement. The Bank received $90,000 and $54,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2014 and 2013, respectively.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter ended June 30, 2014, was 0.62 basis points (annualized) of assessable deposits.

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

In connection with the new capital rules discussed under “New Capital Rules” below, effective January 1, 2015, an institution will be deemed to be “well capitalized” if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure.

A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings, liquidity or sensitivity to market risk. (The agency may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.) An institution that is not well capitalized is subject to certain restrictions on its deposit rates.

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

At June 30, 2014, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.

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

Current Capital Requirements. The FRB's minimum capital standards applicable to FRB-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of average total consolidated assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FRB capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

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

For a discussion of the Bank's capital position relative to its FRB capital requirements at June 30, 2014, see Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

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

Effective January 1, 2015, the Bank and the Company will be subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years). The new requirements create a new ratio for Common Equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of Southern Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective, the minimum capital ratios with be a ratio of CET1 capital to total risk-weighted assets of 4.5%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of total capital to risk-weighted assets of 8.0%, and a leverage ratio of 4.0%.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a transition period. However, for a bank holding company with less than $15 billion in consolidated assets as of December 31, 2009, TARP and cumulative perpetual preferred stock included in Tier 1 capital prior to May 19, 2010 is grandfathered and included as Tier 1 capital under the new capital regulations.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. CET1 capital consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, Southern Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. Southern Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, Southern Bank and the Company will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The FRB’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Southern Bank would be required to have at least a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged) and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

Southern Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that Southern Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if these new requirements had been in effect on that date.

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

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (or any other affiliate), generally limiting such transactions with the affiliate to 10% of the Bank's capital and surplus and limiting all such transactions with all affiliates to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

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

The FRB has established minimum leverage ratio and risk-based capital requirements for bank holding companies that are substantially the same as those for FRB-regulated banks. Effective January 1, 2015, the Company will be subject to the same capital requirements as described above for the Bank.

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

Arkansas Taxation

General. Due to its loan activity and the acquisitions of Arkansas banks in recent periods, the Bank is subject to an Arkansas income tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 6%.

Audits

There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

For additional information regarding taxation, see Note 11 of Notes to the Consolidated Financial Statements contained in Item 8.

PERSONNEL

As of June 30, 2014, the Company had 221 full-time employees and 26 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

EXECUTIVE OFFICERS

Greg A. Steffens, the Company’s President and Chief Executive Officer, has been with us since 1998. He was hired in 1998 as Chief Financial Officer and was appointed President and CEO in1999. He has over 24 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Mount Vernon, Missouri-based Sho-Me Financial Corp, prior to the sale of that company. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision.

Matthew T. Funke, the Company’s Chief Financial Officer, has worked for us since 2003. He has more than 15 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc., where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly.

Lora L. Daves, the Company’s Chief Credit Officer, has worked for us since 2006. Ms. Daves is responsible for the administration of the Company’s credit portfolio, including analysis of proposed new credits and monitoring of the portfolio’s credit quality. Ms. Daves has over 25 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp, headquartered in Minneapolis, Minnesota, during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a Southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager.

William D. Hribovsek, our Chief Lending Officer, has been with us since 1999. Mr. Hribovsek joined the Company as its senior commercial lender, and was named Chief Lending Officer in 2006. He has over 34 years banking experience. Prior to joining the Company, Mr. Hribovsek was employed as a commercial lender from 1979 to 1999 with Commerce Bank of Poplar Bluff, which was since merged with and into Commerce Bank, N.A., a subsidiary of Commerce Bancshares, Inc., headquartered in Kansas City, Missouri. While with Commerce Bank, Mr. Hribovsek oversaw the institution’s installment loan department for 12 years.

Kimberly A. Capps, the Company’s Chief Operations Officer, has been with us since 1994. She has over 22 years banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum, where she specialized in financial institution audits and taxation.

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

We may fail to realize all of the anticipated benefits of our recently completed acquisition of Peoples Service Company (“PSC”).

The success of our recently completed acquisition of PSC will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the companies in a manner that does not materially disrupt the existing customer relationships of the companies or result in decreased revenues from customers.  If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, if at all, or may take longer to realize than expected.

Prior to the completion of the acquisition, we and PSC operated independently of one another.  The integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition.  Integration efforts between the companies will also divert management attention and resources.  These integration matters could adversely affect us.

If we fail to successfully integrate PSC into our internal control over financial reporting or if PSC’s internal controls are found to be ineffective, the integrity of our financial reporting could be compromised.

As a private company, PSC was not subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to internal control over financial reporting, and for a period of time after the consummation of the Merger, the management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting may exclude the operations of PSC.  The integration of PSC into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs.  If we fail to successfully integrate the operations of PSC into our internal control over financial reporting, our internal control over financial reporting might not be effective.  Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business and our stock price.  In addition, if PSC’s internal controls are found to be ineffective, the integrity of PSC’s past financial statements could be adversely impacted.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to ensure repayment. This risk is affected by, among other things:

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

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

If loan losses exceed the allowance for loan losses, our business, financial condition and profitability may suffer.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2014 and June 30, 2013, our nonperforming assets were $4.4 million and $4.6 million, respectively, or 0.43% and 0.58% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.

•	The resolution of nonperforming assets requires the active involvement of management, which can divert management’s attention from more profitable activities.

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown that has continued. Further deterioration in economic conditions, particularly within our primary market area in southeast and southwest Missouri and northeast and north central Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	loan collateral may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

Our construction loan portfolio, which totaled $40.7 million, or 5.09% of loans, net, at June 30, 2014, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2014, 56.12% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 50.53% of our portfolio at June 30, 2009, in order to improve the yield on our assets. At June 30, 2014, our loan portfolio included $308.5 million of commercial real estate loans and $144.1 million of commercial business loans compared to $97.2 million and $89.1 million, respectively, at June 30, 2009. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $63.8 million, or 8.0% of our loan portfolio, net, at June 30, 2014. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are cotton, rice, corn and soybean. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2009, when these loans totaled $21.3 million, or 5.8% of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2014, these loans totaled $53.4 million, or 6.7%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2009, when such loans totaled $27.5 million, or 7.5% of our loan portfolio.  Agricultural production and equipment loans typically peak for us during the fall.  At September 30, 2013, these loans totaled $58.4 million, or 8.6% of our loan portfolio, net.

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

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

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

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•
We have completed four acquisitions within the past five years and opened additional banking offices in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

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

Impairment of investment securities, other intangible assets, or deferred tax assets could require charges to earnings, which could negatively impact our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value of the securities has been less than the cost of the securities, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery. In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009). We currently hold three additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on our best judgment using information currently available.

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2014, we determined that none of our goodwill or other intangible assets were impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2014, our net deferred tax asset was $2.0 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2014. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. We cannot assure you that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, some of which is expected to increase our costs of operations.

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and by the Federal Reserve. The FDIC, DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution’s operations, require the institution to reclassify assets, determine the adequacy of the institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Financial institutions, such as our subsidiary banks, with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators.

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

Significant legal actions could subject us to substantial liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by the our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines in geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks,  national banks and federal savings banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could damage our reputation and business.

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

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;

•	fluctuations in the stock prices and operating results of our competitors;

•	regulatory developments; and

•	other developments in the financial services industry.

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

There may be future sales of additional common stock or other dilution of our shareholders’ equity, which may adversely affect the market price of our common stock.

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

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the liquidation of Southern Missouri Bancorp, Inc. its lenders and holders of its debt or preferred securities would receive a distribution of the Southern Missouri Bancorp, Inc.’s available assets before distributions to the holders of our common stock. Our decision to incur debt and issue other securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of our common stock and dilute the interests  of our shareholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.

Southern Missouri Bancorp, Inc. is an entity separate and distinct from its subsidiary banks, and derives substantially all of its revenue in the form of dividends from those subsidiaries. Accordingly, the Company is and will be dependent upon dividends from its subsidiary banks to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The banks’ ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event a subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company's right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

In July 2011, Southern Missouri Bancorp, Inc. sold to the U.S. Treasury $20.0 million of preferred stock pursuant to Treasury’s Small Business Lending Fund (“SBLF”) program.  The payment of dividends on the SBLF preferred stock reduces the amount of earnings available to pay dividends to common shareholders.  The terms of the SBLF preferred stock also restrict our ability to pay dividends on, and repurchase, our common stock.  Under the terms of the SBLF preferred stock, our ability to pay dividends on or repurchase our common stock is limited by a requirement that we generally not reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%.  In addition, if we fail to pay a dividend on the SBLF preferred stock, there are further restrictions on our ability to pay dividends on or repurchase our common stock.  As described in the next risk factor, the terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing.  These restrictions could have a negative effect on the value of our common stock.  Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors.  Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

The dividend rate on the SBLF preferred stock will increase after four and one-half years from the issuance date, which could have negative effects on the value of, or our ability to pay dividends on, our common stock.

The per annum dividend rate on the SBLF preferred stock fluctuated on a quarterly basis during the first ten quarters during which the SBLF preferred stock was outstanding, based upon changes in the amount of  our “Qualified Small Business Lending” or “QSBL” from a baseline level.  Our QSBL level reported at September 30, 2013, fixed the dividend rate until four and one-half years after the issuance date (i.e., to January 19, 2016) at one percent (1%). From and after four and one-half years following the issuance date, the dividend rate will be fixed at nine percent (9%), regardless of the amount of QSBL.

For fiscal 2014, the SBLF dividend rate was one percent (1%), providing an annualized cost of this capital to us of $200,000. An increase in the dividend rate to nine percent (9%) would increase the annual cost of this capital to $1.8 million. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity and the availability of funds to pay dividends on our common stock.

If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2014, we had outstanding $10.3 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a fair value of $9.7 million. Upon completion of our acquisition of PSC, we assumed the obligations of Peoples Banking Company, a subsidiary of PSC (“PBC”), under PBC’s $6.5 million aggregate principal amount of junior subordinated debt securities issued by PBC in connection with the sale of trust preferred securities by a subsidiary of PBC (and now a subsidiary of ours) that is a statutory business trust.

We guarantee the trust preferred securities described above. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The warrant we issued in connection with the TARP Capital Purchase Program may be dilutive to holders of our common stock.

On December 5, 2008, in connection with our participation in the U.S. Treasury’s TARP Capital Purchase Program, we issued to Treasury a ten-year warrant (the “TARP Warrant”) to purchase 114,326 shares of our common stock at an exercise price of $12.53 per share.  Although we redeemed all of the preferred stock we issued to Treasury pursuant to the TARP Capital Purchase Program using the proceeds of the preferred stock we issued to Treasury pursuant to the SBLF program, the TARP Warrant remains outstanding and is currently held by Treasury.  The terms of the TARP Warrant provide for an adjustment to the number of underlying shares and the exercise price to the extent we pay cash dividends on our common stock in excess of $0.12 per share.  We began paying a cash dividend on our common stock in excess of $0.12 per share in the fiscal year ended June 30, 2013, during which we paid a regular quarterly cash dividend of $0.15 per share, and continued doing so in the fiscal year ended June 30, 2014, during which we paid a regular quarterly cash dividend of $0.16 per share.  As a result of those dividends, the number of shares underlying the TARP Warrant has increased to 115,469 and the exercise price has decreased to $12.41.  Further adjustments to the TARP Warrant as a result of our paying cash dividends on our common stock in excess of $0.12 per share could further dilute the interests of our common shareholders.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of our articles of incorporation and bylaws, Missouri law and various other factors may make it more difficult for companies or persons to acquire control of us without the consent of our board of directors.  These provisions include limitations on voting rights of beneficial owners of more than 10% of our common stock, the election of directors to staggered terms of three years and not permitting cumulative voting in the election of directors.  Our bylaws also contain provisions regarding the timing and content of shareholder proposals and nominations for service on the board of directors.

Item 1B.     Unresolved Staff Comments

None.

Item 2.      Description of Properties

The following table sets forth certain information regarding the Bank's offices as of June 30, 2014.

Location	Year Opened	Building Net Book Value as of June 30, 2014	Land Owned/ Leased	Building Owned/ Leased
	(Dollars in thousands)
Main Office

531 Vine St. Poplar Bluff, Missouri	1966	$779	Owned	Owned

Branch Offices

502 Main St. Van Buren, Missouri	1982	5	Owned	Owned

1330 N. Westwood Blvd. Poplar Bluff, Missouri	1976	42	Leased	Owned

2080 Three Rivers Blvd. Poplar Bluff, Missouri	2011	---	Leased	Leased

4214 Highway PP Poplar Bluff, Missouri	2001	424	Owned	Owned

713 Business 60 West Dexter, Missouri	1979	15	Owned	Owned

301 First St. Kennett, Missouri	2000	649	Owned	Owned

302 Washington St. Doniphan, Missouri	2001	501	Owned	Owned

13371 Highway 53 Qulin, Missouri	2000	67	Owned	Owned

1205 S. Main St. Sikeston, Missouri	2006	758	Owned	Owned

100 W. Main St. Matthews, Missouri	2008	---	Leased	Leased

1727 W. Kingshighway Paragould, Arkansas	2009	364	Leased	Owned

2775 E. Nettleton Jonesboro, Arkansas	2009	810	Owned	Owned

1925 S. Main Jonesboro, Arkansas	2013	2,458	Owned	Owned

601 N. Holman Brookland, Arkansas	2009	80	Owned	Owned

1583 S. St. Louis St	2010	2,851	Owned	Owned
Batesville, Arkansas

2208 E. Race Ave.	2010	2,481	Owned	Owned
Searcy, Arkansas

4650 South National, Suite C-4 Springfield, Missouri	2010	---	Leased	Leased

116 Chestnut St. Thayer, Missouri	2014	584	Owned	Owned

125 E. Walnut St. Thayer, Missouri	2014	21	Leased	Owned

Highway 160 Alton, Missouri	2014	20	Owned	Owned

960 Preacher Roe Blvd. West Plains, Missouri	2014	356	Owned	Owned

306 E. Elm St. Bald Knob, Arkansas	2014	301	Owned	Owned

3606 Highway 367 N. Bald Knob, Arkansas	2014	16	Owned	Owned

5227 Hwy. 367 North Bradford, Arkansas	2014	56	Owned	Owned

On August 5, 2014, in connection with the acquisition of Peoples Service Company, we acquired Peoples Bank of the Ozarks, which currently has nine branch offices in southwest Missouri, along with its main office in Nixa, Missouri. We intend to merge Peoples Bank of the Ozarks with Southern Bank in early December, 2014. We do not intend to close any of the current Peoples Bank of the Ozarks facilities.

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

PART II

Item 5.      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

The common stock of Southern Missouri Bancorp, Inc. is traded under the symbol “SMBC” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At June 30, 2014, there were 3,340,440 shares of common stock outstanding and approximately 261 common stockholders of record.

	Stock Price
2014 Quarters:	High	Low	Dividends per Share
Fourth Quarter (ended 6/30/2014)	$36.15	$34.52	$0.16
Third Quarter (ended 3/31/2014)	36.99	31.98	0.16
Second Quarter (ended 12/31/2013)	37.00	26.06	0.16
First Quarter (ended 9/30/2013)	28.50	25.58	0.16

2013 Quarters:
Fourth Quarter (ended 6/30/2013)	$26.35	$24.00	$0.15
Third Quarter (ended 3/31/2013)	26.90	22.83	0.15
Second Quarter (ended 12/31/2012)	24.50	22.35	0.15
First Quarter (ended 9/30/2012)	24.50	21.50	0.15

2012 Quarters:
Fourth Quarter (ended 6/30/2012)	$25.85	$21.20	$0.12
Third Quarter (ended 3/31/2012)	25.90	22.10	0.12
Second Quarter (ended 12/31/2011)	23.73	20.28	0.12
First Quarter (ended 9/30/2011)	22.98	20.39	0.12

Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, future dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations (See “Item 1. Description of Business – Regulation”), the Company’s financial condition, results of operations and the Bank’s ability to pay dividends to the Company. The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to stockholders. The terms of our SBLF preferred shares limit our ability to pay dividends to common stockholders if dividends on the SBLF preferred shares are not paid. See “Item 1A. Risk Factors – Risks Relating to our Common Stock – Regulatory and Contractual Restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.”

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2014.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/14 - 06/30/14 period	-	-	-	-
05/01/14 - 05/31/14 period	-	-	-	-
04/01/14 - 04/30/14 period	-	-	-	-

Item 6.                      Selected Financial Data

(dollars on thousands)	At June 30
Financial Condition Data:	2014	2013	2012	2011	2010
Total assets	$1,021,422	$796,391	$739,189	$688,200	$552,084
Loans receivable, net	801,056	647,166	583,465	556,576	418,683
Mortgage-backed securities	58,151	16,714	19,253	24,536	34,334
Cash, interest-bearing deposits
and investment securities	88,658	77,059	90,568	73,479	67,103
Deposits	785,801	632,379	584,814	560,151	422,893
Borrowings	111,033	52,288	50,142	58,730	73,869
Subordinated debt	9,727	7,217	7,217	7,217	7,217
Stockholder's equity	111,111	101,829	94,728	55,732	45,649

(dollars on thousands, except per share data)	For the Year Ended June 30
Operating Data:	2014	2013	2012	2011	2010
Interest income	$40,471	$36,291	$38,965	$35,048	$27,541
Interest expense	7,485	7,501	9,943	11,285	11,225

Net Interest Income	32,986	28,790	29,022	23,763	16,316
Provision for loan losses	1,646	1,716	1,785	2,385	925

Net interest income after
provision for loan losses	31,340	27,074	27,237	21,378	15,391

Noninterest income	6,132	4,468	4,063	10,502	3,094
Noninterest expense	23,646	17,521	16,605	14,459	12,348

Income before income taxes	13,826	14,021	14,695	17,421	6,137
Income taxes	3,745	3,954	4,597	5,952	1,511
Net Income	10,081	10,067	10,098	11,469	4,626

Less: charge for early redemption of preferred
stock issued at a discount	-	-	94	-	-
Less: effective dividend on preferred stock	200	345	424	512	510
Net income available to common stockholders	$9,881	$9,722	$9,580	$10,957	$4,116
Basic earnings per share available to
common stockholders	$2.99	$2.95	$3.43	$5.25	$1.98
Diluted earnings per share available to
common stockholders	$2.91	$2.88	$3.32	$5.12	$1.95
Dividends per share	$0.64	$0.60	$0.48	$0.48	$0.48

	At June 30
Other Data:	2014	2013	2012	2011	2010
Number of:
Real Estate Loans	4,459	3,637	3,583	3,758	3,282
Deposit Accounts	43,159	31,980	31,307	30,243	25,353
Full service offices	25	18	18	16	14
Loan production offices	-	-	-	2	-

	At or for the year ended June 30
Key Operating Ratios:	2014	2013	2012	2011	2010
Return on assets (net income
divided by average assets)	1.09%	1.32%	1.37%	1.81%	0.88%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	11.55	12.34	15.15	27.08	11.85

Average equity to average assets	11.43	12.92	11.18	7.89	8.39

Interest rate spread (spread between
weighted average rate on all interest-earning
assets and all interest-bearing liabilities)	3.68	3.85	3.90	3.71	3.06

Net interest margin (net interest income as a
percentage of average interest-earning assets	3.81	4.02	4.12	3.92	3.27

Noninterest expense to average assets	2.56	2.29	2.25	2.28	2.35

Average interest-earning assets to
average interest-bearing liabilities	114.26	116.68	115.19	111.29	109.57

Allowance for loan losses to gross loans (1)	1.14	1.28	1.27	1.14	1.06

Allowance for loan losses to
nonperforming loans (1)	663.37	583.41	312.38	918.84	1,358.45

Net charge-offs (recoveries) to average
outstanding loans during the period	0.10	0.13	0.13	0.09	0.10

Ratio of nonperforming assets
to total assets (1)	0.43	0.58	0.54	0.35	0.37

Common shareholder dividend payout ratio
(common dividends as a percentage of
earnings available to common shareholders	21.44	20.31	13.40	9.17	24.35

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

NON-GAAP FINANCIAL INFORMATION

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include:

•
Fiscal year 2011 net income available to common stockholders per diluted common share excluding bargain purchase gain, net of transaction expenses related to the December 2010 FDIC-assisted acquisition involving the former First Southern Bank (the “Fiscal 2011 Acquisition”), net of tax;

•
Fiscal year 2014, 2013 and 2012 net income available to common stockholders excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax;

•
Fiscal year 2014, 2013 and 2012 return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax;

•
Fiscal year 2014, 2013 and 2012 return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax;

•
Fiscal year 2014, 2013 and 2012 net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition;

Management believes that showing these amounts and measures excluding these items is useful for investors because it better reflects our core operating results and provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period. Acquisitions which were not FDIC-assisted resulted in less variation in what management believes to be core operating results.

The following table presents a reconciliation of the calculation of fiscal 2011 diluted earnings per share available to common shareholders excluding bargain purchase gain and transaction expenses related to the Fiscal 2011 Acquisition:

For the twelve months ended
June 30, 2011

Diluted earnings per share available to common stockholders	$5.12
Less: impact of excluding bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	1.92
Diluted earnings per share available to common stockholders - excluding bargain purchase gain, net of tax and transaction expenses, related to the Fiscal 2011 Acquisition	$3.20

The following table presents a reconciliation of the calculation of net income available to common stockholders, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax:

	For the twelve months ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2012

Net income available to common stockholders	$9,881	$9,722	$9,580
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	395	873	2,446
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	$9,486	$8,849	$7,134

The following table presents a reconciliation of the calculation of return on average assets, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax:

	For the twelve months ended
	June 30, 2014	June 30, 2013	June 30, 2012

Return on average assets	1.09%	1.32%	1.37%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	0.04%	0.12%	0.33%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	1.05%	1.20%	1.04%

The following table presents a reconciliation of the calculation of return on average common equity, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax:

	For the twelve months ended
	June 30, 2014	June 30, 2013	June 30, 2012

Return on average common equity	11.55%	12.34%	15.15%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	0.47%	1.11%	3.87%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	11.08%	11.23%	11.28%

The following table presents a reconciliation of the calculation of net interest margin, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Fiscal 2011 Acquisition:

	For the twelve months ended
	June 30, 2014	June 30, 2013	June 30, 2012

Net interest margin	3.81%	4.02%	4.12%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition	0.08%	0.19%	0.57%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition	3.73%	3.83%	3.55%

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

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2014, with total assets increasing $225.0 million, or 28.3%, to $1.0 billion at June 30, 2014, as compared to $796.4 million at June 30, 2013. Balance sheet growth was primarily due to the October 2013 acquisition of the Bank of Thayer and the February 2014 acquisition of Citizens State Bank (the “Fiscal 2014 Acquisitions”), as well as organic loan growth. Balance sheet growth was funded primarily with increases in deposit balances, both acquired and organic growth, and Federal Home Loan Bank (FHLB) advances.

Cash and equivalents. Cash equivalents and time deposits were up $2.8 million, or 20.5%, as compared to June 30, 2013.

Loans. Loans, net of the allowance for loan losses, increased $153.9 million, or 23.8%, to $801.1 million at June 30, 2014, as compared to $647.2 million at June 30, 2013. The increase was primarily attributable to organic growth and the Fiscal 2014 Acquisitions, which included $51.4 million in loans, at fair value. The increase consisted primarily of residential real estate and commercial real estate loans. The increase in residential real estate loans included, in roughly equal amounts, loans secured by single family and multi-family housing.

Allowance for Loan Losses. The allowance for loan losses increased $900,000, or 10.5%, to $9.3 million at June 30, 2014 from $8.4 million at June 30, 2013. The allowance represented 1.14% of gross loans receivable at June 30, 2014, as compared to 1.28% of gross loans receivable at June 30, 2013. The decline in the allowance as a percentage of gross loans receivable was attributable to the utilization of a specific allowance on a nonperforming loan that was charged off during fiscal 2014, the addition of loans subject to purchase accounting resulting from the Fiscal 2014 Acquisitions, and improvement in the ratio of nonperforming loans (which include nonaccruing loans and loans 90 days or more past due) to total loans. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2014 and 2013.

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

The following table sets forth the Company’s historical net charge offs as of June 30, 2014:

	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.06%	0.08%
Construction	0.00	0.03
Commercial	0.03	0.10
Consumer loans	0.26	0.38
Commercial loans	0.44	0.20

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2014, these qualitative factors included:

•	Changes in lending policies

•	National, regional, and local economic conditions

•	Changes in mix and volume of portfolio

•	Experience, ability, and depth of lending management and staff

•	Entry to new markets

•	Levels and trends of delinquent, nonaccrual, special mention and classified loans

•	Concentrations of credit

•	Changes in collateral values

•	Agricultural economic conditions

•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2014	June 30, 2013
Real estate loans:
Residential	0.78%	0.67%
Construction	1.67	1.22
Commercial	1.33	1.29
Consumer loans	1.39	1.30
Commercial loans	1.29	1.30

At June 30, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $8.6 million, as compared to $6.2 million at June 30, 2013. The general increase in qualitative factors was attributable to significant loan growth, entry to new markets, addition of new lending personnel, and changes in the portfolio mix.

Investments. The available-for-sale investment portfolio increased $50.2 million, or 62.8%, to $130.2 million at June 30, 2014, as compared to $80.0 million at June 30, 2013. The increase was primarily attributable to the Fiscal 2014 Acquisitions, which included $84.8 million in securities balances. The increase consisted primarily of investments in mortgage-backed securities and municipal bonds.

Premises and Equipment. Premises and equipment increased $5.0 million, or 28.3%, to $22.5 million at June 30, 2014, as compared to $17.5 million at June 30, 2013. The increase was due to premises and equipment obtained in the Fiscal 2014 Acquisitions, completion of one new branch facility, acquisition of property for future expansion, and the purchase of software and equipment, partially offset by increases in accumulated depreciation.

BOLI. The Bank purchased “key person” life insurance policies on employees in fiscal 2003 and fiscal 2005 for original premiums totaling $6.0 million. In fiscal 2012, the Bank purchased additional “key person” life insurance policies for original premiums totaling $7.5 million. In fiscal 2014, the Bank acquired $2.1 million in additional “key person” life insurance as part of the Citizens State Bank acquisition.  At June 30, 2014, the cash surrender value of these policies had increased to $19.1 million.

Intangible Assets. Intangible assets generated through branch acquisitions in fiscal 2000 decreased $256,000 to $306,000 as of June 30, 2014, and will continue to be amortized in accordance with ASC Topic 350. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000, which will not be amortized, but will be tested for impairment at least annually, and a $184,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method. The December 2010 assumption of the deposits of the former First Southern Bank resulted in a $625,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The October 2013 acquisition of Bank of Thayer resulted in goodwill of $1.5 million, which will not be amortized, but will be tested for impairment at least annually, and a $1.4 million core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The February 2014 acquisition of Citizens State Bank resulted in a $624,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.

Deposits. Deposits increased $153.4 million, or 24.3%, to $785.8 million at June 30, 2014, as compared to $632.4 million at June 30, 2013. The increase was primarily attributable to the Fiscal 2014 Acquisitions, which included $132.6 million in deposits, at fair value, and organic growth. The increase consisted of interest-bearing checking, certificate of deposit, noninterest-bearing checking, savings, and money market deposit accounts. The average loan-to-deposit ratio for the fourth quarter of fiscal 2014 was 99.5%, as compared to 101.9% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $85.5 million at June 30, 2014, an increase of $61.0 million, or 248.9%, as compared to $24.5 million at June 30, 2013. The increase was attributable primarily to the use of overnight borrowings to fund asset growth. Securities sold under agreements to repurchase totaled $25.6 million at June 30, 2014, as compared to $27.8 million at June 30, 2013, a decrease of 8.0%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties. The Company has encouraged these counterparties to migrate to a swept deposit product that places their funds in other FDIC-insured depositories, while providing funding to our institution under a reciprocal arrangement, in order to improve the Company’s liquidity.

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

Stockholders’ Equity. The Company’s stockholders’ equity increased $9.3 million, or 9.1%, to $111.1 million at June 30, 2014, from $101.8 million at June 30, 2013. The increase was due primarily to retention of net income, as well as an increase in accumulated other comprehensive income, partially offset by dividends paid on common and preferred stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2014, was $9.9 million, an increase of $159,000, or 1.6%, from the $9.7 million available to common stockholders for the prior fiscal year. Before an effective dividend on preferred shares of $200,000, net income was $10.1 million for the 2014 fiscal year, unchanged from the $10.1 million in net income for the prior fiscal year. Exclusive of fair value discount accretion on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition, net of tax, net income available to common stockholders for fiscal 2014 was $9.7 million, as compared to $8.8 million for fiscal 2013.

Net Interest Income. Net interest income for fiscal 2014 was $33.0 million, an increase of $4.2 million, or 14.6%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 21.0% increase in the average balance of interest-earning assets, primarily from the Fiscal 2014 Acquisitions, partially offset by  a decline in the net interest margin, from 4.02% to 3.81%. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Fiscal 2011 Acquisition declined from $1.4 million in fiscal 2013 to $632,000 in fiscal 2014. This component of net interest income contributed seven basis points to net interest margin in fiscal 2014, as compared to 20 basis points in fiscal 2013. The Company expects the impact of the fair value discount accretion to continue to decline, over time, as the assets acquired at a discount continue to mature or prepay.

Interest Income. Interest income for fiscal 2014 was $40.5 million, an increase of $4.2 million, or 11.5%, when compared to the prior fiscal year. The increase was due to an increase of $150.4 million in the average balance of interest-earning assets, primarily from the Fiscal 2014 Acquisitions, partially offset by a 40 basis point decrease in the average yield earned on interest-earning assets, from 5.07% in fiscal 2013, to 4.67% in fiscal 2014.

Interest income on loans receivable for fiscal 2014 was $37.6 million, an increase of $3.2 million, or 9.3%, when compared to the prior fiscal year. The increase was due to a $117.6 million increase in the average balance of loans receivable, partially offset by a 45 basis point decrease in the average yield earned on loans receivable. Accretion of fair value discount on loans attributable to the Fiscal 2011 Acquisition declined from $1.4 million in fiscal 2013 to $632,000 in fiscal 2014.

Interest income on the investment portfolio and other interest-earning assets was $2.9 million for fiscal 2014, an increase of $983,000, or 50.7%, when compared to the prior fiscal year. The increase was due to a $32.8 million increase in the average balance of these assets, combined with a 25 basis point increase in the average yield earned on these assets, as the Company shifted asset balances from excess reserves to relatively higher-yielding other investments, and acquired securities in a more favorable rate environment.

Interest Expense. Interest expense was $7.5 million for fiscal 2014, a decrease of $16,000, or 0.2%, when compared to the prior fiscal year. The decrease was due to a 23 basis point decrease in the average rate paid on interest-bearing liabilities, from 1.22% in fiscal 2013 to 0.99% in fiscal 2014, mostly offset by the $144.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits was $6.0 million for fiscal 2014, a decrease of $110,000, or 1.8%, when compared to the prior fiscal year. The decrease was due to a 21 basis point decrease in the average rate paid on deposits outstanding, reflecting the decrease in market rates, mostly offset by a $117.2 million increase in the average balance of interest-bearing deposits.

Interest expense on FHLB advances was $1.1 million for fiscal 2014, an increase of $86,000, or 8.6%, when compared to the prior fiscal year. The increase was due to a $28.6 million increase in the average balance of FHLB advances, partially offset by a 145 basis point decrease in the average rate paid on the advances.

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

The provision for loan losses was $1.6 million for fiscal 2014, compared to $1.7 million for the prior fiscal year. The decrease in provision was attributed to management’s analysis of the loan portfolio. The analysis noted reduced levels of net charge offs and nonperforming loans and stable levels of classified loans, partially offset by an increase in past due loans. In fiscal 2014, net charge offs were $773,000, compared to $822,000 for the prior fiscal year. At June 30, 2014, classified loans totaled $7.0 million, or 0.87% of gross loans, as compared to $5.5 million, or 0.84% of gross loans, at June 30, 2013. Classified loans were comprised primarily of commercial and residential real estate loans. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial businesses and commercial and agricultural real estate, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2014, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $6.1 million for fiscal 2014, an increase of $1.7 million, or 37.2%, when compared to the prior fiscal year. The increase was attributed primarily to increased deposit account charges and fees (resulting from transaction account growth and increased NSF activity), increased bank card interchange income, gains on sales of residential loans into the secondary market, increased loan fees, and gains on sales of AFS securities. Deposit account charges and fees, bank card interchange income, and gains on sales of residential loans all improved somewhat due to the Fiscal 2014 Acquisitions.

Noninterest Expense. Noninterest expense was $23.6 million for fiscal 2014, an increase of $6.1 million, or 35.0%, when compared to the prior fiscal year. Fiscal 2014 results included $1.2 million in merger-related charges related to the completed Fiscal 2014 Acquisitions and the pending acquisition of Peoples Service Company, with no corresponding charges in fiscal 2013. Additionally, the Company incurred a charge of $376,000 in fiscal 2014 due to the termination of its existing bank card processing contract. In total, the increases in noninterest expense were attributable to employee compensation and benefits, occupancy, legal and professional fees, bank card interchange expense, advertising, telecommunications, internet banking charges, and additional amortization of corer deposit intangibles resulting from the Fiscal 2014 Acquisitions. Compensation and benefits, occupancy, advertising, telecommunications, and internet banking charges were increased, in part, due to the Company’s expanded footprint and customer base resulting from the Fiscal 2014 Acquisitions.

Provision for Income Taxes. The Company recorded an income tax provision of $3.7 million for fiscal 2014, a decrease of $209,000, as compared to $4.0 million expensed for fiscal 2013. The effective tax rate for fiscal 2014 was 27.1%, as compared to 28.1% for fiscal 2013. The decrease in the effective tax rate was attributable to additional tax-advantaged investments in municipal securities and limited partnerships which generate tax credits, as well as lower pre-tax income in fiscal 2014.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2013, was $9.7 million, an increase of $142,000, or 1.5%, from the $9.6 million available to common stockholders for the prior fiscal year. Before an effective dividend on preferred shares of $345,000, net income was $10.1 million for the 2013 fiscal year, unchanged from the $10.1 million in net income for the prior fiscal year. Exclusive of fair value discount accretion on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition, net of tax, net income available to common stockholders for fiscal 2013 was $8.8 million, as compared to $7.1 million for fiscal 2012.

Net Interest Income. Net interest income for fiscal 2013 was $28.8 million, a decrease of $232,000, or 0.8%, when compared to the prior fiscal year. The decrease, as compared to the prior fiscal year, was attributable to a decline in the net interest margin, from 4.12% to 4.02%, partially offset by a 1.6% increase in the average balance of interest-earning assets. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Fiscal 2011 Acquisition declined from $3.9 million in fiscal 2012 to $1.4 million in fiscal 2013. This component of net interest income contributed 19 basis points to net interest margin in fiscal 2013, as compared to 57 basis points in fiscal 2012. The Company expects the impact of the fair value discount accretion to continue to decline, over time, as the assets acquired at a discount continue to mature or prepay.

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

Interest income on loans receivable for fiscal 2013 was $34.4 million, a decrease of $1.9 million, or 5.5%, when compared to the prior fiscal year. The decrease was due to a 96 basis point decrease in the average yield earned on loans receivable, partially offset by a $60.4 million increase in the average balance of loans receivable. Accretion of fair value discount on loans attributable to the Fiscal 2011 Acquisition declined from $3.7 million in fiscal 2012 to $1.3 million in fiscal 2013.

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

Noninterest Income. Noninterest income was $4.5 million for fiscal 2013, an increase of $405,000, or 10.0%, when compared to the prior fiscal year. The increase was primarily the result of increased earnings on bank-owned life insurance (the result of a March 2012 investment in such policies), increased loan origination and other fees, and increases in bank card interchange income, partially offset by inclusion in the prior period’s results of a benefit recognized on settlement of a legal claim obtained in the Fiscal 2011 Acquisition.

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

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2014, the Bank had outstanding commitments to extend credit of $110.0 million (including $90.5 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $6.0 million at rates ranging from 3.90% to 8.75%, with a weighted-average rate of 4.74%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the year ended June 30, 2014, Southern Missouri increased deposits and FHLB advances by $153.9 million and $61.0 million, respectively, and reduced securities sold under agreements to repurchase by $2.2 million. During the prior year, Southern Missouri increased deposits and securities sold under agreements to repurchase by $47.6 million and $2.1 million, respectively, as FHLB advances were unchanged. At June 30, 2014, the Bank had pledged $396.4 million of its residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $281.2 million, of which $85.4 million had been advanced, and $0 had been used for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $108.7 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve’s discount window for available credit of approximately $72.8 million, as of June 30, 2014, none of which had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its home equity and commercial business loans. In total, FHLB borrowings are generally limited to 35% of Bank assets, or approximately $345.4 million as most recently reported to the FHLB on June 30, 2014, which means that an amount up to $259.9 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2014, the Bank had $207.4 million in CDs maturing within one year and $488.2 million in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $161.0 million in CDs maturing within one year and $387.9 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2014, the Bank had $59.9 million in overnight advances from the FHLB, and $25.0 million in FHLB advances eligible for early redemption by the lender within one year.

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

At June 30, 2014, the Bank exceeded regulatory capital requirements with core and total risk-based capital of $105.3 million and $114.8 million, or 10.69% and 15.07% of adjusted total assets and risk-weighted assets, respectively. These capital levels exceeded minimum requirements of 4.0% and 8.0%, respectively, and well-capitalized requirements of 5% and 10%, respectively for adjusted total assets and risk-weighted assets. At June 30, 2014, the Company exceeded regulatory capital requirements with core and total risk based capital of $116.3 million and $125.9 million, or 11.71% and 16.38% of adjusted total assets and risk-weighted assets, respectively. These capital levels exceed minimum requirements of 4.0% and 8.0%, respectively. See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

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

(dollars in thousands)	2014			2013			2012
Year Ended June 30	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans (1)	$572,409	$28,922	5.05%	$464,216	$25,907	5.58%	$405,818	$26,561	6.55%
Other loans (1)	164,912	8,629	5.23	155,471	8,448	5.43	153,480	9,788	6.38
Total net loans	737,321	37,551	5.09	619,687	34,355	5.54	559,298	36,349	6.50
Mortgage-backed securities	42,948	943	2.20	17,159	341	1.99	20,197	925	4.58
Investment securities (2)	78,064	1,951	2.50	62,800	1,528	2.43	52,450	1,482	2.83
Other interest-earning assets	7,950	25	0.31	16,227	67	0.41	72,683	209	0.29
TOTAL INTEREST-
EARNING ASSETS (1)	866,283	40,470	4.67	715,873	36,291	5.07	704,628	38,965	5.53
Other noninterest-earning assets (3)	57,362	---	---	48,751	---	---	33,975	---	---
TOTAL ASSETS	$923,645	40,470	---	$764,624	36,291	---	$738,603	38,965	---
Interest-bearing liabilities:
Savings accounts	$89,924	311	0.35	$84,191	421	0.50	$92,961	731	0.79
NOW accounts	245,915	2,103	0.86	200,108	2,132	1.07	181,390	3,229	1.78
Money market accounts	25,469	73	0.29	21,275	124	0.58	17,754	158	0.89
Certificates of deposit	304,442	3,477	1.14	243,005	3,396	1.40	254,804	4,125	1.62
TOTAL INTEREST-
BEARING DEPOSITS	665,750	5,964	0.90	548,579	6,073	1.11	546,909	8,243	1.51
Borrowings:
Securities sold under
agreements to repurchase	24,492	131	0.53	27,359	202	0.74	26,956	235	0.87
FHLB advances	58,926	1,085	1.84	30,374	999	3.29	30,624	1,233	4.03
Junior subordinated debt	9,011	305	3.38	7,217	227	3.15	7,217	232	3.21
TOTAL INTEREST-
BEARING LIABILITIES	758,179	7,485	0.99	613,529	7,501	1.22	611,706	9,943	1.63
Noninterest-bearing
demand deposits	41,507	---	---	51,472	---	---	42,261	---	---
Other liabilities	18,372	---	---	836	---	---	2,055	---	---
TOTAL LIABILITIES	818,058	7,485	0.91	665,837	7,501	1.13	656,022	9,943	1.52
Stockholders’ equity	105,586	---	---	98,787	---	---	82,581	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$923,644	7,485	0.81	$764,624	7,501	0.98	$738,603	9,943	1.35
Net interest income		$32,985			$28,790			$29,022
Interest rate spread (4)			3.68%			3.85%			3.90%
Net interest margin (5)			3.81%			4.02%			4.12%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	114.26%			116.68%			115.19%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are included in average loans.
(2)	Includes FHLB stock, FRB stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2014	2014	2013	2012
Weighted-average yield on loan portfolio	4.95%	5.09%	5.54%	6.50%
Weighted-average yield on mortgage-backed securities	2.40	2.20	1.99	4.58
Weighted-average yield on investment securities (1)	2.61	2.45	2.43	2.83
Weighted-average yield on other interest-earning assets	0.30	0.31	0.41	0.29
Weighted-average yield on all interest-earning assets	4.57	4.67	5.07	5.53
Weighted-average rate paid on deposits	0.85	0.90	1.11	1.51
Weighted-average rate paid on securities sold under
agreements to repurchase	0.53	0.53	0.74	0.87
Weighted-average rate paid on FHLB advances	1.39	1.84	3.29	4.03
Weighted-average rate paid on subordinated debt	3.35	3.38	3.15	3.21
Weighted-average rate paid on all interest-bearing liabilities	0.85	0.99	1.22	1.63
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.71	3.68	3.85	3.90
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.82	3.81	4.02	4.12
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

	Years Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to				Years Ended June 30, 2013 Compared to 2012 Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(2,789)	$6,517	$(532)	$3,196	$(5,369)	$3,925	$(550)	$(1,994)
Mortgage-backed securities	36	513	53	602	(523)	(139)	78	(584)
Investment securities (2)	44	371	8	423	(210)	293	(36)	47
Other interest-earning deposits	(15)	(34)	7	(42)	87	(164)	(66)	(143)
Total net change in income on
interest-earning assets	(2,724)	7,367	(464)	4,179	(6,015)	3,915	(574)	(2,674)
Interest-bearing liabilities:
Deposits	(1,259)	1,404	(255)	(110)	(2,172)	104	(101)	(2,169)
Securities sold under
agreements to repurchase	(55)	(21)	6	(70)	(35)	4	(2)	(33)
Subordinated debt	17	57	4	78	(4)	---	(1)	(5)
FHLB advances	(440)	939	(413)	86	(227)	(10)	3	(234)
Total net change in expense on
interest-bearing liabilities	(1,737)	2,379	(658)	(16)	(2,438)	98	(101)	(2,441)
Net change in net interest income	$(987)	$4,988	$194	$4,195	$(3,577)	$3,817	$(473)	$(233)
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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2014, fixed rate residential loan originations totaled $32.7 million (of which $9.4 million was originated for sale into the secondary market), compared to $15.5 million during the prior year (of which $7.6 million was originated for sale into the secondary market). At June 30, 2014, the fixed-rate residential loan portfolio totaled $105.5 million, with a weighted average maturity of 171 months, compared to $111.5 million with a weighted average maturity of 184 months at June 30, 2013. The Company originated $31.9 million in adjustable rate residential loans during the fiscal year ended June 30, 2014, compared to $40.3 million during the prior fiscal year. At June 30, 2014, fixed rate loans with remaining maturities in excess of 10 years totaled $46.6 million, or 5.8%, of loans receivable, compared to $55.0 million, or 8.5%, of loans receivable, at June 30, 2013. The Company originated $113.0 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2014, compared to $95.4 million during the prior fiscal year. The Company also originated $68.3 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2014, compared to $66.2 million during the prior year. At June 30, 2014, adjustable-rate home equity lines of credit increased to $17.9 million, compared to $15.8 million as of June 30, 2013. At June 30, 2014, the Company’s weighted average life of its investment portfolio was 5.0 years, compared to 4.1 years at June 30, 2013. At June 30, 2014, CDs with original terms of two years or more totaled $115.8 million, compared to $111.2 million at June 30, 2013.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2014 and 2013, management’s estimates of the projected changes in net portfolio value in the event of 1%, 2% and 3%, instantaneous, permanent increases or decreases in market interest rates.

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

June 30, 2014
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(dollars in thousands)			(%)	(basis points)
+300 bp	$93,966	$(20,788)	(18)	9.32	-177
+200 bp	101,125	(13,628)	(12)	9.95	-115
+100 bp	107,345	(7,409)	(6)	10.48	-62
0 bp	114,754	---	---	11.10	---
-100 bp	123,482	8,728	8	13.49	74
-200 bp	132,190	17,436	15	13.96	148
-300 bp	140,398	25,644	22	14.47	217

June 30, 2013
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
	(dollars in thousands)			(%)	(basis points)
+300 bp	$93,468	$(12,328)	(12)	11.70	-126
+200 bp	97,693	(8,104)	(8)	12.15	-82
+100 bp	101,241	(4,555)	(4)	12.50	-46
0 bp	105,796	---	---	12.96	---
-100 bp	110,740	4,944	5	13.49	52
-200 bp	115,237	9,440	9	13.96	99
-300 bp	120,167	14,371	14	14.47	151

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (“Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2014.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern Missouri Bancorp, Inc.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

St. Louis, Missouri
September 15, 2014

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2014 AND 2013
Southern Missouri Bancorp, Inc.

	2014	2013
Assets
Cash and cash equivalents	$14,932,308	$12,788,950
Interest-bearing time deposits	1,655,000	980,000
Available for sale securities (Note 2)	130,222,182	80,004,226
Stock in FHLB of Des Moines	4,569,100	2,006,600
Stock in Federal Reserve Bank of St. Louis	1,423,750	1,004,450
Loans receivable, net of allowance for loan losses of $9,259,297 and $8,385,980 at June 30, 2014 and June 30, 2013, respectively (Notes 3 and 4)	801,055,973	647,165,899
Accrued interest receivable	4,401,827	3,969,697
Premises and equipment, net (Note 5)	22,466,423	17,515,834
Bank owned life insurance – cash surrender value	19,122,852	16,467,043
Intangible assets, net	2,335,296	914,042
Goodwill	1,600,204	126,384
Prepaid expenses and other assets	17,637,104	13,448,115
TOTAL ASSETS	$1,021,422,019	$796,391,240

Liabilities and Stockholders' Equity
Deposits (Note 6)	$785,801,007	$632,378,933
Securities sold under agreements to repurchase (Note 7)	25,561,086	27,788,192
Advances from FHLB of Des Moines (Note 8)	85,472,206	24,500,000
Accounts payable and other liabilities	3,180,779	2,149,234
Accrued interest payable	569,666	528,528
Subordinated debt (Note 9)	9,726,545	7,217,000
TOTAL LIABILITIES	910,311,289	694,561,887

Commitments and contingencies (Note 15)

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2014 and June 30, 2013	20,000,000	20,000,000
Common stock, $.01 par value; 8,000,000 shares authorized; 3,340,440 and 3,294,040 shares, respectively, issued at June 30, 2014 and June 30, 2013, respectively	33,404	32,940
Warrants to acquire common stock	176,790	176,790
Additional paid-in capital	23,504,118	22,752,424
Retained earnings	66,808,414	59,046,139
Accumulated other comprehensive income (loss)	588,004	(178,940)
TOTAL STOCKHOLDERS' EQUITY	111,110,730	101,829,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,021,422,019	$796,391,240

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
Southern Missouri Bancorp, Inc.

	2014	2013	2012
Interest Income:
Loans	$37,551,663	$34,355,076	$36,349,320
Investment securities	1,950,679	1,528,530	1,482,094
Mortgage-backed securities	942,750	341,128	924,771
Other interest-earning assets	25,388	66,603	209,119
TOTAL INTEREST INCOME	40,470,480	36,291,337	38,965,304
Interest Expense:
Deposits	5,963,089	6,073,149	8,243,381
Securities sold under agreements to repurchase	131,605	201,662	234,562
Advances from FHLB of Des Moines	1,085,256	999,046	1,232,919
Subordinated debt	304,719	227,127	232,154
TOTAL INTEREST EXPENSE	7,484,669	7,500,984	9,943,016
NET INTEREST INCOME	32,985,811	28,790,353	29,022,288
Provision for loan losses (Note 3)	1,645,619	1,716,050	1,784,715
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,340,192	27,074,303	27,237,573
Noninterest income:
Deposit account charges and related fees	2,616,110	1,873,125	1,524,733
Bank credit transaction fees	1,432,911	1,186,345	1,109,503
Loan late charges	240,837	239,928	221,550
Other loan fees	442,574	290,017	200,260
Net realized gains on sale of loans	503,026	302,538	315,674
Net realized gains on sale of securities	116,164	-	-
Earnings on bank owned life insurance	539,927	509,543	343,031
Other income	240,809	66,774	348,459
TOTAL NONINTEREST INCOME	6,132,358	4,468,270	4,063,210
Noninterest expense:
Compensation and benefits	12,264,608	10,136,068	9,237,003
Occupancy and equipment, net	3,846,252	2,816,738	2,531,587
Deposit insurance premiums	461,967	377,587	375,001
Legal and professional fees	1,523,561	477,020	442,931
Advertising	520,286	313,025	340,654
Postage and office supplies	568,043	470,497	441,866
Intangible amortization	673,657	417,132	417,131
Bank card network fees	1,114,278	567,101	567,584
Other operating expense	2,673,638	1,945,719	2,251,654
TOTAL NONINTEREST EXPENSE	23,646,290	17,520,887	16,605,411
INCOME BEFORE INCOME TAXES	13,826,260	14,021,686	14,695,372
Income Taxes (Note 11)
Current	4,352,876	3,724,085	6,006,254
Deferred	(607,717)	230,386	(1,409,145)
	3,745,159	3,954,471	4,597,109
NET INCOME	$10,081,101	$10,067,215	$10,098,263
Less: charge for early redemption of preferred stock issued at a discount	-	-	94,365
Less: dividend on preferred shares	200,000	345,115	424,184
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,881,101	$9,722,100	$9,579,714

Basic earnings per share available to common stockholders	$2.99	$2.95	$3.43
Diluted earnings per share available to common stockholders	$2.91	$2.88	$3.32
Dividends paid	$0.64	$0.60	$0.48

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
Southern Missouri Bancorp, Inc.

	2014	2013	2012

NET INCOME	$10,081,101	$10,067,215	$10,098,263
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	822,111	(1,419,554)	327,640
Less: reclassification adjustment for realized gains included in net income	116,164	-	-
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	291,224	15,957	(72,626)
Defined benefit pension plan net (loss) gain	(7,640)	5,426	3,622
Tax benefit (expense)	(454,915)	519,330	(94,355)
Total other comprehensive income (loss)	766,944	(878,841)	164,281
COMPREHENSIVE INCOME	$10,848,045	$9,188,374	$10,262,544

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
Southern Missouri Bancorp, Inc.

			Warrants to	Additional			Accumulated Other	Total
	Preferred	Common	Acquire	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Common Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF JUNE 30, 2011	$9,455,635	$29,572	$176,790	$16,274,545	$43,014,191	$(13,754,245)	$535,620	$55,732,108

Net Income					10,098,263			10,098,263
Change in unrealized gain on available for sale securities							160,659	160,659
Defined benefit pension plan net gain							3,622	3,622
Dividends paid on common stock ($.48 per share)					(1,283,928)			(1,283,928)
Dividends paid on preferred stock					(368,760)			(368,760)
Stock option expense				11,860				11,860
Stock grant expense				10,711				10,711
Tax benefit of stock grants				3,135				3,135
Treasury stock issued						13,700,155		13,700,155
Exercise of stock options				(4,930)		27,775		22,845
Redemption of preferred stock	(9,550,000)							(9,550,000)
Common stock issued		3,325		6,210,868				6,214,193
Preferred stock issued	20,000,000			(26,792)				19,973,208
Accretion of discount on preferred stock	94,365				(94,365)			-
BALANCE AS OF JUNE 30, 2012	$20,000,000	$32,897	$176,790	$22,479,397	$51,365,401	$(26,315)	$699,901	$94,728,071

Net Income					10,067,215			10,067,215
Change in unrealized gain on available for sale securities							(884,267)	(884,267)
Defined benefit pension plan net gain							5,426	5,426
Dividends paid on common stock ($.60 per share)					(1,974,924)			(1,974,924)
Dividends paid on preferred stock					(411,553)			(411,553)
Stock option expense				14,190				14,190
Stock grant expense				171,999				171,999
Tax benefit of stock grants				12,678				12,678
Treasury stock issued								-
Exercise of stock options		43		74,160		26,315		100,518
Redemption of preferred stock								-
Common wtock issued								-
Preferred stock issued								-
BALANCE AS OF JUNE 30, 2013	$20,000,000	$32,940	$176,790	$22,752,424	$59,046,139	$-	$(178,940)	$101,829,353

Net Income					10,081,101			10,081,101
Change in unrealized gain on available for sale securities							774,584	774,584
Defined benefit pension plan net (loss)							(7,640)	(7,640)
Dividends paid on common stock ($.64 per share)					(2,118,826)			(2,118,826)
Dividends paid on preferred stock					(200,000)			(200,000)
Stock option expense				13,109				13,109
Stock grant expense				172,000				172,000
Tax benefit of stock grants				43,137				43,137
Treasury stock issued								-
Exercise of stock options		344		523,568				523,912
Redemption of preferred stock								-
Common stock issued		120		(120)				-
Preferred stock issued								-
BALANCE AS OF JUNE 30, 2014	$20,000,000	$33,404	$176,790	$23,504,118	$66,808,414	$-	$588,004	$111,110,730

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
Southern Missouri Bancorp, Inc.

	2014	2013	2012
Cash Flows From Operating Activities:
NET INCOME	$10,081,101	$10,067,215	$10,098,263
Items not requiring (providing) cash:
Depreciation	1,511,051	1,151,199	937,647
Loss on disposal of fixed assets	168	100,895	-
Stock option and stock grant expense	228,167	198,866	25,705
Loss (gain) on sale of foreclosed assets	31,500	69,346	(23,089)
Amortization of intangible assets	673,657	417,132	417,131
Amortization of purchase accounting adjustments on FHLB advances and subordinated debt	(5,628)	-	-
Increase in cash surrender value of bank owned life insurance	(539,926)	(509,543)	(343,031)
Provision for loan losses and off-balance sheet credit exposures	1,645,619	1,716,050	1,784,715
Gains realized on sale of AFS securities	(116,164)	-	-
Net amortization (accretion) of premiums and discounts on securities	1,046,978	607,562	389,958
Originations of loans held for sale	(9,402,903)	(7,669,380)	(8,345,902)
Proceeds from sales of loans held for sale	9,843,508	7,405,403	7,974,128
Gain on sales of loans held for sale	(503,027)	(302,538)	(315,674)
Changes in:
Accrued interest receivable	249,645	(275,353)	105,591
Prepaid expenses and other assets	459,149	1,383,306	1,098,761
Accounts payable and other liabilities	(600,940)	762,306	(4,835,162)
Deferred income taxes	(607,717)	230,386	(1,409,145)
Accrued interest payable	(458,708)	(97,131)	(208,685)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,535,530	15,255,721	7,351,211

Cash flows from investing activities:
Net increase in loans	(104,280,456)	(68,738,090)	(28,632,405)
Net change in interest-bearing deposits	-	293,000	(481,000)
Proceeds from maturities of available for sale securities	13,041,069	33,198,504	39,251,480
Proceeds from sales of available for sale securities	38,050,398	-	-
Net (purchases) redemptions of Federal Home Loan Bank stock	(2,254,200)	11,600	351,000
Net purchases of Federal Reserve Bank of Saint Louis stock	(419,300)	(3,400)	(282,300)
Purchases of available-for-sale securities	(16,780,386)	(40,087,044)	(51,186,068)
Purchases of premises and equipment	(5,680,891)	(7,556,825)	(4,227,182)
Purchases of bank owned life insurance	-	-	(7,500,000)
Net cash used in acquisitions	(5,584,946)	-	-
Investments in state & federal tax credits	(3,588,425)	(2,744,436)	(686,109)
Proceeds from sale of fixed assets	849,548	135,961	-
Proceeds from sale of foreclosed assets	943,770	2,177,725	783,889
NET CASH USED IN INVESTING ACTIVITIES	(85,703,819)	(83,313,005)	(52,608,695)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	20,942,373	6,637,811	57,996,020
Net increase (decrease) in certificates of deposits	90,793	40,927,498	(33,333,213)
Net (decrease) increase in securities sold under agreements to repurchase	(3,326,781)	2,145,785	412,356
Proceeds from Federal Home Loan Bank advances	311,335,000	92,285,000	-
Repayments of Federal Home Loan Bank advances	(252,934,904)	(92,285,000)	(9,000,000)
Preferred stock issued	-	-	19,973,208
Redemption of preferred stock	-	-	(9,550,000)
Common stock issued	-	-	19,914,349
Exercise of stock options	523,992	100,518	22,845
Dividends paid on preferred stock	(200,000)	(411,553)	(368,760)
Dividends paid on common stock	(2,118,826)	(1,974,924)	(1,283,928)
NET CASH PROVIDED BY FINANCING ACTIVITIES	74,311,647	47,425,135	44,782,877

Increase (decrease) in cash and cash equivalents	2,143,358	(20,632,149)	(474,607)
Cash and cash equivalents at beginning of period	12,788,950	33,421,099	33,895,706

Cash and cash equivalents at end of period	$14,932,308	$12,788,950	$33,421,099

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$418,000	$3,690,950	$1,149,502
Conversion of foreclosed real estate to loans	337,500	68,400	651,550
Conversion of loans to repossessed assets	79,328	264,627	148,720

Cash paid during the period for:
Interest (net of interest credited)	$2,997,745	$2,504,600	$2,862,935
Income taxes	3,513,000	2,736,084	6,946,830

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $8.6 million and $9.5 million at June 30, 2014 and 2013, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Intangible Assets. The Company’s intangible assets at June 30, 2014 included gross core deposit intangibles of $2.9 million with $875,000 accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.5 million, and FHLB mortgage servicing rights of $38,000. At June 30, 2013, the Company’s intangible assets included gross core deposit intangibles of $809,000 with $457,000 accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.3 million.  The Company’s core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $795,000 in fiscal 2015, $525,000 in fiscal 2016, $411,000 in fiscal 2017, $411,000 in fiscal 2018, and $155,000 in fiscal 2019.

Goodwill.  The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

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

Reclassification. Certain amounts included in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, "Troubled Debt Restructurings by Creditors,” to address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g., FHA, VA, HUD). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is reviewing the ASU, but does not expect adoption will result in a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$24,606,970	$21,463	$(554,419)	$24,074,014
Obligations of states and political subdivisions	43,632,048	1,855,840	(131,444)	45,356,444
Other securities	3,294,235	264,114	(917,623)	2,640,726
TOTAL DEBT AND EQUITY SECURITIES	71,533,253	2,141,417	(1,603,486)	72,071,184

Mortgage-backed securities:
FHLMC certificates	14,008,424	197,804	(17,223)	14,189,005
GNMA certificates	4,227,589	24,766	(4,206)	4,248,149
FNMA certificates	26,470,063	313,576	-	26,783,639
CMOs issues by government agencies	13,074,321	41,072	(185,188)	12,930,205
TOTAL MORTGAGE-BACKED SECURITIES	57,780,397	577,218	(206,617)	58,150,998
TOTAL	$129,313,650	$2,718,635	$(1,810,103)	$130,222,182

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$22,972,073	$2,590	$(566,778)	$22,407,885
Obligations of states and political subdivisions	38,135,005	1,432,739	(244,437)	39,323,307
Other securities	2,638,303	37,328	(1,116,652)	1,558,979
TOTAL DEBT AND EQUITY SECURITIES	63,745,381	1,472,657	(1,927,867)	63,290,171

Mortgage-backed securities:
FHLMC certificates	3,404,901	136,052	(31,499)	3,509,454
GNMA certificates	69,895	1,895	-	71,790
FNMA certificates	2,700,570	145,206	-	2,845,776
CMOs issues by government agencies	10,404,445	59,985	(177,395)	10,287,035
TOTAL MORTGAGE-BACKED SECURITIES	16,579,811	343,138	(208,894)	16,714,055
TOTAL	$80,325,192	$1,815,795	$(2,136,761)	$80,004,226

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
		Estimated
	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$956,174	$958,079
After one year but less than five years	20,223,032	20,124,579
After five years but less than ten years	22,817,853	23,043,967
After ten years	27,536,194	27,944,560
Total investment securities	71,533,253	72,071,185
Mortgage-backed securities	57,780,397	58,150,997
Total investments and mortgage-backed securities	$129,313,650	$130,222,182

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $81.9 million and $61.7 million at June 30, 2014 and 2013, respectively.

A gain of $116,164 was recognized from sales of available-for-sale securities in 2014.  There were no sales in 2013 or 2012.

With the exception of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2014.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014, was $39.5 million, which is approximately 30.3% of the Company’s available for sale investment portfolio, as compared to $37.4 million or approximately 46.8% of the Company’s available for sale investment portfolio at June 30, 2013.   Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and 2013.

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,676,283	$26,022	$18,451,364	$528,397	$21,127,647	$554,419
Obligations of state and political subdivisions	1,863,035	2,759	4,937,657	128,685	6,800,692	131,444
Other securities	476,376	2,246	531,699	915,377	1,008,075	917,623
Mortgage-backed securities	8,882,124	77,086	1,649,304	129,531	10,531,428	206,617
Total investments and mortgage-backed securities	$13,897,818	$108,113	$25,570,024	$1,701,990	$39,467,842	$1,810,103

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$20,397,826	$566,778	$-	$-	$20,397,826	$566,778
Obligations of state and political subdivisions	8,588,542	173,966	2,525,673	70,471	11,114,215	244,437
Other securities	-	-	445,777	1,116,652	445,777	1,116,652
Mortgage-backed securities	3,052,113	206,713	2,403,467	2,181	5,455,580	208,894
Total investments and mortgage-backed securities	$32,038,481	$947,457	$5,374,917	$1,189,304	$37,413,398	$2,136,761

The unrealized losses on the Company’s investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Other securities.  At June 30, 2014, there were four pooled trust preferred securities with an estimated fair value of $532,000 and unrealized losses of $915,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The June 30, 2014, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included annualized prepayments of 1%, no recoveries on issuers currently in default, recoveries of 38 to 100 percent on currently deferred issuers within the next two years, new defaults of 2% annually for the next two years, annual defaults of 36 basis points, annually, thereafter, and recoveries of 10% on new defaults.

One of these three securities has continued to receive cash interest payments in full since the Company’s purchase, and our cash flow analysis indicates that these payments are likely to continue. A second of the three securities received principal-in-kind (PIK), in lieu of cash interest for a period of time following the recession and financial crisis that began in 2008, but resumed cash interest payments in fiscal 2014. And the last of the three securities continues to receive PIK. These securities all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years.  After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary.  Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities.  The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches.  If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our security which remains in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of five years. Despite these facts, because the Company does not intend to sell these any of the three securities, and because it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security. This loss established a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income for the second quarter and the twelve months ended June 30, 2009.  At June 30, 2014, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. The cash flow analysis used in making this determination was based similar inputs and factors as those described above. Assumptions for this security included annualized prepayments of 1%, no recoveries on issuers currently in default, recoveries of 58% on currently deferred issuers within the next two years, new defaults of 2% annually for the next two years, annual defaults of 36 basis points, annually, thereafter, and recoveries of 10% on new defaults. This security was in PIK status for a period of time following the recession and financial crisis that began in 2008, but resumed cash interest payments in fiscal 2014. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at June 30, 2014.

The Company does not believe any other individual unrealized loss as of June 30, 2014, represents OTTI. However, given the recent disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses, but are not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value when the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2014 and 2013.
	Accumulated Credit Losses
	Period Ended June 30,
	2014	2013
Credit losses on debt securities held
Beginning of period	$375,000	$375,000
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	-
End of period	$375,000	$375,000

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

	June 30, 2014	June 30, 2013
Real Estate Loans:
Residential	$303,901,437	$233,888,442
Construction	40,738,026	30,724,858
Commercial	308,519,993	242,303,922
Consumer loans	35,222,764	28,414,878
Commercial loans	141,072,426	130,868,484
	829,454,646	666,200,584
Loans in process	(19,261,151)	(10,792,041)
Deferred loan fees, net	121,775	143,336
Allowance for loan losses	(9,259,297)	(8,385,980)
Total loans	$801,055,973	$647,165,899

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within the primary market area.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and "ceiling" in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area.  Approximately $74.8 million of our $308.5 million in commercial real estate loans are secured by properties located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At June 30, 2014, construction loans outstanding included 31 loans, totaling $13.1 million, for which a modification had been agreed to; At June 30, 2013, construction loans outstanding included 29 loans, totaling $6.9 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2014 and 2013, and activity in the allowance for loan losses for the fiscal years ended June 30, 2014, 2013, and 2012.

	Residential	Construction	Commercial
June 30, 2014	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Provision charged to expense	804,560	82,817	635,193	88,579	34,470	1,645,619
Losses charged off	(168,912)	-	(95,623)	(58,695)	(578,537)	(901,767)
Recoveries	15,892	-	960	17,526	95,087	129,465
Balance, end of period	$2,461,515	$355,479	$4,143,072	$519,076	$1,780,155	$9,259,297
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,461,515	$355,479	$4,143,072	$519,076	$1,780,155	$9,259,297
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$302,111,542	$21,476,875	$307,253,137	$35,222,764	$140,956,945	$807,021,263
Ending Balance: loans acquired with deteriorated credit quality	$1,789,895	$-	$1,266,856	$-	$115,481	$3,172,232

	Residential	Construction	Commercial
June 30, 2013	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
Provision charged to expense	472,183	64,481	1,033,791	19,437	126,158	1,716,050
Losses charged off	(301,836)	(35,351)	(422,071)	(47,106)	(49,431)	(855,795)
Recoveries	4,282	363	4,984	15,738	8,304	33,671
Balance, end of period	$1,809,975	$272,662	$3,602,542	$471,666	$2,229,135	$8,385,980
Ending Balance: individually evaluated for impairment	$-	$-	$85,000	$-	$-	$85,000
Ending Balance: collectively evaluated for impairment	$1,809,975	$272,662	$3,517,542	$471,666	$1,671,646	$7,743,491
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$557,489	$557,489

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$144,328	$-	$-	$144,328
Ending Balance: collectively evaluated for impairment	$232,186,722	$19,932,817	$240,888,891	$28,414,878	$129,735,511	$651,158,819
Ending Balance: loans acquired with deteriorated credit quality	$1,701,720	$-	$1,270,703	$-	$1,132,973	$4,105,396

	Residential	Construction	Commercial
June 30, 2012	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,618,285	$192,752	$2,671,482	$441,207	$1,514,725	$6,438,451
Provision charged to expense	108,318	49,276	354,814	223,046	1,049,261	1,784,715
Losses charged off	(98,189)	-	(40,888)	(195,311)	(435,770)	(770,158)
Recoveries	6,932	1,141	430	14,655	15,888	39,046
Balance, end of period	$1,635,346	$243,169	$2,985,838	$483,597	$2,144,104	$7,492,054
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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2014 and 2013.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	Residential	Construction	Commercial
June 30, 2014	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$300,926,521	$21,476,875	$303,853,508	$35,045,989	$140,138,328
Watch	300,934	-	1,013,682	39,548	362,380
Special Mention	-	-	-	-	-
Substandard	2,673,982	-	3,652,803	137,227	571,718
Doubtful	-	-	-	-	-
Total	$303,901,437	$21,476,875	$308,519,993	$35,222,764	$141,072,426

	Residential	Construction	Commercial
June 30, 2013	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$231,230,256	$19,932,817	$237,131,788	$28,252,411	$129,782,625
Watch	1,881,836	-	1,594,368	41,463	55,858
Special Mention	-	-	-	-	-
Substandard	776,350	-	3,577,766	121,004	1,030,001
Doubtful	-	-	-	-	-
Total	$233,888,442	$19,932,817	$242,303,922	$28,414,878	$130,868,484

The above amounts include purchased credit impaired loans.  At June 30, 2014, these loans comprised $409,000 of credits rated “Pass”; none rated “Watch” or “Special Mention”, $2.7 million of credits rated “Substandard” and none rated “Doubtful”.  At June 30, 2013, these loans comprised $648,000 million of credits rated “Pass”; $1.7 million of credits rated “Watch”;  none  rated “Special Mention”; $1.8 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2014 and 2013.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
June 30, 2014	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,118,637	$50,980	$450,988	$1,620,605	$302,280,832	$303,901,437	$105,744
Construction	65,000	-	-	65,000	21,411,875	21,476,875	-
Commercial	1,025,249	-	17,563	1,042,812	307,477,181	308,519,993	17,563
Consumer loans	204,552	30,475	34,070	269,097	34,953,667	35,222,764	6,444
Commercial loans	100,991	430,970	347,020	878,981	140,193,445	141,072,426	-
Total loans	$2,514,429	$512,425	$849,641	$3,876,495	$806,317,000	$810,193,495	$129,751

	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
June 30, 2013	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$369,898	$66,213	$102,498	$538,609	$233,349,833	$233,888,442	$-
Construction	-	-	-	-	19,932,817	19,932,817	-
Commercial	-	-	225,099	225,099	242,078,823	242,303,922	-
Consumer loans	239,323	42,924	12,275	294,522	28,120,356	28,414,878	-
Commercial loans	63,394	-	18,266	81,660	130,786,824	130,868,484	-
Total loans	$672,615	$109,137	$358,138	$1,139,890	$654,268,653	$655,408,543	$-

At June 30, 2014, and June 30, 2013, there were no purchased credit impaired loans that were past due.

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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2014 and 2013.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	Recorded	Unpaid Principal	Specific
June 30, 2014	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,789,895	$2,068,408	$-
Construction real estate	-	-	-
Commercial real estate	3,382,647	3,391,440	-
Consumer loans	-	-	-
Commercial loans	115,481	115,481	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$1,789,895	$2,068,408	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,382,647	$3,391,440	$-
Consumer loans	$-	$-	$-
Commercial loans	$115,481	$115,481	$-

	Recorded	Unpaid Principal	Specific
June 30, 2013	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	-	-	-
Commercial real estate	3,115,324	3,167,982	-
Consumer loans	-	-	-
Commercial loans	387,167	391,759	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	144,328	144,328	85,000
Consumer loans	-	-	-
Commercial loans	755,883	1,325,760	557,489
Total:
Residential real estate	$1,701,720	$2,096,135	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,259,652	$3,312,310	$85,000
Consumer loans	$-	$-	$-
Commercial loans	$1,143,050	$1,717,519	$557,489

The above amounts include purchased credit impaired loans.  At June 30, 2014, these loans comprised of $3.2 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance, and $3.2 million of total impaired loans.  At June 30, 2013, these loans comprised $3.3 million of impaired loans without a specific valuation allowance; $756,000 of impaired loans with a specific valuation allowance, and $4.1 million of total impaired loans.  The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2014
	(in thousands)
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,742	$197
Construction Real Estate	-	-
Commercial Real Estate	1,306	131
Consumer Loans	-	-
Commercial Loans	654	1
Total Loans	$3,702	$329

	Fiscal 2013
	(in thousands)
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,629	$375
Construction Real Estate	-	-
Commercial Real Estate	2,069	254
Consumer Loans	-	-
Commercial Loans	1,273	91
Total Loans	$4,971	$720

	Fiscal 2012
	(in thousands)
	Average
	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,667	$311
Construction Real Estate	-	-
Commercial Real Estate	2,949	638
Consumer Loans	-	-
Commercial Loans	2,155	1,265
Total Loans	$6,771	$2,214

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2014, 2013, and 2012 was immaterial.

For the fiscal years ended June 30, 2014, 2013, and 2012, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $164,000, $391,000, and $1.4 million, respectively.

The following table presents the Company’s nonaccrual loans at June 30, 2014 and 2013.  This table includes purchased credit impaired loans.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	June 30. 2014	June 30, 2013
Residential real estate	$444,608	$413,924
Construction real estate	-	-
Commercial real estate	672,661	156,856
Consumer loans	58,057	24,699
Commercial loans	90,724	841,924
Total loans	$1,266,050	$1,437,403

The above amounts include purchased credit impaired loans.  At June 30, 2014 and 2013, these loans comprised $0 and $756,000 of nonaccrual loans, respectively.

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

At June 30, 2014, and June 30, 2013, the Company had $3.1 million and $2.9 million, respectively, of commercial real estate loans, $1.8 million and $1.7 million, respectively, of residential real estate loans, and $125,000 and $363,000, respectively, of commercial loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2014, and June 30, 2013, were so classified due to interest rate concessions.  During the previous twelve months, two commercial real estate loans totaling $329,000,  five commercial loans totaling $179,000, and one residential real estate loan totaling $38,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2014 and June 30, 2013 segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2014		June 30, 2013
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	6	$1,789,896	6	$1,663,477
Construction real estate	-	-	-	-
Commercial real estate	13	3,144,568	11	2,856,884
Consumer loans	-	-	-	-
Commercial loans	2	125,083	3	363,020
Total	21	$5,059,547	20	$4,883,381

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2014 and 2013, respectively:

	June 30,
	2014	2013
Beginning Balance	$10,318,475	$11,124,399
Additions	4,805,844	5,169,468
Repayments	(5,030,384)	(5,975,392)
Ending Balance	$10,093,935	$10,318,475

NOTE 4: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in a transfer during the fiscal year ended June 30, 2011. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. In the Fiscal 2014 Acquisitions, the Company did not identify any material loans which evidenced deterioration.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2014 and June 30, 2013. The amount of these loans is shown below:

	June 30,
	2014	2013
Real Estate Loans:
Residential	$2,068,408	2,096,135
Construction	-	-
Commercial	1,275,649	1,323,361
Consumer loans	-	-
Commercial loans	115,481	1,707,442
Outstanding balance	$3,459,538	$5,126,938
Carrying amount, net of fair value adjustment of $287,306 and $1,021,542 at 2014 and 2013, respectively	$3,172,232	$4,105,396

Accretable yield, or income expected to be collected, is as follows:

	June 30,
	2014	2013
Balance at beginning of period	$798,789	$489,356
Additions	-	-
Accretion	(281,602)	(285,920)
Reclassification from nonaccretable difference	4,173	595,353
Disposals	(141,615)	-
Balance at end of period	$379,745	$798,789

During the fiscal years ended June 30, 2014 and 2013, the Company increased the allowance for the loan losses by a charge to the income statement of $0 and $181,000, respectively, related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $57,489 and $5,000, respectively, was reversed.

NOTE 5:  Premises and Equipment

           Following is a summary of premises and equipment:

	June 30,
	2014	2013
Land	$6,353,380	$3,850,598
Buildings and improvements	18,307,616	15,318,307
Furniture, fixtures, and equipment	8,503,640	7,540,339
Automobiles	75,808	70,590
	33,240,444	26,779,834
Less accumulated depreciation	10,774,021	9,264,000
	$22,466,423	$17,515,834

NOTE 6:  Deposits

Deposits are summarized as follows:
	June 30,
	2014	2013

Non-interest bearing accounts	$68,112,682	$45,441,845
NOW accounts	271,156,277	208,047,966
Money market deposit accounts	28,033,253	22,274,947
Savings accounts	95,326,510	84,372,522
TOTAL NON-MATURITY DEPOSITS	462,628,722	360,137,280

Certificates
0.00-.99%	182,969,822	129,001,095
1.00-1.99%	107,466,963	98,756,575
2.00-2.99%	19,112,848	24,345,200
3.00-3.99%	13,522,636	19,431,132
4.00-4.99%	100,017	707,652
5.00-5.99%	-	-
TOTAL CERTIFICATES	323,172,285	272,241,653
TOTAL DEPOSITS	$785,801,007	$632,378,933

The aggregate amount of deposits with a minimum denomination of $100,000 was $393,897,088 and $335,925,226 at June 30, 2014 and 2013, respectively.

Certificate maturities are summarized as follows:

June 30, 2014
July 1, 2014 to June 30, 2015	$207,367,139
July 1, 2015 to June 30, 2016	58,558,504
July 1, 2016 to June 30, 2017	19,888,140
July 1, 2017 to June 30, 2018	24,630,616
July 1, 2018 to June 30, 2019	12,727,886
Thereafter	-
TOTAL	$323,172,285

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2014 and 2013 totaled approximately $2.4 million and $1.9 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days. The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

The market value of the securities underlying the agreements at June 30, 2014 and 2013, was $25.6 and $30.2 million, respectively. The securities sold under agreements to repurchase are under the Company’s control.
	June 30,
	2014	2013
Year-end balance	$25,561,086	$27,788,192
Average balance during the year	24,491,663	27,359,043
Maximum month-end balance during the year	26,897,245	30,945,264
Average interest during the year	0.54%	0.74%
Year-end interest rate	0.50%	0.58%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Call Date or Quarterly	Interest	June 30,
Maturity	Thereafter	Rate	2014	2013
08/31/15	8/31/2015	4.80%	$523,515	$-
11/29/16	8/29/2014	3.88%	5,000,000	5,000,000
11/29/16	8/29/2014	4.36%	5,000,000	5,000,000
11/20/17	8/20/2014	3.82%	3,000,000	3,000,000
11/29/17	8/29/2014	4.01%	2,500,000	2,500,000
08/13/18	8/13/2014	3.32%	548,691	-
08/14/18	8/14/2014	3.48%	4,000,000	4,000,000
08/14/18	8/14/2014	3.98%	5,000,000	5,000,000
Fed Funds		0.28%	$59,900,000	$-
		TOTAL	$85,472,206	$24,500,000
Weighted-average rate			1.38%	3.94%

In addition to the above advances, the Bank had an available line of credit amounting to $195,792,000 and $188,696,000, with the FHLB at June 30, 2014 and 2013, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank’s line of credit, loans totaling $396.4 and $311.5 million, respectively, were pledged to the FHLB at June 30, 2014 and 2013, respectively. The principal maturities of FHLB advances at June 30, 2014, are below:

FHLB Advance Maturities		June 30, 2014
July 1, 2014 to June 30, 2015		$59,900,000
July 1, 2015 to June 30, 2016		523,515
July 1, 2016 to June 30, 2017		10,000,000
July 1, 2017 to June 30, 2018		5,500,000
July 1, 2018 to June 30, 2019		9,548,691
July 1, 2019 to thereafter		-
	TOTAL	$85,472,206

NOTE 9:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2014, the current rate was 2.98%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933,    as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp, Inc. used its net proceeds for working capital and investment in its subsidiaries.

In its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by OLCF, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2014, the current rate was 2.68%.

NOTE 10:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  During fiscal 2012, the Bank amended the plan to make “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary have been accrued for the plan year ended June 30, 2014, based on financial performance for fiscal 2014.  Total 401(k) expense for fiscal 2014, 2013, and 2012 was $485,000, $446,000, and $413,000, respectively.  At June 30, 2014, 401(k) plan participants held approximately 214,000 shares of the Company’s stock in the plan.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plan (MRP). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2008, the Bank granted 2,500 MRP shares to employees, and during fiscal 2012, the Bank granted 3,036 shares to employees.  The shares granted are in the form of restricted stock vested at the rate of 20% of such shares per year.  During fiscal 2014, 2013 and 2012, 607, 607 and 500 MRP shares vested, respectively.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate the MRP plan at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for fiscal 2014, 2013, and 2012, was $13,000, $13,000, and $11,000, respectively.  At June 30, 2014, unvested compensation expense related to the MRP was approximately $39,000.

Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 66,000 shares.  EIP shares are available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee has the power to set vesting requirements for each award under the EIP.  During fiscal 2012, the Company awarded 36,964 shares, and during fiscal 2014, the Company awarded 12,000 shares, all in the form of restricted stock, which will vest at the rate of 20% of such shares per year.  During fiscal 2014 and 2013, 7,393 EIP shares vested each year.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate EIP awards at any time, and if it does so, any shares not allocated will revert to the Company. The EIP expense for fiscal 2014 and 2013 was $202,000 and $159,000, respectively, with no expense recognized in fiscal 2012.  At June 30, 2014, unvested compensation expense related to the EIP was approximately $864,000.

Stock Option Plans. The Company adopted a stock option plan in October 2003.  Under the plan, the Company has granted 116,000 options to employees and directors, of which, 43,500 have been exercised, 22,500 have been forfeited, and 50,000 remain outstanding.  Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares.

As of June 30, 2014, there was $18,000 in remaining unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2014, was $1.1 million, and the aggregate intrinsic value of stock options exercisable at June 30, 2014, was $924,000. During fiscal 2014, options to purchase 34,400 shares were exercised. The intrinsic value of these options, based on the Company’s closing stock price of $35.69, was $704,000. The intrinsic value of options vested in fiscal 2014, 2013, and 2012, was $129,000, $65,000, and $44,000, respectively.

Changes in options outstanding were as follows:

	2014		2013		2012
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$14.84	84,400	$14.87	91,000	$14.44	87,500
Granted	-	-	-	-	22.35	5,000
Exercised	15.23	(34,400)	15.23	(6,600)	15.23	(1,500)
Forfeited	-	-	-	-	-	-
Outstanding at year-end	$14.57	50,000	$14.84	84,400	$14.87	91,000
Options exercisable at year-end	$14.19	43,000	$14.69	71,400	$14.77	72,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal year 2012. (No options were granted in fiscal 2014 or 2013):

	2014	2013	2012
Assumptions:
Expected dividend yield	-	-	2.15%
Expected volatility	-	-	20.75%
Risk-free interest rate	-	-	2.18%
Weighted-average expected life (years)	-	-	10.00
Weighted average fair value of	-	-	$4.66

The table below summarizes information about stock options outstanding under the plan at June 30, 2014:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted
Remaining		Average		Weighted
Contractual	Number	Exercise	Number	Average
Life	Outstanding	Price	Exercisable	Exercise Price
3.6 mo.	15,000	15.30	15,000	15.30
14.4 mo.	5,000	14.26	5,000	14.26
52.6 mo.	5,000	12.15	5,000	12.15
66.6 mo.	20,000	12.75	16,000	12.75
88.7 mo.	5,000	22.35	2,000	22.35

NOTE 11:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2010. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:

	June 30, 2014	June 30, 2013
Deferred tax assets:
Provision for losses on loans	$3,695,786	$3,545,918
Accrued compensation and benefits	450,135	211,117
Other-than-temporary impairment on available for sale securities	140,625	261,405
NOL carry forwards acquired	853,089	150,270
Minimum tax credit	129,864	-
Unrealized loss on other real estate	38,156	31,280
Unrealized loss on available for sale securities	-	116,157
Total deferred tax assets	5,307,655	4,316,147

Deferred tax liabilities:
FHLB stock dividends	156,635	188,612
Purchase accounting adjustments	1,532,622	1,228,067
Depreciation	766,677	761,389
Prepaid expenses	250,149	151,939
Unrealized gain on available for sale securities	336,168	-
Other	164,096	40,224
Total deferred tax liabilities	3,206,347	2,370,231

Net deferred tax (liability) asset	$2,101,308	$1,945,916

As of June 30, 2014, the Company had approximately $2.3 million in federal and state net operating loss carryforwards which were acquired in the July 2009 acquisition of Southern Bank of Commerce and February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to the utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the twelve-month period ended
	June 30, 2014	June 30, 2013	June 30, 2012
Tax at statutory rate	$4,700,928	$4,767,373	$4,996,427
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(524,288)	(505,941)	(469,200)
State tax, net of Federal benefit	295,680	335,940	368,775
Cash surrender value of Bank-owned life insurance	(183,575)	(173,245)	(116,631)
Tax credit benefits	(390,810)	(341,755)	(236,451)
Tax benefits realized on acquisition	-	-	-
Acquisition costs	-	-	-
Other, net	(152,776)	(127,901)	54,189
Actual provision	$3,745,159	$3,954,471	$4,597,109

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

NOTE 12:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,
	2014	2013
Net unrealized gain (loss) on securities available-for-sale	$694,273	$(244,002)
Net unrealized gain (loss) on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	214,260	(76,964)
Unrealized gain from defined benefit pension plan	15,610	23,250
	924,143	(297,716)
Tax effect	(336,139)	118,776
Net of tax amount	$588,004	$(178,940)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined).  Management believes, as of June 30, 2014 and 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2014, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$125,930	16.38%	$61,522	8.00%	n/a	n/a
Southern Bank	114,811	15.07%	60,968	8.00%	76,211	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,314	15.12%	30,762	4.00%	n/a	n/a
Southern Bank	105,281	13.81%	30,484	4.00%	45,726	6.00%
Tier I Capital (to Average Assets)
Consolidated	116,314	11.71%	39,743	4.00%	n/a	n/a
Southern Bank	105,281	10.69%	39,379	4.00%	49,224	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$115,972	18.70%	$49,608	8.00%	n/a	n/a
Southern Bank	92,618	15.10%	49,059	8.00%	61,324	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	108,208	17.45%	24,804	4.00%	n/a	n/a
Southern Bank	84,938	13.85%	24,529	4.00%	36,794	6.00%
Tier I Capital (to Average Assets)
Consolidated	108,208	13.73%	31,524	4.00%	n/a	n/a
Southern Bank	84,938	10.87%	31,250	4.00%	39,063	5.00%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2014, approximately $18.7 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

In July 2014, the Bank declared and paid to the Company a special dividend of $10.0 million to facilitate the Company’s acquisition of Peoples Service Company.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL.  The dividend rate for the quarter ended June 30, 2014, was 1%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

The Company had total outstanding standby letters of credit amounting to $3,394,000 at June 30, 2014, and $3,547,000 at June 30, 2013, with terms ranging from 12 to 24 months. At June 30, 2013, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $112.8 million in commitments to extend credit at June 30, 2014, and $97.6 million at June 30, 2013.

At June 30, 2014, total commitments to originate fixed-rate loans with terms in excess of one year were $6.0 million at rates ranging from 3.90% to 8.75%, with a weighted-average rate of 4.74%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri and Arkansas.  Although the Company has a diversified portfolio, loans aggregating $229.3 million at June 30, 2014, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

NOTE 16:  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
	2014	2013	2012
Net income	$10,081,101	$10,067,215	$10,098,263
Less: Charge for early redemption of preferred stock issued at discount			94,365
Less: Effective dividend on preferred shares	200,000	345,115	424,184
Net income available to common stockholders	$9,881,101	$9,722,100	$9,579,714

Denominator for basic earnings per share -
Weighted-average shares outstanding	3,308,180	3,291,440	2,796,279
Effect of dilutive securities stock options	92,027	84,113	92,634
Denominator for diluted earnings per share	3,400,207	3,375,553	2,888,913

Basic earnings per share available to common stockholders	$2.99	$2.95	$3.43
Diluted earnings per share available to common stockholders	$2.91	$2.88	$3.32

NOTE 17: Acquisitions

On October 4, 2013, the Company acquired 100% of the outstanding stock of Ozarks Legacy Community Financial, Inc. (OLCF), and its subsidiary, the Bank of Thayer, headquartered in Thayer, Missouri. The Bank of Thayer was merged into the Company’s existing bank subsidiary, Southern Bank, on that date. The Company completed the conversion of data systems for the OLCF operations in December 2013.  The Company acquired OLCF primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2014, the Company incurred $718,000 in third-party acquisition-related costs. The expenses are included in noninterest expense in the Company’s consolidated statement of income for the year ended June 30, 2014. The goodwill of $1,474,000 arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and OLCF. Total goodwill was assigned to the acquisition of the bank holding company.

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

On February 21, 2014, the Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc., and its subsidiary, the Citizens State Bank, Bald Knob, Arkansas (herein collectively, “Citizens State Bank”).  Citizens State Bank was merged into the Company’s existing bank subsidiary, Southern Bank, on that date. The Company completed the conversion of data systems for the Citizens State Bank operations in April, 2014. The Company acquired CSB primarily for the purpose of conducting commercial banking activities in markets where it beleives the Company's business model will perform well, and for the long-term value of its core deposit franchise.  Through

June 30, 2014, the Company incurred $368,000 in third-party acquisition-related costs. The expenses are included in noninterest expense in the Company’s consolidated statement of income for the year ended June 30, 2014.   There was no goodwill arising from the acquisition.

The following table summarizes the consideration paid for Citizens State Bankshares of Bald Knob, Inc. and its subsidiary, Citizens State Bank and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred

Cash	$5,708,211
Contingent consideration	-
Total consideration	$5,708,211

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and Cash equivalents	$4,167,979
Investment Securities	50,539,865
Loans	11,984,135
Premises and equipment	612,540
Identifiable intangible assets	624,440
Miscellaneous other assets	4,075,288

Deposits	(64,154,307)
Securities sold under agreements to repurchase	-
Advances from FHLB	(1,499,904)
Subordinated debt	-
Miscellaneous other liabilities	(641,825)
Liability arising from a contingency	-
Total identifiable net assets	5,708,211
Goodwill	$-

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 – Unobservable inputs supported by little or no market activity and significant to the fair value of the assets or liabilities

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and 2013:

	Fair Value Measurements at June 30, 2014, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$24,074,014	$-	$24,074,014	$-
State and political subdivisions	45,356,444	-	45,356,444	-
Other securities	2,640,727	-	2,507,726	133,000
Mortgage-backed GSE residential	58,150,997	-	58,150,998	-

	Fair Value Measurements at June 30, 2013, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$22,407,885	$-	$22,407,885	$-
State and political subdivisions	39,323,307	-	39,323,307	-
Other securities	1,558,979	-	1,485,979	73,000
Mortgage-backed GSE residential	16,714,055	-	16,714,055	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period year ended June 30, 2014.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the years ended June 30, 2014 and 2013:

	2014	2013
Available-for-sale securities, beginning of year	$73,000	$32,600
Total unrealized gain (loss) included in comprehensive income	60,000	40,400
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$133,000	$73,000

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2014 and 2013:

Fair Value Measurements at June 30, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	2,977,000	-	-	2,977,000

Fair Value Measurements at June 30, 2013, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$378,000	$-	$-	$378,000
Foreclosed and repossessed assets held for sale	3,075,000	-	-	3,075,000

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2014 and 2013:

	2014	2013

Impaired loans (collateral dependent)	$77,000	$(424,000)
Foreclosed and repossessed assets held for sale	(264,000)	(295,000)
Total gains (losses) on assets measured on a non-recurring basis	$(187,000)	$(719,000)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  For all of the Company’s $3.2 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding performing TDRs, at June 30, 2014, the Company utilized a real estate appraisal performed greater than 12 months ago to serve as the primary basis of our valuation. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

	Fair value at June 30, 2014	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied
Recurring Measurements
Available-for-sale securities	$133,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	15.6% 1% annually 38.8% 1.0%
Nonrecurring Measurements
Foreclosed and repossessed assets	2,977,000	Third party appraisal	Marketability discount	0.0 – 76.4%	14.9%

	Fair value at June 30, 2013	Valuation technique	Unobservable inputs	Range of Discounts applied	Weighted-average discount applied
Recurring Measurements
Available-for-sale securities	$73,000	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	18.6% 1% annually 42.0% 1.7%
Nonrecurring Measurements
Impaired loans (collateral dependent)	378,000	Internal or third-party appraisal	Discount to reflect realizable value	18.9 - 43.8%	22.9%
Foreclosed and repossessed assets	3,075,000	Third party appraisal	Marketability discount	0.0 - 66.7%	14.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2014 and 2013:

	June 30, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$14,932	$14,932	$-	$-
Interest-bearing time deposits	1,655	-	1,655	-
Stock in FHLB	4,569	-	4,569	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	801,056	-	-	805,543
Accrued interest receivable	4,402	-	4,402	-
Financial liabilities
Deposits	785,801	462,629	-	323,512
Securities sold under agreements to repurchase	25,561	-	25,561	-
Advances from FHLB	85,472	59,900	27,714	-
Accrued interest payable	570	-	570	-
Subordinated debt	9,727	-	-	8,059
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2013
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$12,789	$12,789	$-	$-
Interest-bearing time deposits	980	-	980	-
Stock in FHLB	2,007	-	2,007	-
Stock in Federal Reserve Bank of St. Louis	1,004	-	1,004	-
Loans receivable, net	647,166	-	-	652,904
Accrued interest receivable	3,970	-	3,970	-
Financial liabilities
Deposits	632,379	359,796	-	273,260
Securities sold under agreements to repurchase	27,788	-	27,788	-
Advances from FHLB	24,500	-	27,040	-
Accrued interest payable	529	-	529	-
Subordinated debt	7,217	-	-	6,209
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

NOTE 20: Subsequent Event – Business Combination

On August 5, 2014, the Company acquired 100% of the outstanding stock of Peoples Service Company (Peoples), headquartered in Nixa, Missouri. Peoples’ banking subsidiary, Peoples Bank of the Ozarks, has been maintained as a separate bank charter and subsidiary of the Company. The Company acquired Peoples primarily for the purpose of obtaining entry to and additional presence in markets where it believes the Company’s business model will perform well.  The Company paid $12.1 million in cash and issued 345,897 shares of common stock to acquire the target. Additionally, the Company assumed the target’s $6.5 million aggregate principal amount of junior subordinated debt securities due June 15, 2035 related to its outstanding trust preferred securities, and retired notes payable totaling $2.9 million.  To provide cash to the Company to facilitate the transaction, the Company’s banking subsidiary, Southern Bank, declared and paid to the Company a special dividend of $10.0 million in July 2014. At acquisition, Peoples held assets of $267.0 million, including loans, net, of $192.9 million, and held total deposits of $221.2 million.  The initial accounting for the business combination was incomplete as of the date these financial statements were issued, due to work required to identify the fair value of the target’s assets and liabilities. The Company will determine any goodwill or bargain purchase gain when the fair values of the purchased assets and liabilities are determined. The Company expects fair value adjustments to loans, deposits, and fixed assets. A core deposit intangible is also expected to be recognized from the acquisition. The Company will recognize all acquisition-related costs as an expense. The Company’s acquisition-related costs related to Peoples were $150,000 through June 30, 2014, and are reflected in professional fees.

NOTE 21:  Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:
		June 30
Condensed Balance Sheets		2014	2013

Assets
Cash and cash equivalents		$5,700,236	$16,576,832
Other assets		6,856,150	6,771,627
Investment in common stock of Bank		108,331,322	85,798,652
	TOTAL ASSETS	$120,887,708	$109,147,111

Liabilities and Stockholder's Equity
Accrued expenses and other liabilities		$50,433	$100,758
Subordinated debt		9,726,545	7,217,000
	TOTAL LIABILITIES	9,776,978	7,317,758
Stockholder's equity		111,110,730	101,829,353
	TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$120,887,708	$109,147,111

		Year ended June 30,
Condensed Statements of Income		2014	2013	2012
Interest income		$254,988	$311,013	$110,741
Interest expense		304,719	227,127	232,154
Net interest income (expense)		(49,731)	83,886	(121,413)
Dividends from Bank		3,000,000	3,000,000	2,700,000
Operating expenses		1,141,037	368,747	410,759
Income before income taxes and
equity in undistributed income of the Bank		1,809,232	2,715,139	2,167,828
Income tax benefit		444,000	107,000	199,000
Income before equity in undistributed
income of the Bank		2,253,232	2,822,139	2,366,828
Equity in undistributed income
Equity in undistributed income of the Bank		7,827,869	7,245,076	7,731,435
	NET INCOME	$10,081,101	$10,067,215	$10,098,263
	COMPREHENSIVE INCOME	$10,848,045	$9,188,374	$10,262,544

	Year ended June 30,
Condensed Statements of Cash Flow	2014	2013	2012
Cash Flows from operating activities:
Net income	$10,081,101	$10,067,215	$10,098,263
Changes in:
Equity in undistributed income of the Bank	(7,634,818)	(7,245,076)	(7,731,435)
Other adjustments, net	(128,450)	482,570	(476,769)
NET CASH PROVIDED BY OPERATING ACTIVITES	2,317,833	3,304,709	1,890,059

Cash flows from investing activities:
Proceeds from (investment in) loan participations	3,912,536	215,536	(6,721,160)
Proceeds from sale of real estate	849,545	-	-
Purchases of premises and equipment	(3,256,742)	-	-
Investments in Bank subsidiaries	(11,987,905)	(100)	-
Retirement of debt in acquisition	(692,029)
Investments in state and federal tax credits	(225,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,399,595)	215,436	(6,721,160)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	19,973,208
Proceeds from issuance of common stock	-	-	19,914,349
Dividends on preferred stock	(200,000)	(411,553)	(368,760)
Dividends on common stock	(2,118,826)	(1,974,924)	(1,283,928)
Exercise of stock options	523,992	100,518	22,845
Redemption of preferred stock	-	-	(9,550,000)
Investments in bank subsidiary	-	-	(9,350,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,794,834)	(2,285,959)	19,357,714

Net increase (decrease) in cash and cash equivalents	(10,876,596)	1,234,186	14,526,613
Cash and cash equivalents at beginning of year	16,576,832	15,342,646	816,033
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,700,236	$16,576,832	$15,342,646

NOTE 22:  Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$9,165	$10,238	$10,316	$10,751
Interest expense	1,792	1,907	1,882	1,904

Net interest income	7,373	8,331	8,434	8,847

Provision for loan losses	500	295	253	598
Noninterest income	1,280	1,666	1,462	1,724
Noninterest expense	4,567	6,226	6,619	6,234
Income before income taxes	3,586	3,476	3,024	3,739
Income tax expense	1,023	957	781	983
NET INCOME	$2,563	$2,519	$2,243	$2,756

	June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$9,362	$9,198	$8,756	$8,975
Interest expense	1,942	1,867	1,864	1,827

Net interest income	7,420	7,331	6,892	7,148

Provision for loan losses	611	462	228	415
Noninterest income	1,060	1,118	1,144	1,147
Noninterest expense	4,138	4,441	4,441	4,502
Income before income taxes	3,731	3,546	3,367	3,378
Income tax expense	1,141	1,065	901	848
NET INCOME	$2,590	$2,481	$2,466	$2,530

	June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$10,214	$9,943	$9,755	$9,053
Interest expense	2,736	2,622	2,446	2,139

Net interest income	7,478	7,321	7,309	6,914

Provision for loan losses	517	345	215	707
Noninterest income	1,116	899	954	1,093
Noninterest expense	3,783	3,884	4,866	4,072
Income before income taxes	4,294	3,991	3,182	3,228
Income tax expense	1,444	1,317	1,006	830
NET INCOME	$2,850	$2,674	$2,176	$2,398

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2014, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: September 15, 2014	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited Southern Missouri Bancorp, Inc.’s (“Company”) internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated September 15, 2014 expressed an unqualified opinion thereon.

BKD, LLP

St. Louis, Missouri
September 15, 2014

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal controls over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2014 fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Smith, Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2014, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Information concerning Section 16(a) compliance required by this item is incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year..

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

Item 11.      Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2014, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	50,000		$14.57	79,680	(1)
Equity Compensation Plans Not Approved By Security Holders	---	$	---	---

	50,000		$14.57
________________
(1) Includes 17,036 shares which may be utilized for awards of restricted stock or restricted stock units under the Company’s 2008 Equity Incentive Plan, and 62,644 shares which may be utilized for awards of stock options or stock appreciation rights under the Company’s 2003 Stock Option Plan, as of June 30, 2014. Under the terms of the 2003 Stock Option Plan, the total number of shares available for awards under that plan is 100,000 (due to an earlier two-for-one split in the form of a stock dividend) plus (1) the number of shares of common stock repurchased by the registrant, in the open market or otherwise, with an aggregate price no greater than the cash proceeds received from the exercise of stock options granted under the 2003 Stock Option Plan, plus (2) any shares surrendered to the Company in payment of the exercise price of options granted under the 2003 Stock Option Plan.  The 62,644 shares remaining available for future awards under the 2003 Stock Option Plan, as of June 30, 2014, include the 6,500 shares remaining available under the 100,000 shares authorization and an additional 56,144 shares that became available as a result of stock repurchases by the Company since the adoption of the 2003 Stock Option Plan.

Item 13.      Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.      Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements:

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2014 and 2013
Consolidated Statements of Income for the Years Ended June 30, 2014, 2013, and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements, June 30, 2014, 2013 and 2012

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

(ix) Director’s Retirement Agreement with Todd E. Hensley
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangments for 2014
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 15, 2014	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens
	Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 15, 2014

By:	/s/ L. Douglas Bagby
	L. Douglas Bagby Vice Chairman and Director	September 15, 2014

By:	/s/ Ronnie D. Black
	Ronnie D. Black Secretary and Director	September 15, 2014

By:	/s/ Sammy A. Schalk
	Sammy A. Schalk Director	September 15, 2014

By:	/s/ Rebecca McLane Brooks
	Rebecca McLane Brooks Director	September 15, 2014

By:	/s/ Charles R. Love
	Charles R. Love Director	September 15, 2014

By:	/s/ Charles R. Moffitt
	Charles R. Moffitt Director	September 15, 2014

By:	/s/ Dennis C. Robison
	Dennis C. Robison Director	September 15, 2014

By:	/s/ David J. Tooley
	David J. Tooley Director	September 15, 2014

By:	/s/ Todd E. Hensley
	Todd E. Hensley Director	September 15, 2014

By:	/s/ Matthew T. Funke
	Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2014

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2014

10.2	Director Fee Arrangements

10.6 (ix)	Director Retirement Agreement with Todd E. Hensley

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications