Form 10-Q
period 2014-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2014-11-10
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2014
Common Stock, Par Value $.01	3,703,333 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND JUNE 30, 2014

	September 30, 2014	June 30, 2014
(dollars in thousands)	(unaudited)

Cash and cash equivalents	$21,011	$14,932
Interest-bearing time deposits	7,128	1,655
Available for sale securities	156,785	130,222
Stock in FHLB of Des Moines	5,788	4,569
Stock in Federal Reserve Bank of St. Louis	1,424	1,424
Loans receivable, net of allowance for loan losses of $10,110 and $9,259 at September 30, 2014 and June 30, 2014, respectively	1,019,537	801,056
Accrued interest receivable	5,689	4,402
Premises and equipment, net	34,415	22,467
Bank owned life insurance – cash surrender value	19,266	19,123
Intangible assets, net	5,062	2,335
Goodwill	4,533	1,600
Prepaid expenses and other assets	19,329	17,637
Total assets	$1,299,967	$1,021,422

Deposits	$1,021,662	$785,801
Securities sold under agreements to repurchase	24,113	25,561
Advances from FHLB of Des Moines	108,751	85,472
Accounts payable and other liabilities	3,910	3,181
Accrued interest payable	675	569
Subordinated debt	14,594	9,727
Total liabilities	1,173,705	910,311

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at September 30, 2014 and June 30, 2014	20,000	20,000

Common stock, $.01 par value; 8,000,000 shares authorized; 3,691,333 and 3,340,440 shares, respectively, issued at September 30, 2014 and June 30, 2014, respectively	37	33
Warrants to acquire common stock	177	177
Additional paid-in capital	35,911	23,504
Retained earnings	69,431	66,809
Accumulated other comprehensive income	706	588
Total stockholders’ equity	126,262	111,111

Total liabilities and stockholders’ equity	$1,299,967	$1,021,422

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	Three months
	ended
	September 30,
(dollars in thousands)	2014	2013

INTEREST INCOME:
Loans	$12,225	$8,665
Investment securities	544	382
Mortgage-backed securities	415	88
Other interest-earning assets	34	30
Total interest income	13,218	9,165
INTEREST EXPENSE:
Deposits	1,601	1,449
Securities sold under agreements to repurchase	28	31
Advances from FHLB of Des Moines	339	256
Subordinated debt	121	56
Total interest expense	2,089	1,792
NET INTEREST INCOME	11,129	7,373
PROVISION FOR LOAN LOSSES	827	500
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,302	6,873
NONINTEREST INCOME:
Deposit account charges and related fees	812	575
Bank card interchange income	503	319
Loan late charges	97	54
Other loan fees	134	76
Net realized gains on sale of AFS securities	2	-
Earnings on bank owned life insurance	143	129
Other income	113	42
Total noninterest income	1,980	1,280
NONINTEREST EXPENSE:
Compensation and benefits	4,145	2,632
Occupancy and equipment, net	1,357	784
Deposit insurance premiums	162	98
Legal and professional fees	263	226
Advertising	131	101
Postage and office supplies	128	103
Intangible amortization	292	104
Bank card network expense	276	142
Other operating expense	848	377
Total noninterest expense	7,602	4,567
INCOME BEFORE INCOME TAXES	4,680	3,586
INCOME TAXES	1,381	1,023
NET INCOME	$3,299	$2,563
Less: dividend on preferred shares	50	50
Net income available to common shareholders	$3,249	$2,513

Basic earnings per common share	$0.91	$0.76
Diluted earnings per common share	$0.89	$0.74
Dividends per common share	$0.17	$0.16

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2014	2013

Net income	$3,299	$2,563
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	195	(1,095)
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	-	1
Tax benefit (expense)	(77)	405
Total other comprehensive income (loss)	118	(689)
Comprehensive income	$3,417	$1,874

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
	Three months ended
	September 30,
(dollars in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$3,299	$2,563
Items not requiring (providing) cash:
Depreciation	479	348
Gain on disposal of fixed assets	(4)	-
Stock option and stock grant expense	3	4
Amortization of intangible assets	292	104
Amortization of purchase accounting adjustments on FHLB advances and subordinated debt	(37)	-
Increase in cash surrender value of bank owned life insurance	(143)	(129)
Loss (Gain) on sale of foreclosed assets	8	(33)
Provision for loan losses	827	500
Net amortization of premiums and discounts on securities	206	126
Originations of loans held for sale	(1,922)	(3,451)
Proceeds from sales of loans held for sale	2,207	3,112
Gain on sales of loans held for sale	(178)	(85)
Changes in:
Accrued interest receivable	(654)	(387)
Prepaid expenses and other assets	1,526	186
Accounts payable and other liabilities	(751)	(402)
Deferred income taxes	(1)	(205)
Accrued interest payable	28	6
Net cash provided by operating activities	4,185	2,257
Cash flows from investing activities:
Net increase in loans	(29,098)	(31,224)
Net change in interest-bearing deposits	4,477	-
Proceeds from maturities of available for sale securities	4,700	3,252
Net purchases of Federal Home Loan Bank stock	(263)	(1,384)
Purchases of available-for-sale securities	-	(8,319)
Purchases of premises and equipment	(642)	(1,462)
Net cash received in acquisitions	3,221	-
Investments in state & federal tax credits	-	(1)
Proceeds from sale of fixed assets	4	-
Proceeds from sale of foreclosed assets	269	846
Net cash used in investing activities	(17,332)	(38,292)
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	2,226	(1,240)
Net increase in certificates of deposits	11,748	4,540
Net (decrease) in securities sold under agreements to repurchase	(1,448)	(6,399)
Proceeds from Federal Home Loan Bank advances	91,860	74,315
Repayments of Federal Home Loan Bank advances	(84,560)	(36,945)
Exercise of stock options	77	41
Dividends paid on preferred stock	(50)	(50)
Dividends paid on common stock	(627)	(527)
Net cash provided by financing activities	19,226	33,735
Increase (decrease) in cash and cash equivalents	6,079	(2,300)
Cash and cash equivalents at beginning of period	14,932	12,789
Cash and cash equivalents at end of period	$21,011	$10,489
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$116	$50
Conversion of loans to repossessed assets	10	22
Cash paid during the period for:
Interest (net of interest credited)	$607	$493
Income taxes	917	963

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2014, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Southern Bank and Peoples Bank of the Ozarks. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank and Peoples Bank of the Ozarks (the Banks). Substantially all of the Company’s consolidated revenues are derived from the operations of the Banks, and the Banks represent substantially all of the Company’s consolidated assets and liabilities.

The Banks are primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Banks and Company are subject to competition from other financial institutions. The Banks and Company are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Banks. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $10.1 million and $8.6 million at

September 30 and June 30, 2014, respectively. The deposits are held in various commercial banks with $1.1 million exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Federal Reserve Bank and Federal Home Loan Bank Stock. The Banks are members of the Federal Home Loan Bank (FHLB) system, and Southern Bank is a member of the Federal Reserve Bank of St. Louis. Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

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

Intangible Assets. . The Company’s intangible assets at September 30, 2014 included gross core deposit intangibles of $5.9 million with $1.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.6 million, and mortgage servicing rights of $49,000. At June 30, 2014, the Company’s intangible assets included gross core deposit intangibles of $2.9 million with $875,000 accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.5 million, and mortgage servicing rights of $38,000.  The Company’s core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $969,000 in fiscal 2015, $1.0 million in fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019 and $541,000 thereafter.

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

The Company files consolidated income tax returns with its subsidiaries.

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company and is recorded as an adjustment to additional paid in capital

Outside Directors’ Retirement. Southern Bank adopted a directors’ retirement plan in April 1994 for outside directors. The directors’ retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant’s vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant’s years of service on the Board.

In the event that the participant dies before collecting any or all of the benefits, Southern Bank shall pay the participant’s beneficiary. No benefits shall be payable to anyone other than the beneficiary, and benefits shall terminate on the death of the beneficiary.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage-backed securities:
U.S. government-sponsored enterprises (GSEs)	$23,915	$20	$(497)	$23,438
State and political subdivisions	42,885	1,946	(97)	44,734
Other securities	3,327	261	(705)	2,883
Mortgage-backed: GSE residential	85,537	423	(230)	85,730
Total investments and mortgage-backed securities	$155,664	$2,650	$(1,529)	$156,785

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage-backed securities:
U.S. government-sponsored enterprises (GSEs)	$24,607	$21	$(554)	$24,074
State and political subdivisions	43,632	1,856	(131)	45,356
Other securities	3,294	264	(918)	2,641
Mortgage-backed GSE residential	57,780	543	(207)	58,151
Total investments and mortgage-backed securities	$129,313	$2,684	$(1,810)	$130,222

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2014
		Estimated
	Amortized	Fair
(dollars in thousands)	Cost	Value
Available for Sale:
Within one year	$955	$956
After one year but less than five years	15,686	15,654
After five years but less than ten years	22,945	23,083
After ten years	30,541	31,312
Total investment securities	70,127	71,005
Mortgage-backed securities	85,537	85,730
Total investments and mortgage-backed securities	$155,664	$156,785

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2014:

	September 30, 2014
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$4,627	$82	$15,561	$415	$20,188	$497
Obligations of state and political subdivisions	1,621	12	4,028	85	5,649	97
Other securities	162	305	587	400	749	705
Mortgage-backed securities	43,710	83	2,714	147	46,424	230
Total investments and mortgage-backed securities	$50,120	$482	$22,890	$1,047	$73,010	$1,529

	June 30, 2014
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,676	$26	$18,451	$528	$21,128	$554
Obligations of state and political subdivisions	1,863	3	4,938	129	6,801	132
Other securities	476	2	532	915	1,008	917
Mortgage-backed securities	8,882	77	1,649	130	10,531	207
Total investments and mortgage-backed securities	$13,897	$108	$25,570	$1,702	$39,468	$1,810

Other securities. At September 30, 2014, there were three pooled trust preferred securities with an estimated fair value of $749,000 and unrealized losses of $700,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The September 30, 2014, cash flow analysis for the three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.5%; no recoveries on issuers currently in default; recoveries of 39 to 100 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK) for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

For the last of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. Pooled trust preferred securities  generally allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of three years. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2014.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of September 30, 2014, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of September 30, 2014, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company’s investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month periods ended September 30, 2014 and 2013.

	Accumulated Credit Losses
	Three-Month Period Ended
	September 30,
(dollars in thousands)	2014	2013
Credit losses on debt securities held
Beginning of period	$375	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(2)	-
End of period	$373	$375

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2014	June 30, 2014

Real Estate Loans:
Residential	$384,214	$303,901
Construction	57,767	40,738
Commercial	384,986	308,520
Consumer loans	47,352	35,223
Commercial loans	178,284	141,072
	1,052,603	829,454
Loans in process	(23,070)	(19,261)
Deferred loan fees, net	114	122
Allowance for loan losses	(10,110)	(9,259)
Total loans	$1,019,537	$801,056

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area, but made to borrowers who operate within the primary lending area. The majority of the multi-family residential loans that are originated by the Banks are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At September 30, 2014, construction loans outstanding included 38 loans, totaling $14.5 million, for which a modification had been agreed to. At June 30, 2014, construction loans outstanding included 31 loans, totaling $13.1 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30 and June 30, 2014, and activity in the allowance for loan losses for the three-month periods ended  September 30, 2014 and 2013:

	At period end and for the three months ended September 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	217	162	14	45	389	827
Losses charged off	(11)	-	-	(20)	-	(31)
Recoveries	8	-	18	26	3	55
Balance, end of period	$2,676	$517	$4,175	$570	$2,172	$10,110
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,676	$517	$4,175	$570	$2,172	$10,110
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$380,100	$32,050	$372,618	$47,156	$177,165	$1,009,089
Ending Balance: loans acquired with deteriorated credit quality	$4,114	$2,647	$12,368	$196	$1,119	$20,444

	For the three months ended September 30, 2013
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$1,810	$273	$3,603	$472	$2,229	$8,387
Provision charged to expense	161	17	196	30	95	499
Losses charged off	(14)	-	(61)	(8)	(13)	(96)
Recoveries	1	-	-	4	1	6
Balance, end of period	$1,958	$290	$3,738	$498	$2,312	$8,796
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$1,958	$290	$3,738	$498	$1,886	$8,370
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$426	$426

	June 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, end of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$302,111	$21,477	$307,253	$35,223	$140,957	$807,021
Ending Balance: loans acquired with deteriorated credit quality	$1,790	$-	$1,267	$-	$115	$3,172

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

Under the Company’s methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, which are collectively evaluated for impairment, and 2) all other loans which are individually evaluated. Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provision and charge offs are most likely to have a significant impact on operations.

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30, 2014 and June 30, 2014. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	September 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$378,111	$34,697	$371,754	$46,868	$176,404
Watch	2,188	-	6,193	70	279
Special Mention	-	-	-	-	-
Substandard	3,915	-	7,039	414	1,601
Doubtful	-	-	-	-	-
Total	$384,214	$34,697	$384,986	$47,352	$178,284

	June 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$300,926	$21,477	$303,853	$35,046	$140,138
Watch	301	-	1,014	40	362
Special Mention	-	-	-	-	-
Substandard	2,674	-	3,653	137	572
Doubtful	-	-	-	-	-
Total	$303,901	$21,477	$308,520	$35,223	$141,072

The above amounts include purchased credit impaired loans. At September 30, 2014, purchased credited impaired loans comprised $4.8 million of loans rated “Pass”; $7.0 million of loans rated “Watch”; no loans rated “Special Mention”; $8.6 million of loans rated “Substandard”; and no loans rated “Doubtful”. At June 30, 2014,  purchased credit impaired loans accounted for $409,000 of loans rated “Pass”; no loans rated “Watch”; no loans rated “Special Mention”; $2.7 million of loans rated “Substandard”; and no loans rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2014.

	September 30, 2014
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing

Real Estate Loans:
Residential	$1,144	$462	$357	$1,963	$382,251	$384,214	$15
Construction	113	131	-	244	34,453	34,697	-
Commercial	2,127	279	289	2,695	382,291	384,986	8
Consumer loans	194	113	26	333	47,019	47,352	-
Commercial loans	380	453	207	1,040	177,244	178,284	-
Total loans	$3,958	$1,438	$879	$6,275	$1,023,258	$1,029,533	$23

	June 30, 2014
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing

Real Estate Loans:
Residential	$1,119	$51	$451	$1,621	$302,280	$303,901	$106
Construction	65	-	-	65	21,412	21,477	-
Commercial	1,025	-	18	1,043	307,477	308,520	18
Consumer loans	204	30	34	268	34,955	35,223	6
Commercial loans	101	431	347	879	140,193	141,072	-
Total loans	$2,514	$512	$850	$3,876	$806,317	$810,193	$130

At September 30 there was one purchased credit impaired loan totaling $194,000 that was greater than 90 days past due and none at June 30, 2014.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2014. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2014
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Residential real estate	$8,030	$8,604	$-
Construction real estate	2,647	3,329	-
Commercial real estate	14,469	16,634	-
Consumer loans	196	207	-
Commercial loans	1,119	1,236	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$8,030	$8,604	$-
Construction real estate	$2,647	$3,329	$-
Commercial real estate	$14,469	$16,634	$-
Consumer loans	$196	$207	$-
Commercial loans	$1,119	$1,236	$-

	June 30, 2014
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Residential real estate	$1,790	$2,068	$-
Construction real estate	-	-	-
Commercial real estate	3,383	3,391	-
Consumer loans	-	-	-
Commercial loans	115	115	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$1,790	$2,068	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,383	$3,391	$-
Consumer loans	$-	$-	$-
Commercial loans	$115	$115	$-

The above amounts include purchased credit impaired loans. At September 30, 2014, purchased credit impaired loans accounted for $20.4 million of impaired loans without a specific valuation allowance; no loans with a specific valuation allowance; and $20.4 million of total impaired loans. At June 30, 2014, purchased credit impaired loans accounted for $3.2 million of impaired loans without a specific valuation allowance; no loans with a specific valuation allowance; and $3.2 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,952	$69
Construction Real Estate	1,324	50
Commercial Real Estate	6,818	189
Consumer Loans	98	3
Commercial Loans	617	14
Total Loans	$11,809	$325

	For the three-month period ended
	September 30, 2013
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,714	$64
Construction Real Estate	-	-
Commercial Real Estate	1,350	51
Consumer Loans	-	-
Commercial Loans	996	1
Total Loans	$4,060	$116

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2014 and 2013, was immaterial.

For the three-month period ended September 30, 2014, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $30,000,  as compared to $59,000, for the three-month period ended September 30, 2013.

The following table presents the Company’s nonaccrual loans at September 30 and June 30, 2014. The table excludes performing troubled debt restructurings.

(dollars in thousands)	September 30, 2014	June 30, 2014

Residential real estate	$639	$444
Construction real estate	-	-
Commercial real estate	2,074	673
Consumer loans	115	58
Commercial loans	97	91

Total loans	$2,925	$1,266

The above amounts include purchased credit impaired loans. At September 30 and June 30, 2014, these loans comprised $194,000 and $0 of nonaccrual loans, respectively.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.

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

During the three-month periods ended September 30, 2014 and 2013, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month period ended
	September 30, 2014		September 30, 2013
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$38
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	30
Consumer loans	-	-	-	-
Commercial loans	-	-	-	-
Total	-	$-	2	$68

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2014, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2014		September 30, 2013
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	11	$5,733	6	$1,727
Construction real estate	-	-	-	-
Commercial real estate	12	3,099	12	2,892
Consumer loans	-	-	-	-
Commercial loans	2	125	1	116
Total	25	$8,957	19	$4,735

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in transfers during the fiscal year ended June 30, 2011 and during the three months ended September 30, 2014. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2014. The amounts of these loans at September 30, 2014, are as follows:

(dollars in thousands)	September 30, 2014	June 30, 2014

Residential real estate	$4,688	$2,068
Construction real estate	3,329	-
Commercial real estate	14,529	1,276
Consumer loans	207	-
Commercial loans	1,236	115
Outstanding balance	$23,989	$3,459
Carrying amount, net of fair value adjustment of $3,549 and $287 at September 30, 2014 and June 30, 2014, respectively	$20,440	$3,172

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ending
(dollars in thousands)	September 30 2014	September 30, 2013

Balance at beginning of period	$380	$799
Additions	4	-
Accretion	(60)	(90)
Reclassification from nonaccretable difference	-	2
Disposals	-	-
Balance at end of period	$324	$711

During the three-month period ended September 30, 2014, the Company had no  increases to the allowance for loan losses by a charge to the income statement related to these purchased credit impaired loans. During the three -month period ended September 30, 2014, no allowance for loan losses related to these loans was reversed.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2014	June 30, 2014

Non-interest bearing accounts	$115,682	$68,113
NOW accounts	293,894	271,156
Money market deposit accounts	81,974	28,033
Savings accounts	113,585	95,327
Certificates	416,527	323,172
Total Deposit Accounts	$1,021,662	$785,801

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
(dollars in thousands except for per share data)	2014	2013

Net income	$3,299	$2,563
Dividend payable on preferred stock	50	50
Net income available to common shareholders	$3,249	$2,513

Average Common shares – outstanding basic	3,557	3,295
Stock options under treasury stock method	97,035	94,061
Average Common shares – outstanding diluted	3,653,971	3,389,104

Basic earnings per common share	$0.91	$0.76
Diluted earnings per common share	$0.89	$0.74

At September 30, 2014 and 2013, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2010. The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended
(dollars in thousands)	September 30, 2014	September 30, 2013
Income taxes
Current	$2,316	$1,263
Deferred	(935)	(240)
Total income tax provision	$1,381	$1,023

The components of net deferred tax assets (liabilities) are summarized as follows:

(dollars in thousands)	September 30, 2014	June 30, 2014
Deferred tax assets:
Provision for losses on loans	$4,049	$3,696
Accrued compensation and benefits	449	450
Other-than-temporary impairment on available for sale securities	140	141
NOL carry forwards acquired	853	853
Minimum Tax Credit	130	130
Unrealized loss on other real estate	38	38
Total deferred tax assets	5,659	5,308

Deferred tax liabilities:
FHLB stock dividends	135	157
Purchase accounting adjustments	702	1,533
Depreciation	762	767
Prepaid expenses	116	250
Unrealized gain on available for sale securities	413	336
Other	653	245
Total deferred tax liabilities	2,781	3,288
Net deferred tax (liability) asset	$2,878	$2,020

As of September 30 and June 30, 2014, the Company had approximately $2.3 million of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce and February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month period ended
(dollars in thousands)	September 30, 2014	September 30, 2013
Tax at statutory rate	$1,591	$1,220
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(131)	(129)
State tax, net of Federal benefit	120	81
Cash surrender value of Bank-owned life insurance	(49)	(44)
Tax credit benefits	(98)	(82)
Other, net	(53)	(23)
Actual provision	$1,381	$1,023

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Southern Bank 401(k) Retirement Plan (the Plan) covers substantially all Southern Bank employees who are at least 21 years of age and who have completed one year of service. The Plan provides a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2014; for fiscal 2015, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three-month period ended September 30, 2014, retirement plan expenses recognized for the Plan were approximately $166,000, as compared to $130,000 for the same period of the prior fiscal year.

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

In its August 2014 acquisition of Peoples Service Company, Inc. (Peoples), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The securities had been issued in 2005 by Peoples, bear interest at a floating rate based on LIBOR, and mature in 2035.

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Company’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Company’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Company’s level of QBSL. For the tenth calendar quarter through four and one half years after issuance, which includes the quarter ended September 30, 2014, the dividend rate will be fixed at one percent (1%), based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%), including a quarterly lending incentive fee of one-half percent (0.5%).

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

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares. As part of the 2008 TARP transaction, the Company issued a ten-year warrant to Treasury to purchase 114,326 shares of the Company’s common stock at an exercise price of $12.53 per share. Based on dividends paid out by the Company since the issuance of the warrant, it has been adjusted to now be exercisable for the purchase of 115,637 shares, at an exercise price of $12.39 per share. The Company has not repurchased the warrant, which is still held by Treasury.

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

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and June 30, 2013:

	Fair Value Measurements at September 30, 2014, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$23,438	$-	$23,438	$-
State and political subdivisions	44,734	-	44,734	-
Other securities	2,883	-	2,721	162
Mortgage-backed GSE residential	85,730	-	85,730	-

	Fair Value Measurements at June 30, 2014, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$24,074	$-	$24,074	$-
State and political subdivisions	45,356	-	45,356	-
Other securities	2,641	-	2,508	133
Mortgage-backed GSE residential	58,151	-	58,151	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2014.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-month periods ended September 30, 2014 and 2013:

	Three months ended
(dollars in thousands)	September 30, 2014	September 30, 2013

Available-for-sale securities, beginning of year	$133	$73
Total unrealized gain (loss) included in comprehensive income	29	18
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$162	$91

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2014:

Fair Value Measurements at September 30, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	3,813	-	-	3,813

Fair Value Measurements at June 30, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	2,977	-	-	2,977

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2014 and 2013:

	For the three months ended
(dollars in thousands)	September 30, 2014	September 30, 2013

Impaired loans (collateral dependent)	$-	$132
Foreclosed and repossessed assets held for sale	3	15
Total gains (losses) on assets measured on a non-recurring basis	$3	$147

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company’s $20.2 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at September 30, 2014, the Company utilized a real estate appraisal performed in the past 12 months to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $900,000. Older real estate appraisals were available for impaired loans with a carrying value of approximately $18.3 million. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at September 30, 2014	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$162	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	16.0% 1% annually 39.9% 1.1%
Nonrecurring Measurements
Foreclosed and repossessed assets	3,813	Third party appraisal	Marketability discount	0.0% - 76.4%	14.9%

	Fair value at June 30, 2014	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$133	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	16.0% 1% annually 38.8% 1.0%
Nonrecurring Measurements
Foreclosed and repossessed assets	2,977	Third party appraisal	Marketability discount	0.0% - 76.4%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2014.

	September 30, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$21,011	$21,011	$-	$-
Interest-bearing time deposits	7,128	-	7,128	-
Stock in FHLB	5,788	-	5,788	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	1,019,537	-	-	1,022,534
Accrued interest receivable	5,689	-	5,689	-
Financial liabilities
Deposits	1,021,662	605,408	-	416,006
Securities sold under agreements to repurchase	24,113	-	24,113	-
Advances from FHLB	108,751	67,200	43,453	-
Accrued interest payable	675	-	675	-
Subordinated debt	14,594	-	-	12,502
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$14,932	$14,932	$-	$-
Interest-bearing time deposits	1,655	-	1,655	-
Stock in FHLB	4,569	-	4,569	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	801,056	-	-	805,543
Accrued interest receivable	4,402	-	4,402	-
Financial liabilities
Deposits	785,801	462,629	-	323,512
Securities sold under agreements to repurchase	25,561	-	25,561	-
Advances from FHLB	85,472	59,900	27,714	-
Accrued interest payable	570	-	570	-
Subordinated debt	9,727	-	-	8,059
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company and its subsidiary, the Peoples Bank of the Ozarks, Nixa, Missouri (herein collectively, “Peoples Bank”).  Peoples Bank will be merged into the Company’s existing bank subsidiary, Southern Bank, late in the fourth quarter of calendar 2014.  The conversion of data systems for the Peoples Bank operations is expected to take place at that time. The Company acquired Peoples Bank primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through September 30, 2014, the Company incurred $277,000 in third-party acquisition-related costs. Expenses totaling $127,000 are included in noninterest expense in the Company’s consolidated statement of income for the three months ended September 30, 2014, compared to $0 at September 30, 2013.   Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition.  The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples Bank. Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$12,094
Common stock, at fair value	12,331
Total consideration	$24,425

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and Cash equivalents	$18,236
Intereset bearing time deposits	9,950
Investment Securities	31,257
Loans	190,445
Premises and equipment	11,785
Identifiable intangible assets	3,000
Miscellaneous other assets	4,067

Deposits	(221,887)
Advances from FHLB	(16,038)
Subordinated debt	(4,844)
Miscellaneous other liabilities	(1,558)
Notes Payable	(2,921)
Total identifiable net assets	21,492
Goodwill	$2,933

The following unaudited pro forma condensed financial information presents the results of operations of the company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period:

	Three months ended
	September 30,
(dollars in thousands, except per share data)	2014	2013

Interest income	$14,394	$12,285
Interest expense	2,190	2,180
Net interest income	12,205	10,105
Provision for loan losses	827	500
Noninterest income	1,978	1,655
Noninterest expense	9,388	6,824
Income before income taxes	3,968	4,437
Income taxes	1,301	1,339
Net income	2,667	3,097
Dividends on preferred shares	50	50
Net income available to common stockholders	$2,617	$3,047

Earnings per share
Basic	$0.71	$0.84
Diluted	$0.69	$0.82

Basic weighted average shares outstanding	3,688,526	3,640,936
Diluted weighted average shares outstanding	3,785,561	3,734,997

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the company as of and after the business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank and Peoples Bank of the Ozarks (the Banks). The Company’s earnings are primarily dependent on the operations of the Banks. As a result, the following discussion relates primarily to the operations of the Banks. The Banks’ deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). As of September 30, 2014, the Banks conduct business through Southern Bank’s home office located in Poplar Bluff, 22 full service offices, and two limited service offices located in in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, Springfield, Thayer (2), West Plains, and Alton, Missouri, and Paragould, Jonesboro (2), Brookland, Batesville, Searcy, Bald Knob (2), and Bradford, Arkansas; and Peoples Bank of the Ozarks’ home office located in Nixa, and nine full service branch facilities in Nixa, Fremont Hills, Ozark, Springfield (2), Republic, Clever, Forsyth, and Kimberling City.

The significant accounting policies followed by Southern Missouri Bancorp, Inc. and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

The consolidated balance sheet of the Company as of June 30, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2014, and results of operations for the three-month periods ended September 30, 2014 and 2013.

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

These measures indicate what net income available to common shareholders, return on average assets, return on average common equity, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Fiscal 2011 Acquisition), as well as the August 5, 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the Peoples Acquisition). Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period.  Other acquisitions, with smaller acquired loan portfolios, resulted in less variation between GAAP and what management believes to be core operating results.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended
(dollars in thousands)	September 30, 2014	September 30, 2013

Net income available to common stockholders	$3,249	$2,513
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	311	127
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	$2,938	$2,386

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended
	September 30, 2014	September 30, 2013

Return on average assets	1.09%	1.27%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.10%	0.06%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	0.99%	1.21%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended
	September 30, 2014	September 30, 2013

Return on average common equity	13.16%	12.23%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	1.26%	0.62%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition, net of tax	11.90%	11.61%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the acquisition:

	For the three months ended
	September 30, 2014	September 30, 2013

Net interest margin	3.93%	3.90%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.18%	0.11%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.75%	3.79%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2014 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 58 in the Company’s 2014 Annual Report.

Recent Events

On August 5, 2014, the Company acquired Peoples Service Company (PSC) and its banking subsidiary, Peoples Bank of the Ozarks (Peoples), in a stock and cash transaction (the Peoples Acquisition). The acquired financial institution is expected to be merged with and into Southern Bank in December 2014. Net of purchase accounting adjustments to the acquired balance sheet, the acquired entity had assets of $270 million, loans of $190 million, and deposits of $222 million.

Executive Summary

During fiscal 2014, the Company closed on its acquisition of the Bank of Thayer in October 2013, and the acquisition of Citizens State Bank in February 2014 (collectively, the “Fiscal 2014 Acquisitions”). Along with the Peoples Acquisition, described above, the Fiscal 2014 Acquisitions impacted our reported results through a larger average balance sheet, and increased noninterest income and noninterest expense.

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

During the first three months of fiscal 2015, we grew our balance sheet by $278.5 million. Balance sheet growth was primarily due to the Peoples Acquisition. Loans increased $218.5 million, of which the Peoples Acquisition accounted for $190.4 million. Available-for-sale investments increased $26.6 million, primarily due to the Peoples Acquisition, which provided $31.2 million in securities. Cash equivalents and time deposits increased $11.6 million, fixed assets increased $11.9 million, intangible assets increased $5.7 million, and other assets increased $3.1 million, all due primarily to the Peoples Acquisition. Deposits increased $235.9 million, attributable primarily to the Peoples Acquisition, which provided $221.9 million in deposit balances. Securities sold under agreements to repurchase decreased $1.4 million. Advances from the Federal Home Loan Bank (FHLB) increased $23.3 million, with $16.0 million attributable to the Peoples Acquisition. Subordinated debt increased $4.9 million, attributable to the Peoples Acquisition. Equity increased $15.2 million, primarily as a result of additional shares issued in the Peoples Acquisition, as well as retention of net income.

Net income for the first three months of fiscal 2015 was $3.3 million, an increase of $736,000, or 28.7% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $50,000, net earnings available to common shareholders were $3.2 million in the three-month period ended September 30, 2014, an increase of 29.3% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of an increase in net interest income and noninterest income, partially offset by increases in non-interest expense, provision for income taxes, and provision for loan losses. Diluted net income available to common shareholders was $0.89 per share for the first three months of fiscal 2015, as compared to $0.74 per share for the same period of the prior fiscal year. The increase was attributable to the increased net income available to common shareholders, partially offset by an increase in the average number of common shares outstanding. For the first three months of fiscal 2015, net interest income increased $3.8 million, or 50.9%; noninterest income increased $702,000, or 54.8%; noninterest expense increased $3.0 million, or 66.4%; provision for income taxes increased $358,000, or 34.9%; and provision for loan losses increased $327,000, or 65.6%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2015 remained relatively low by historical standards, but were up from the lower yields seen in the comparable period of the prior fiscal year. Yields were up slightly on the shortest-term securities, as expectations built that the Federal Reserve’s Open Market Committee (FOMC) was poised to raise overnight borrowing costs in mid-2015. On medium-term securities, rates moved to a slightly higher range, but on longer-term securities, yields actually decreased, flattening the yield curve. Our average yield on earning assets decreased, primarily due to reinvestment at relatively low market rates (see “Results of Operations: Comparison of the three-month periods ended September 30, 2014 and 2013 – Net Interest Income”). A flat or flattening yield curve is generally detrimental to the Company, but the curve remained reasonably steep by historical comparisons. In December 2008, the FOMC cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries. A second securities purchase program focused on US Treasuries. A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio. For 2013, the FOMC extended its quantitative easing by making purchases of approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities. In December 2013, the FOMC began reducing those purchases by $10 billion per month, continued reducing those purchases by $10 billion per month at each successive meeting through 2014, and announced in late October 2014 that the program would be concluded. It also indicated that it expects to hold short-term rate policy low for a considerable period.

Our net interest margin improved slightly when comparing the first three months of fiscal 2015 to the same period of the prior fiscal year.  The improvement was attributable to purchase accounting adjustments related to the Peoples Acquisition, which was partially offset by the diminishing impact of similar adjustments resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Fiscal 2011 Acquisition). In both acquisitions, the Company acquired loans at a material discount. Net interest income resulting from the accretion of those discounts (and smaller premiums on acquired time deposits) in the first three months of fiscal 2015 increased to $498,000, as compared to $204,000 in the first three months of fiscal 2014. This increase equates to a seven basis point increase in the net interest margin. The

Company expects that as the acquired loan portfolios pay down, the positive impact on net interest income of discount accretion resulting from these acquisitions will be reduced; in the immediate term, a full-quarter’s impact of the purchase accounting benefits from the Peoples Acquisition could somewhat increase this benefit in the second quarter of the Company’s fiscal 2015 year. Our core net interest margin, excluding this income, decreased to 3.75% in the current three-month period, as compared to 3.79% in the prior year’s three-month period, primarily as a result of lower market rates and a lower percentage of the Company’s interest-earning assets being held in the loan portfolio, which generally provides a better yield than cash equivalents or available for sale securities.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2014, noninterest income increased $702,000, or 54.8%, as compared to the same period of the prior fiscal year, attributable to increased collection of deposit account service charges and fees, increased gains on secondary market loan sales, loan origination fees, and higher bank card interchange revenues. The increased deposit account service charges, network interchange revenues, and gains on secondary market loan sales were due primarily to the Fiscal 2014 Acquisitions and the Peoples Acquisition. Noninterest expense for the three-month period ended September 30, 2014, increased $3.0 million, or 66.4%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher employee compensation and benefits, occupancy expenses, amortization of core deposit intangibles, bank card network expense, supplies and postage, and telecommunications, all of which were attributable primarily to the Fiscal 2014 Acquisitions and the Peoples Acquisition.

We expect, over time, to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model, although we expect that the integration of operations from the Peoples Acquisition and the Fiscal 2014 Acquisitions will be our focus for the near-term.

Comparison of Financial Condition at September 30 and June 30, 2014

The Company experienced balance sheet growth in the first three months of fiscal 2015, with total assets increasing $278.5 million, or 27.3%, to $1.3 billion at September 30, 2014, as compared to $1.0 billion at June 30, 2014. Balance sheet growth was primarily due to the Peoples Acquisition, as well as organic loan growth. Balance sheet growth was funded primarily with acquired deposit balances, deposit growth (including brokered deposits), assumed FHLB advances, and increased overnight FHLB funding.

Available-for-sale investments increased $26.6 million, or 20.4%, to $156.8 million at September 30, 2014, as compared to $130.2 million at June 30, 2014. The increase was attributable to the Peoples Acquisition, which included $31.2 million in AFS securities balances, consisting primarily of mortgage-backed securities. Cash equivalents and time deposits increased $11.6 million, or 69.6%, as compared to June 30, 2014, primarily as a result of the Peoples Acquisition.

Loans, net of the allowance for loan losses, increased $218.5 million, or 27.3%, to $1.0 billion at September 30, 2014, as compared to $801.1 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $190.4 million in loans, at fair value. Including acquired loans, the increase in balance consisted primarily of commercial real estate, residential real estate, commercial, construction, and consumer loans. Organic growth consisted primarily of commercial loans (including seasonal advances on agricultural operating lines), residential real estate (predominantly multifamily), and construction loans, partially offset by a decline in legacy commercial real estate loans.

Deposits increased $235.9 million, or 30.0%, to $1.0 billion at September 30, 2014, as compared to $785.8 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $221.9 million in deposits, at fair value. Including assumed deposits, the increase consisted primarily of certificates of deposit, money market deposit accounts, noninterest-bearing transaction accounts, savings accounts, and interest-bearing transaction accounts.

FHLB advances were $108.8 million at September 30, 2014, an increase of $23.3 million, or 27.2%, as compared to $85.5 million at June 30, 2014. The increase was attributable primarily to the assumption of $16.0 million in advances, at fair value, in the Peoples Acquisition, as well as the use of overnight borrowings to fund asset growth. Securities sold under agreements to repurchase totaled $24.1 million at September 30, 2014, as compared to $25.6 million at June 30, 2014, a decrease of 5.7%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company’s stockholders’ equity increased $15.2 million, or 13.6%, to $126.3 million at September 30, 2014, from $111.1 million at June 30, 2014. The increase was due primarily to the issuance of shares in the Peoples Acquisition, as well as retention of net income, and an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2014 and 2013

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
(dollars in thousands)
Interest earning assets:
Mortgage loans (1)	$753,165	$9,581	5.09	$500,502	$6,445	5.15
Other loans (1)	196,895	2,644	5.37	162,993	2,220	5.45
Total net loans	950,060	12,225	5.15	663,495	8,665	5.22
Mortgage-backed securities	76,975	415	2.16	18,094	88	1.95
Investment securities (2)	79,197	544	2.74	68,627	382	2.23
Other interest earning assets	27,326	34	0.48	6,010	30	2.00
Total interest earning assets (1)	1,133,558	13,218	4.66	756,226	9,165	4.85
Other noninterest earning assets (3)	76,860	-		47,916	-
Total assets	$1,210,418	$13,218		$804,142	$9,165

Interest bearing liabilities:
Savings accounts	$119,551	98	0.33	$83,247	72	0.35
NOW accounts	275,336	555	0.81	208,753	470	0.90
Money market deposit accounts	63,154	45	0.29	22,057	40	0.73
Certificates of deposit	375,437	903	0.96	275,274	867	1.26
Total interest bearing deposits	833,478	1,601	0.77	589,331	1,449	0.98
Borrowings:
Securities sold under agreements to repurchase	24,599	28	0.46	22,868	31	0.54
FHLB advances	119,043	339	1.14	36,745	256	2.79
Subordinated debt	12,569	121	3.85	7,217	56	3.10
Total interest bearing liabilities	989,689	2,089	0.84	656,161	1,792	1.09
Noninterest bearing demand deposits	99,879	-		45,238	-
Other noninterest bearing liabilities	2,086	-		549	-
Total liabilities	1,091,654	2,089		701,948	1,792
Stockholders’ equity	118,764	-		102,194	-
Total liabilities and stockholders' equity	$1,210,418	$2,089		$804,142	$1,792

Net interest income		$11,129			$7,373

Interest rate spread (4)			3.82%			3.76%
Net interest margin (5)			3.93%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.54%			115.25%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)      Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $27.9 million and $19.2 million, respectively, for the three-month period ended September 30, 2014, as compared to $18.2 million and $16.5 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three-month periods ended September 30, 2014. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2014
	Compared to three-month period
	ended September 30, 2013, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(126)	$3,742	$(56)	$3,560
Mortgage-backed securities	10	286	31	327
Investment securities (2)	62	63	36	161
Other interest-earning deposits	4	11	(12)	3
Total net change in income on
interest-earning assets	(50)	4,102	(1)	4,051

Interest-bearing liabilities:
Deposits	(282)	573	(139)	152
Securities sold under
agreements to repurchase	(6)	2	1	(43)
Subordinated debt	14	41	10	65
FHLB advances	(152)	574	(339)	83
Total net change in expense on
interest-bearing liabilities	(426)	1,190	(467)	297
Net change in net interest income	$376	$2,912	$466	$3,754

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2014 and 2013

General. Net income for the three-month period ended September 30, 2014, was $3.3 million, an increase of $736,000, or 28.7%, as compared to the same period of the prior fiscal year.  After preferred dividends of $50,000 paid in each of the three-month periods ended September 30, 2014 and 2013, net income available to common shareholders was $3.2 million, an increase of $736,000, or 29.3%, as compared to the $2.6 million in net income available to common shareholders in the same period of the prior fiscal year.

For the three-month period ended September 30, 2014, basic and fully-diluted net income per share available to common shareholders was $0.91 and $0.89, respectively, increases of $0.15, or 19.7% and 20.3% respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the three-month period ended September 30, 2014, was 1.09%, as compared to 1.27% for the same period of the prior fiscal year. For the three-month period ended September 30, 2014, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 0.99%, as compared to 1.21% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2014, was 13.2%, as compared to 12.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2014, was $11.1 million, an increase of $3.8 million, or 50.9%, as compared to the same period of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was $108,000 and $390,000, respectively, in the current three-month period, as compared to $204,000 and $0, respectively, in the same period of the prior fiscal year.

Our net interest margin for the three-month period ended September 30, 2014, determined by dividing annualized net interest income by total average interest-earning assets, was 3.93%, as compared to 3.90% in the same period of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 3.75% for the three -month period ended September 30, 2014, as compared to 3.79% for the same period of the prior fiscal year. Our average net interest rate spread for the three-month period ended September 30, 2014, was 3.82%, as compared to 3.76% for the same period of the prior fiscal year.

For the three-month period ended September 30, 2014,  the improvement in net interest rate spread, compared to the same period a year ago, resulted from a 25 basis point decrease in the average cost of interest-bearing liabilities,  partially offset by a 19 basis point decrease in the average yield on interest-earning assets. This general decline in yields earned and rates paid was attributable to the continued low rate environment; however, the Company saw an increase in net interest income generated from accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits due to the Peoples Acquisition which closed in early August 2014. Our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, resulted in an increase of $377.3 million, or 49.9%, in the average balance of interest-earning assets, when comparing the three-month period ended September 30, 2014, with the same period of the prior fiscal year.

Interest Income. Total interest income for the three-month period ended September 30, 2014, was $13.2 million, an increase of $4.1 million, or 44.2%, as compared to the same period of the prior fiscal year. The increase was attributed to a 49.9% increase in the average balance of interest-earning assets, partially offset by a 19 basis point decline in the average yield earned on interest-earning assets, as compared to the same periods of the prior fiscal year. Increased average balances were attributed to our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, while the decline in yield on interest-earning assets was attributable to the continued low rate environment, but was partially offset by an increase in interest income generated from accretion of fair value discount on acquired loans, resulting from the Peoples Acquisition, which closed in early August 2014.

Interest Expense. Total interest expense for the three-month period ended September 30, 2014 was $2.1 million, an increase of $298,000, or 16.6%, as compared to the same period of the prior fiscal year, attributable to the $333.5 million, or 50.8%, increase in the average balance of interest-bearing liabilities, partially offset by the 25 basis point decline in the average cost of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The growth in average balances was attributed to our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, while the decline in the average cost of interest-bearing liabilities was attributed to the continued low rate environment, as well as a higher percentage of funding obtained through relatively low-costing overnight advances from the FHLB.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2014, was $827,000, as compared to $500,000 in the same period of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three-month period represented an annualized charge of .35%, while net recoveries for the same period were .01%, annualized. During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented an annualized charge of .30%, while net charge offs were .05%, annualized. The increase was attributable to growth during the current fiscal year in the loan portfolio.  (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended September 30, 2014, was $2.0 million, an increase of $702,000, or 54.8%, as compared to the same period of the prior fiscal year. The increase was the result of increased deposit account charges and fees, increased bank card interchange income, gains on sales of residential loans into the secondary market, increased loan fees and late charges, all of which were attributable in  large part to the Fiscal 2014 Acquisitions and the Peoples Acquisition.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2014, was $7.6 million, an increase of $3.0 million, or 66.4%, as compared to the same period of the prior fiscal year. The increase in noninterest expense was the result of employee compensation and benefits, occupancy, amortization of core deposit intangibles resulting from the Fiscal 2014 Acquisitions and the Peoples Acquisition, bank card network expense, deposit insurance premiums, supplies, postage, and other operating expenses resulting from the larger operation following the Fiscal 2014 Acquisitions and the Peoples Acquisition. The

current period included $128,000 in merger-related charges, as compared to $125,000 in comparable expenses in the same period of the prior fiscal year.  The efficiency ratio, excluding securities gains or losses, for the three-month period ended September 30, 2014, was 58.0%, as compared to 52.8%, for the same period of the prior fiscal year. The deterioration resulted from an increase of 66.4% in noninterest expense, partially offset by a combined 51.5% in net interest income and noninterest income, and was attributable primarily to the Fiscal 2014 Acquisitions and the Peoples Acquisition, as the Company has not yet realized all of the expected cost savings from the acquired entities’ operations.

Income Taxes. Provision for income taxes for the three-month period ended September 30, 2014, was $1.4 million, an increase of $358,000, or 34.9%, as compared to the same period of the prior fiscal year. The increase was attributed to higher pre-tax income, as well as an increase in the effective tax rate, to 29.5% in the current three-month period, as compared to 28.5% in the same period of the prior fiscal year. The increase in the rate was attributed to the increase in pre-tax income, which outpaced new tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2014 and 2013:

	Three months ended
	September 30,
(dollars in thousands)	2014	2013

Balance, beginning of period	$9,259	$8,386
Loans charged off:
Residential real estate	(11)	(14)
Construction	-	-
Commercial business	-	(13)
Commercial real estate	-	(61)
Consumer	(20)	(8)
Gross charged off loans	(31)	(96)
Recoveries of loans previously charged off:
Residential real estate	8	1
Construction	-	-
Commercial business	3	1
Commercial real estate	18	-
Consumer	26	4
Gross recoveries of charged off loans	55	6
Net recoveries (charge offs)	24	(90)
Provision charged to expense	827	500
Balance, end of period	$10,110	$8,796

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $851,000 to $10.1 million at September 30, 2014, from $9.3 million at June 30, 2014. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at September 30, 2014.

At September 30, 2014, the Company had loans of $13.0 million, or 1.26% of total  loans, adversely classified ($13.0 million classified “substandard”; none classified “doubtful” or “loss”), as compared to loans of $7.0 million, or 0.87% of total loans, adversely classified ($7.0 million classified “substandard”; none classified “doubtful” or “loss”) at June 30, 2014, and $5.5 million, or 0.80% of total loans, adversely classified ($5.5 million classified “substandard”; none classified “doubtful” or “loss”) at September 30, 2013. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.9 million at September 30, 2014. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $3.9 million at June 30, 2014, to $6.3 million at September 30, 2014.  The increase was attributable primarily  to the Peoples Acquisition, partially offset by a small decrease in the legacy operations.

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

The following table sets forth the Company’s historical net charge offs as of September 30 and June 30, 2014:

	September 30, 2014	June 30, 2014
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.05%	0.06%
Construction	0.00%	0.00%
Commercial	0.01%	0.03%
Consumer loans	0.19%	0.26%
Commercial loans	0.29%	0.44%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At September 30, 2014, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended September 30, 2014	Qualitative factor applied at fiscal year ended June 30, 2014
Real estate loans:
Residential	0.77%	0.78%
Construction	1.75%	1.67%
Commercial	1.31%	1.33%
Consumer loans	1.27%	1.39%
Commercial loans	1.28%	1.29%

At September 30, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $9.1 million, as compared to $8.6 million at June 30, 2014. The relatively small change in qualitative factors was attributed to stable credit quality, classifications, and delinquencies within the legacy portfolio.

While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio and potential changes in market conditions, our level of nonperforming assets and resulting charge offs may fluctuate. Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	September 30, 2014	June 30, 2014	September 30, 2013
Nonaccruing loans:
Residential real estate	$639	$444	$184
Construction	-	-	-
Commercial real estate	2,074	673	125
Consumer	115	58	22
Commercial business	97	91	822
Total	2,925	1,266	1,153

Loans 90 days past due
accruing interest:
Residential real estate	15	106	-
Commercial real estate	8	18	-
Consumer	-	6	-
Commercial business	-	-	-
Total	23	130	-

Total nonperforming loans	2,948	1,396	1,153

Nonperforming investments	-	-	125
Foreclosed assets held for sale:
Real estate owned	3,804	2,912	2,292
Other nonperforming assets	9	65	44
Total nonperforming assets	$6,761	$4,373	$3,614

At September 30, 2014, troubled debt restructurings (TDRs) totaled $9.3 million, of which $279,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $9.0 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2014, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2014, troubled debt restructurings (TDRs) totaled $5.1 million, of which $300,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $4.8 million in TDRs at June 30, 2014, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2014, nonperforming assets totaled $6.8 million, as compared to $4.4 million at June 30, 2014, and $3.6 million at September 30, 2013. The increase in nonperforming assets from fiscal year end was attributed to $1.7 million in nonaccrual loans (at fair value) and $1.0 million in foreclosed real estate obtained in the Peoples Acquisition.

Liquidity Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loans purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operations. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions, and loan and security prepayment rates are significantly influenced by factors outside of the Banks’ control, including interest rates, general and local economic conditions and competition in the marketplace. The Banks rely on FHLB advances and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.

At September 30, 2014, the Company had outstanding commitments and approvals to extend credit of approximately $171.9 million (including $118.4 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2014, the Banks had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $323.9 million, of which $107.7 million had been advanced. The Banks have the ability to pledge several of their other loan portfolios, including, for example, their commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $458.7 million, subject to available collateral. Also, at September 30, 2014, the Banks had pledged a total of $135.8 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $110.8 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Company and Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company and the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company and Banks’ regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of September 30, 2014, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule includes a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and includes a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule creates a capital conservation buffer of 2.5% of risk-weighted assets, and prohibits banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Banks will begin January 1, 2015. Other changes include revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of September 30, 2014, the most recent notification from the Federal banking agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category.

The tables below summarize the Company and Banks’ actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$141,000	14.39%	$78,221	8.00%	n/a	n/a
Southern Bank	108,000	13.58%	63,499	8.00%	79,374	10.00%
Peoples Bank	27,000	15.29%	14,268	8.00%	17,835	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	131,000	13.35%	39,111	4.00%	n/a	n/a
Southern Bank	98,000	12.33%	31,749	4.00%	47,624	6.00%
Peoples Bank	27,000	15.08%	7,134	4.00%	10,701	6.00%
Tier I Capital (to Average Assets)
Consolidated	131,000	10.87%	48,033	4.00%	n/a	n/a
Southern Bank	98,000	9.55%	41,006	4.00%	51,257	5.00%
Peoples Bank	27,000	10.06%	10,694	4.00%	13,368	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$125,930	16.38%	$61,522	8.00%	n/a	n/a
Southern Bank	114,811	15.07%	60,968	8.00%	76,211	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,314	15.12%	30,762	4.00%	n/a	n/a
Southern Bank	105,281	13.81%	30,484	4.00%	45,726	6.00%
Tier I Capital (to Average Assets)
Consolidated	116,314	11.71%	39,743	4.00%	n/a	n/a
Southern Bank	105,281	10.69%	39,379	4.00%	49,224	5.00%

PART I: Item 3:  Quantitative and Qualitative Disclosures About Market Risk
SOUTHERN MISSOURI BANCORP, INC.

Asset and Liability Management and Market Risk

The goal of the Company’s asset/liability management strategy is to manage the interest rate sensitivity of both interest-earning assets and interest-bearing liabilities in order to maximize net interest income without exposing the Banks to an excessive level of interest rate risk. The Company employs various strategies intended to manage the potential effect that changing interest rates may have on future operating results. The primary asset/liability management strategy has been to focus on matching the anticipated re-pricing intervals of interest-earning assets and interest-bearing liabilities. At times, however, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to maintain its net interest margin.

In an effort to manage the interest rate risk resulting from fixed rate lending, the Banks have utilized longer term FHLB advances (with maturities up to ten years), subject to early redemptions and fixed terms. Other elements of the Company’s current asset/liability strategy include (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) actively soliciting less rate-sensitive deposits, including aggressive use of the Company’s “rewards checking” product, and (iii) offering competitively-priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2015, fixed rate 1- to 4-family residential loan production totaled $10.4 million, as compared to $6.7 million during the same period of the prior fiscal year. At September 30, 2014, the fixed rate residential loan portfolio was $147.6 million with a weighted average maturity of 127 months, as compared to $88.5 million at September 30, 2013, with a weighted average maturity of 188 months. The Company originated $10.8 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2014, as compared to $9.2 million during the same period of the prior fiscal year. At September 30, 2014, fixed rate loans with remaining maturities in excess of 10 years totaled $44.3 million, or 4.3% of net loans receivable, as compared to $52.4 million, or 7.7% of net loans receivable at September 30, 2013. The Company originated $28.3 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2014, as compared to $21.3 million during the same period of the prior fiscal year.  The Company also originated $13.9 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2014, as compared to $18.5 million during the same period of the prior fiscal year. At September 30, 2014, adjustable-rate home equity lines of credit increased to $22.5 million, as compared to $17.0 million at September 30, 2013. At September 30, 2014, the Company’s investment portfolio had an expected weighted-average life of 4.3 years, compared to 4.4 years at September 30, 2013. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2014, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2014
				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$102,951	(24,628)	-19%	8.04%	-1.67%
+200	111,835	(15,744)	-12%	8.65%	-1.05%
+100	118,773	(8,806)	-7%	9.12%	-0.59%
NC	127,579	-	-	9.71%	-
-100	140,729	13,150	10%	10.58%	0.88%
-200	154,462	26,884	21%	11.48%	1.78%
-300	166,500	38,921	31%	12.26%	2.55%

June 30, 2014
				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,966	(20,788)	-189%	9.32%	-1.77%
+200	101,125	(13,628)	-12%	9.95%	-1.15%
+100	107,345	(7,409)	-6%	10.48%	-0.62%
NC	114,754	-	-	11.10%	-
-100	123,482	8,728	8%	13.49%	0.74%
-200	132,190	17,436	15%	13.96%	1.48%
-300	140,398	25,644	22%	14.47%	2.17%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Banks’ loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Banks’ NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Banks’ portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Banks’ Boards of Directors (the “Boards”) are responsible for reviewing the Banks’ asset and liability policies. The Boards’ Asset/Liability Committees meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Banks’ management is responsible for administering the policies and determinations of the Boards with respect to the Banks’ asset and liability goals and strategies.

PART I: Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information
SOUTHERN MISSOURI BANCORP, INC.

Item 1:  Legal Proceedings

In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company’s financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks' business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s ordinary business, the Company is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company.

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2014 thru 7/31/2014	-	-	-	-
8/1/2014 thru 8/31/2014	-	-	-	-
9/1/2014 thru 9/30/2014	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	3 (a)	Articles of Incorporation of the Registrant+
	3 (b)	Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A++
	3 (c)	Bylaws of the Registrant+++
	4	Form of Stock Certificate of Southern Missouri Bancorp++++
	10	Material Contracts
		(a)	Registrant’s 2008 Equity Incentive Plan+++++
		(b)	Registrant’s 2003 Stock Option and Incentive Plan++++++
		(c)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++
		(d)	Employment Agreements
			(i)	Greg A. Steffens*
		(e)	Director’s Retirement Agreements
			(i)	Sammy A. Schalk**
			(ii)	Ronnie D. Black**
			(iii)	L. Douglas Bagby**
			(iv)	Rebecca McLane Brooks***
			(v)	Charles R. Love***
			(vi)	Charles R. Moffitt***
			(vii)	Dennis Robison****
			(viii)	David Tooley*****
			(ix)	Todd E. Hensley
		(f)	Tax Sharing Agreement***
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification
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

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant’s definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant’s definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 10, 2014	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)