Form 10-Q/A
period 2014-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2014-11-17
CIK 916907

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 of Southern Missouri Bancorp, Inc. (the “Company”).  The purpose of this Amendment No. 1 is to correct the condensed consolidated statements of income for the three months ended September 30, 2014 and 2013 by changing the item “Net realized gains on sale of AFS securities” to “Net realized gains on sale of loans” and inserting the dollar amounts for that corrected item, to correct several other clerical errors in the report and to include as an exhibit a copy of the amendment to the Company’s articles of incorporation that was approved at the Company’s annual meeting of shareholders held on October 27, 2014.

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q/A

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

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	Three months
	ended
	September 30,
(dollars in thousands)	2014	2013

INTEREST INCOME:
Loans	$12,225	$8,665
Investment securities	544	382
Mortgage-backed securities	415	88
Other interest-earning assets	34	30
Total interest income	13,218	9,165
INTEREST EXPENSE:
Deposits	1,601	1,449
Securities sold under agreements to repurchase	28	31
Advances from FHLB of Des Moines	339	256
Subordinated debt	121	56
Total interest expense	2,089	1,792
NET INTEREST INCOME	11,129	7,373
PROVISION FOR LOAN LOSSES	827	500
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,302	6,873
NONINTEREST INCOME:
Deposit account charges and related fees	812	575
Bank card interchange income	503	319
Loan late charges	97	54
Other loan fees	134	76
Net realized gains on sale of loans	178	85
Earnings on bank owned life insurance	143	129
Other income	113	42
Total noninterest income	1,980	1,280
NONINTEREST EXPENSE:
Compensation and benefits	4,145	2,632
Occupancy and equipment, net	1,357	784
Deposit insurance premiums	162	98
Legal and professional fees	263	226
Advertising	131	101
Postage and office supplies	128	103
Intangible amortization	292	104
Bank card network expense	276	142
Other operating expense	848	377
Total noninterest expense	7,602	4,567
INCOME BEFORE INCOME TAXES	4,680	3,586
INCOME TAXES	1,381	1,023
NET INCOME	$3,299	$2,563
Less: dividend on preferred shares	50	50
Net income available to common shareholders	$3,249	$2,513

Basic earnings per common share	$0.91	$0.76
Diluted earnings per common share	$0.89	$0.74
Dividends per common share	$0.17	$0.16

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

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
	Three months ended
	September 30,
(dollars in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$3,299	$2,563
Items not requiring (providing) cash:
Depreciation	479	348
Gain on disposal of fixed assets	(4)	-
Stock option and stock grant expense	3	4
Amortization of intangible assets	292	104
Amortization of purchase accounting adjustments on FHLB advances and subordinated debt	(37)	-
Increase in cash surrender value of bank owned life insurance	(143)	(129)
Loss (Gain) on sale of foreclosed assets	8	(33)
Provision for loan losses	827	500
Net amortization of premiums and discounts on securities	206	126
Originations of loans held for sale	(1,922)	(3,451)
Proceeds from sales of loans held for sale	2,207	3,112
Gain on sales of loans held for sale	(178)	(85)
Changes in:
Accrued interest receivable	(654)	(387)
Prepaid expenses and other assets	526	186
Accounts payable and other liabilities	(751)	(402)
Deferred income taxes	(1)	(205)
Accrued interest payable	28	6
Net cash provided by operating activities	4,185	2,257
Cash flows from investing activities:
Net increase in loans	(29,098)	(31,224)
Net change in interest-bearing deposits	4,477	-
Proceeds from maturities of available for sale securities	4,700	3,252
Net purchases of Federal Home Loan Bank stock	(263)	(1,384)
Purchases of available-for-sale securities	-	(8,319)
Purchases of premises and equipment	(642)	(1,462)
Net cash received in acquisitions	3,221	-
Investments in state & federal tax credits	-	(1)
Proceeds from sale of fixed assets	4	-
Proceeds from sale of foreclosed assets	269	846
Net cash used in investing activities	(17,332)	(38,292)
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	2,226	(1,240)
Net increase in certificates of deposits	11,748	4,540
Net (decrease) in securities sold under agreements to repurchase	(1,448)	(6,399)
Proceeds from Federal Home Loan Bank advances	91,860	74,315
Repayments of Federal Home Loan Bank advances	(84,560)	(36,945)
Exercise of stock options	77	41
Dividends paid on preferred stock	(50)	(50)
Dividends paid on common stock	(627)	(527)
Net cash provided by financing activities	19,226	33,735
Increase (decrease) in cash and cash equivalents	6,079	(2,300)
Cash and cash equivalents at beginning of period	14,932	12,789
Cash and cash equivalents at end of period	$21,011	$10,489
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$116	$50
Conversion of loans to repossessed assets	10	22
Cash paid during the period for:
Interest (net of interest credited)	$607	$493
Income taxes	917	963

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

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
(dollars in thousands except for per share data)	2014	2013

Net income	$3,299	$2,563
Dividend payable on preferred stock	50	50
Net income available to common shareholders	$3,249	$2,513

Average Common shares – outstanding basic	3,556,936	3,295,043
Stock options under treasury stock method	97,035	94,061
Average Common shares – outstanding diluted	3,653,971	3,389,104

Basic earnings per common share	$0.91	$0.76
Diluted earnings per common share	$0.89	$0.74

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

Net income for the first three months of fiscal 2015 was $3.3 million, an increase of $736,000, or 28.7% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $50,000, net earnings available to common shareholders were $3.2 million in the three-month period ended September 30, 2014, an increase of 29.3% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of an increase in net interest income and noninterest income, partially offset by increases in non-interest expense, provision for income taxes, and provision for loan losses. Diluted net income available to common shareholders was $0.89 per share for the first three months of fiscal 2015, as compared to $0.74 per share for the same period of the prior fiscal year. The increase was attributable to the increased net income available to common shareholders, partially offset by an increase in the average number of common shares outstanding. For the first three months of fiscal 2015, net interest income increased $3.8 million, or 50.9%; noninterest income increased $700,000, or 54.6%; noninterest expense increased $3.0 million, or 66.4%; provision for income taxes increased $358,000, or 34.9%; and provision for loan losses increased $327,000, or 65.6%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

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

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2014, noninterest income increased $700,000, or 54.6%, as compared to the same period of the prior fiscal year, attributable to increased collection of deposit account service charges and fees, increased gains on secondary market loan sales, loan origination fees, and higher bank card interchange revenues. The increased deposit account service charges, network interchange revenues, and gains on secondary market loan sales were due primarily to the Fiscal 2014 Acquisitions and the Peoples Acquisition. Noninterest expense for the three-month period ended September 30, 2014, increased $3.0 million, or 66.4%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher employee compensation and benefits, occupancy expenses, amortization of core deposit intangibles, bank card network expense, supplies and postage, and telecommunications, all of which were attributable primarily to the Fiscal 2014 Acquisitions and the Peoples Acquisition.

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
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(126)	$3,742	$(56)	$3,560
Mortgage-backed securities	10	286	31	327
Investment securities (2)	62	63	37	162
Other interest-earning deposits	4	11	(11)	4
Total net change in income on
interest-earning assets	(50)	4,102	1	4,053

Interest-bearing liabilities:
Deposits	(282)	573	(139)	152
Securities sold under
agreements to repurchase	(6)	2	1	(3)
Subordinated debt	14	41	10	65
FHLB advances	(152)	574	(339)	83
Total net change in expense on
interest-bearing liabilities	(426)	1,190	(467)	297
Net change in net interest income	$376	$2,912	$468	$3,756

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

Noninterest Income. The Company’s noninterest income for the three-month period ended September 30, 2014, was $2.0 million, an increase of $700,000, or 54.6%, as compared to the same period of the prior fiscal year. The increase was the result of increased deposit account charges and fees, increased bank card interchange income, gains on sales of residential loans into the secondary market, increased loan fees and late charges, all of which were attributable in  large part to the Fiscal 2014 Acquisitions and the Peoples Acquisition.

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

The tables below summarize the Company and Banks’ actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$141,665	14.39%	$78,221	8.00%	n/a	n/a
Southern Bank	107,816	13.58%	63,499	8.00%	79,374	10.00%
Peoples Bank	27,274	15.29%	14,268	8.00%	17,835	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	130,554	13.35%	39,111	4.00%	n/a	n/a
Southern Bank	97,889	12.33%	31,749	4.00%	47,624	6.00%
Peoples Bank	26,889	15.08%	7,134	4.00%	10,701	6.00%
Tier I Capital (to Average Assets)
Consolidated	130,554	10.87%	48,033	4.00%	n/a	n/a
Southern Bank	97,889	9.55%	41,006	4.00%	51,257	5.00%
Peoples Bank	26,889	10.06%	10,694	4.00%	13,368	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$125,930	16.38%	$61,522	8.00%	n/a	n/a
Southern Bank	114,811	15.07%	60,968	8.00%	76,211	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,314	15.12%	30,762	4.00%	n/a	n/a
Southern Bank	105,281	13.81%	30,484	4.00%	45,726	6.00%
Tier I Capital (to Average Assets)
Consolidated	116,314	11.71%	39,743	4.00%	n/a	n/a
Southern Bank	105,281	10.69%	39,379	4.00%	49,224	5.00%

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

September 30, 2014
				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$102,951	(24,628)	-19%	8.04%	-1.67%
+200	111,835	(15,744)	-12%	8.65%	-1.05%
+100	118,773	(8,806)	-7%	9.12%	-0.59%
NC	127,579	-	-	9.71%	-
-100	140,729	13,150	10%	10.58%	0.88%
-200	154,462	26,884	21%	11.48%	1.78%
-300	166,500	38,921	31%	12.26%	2.55%

June 30, 2014
				NPV as % of PV of
BP Change	Estimated Net Portfolio Value			Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,966	(20,788)	-18%	9.32%	-1.77%
+200	101,125	(13,628)	-12%	9.95%	-1.15%
+100	107,345	(7,409)	-6%	10.48%	-0.62%
NC	114,754	-	-	11.10%	-
-100	123,482	8,728	8%	13.49%	0.74%
-200	132,190	17,436	15%	13.96%	1.48%
-300	140,398	25,644	22%	14.47%	2.17%

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

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
	3 (a)	Articles of Incorporation of the Registrant+
	3 (b)	Amendment to Articles of Incorporation of the Registrant
	3 (c)	Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A++
	3 (d)	Bylaws of the Registrant+++
	4	Form of Stock Certificate of Southern Missouri Bancorp++++
	10	Material Contracts
		(a)	Registrant’s 2008 Equity Incentive Plan+++++
		(b)	Registrant’s 2003 Stock Option and Incentive Plan++++++
		(c)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++
		(d)	Employment Agreements
			(i)	Greg A. Steffens*
		(e)	Director’s Retirement Agreements
			(i)	Sammy A. Schalk**
			(ii)	Ronnie D. Black**
			(iii)	L. Douglas Bagby**
			(iv)	Rebecca McLane Brooks***
			(v)	Charles R. Love***
			(vi)	Charles R. Moffitt***
			(vii)	Dennis Robison****
			(viii)	David Tooley*****
			(ix)	Todd E. Hensley******
		(f)	Tax Sharing Agreement***
	31	Rule 13a-14(a) Certification
	32	Section 1350 Certification
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 17, 2014	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2014	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)