Form 10-K/A
period 2014-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2014-12-04
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 is to insert the name of our independent registered public accounting firm, BKD, LLP, in their report contained in Item 8 and in their consent filed as Exhibit 23, which was omitted from the report and consent filed with the original Form 10-K, and to add a previously omitted Form S-8 registration statement to the list of registration statements in the consent. Other than the inclusion with this Amendment No. 1 of new certifications required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, a new consent of BKD, LLP and an updated list of exhibits in Item 15, this Amendment No. 1 does not modify, or update any other disclosures contained in, our original Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

/s/ BKD, LLP

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

(a)(2)           Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)           Exhibits:

Regulation S-K Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(ii)	Amendment to Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 filed on November 17, 2014 and incorporated herein by reference)
3.1(iii)
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
Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements (filed as an exhibit to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)
10.2	Director Fee Arrangements for 2014 (filed as an exhibit to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)
11
Statement Regarding Computation of Per Share Earnings (filed as an exhibit to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed as an exhibit to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)
23	Consent of Auditors
31	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101
The following financial statements from the Southern Missouri Bancorp, Inc. Annual Report on Form 10-K/A for the fiscal year ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date: December 4, 2014	By:	/s/ Greg A. Steffens
Greg A. Steffens
President and Chief Executive Officer

Index to Exhibits

Regulation S-K Exhibit Number	Document

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101
The following financial statements from the Southern Missouri Bancorp, Inc. Annual Report on Form 10-K/A for the fiscal year ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements