Form 10-Q
period 2014-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2015-02-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	Do not check if smaller reporting company	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 6, 2015
Common Stock, Par Value $.01	7,411,666 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND JUNE 30, 2014

	December 31, 2014	June 30, 2014
	(unaudited)
(dollars in thousands)
Cash and cash equivalents	$33,364	$14,932
Interest-bearing time deposits	6,654	1,655
Available for sale securities	146,030	130,222
Stock in FHLB of Des Moines	3,960	4,569
Stock in Federal Reserve Bank of St. Louis	1,424	1,424
Loans receivable, net of allowance for loan losses of
$10,957,582 and $9,259,297 at December 31, 2014 and
June 30, 2014, respectively	1,014,489	801,056
Accrued interest receivable	5,929	4,402
Premises and equipment, net	35,982	22,467
Bank owned life insurance – cash surrender value	19,409	19,123
Intangible assets, net	4,756	2,335
Goodwill	4,533	1,600
Prepaid expenses and other assets	19,720	17,637
Total assets	$1,296,250	$1,021,422

Deposits	$1,062,876	$785,801
Securities sold under agreements to repurchase	21,385	25,561
Advances from FHLB of Des Moines	62,966	85,472
Accounts payable and other liabilities	3,722	3,181
Accrued interest payable	749	569
Subordinated debt	14,617	9,727
Total liabilities	1,166,315	910,311

Preferred stock, $.01 par value, $1,000 liquidation value;
500,000 shares authorized; 20,000 shares issued and
outstanding at December 31, 2014 and June 30, 2014	20,000	20,000

Common stock, $.01 par value; 10,000,000 shares authorized and
3,691,333 shares issued at December 31, 2014; 8,000,000 shares
authorized and 3,340,440 shares issued at June 30, 2014	37	33
Warrants to acquire common stock	177	177
Additional paid-in capital	36,192	23,504
Retained earnings	72,188	66,809
Accumulated other comprehensive income	1,341	588
Total stockholders' equity	129,935	111,111

Total liabilities and stockholders' equity	$1,296,250	$1,021,422

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013 (Unaudited)

	Three months		Six months
	ended		ended
	December 31,		December 31,
	2014	2013	2014	2013
(dollars in thousands)
INTEREST INCOME:
Loans	$13,361	$9,512	$25,586	$18,177
Investment securities	499	509	1,045	919
Mortgage-backed securities	448	214	863	301
Other interest-earning assets	49	3	82	6
Total interest income	14,357	10,238	27,576	19,403
INTEREST EXPENSE:
Deposits	1,703	1,506	3,305	2,954
Securities sold under agreements to repurchase	27	31	55	63
Advances from FHLB of Des Moines	333	286	673	541
Subordinated debt	132	85	254	141
Total interest expense	2,195	1,908	4,287	3,699
NET INTEREST INCOME	12,162	8,330	23,289	15,704
PROVISION FOR LOAN LOSSES	862	295	1,689	794
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,300	8,035	21,600	14,910
NONINTEREST INCOME:
Deposit account charges and related fees	934	660	1,745	1,235
Bank card interchange income	589	340	1,092	658
Loan late charges	83	63	179	117
Other loan fees	112	152	246	228
Net realized gains on sale of loans	203	160	382	244
Net realized gains on sale of AFS securities	3	109	3	109
Earnings on bank owned life insurance	144	130	287	259
Other income	119	53	232	95
Total noninterest income	2,187	1,667	4,166	2,945
NONINTEREST EXPENSE:
Compensation and benefits	4,628	3,032	8,772	5,663
Occupancy and equipment, net	1,633	978	2,990	1,762
Deposit insurance premiums	174	110	337	208
Legal and professional fees	264	685	527	911
Advertising	275	136	406	237
Postage and office supplies	172	167	300	270
Intangible amortization	323	176	615	280
Bank card network expense	234	181	510	323
Other operating expense	887	761	1,735	1,138
Total noninterest expense	8,590	6,226	16,192	10,792
INCOME BEFORE INCOME TAXES	4,897	3,476	9,574	7,063
INCOME TAXES	1,460	957	2,841	1,981
NET INCOME	$3,437	$2,519	$6,733	$5,082
Less: dividend on preferred shares	50	50	100	100
Net income available to common shareholders	$3,387	$2,469	$6,633	$4,982

Basic earnings per common share	$0.91	$0.75	$1.83	$1.51
Diluted earnings per common share	$0.89	$0.73	$1.78	$1.47
Dividends per common share	$0.17	$0.16	$0.34	$0.32

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

(dollars in thousands)
Net income	$3,437	$2,519	$6,733	$5,082
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	1,041	(154)	1,235	(1,249)
Less: reclassification adjustment for realized gains
included in net income	3	109	3	109
Unrealized gains on available-for-sale securities for
which a portion of an other-than-temporary impairment
has been recognized in income	(2)	1	(1)	2
Tax benefit (expense)	(401)	97	(478)	502
Total other comprehensive income (loss)	635	(165)	753	(854)
Comprehensive income	$4,072	$2,354	$7,486	$4,228

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013 (Unaudited)

	Six months ended
	December 31,
	2014	2013
(dollars in thousands)
Cash Flows From Operating Activities:
Net income	$6,733	$5,082
Items not requiring (providing) cash:
Depreciation	974	725
Stock option and stock grant expense	95	7
Amortization of intangible assets	607	280
Amortization of purchase accounting adjustments	(1,447)	(398)
Increase in cash surrender value of bank owned life insurance	(287)	(259)
Loss (Gain) on sale of foreclosed assets	6	(46)
Provision for loan losses	1,689	794
Gains realized on AFS securities	(3)	(109)
Net amortization of premiums and discounts on securities	497	290
Originations of loans held for sale	(3,318)	(5,752)
Proceeds from sales of loans held for sale	3,995	5,800
Gain on sales of loans held for sale	(382)	(226)
Changes in:
Accrued interest receivable	(894)	(455)
Prepaid expenses and other assets	714	(149)
Accounts payable and other liabilities	(940)	(1,133)
Deferred income taxes	(624)	41
Accrued interest payable	103	(100)
Net cash provided by operating activities	7,518	4,392
Cash flows from investing activities:
Net increase in loans	(24,470)	(62,558)
Net change in interest-bearing deposits	4,951	-
Proceeds from maturities of available for sale securities	8,992	5,376
Proceeds from sales of available for sale securities	7,193	7,722
Net redemptions (purchases) of Federal Home Loan Bank stock	1,537	(2,101)
Purchases of available-for-sale securities	-	(13,660)
Purchases of premises and equipment	(2,718)	(1,897)
Net cash received in (paid for) acquisitions	3,221	(4,045)
Investments in state & federal tax credits	-	(3,385)
Proceeds from sale of fixed assets	14	-
Proceeds from sale of foreclosed assets	485	903
Net cash used in investing activities	(1,795)	(73,645)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	41,357	25,915
Net increase in certificates of deposits	14,019	3,288
Net decrease in securities sold under agreements to repurchase	(4,176)	(7,087)
Proceeds from Federal Home Loan Bank advances	145,910	145,295
Repayments of Federal Home Loan Bank advances	(184,310)	(89,995)
Exercise of stock options	265	87
Dividends paid on preferred stock	(100)	(100)
Dividends paid on common stock	(1,256)	(1,055)
Net cash provided by financing activities	11,709	76,348
Increase in cash and cash equivalents	18,432	7,095
Cash and cash equivalents at beginning of period	14,932	12,789
Cash and cash equivalents at end of period	$33,364	$19,884
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$666	$85
Conversion of foreclosed real estate to loans	58	338
Conversion of loans to repossessed assets	48	33
Cash paid during the period for:
Interest (net of interest credited)	$1,450	$1,215
Income taxes	2,897	1,778
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six-month periods ended December 31, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2014, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represent substantially all of the Company's consolidated assets and liabilities.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's investment or loan portfolios resulting from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company's investments in real estate.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $28.2 million and $8.6 million at December 31 and June 30, 2014, respectively. The deposits are held in various commercial banks with $248,000 exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive loss, a component of stockholders' equity. All securities have been classified as available for sale.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. As a result, the Company's balance sheet as of the dates presented reflects the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (FHLB) system and the Federal Reserve Bank of St. Louis. Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

Loans. Loans are generally stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and unamortized premiums or discounts on purchased loans.

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management's judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is "in the process of collection" may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

The allowance for losses on loans represents management's best estimate of losses probable in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management's analysis of expected cash flow (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Depending on a particular loan's circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Valuation allowances are established for collateral-dependent impaired loans for the difference between the loan amount and fair value of collateral less estimated selling costs. For impaired loans that are not collateral dependent, a valuation allowance is established for the difference between the loan amount and the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. Impairment losses are recognized through an increase in the required allowance for loan losses. Cash receipts on loans deemed impaired are recorded based on the loan's separate status as a nonaccrual loan or an accrual status loan.

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans ("purchased credit impaired loans"), the Company recorded a fair value discount and began carrying them at book value less their face amount (see Note 4). For these loans, we determined the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows"), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated decrease the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Intangible Assets.  The Company's intangible assets at December 31, 2014 included gross core deposit intangibles of $5.9 million with $1.4 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.7 million, and mortgage servicing rights of $66,000. At June 30, 2014, the Company's intangible assets included gross core deposit intangibles of $2.9 million with $875,000 accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.5 million, and mortgage servicing rights of $38,000.  The Company's core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $646,000 in the remainder of fiscal 2015, $1.0 million in fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018,  $655,000 in fiscal 2019 and $541,000 thereafter.
Goodwill. The Company's goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company and is recorded as an adjustment to additional paid in capital

Outside Directors' Retirement. Southern Bank adopted a directors' retirement plan in April 1994 for outside directors. The directors' retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board.

In the event that the participant dies before collecting any or all of the benefits, Southern Bank shall pay the participant's beneficiary. No benefits shall be payable to anyone other than the beneficiary, and benefits shall terminate on the death of the beneficiary.

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

Reclassification. Certain amounts included in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, "Troubled Debt Restructurings by Creditors," to address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g., FHA, VA, HUD). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is reviewing the ASU, but does not expect adoption will result in a significant effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," superseding most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The ASU is effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure," to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects," to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is reviewing the ASU, but does not expect adoption will result in a significant effect on the Company's consolidated financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$18,909	$29	$(288)	$18,650
State and political subdivisions	41,668	2,005	(119)	43,554
Other securities	3,295	249	(726)	2,818
Mortgage-backed: GSE residential	80,019	1,075	(86)	81,008
Total investments and mortgage-backed securities	$143,891	$3,358	$(1,219)	$146,030

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage-backed securities:
U.S. government-sponsored enterprises (GSEs)	$24,607	$21	$(554)	$24,074
State and political subdivisions	43,632	1,856	(131)	45,357
Other securities	3,294	264	(918)	2,640
Mortgage-backed GSE residential	57,780	578	(207)	58,151
Total investments and mortgage-backed securities	$129,313	$2,719	$(1,810)	$130,222

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2014
		Estimated
(dollars in thousands)	Amortized	Fair
	Cost	Value
Available for Sale:
Within one year	$1,032	$1,037
After one year but less than five years	16,142	16,107
After five years but less than ten years	18,685	18,996
After ten years	28,013	28,882
Total investment securities	63,872	65,022
Mortgage-backed securities	80,019	81,008
Total investments and mortgage-backed securities	$143,891	$146,030

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2014:

	December 31, 2014
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$1,979	$21	$12,716	$267	$14,695	$288
Obligations of state and political subdivisions	154	-	3,681	119	3,835	119
Other securities	-	-	1,181	726	1,181	726
Mortgage-backed securities	3,028	17	1,598	69	4,626	86
Total investments and mortgage-backed securities	$5,161	$38	$19,176	$1,181	$24,337	$1,219

	June 30, 2014
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,676	$26	$18,451	$528	$21,127	$554
Obligations of state and political subdivisions	1,863	3	4,938	129	6,801	132
Other securities	476	2	532	915	1,008	917
Mortgage-backed securities	8,882	77	1,649	130	10,531	207
Total investments and mortgage-backed securities	$13,897	$108	$25,570	$1,702	$39,467	$1,810

Other securities. At December 31, 2014, there were three pooled trust preferred securities with an estimated fair value of $733,000 and unrealized losses of $717,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The December 31, 2014, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1%; no recoveries on issuers currently in default; recoveries of 39 to 100 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK) for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

For the last of these three securities, the Company is receiving principal-in-kind (PIK), in lieu of cash interest. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of two years. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of December 31, 2014, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of December 31, 2014, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month periods ended December 31, 2014 and 2013.

	Accumulated Credit Losses
	Six-Month Period Ended
(dollars in thousands)	December 31,
	2014	2013
Credit losses on debt securities held
Beginning of period	$375	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(5)	-
End of period	$370	$375

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2014	June 30, 2014

Real Estate Loans:
Residential	$374,176	$303,901
Construction	57,786	40,738
Commercial	396,673	308,520
Consumer loans	48,337	35,223
Commercial loans	171,400	141,072
	1,048,372	829,454
Loans in process	(23,025)	(19,261)
Deferred loan fees, net	100	122
Allowance for loan losses	(10,958)	(9,259)
Total loans	$1,014,489	$801,056

The Company's lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Company has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the states of Missouri and Arkansas.

Residential Mortgage Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. This category includes both fixed-rate and adjustable-rate mortgage ("ARM") loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied. Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property. Substantially all of the one- to four-family residential mortgage originations in the Company's portfolio are located within the Company's primary lending area.

The Company also originates loans secured by multi-family residential properties that are often located outside the Company's primary lending area, but made to borrowers who operate within the primary lending area. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate "floor" and "ceiling" in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company's primary lending area, however, the property may be located outside our primary lending area.

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity of up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years. For loans with interest rates that adjust, the Company typically includes an interest rate "floor" in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company's average term for a construction loan is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At December 31, 2014, construction loans outstanding included 41 loans, totaling $5.9 million, for which a modification had been agreed to. At June 30, 2014, construction loans outstanding included 31 loans, totaling $13.1 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, the loans were not accounted for as TDRs.

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

Automobile loans originated by the Company include both direct loans and a smaller amount of indirect loans originated by auto dealers. The Company generally pays a negotiated fee back to the dealer for indirect loans. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

Commercial Business Lending. The Company's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit, including agricultural production and equipment loans. The Company offers both fixed and adjustable rate commercial business loans. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31 and June 30, 2014, and activity in the allowance for loan losses for the three- and six-month periods ended  December 31, 2014 and 2013:

	At period end for the six months ended December 31, 2014
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	340	206	381	229	533	1,689
Losses charged off	(11)	-	-	(38)	(19)	(68)
Recoveries	9	-	40	26	3	78
Balance, end of period	$2,800	$561	$4,564	$736	$2,297	$10,958
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,800	$561	$4,564	$736	$2,297	$10,958
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$370,099	$32,238	$384,545	$48,142	$170,294	$1,005,318
Ending Balance: loans acquired with deteriorated credit quality	$4,077	$2,523	$12,128	$195	$1,106	$20,029

	For the three months ended December 31, 2014
(dollars in thousands)	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,676	$517	$4,175	$570	$2,172	$10,110
Provision charged to expense	123	44	367	185	143	862
Losses charged off	-	-	-	(20)	(18)	(38)
Recoveries	1	-	22	1	-	24
Balance, end of period	$2,800	$561	$4,564	$736	$2,297	$10,958

	At period end for the six months ended December 31, 2013
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$1,810	$273	$3,603	$471	$2,229	$8,386
Provision charged to expense	330	151	253	31	29	794
Losses charged off	(23)	-	(70)	(17)	(13)	(123)
Recoveries	14	-	1	11	1	27
Balance, end of period	$2,131	$424	$3,787	$496	$2,246	$9,084
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,131	$424	$3,787	$496	$1,746	$8,584
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$500	$500

	For the three months ended December 31, 2013
(dollars in thousands)	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,957	$290	$3,738	$498	$2,311	$8,794
Provision charged to expense	170	134	57	1	(66)	296
Losses charged off	(9)	-	(8)	(9)	-	(26)
Recoveries	13	-	-	6	1	20
Balance, end of period	$2,131	$424	$3,787	$496	$2,246	$9,084

	June 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, end of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$302,111	$21,477	$307,253	$35,223	$140,957	$807,021
Ending Balance: loans acquired with deteriorated credit quality	$1,790	$-	$1,267	$-	$115	$3,172

Management's opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for loan losses is maintained at a level that, in management's judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when an amount is determined to be uncollectible, based on management's analysis of expected cash flow (for non-collateral-dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades.  The primary responsibility for this review rests with loan administration personnel.  This review is supplemented with periodic examinations of both selected credits and the credit review process by the Company's internal audit function and applicable regulatory agencies.  The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

A loan is considered impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be able to be collected when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group's historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, individual consumer and residential loans are not separately identified for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The general component covers non-impaired loans and is based on quantitative and qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.

Included in the Company's loan portfolio are certain loans accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans were written down at acquisition to an amount estimated to be collectible. As a result, certain ratios regarding the Company's loan portfolio and credit quality cannot be used to compare the Company to peer companies or to compare the Company's current credit quality to prior periods. The ratios particularly affected by accounting under ASC 310-30 include the allowance for loan losses as a percentage of loans, nonaccrual loans, and nonperforming assets, and nonaccrual loans and nonperforming loans as a percentage of total loans.

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31, 2014 and June 30, 2014. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	December 31, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$367,121	$34,565	$382,174	$48,045	$169,305
Watch	3,302	-	7,325	80	244
Special Mention	-	-	-	-	-
Substandard	3,753	196	7,174	212	1,851
Doubtful	-	-	-	-	-
Total	$374,176	$34,761	$396,673	$48,337	$171,400

	June 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$300,926	$21,477	$303,853	$35,046	$140,138
Watch	301	-	1,014	40	362
Special Mention	-	-	-	-	-
Substandard	2,674	-	3,653	137	572
Doubtful	-	-	-	-	-
Total	$303,901	$21,477	$308,520	$35,223	$141,072

The above amounts include purchased credit impaired loans. At December 31, 2014, purchased credited impaired loans comprised $5.5 million of loans rated "Pass"; $6.8 million of loans rated "Watch"; no loans rated "Special Mention"; $7.7 million of loans rated "Substandard"; and no loans rated "Doubtful". At June 30, 2014,  purchased credit impaired loans accounted for $409,000 of loans rated "Pass"; no loans rated "Watch"; no loans rated "Special Mention"; $2.7 million of loans rated "Substandard"; and no loans rated "Doubtful".

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated "Special Mention", "Substandard", or "Doubtful". In addition, lending relationships over $250,000 are subject to an independent loan review following origination, and lending relationships in excess of $2.5 million are subject to an independent loan review annually, as are a sample of lending relationships between $1.0 million and $2.5 million, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2014.
	December 31, 2014
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing

Real Estate Loans:
Residential	$4,191	$323	$389	$4,903	$369,273	$374,176	$11
Construction	160	-	196	356	34,405	34,761	-
Commercial	657	55	230	942	395,731	396,673	-
Consumer loans	391	24	25	440	47,897	48,337	4
Commercial loans	148	45	45	238	171,162	171,400	-
Total loans	$5,547	$447	$885	$6,879	$1,018,468	$1,025,347	$15

	June 30, 2014
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing

Real Estate Loans:
Residential	$1,119	$51	$451	$1,621	$302,280	$303,901	$106
Construction	65	-	-	65	21,412	21,477	-
Commercial	1,025	-	18	1,043	307,477	308,520	18
Consumer loans	204	30	34	268	34,955	35,223	6
Commercial loans	101	431	347	879	140,193	141,072	-
Total loans	$2,514	$512	$850	$3,876	$806,317	$810,193	$130

At December 31, 2014 and June 30, 2014, no purchased credit impaired loans were greater than 90 days past due.
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
The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2014. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.
	December 31, 2014
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Residential real estate	$4,077	$4,646	$-
Construction real estate	2,523	3,246	-
Commercial real estate	14,231	16,002	-
Consumer loans	195	207	-
Commercial loans	1,366	1,477	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$4,077	$4,646	$-
Construction real estate	$2,523	$3,246	$-
Commercial real estate	$14,231	$16,002	$-
Consumer loans	$195	$207	$-
Commercial loans	$1,366	$1,477	$-

	June 30, 2014
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Residential real estate	$1,790	$2,068	$-
Construction real estate	-	-	-
Commercial real estate	3,383	3,391	-
Consumer loans	-	-	-
Commercial loans	115	115	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$1,790	$2,068	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,383	$3,391	$-
Consumer loans	$-	$-	$-
Commercial loans	$115	$115	$-

The above amounts include purchased credit impaired loans. At December 31, 2014, purchased credit impaired loans accounted for $20.0 million of impaired loans without a specific valuation allowance; no loans with a specific valuation allowance; and $20.0 million of total impaired loans. At June 30, 2014, purchased credit impaired loans accounted for $3.2 million of impaired loans without a specific valuation allowance; no loans with a specific valuation allowance; and $3.2 million of total impaired loans.
The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$4,096	$68
Construction Real Estate	2,585	49
Commercial Real Estate	12,248	181
Consumer Loans	196	3
Commercial Loans	1,113	14
Total Loans	$20,238	$315

	For the three-month period ended
	December 31, 2013
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,738	$63
Construction Real Estate	-	-
Commercial Real Estate	1,287	38
Consumer Loans	-	-
Commercial Loans	845	-
Total Loans	$3,870	$101

	For the six-month period ended
	December 31, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,327	$137
Construction Real Estate	1,723	99
Commercial Real Estate	8,588	370
Consumer Loans	130	6
Commercial Loans	780	28
Total Loans	$14,548	$640

	For the six-month period ended
	December 31, 2013
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,726	$127
Construction Real Estate	-	-
Commercial Real Estate	1,329	89
Consumer Loans	-	-
Commercial Loans	941	1
Total Loans	$3,996	$217

Interest income on impaired loans recognized on a cash basis in the three- and six-month periods ended December 31, 2014 and 2013, was immaterial.

For the three- and six-month periods ended December 31, 2014, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $56,000 and $85,000, respectively, as compared to $45,000 and $104,000, respectively, for the three-and six-month periods ended December 31, 2013.

The following table presents the Company's nonaccrual loans at December 31 and June 30, 2014. The table excludes performing troubled debt restructurings.

(dollars in thousands)	December 31, 2014	June 30, 2014

Residential real estate	$2,554	$444
Construction real estate	196	-
Commercial real estate	1,688	673
Consumer loans	109	58
Commercial loans	117	91
Total loans	$4,664	$1,266

The above amounts include purchased credit impaired loans. At December 31 and June 30, 2014, these loans comprised $2.3 million and $0 of nonaccrual loans, respectively. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.

Included in certain loan categories in the impaired loans are troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower's sustained repayment performance for a reasonable period of at least six months.

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

During the three- and six-month periods ended December 31, 2014 and 2013, certain loans were classified as TDRs. They are shown, segregated by class, in the tables below:

	For the three-month period ended
	December 31, 2014		December 31, 2013
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	1	41	-	-
Consumer loans	-	-	-	-
Commercial loans	1	250	-	-
Total	2	$291	-	$-

	For the six-month period ended
	December 31, 2014		December 31, 2013
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$38
Construction real estate	-	-	-	-
Commercial real estate	1	41	1	30
Consumer loans	-	-	-	-
Commercial loans	1	250	-	-
Total	2	$291	2	$68

Performing loans classified as TDRs outstanding at December 31 and June 30, 2014, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2014		June 30, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	8	$62	6	$1,790
Construction real estate	-	-	-	-
Commercial real estate	12	3,076	13	3,145
Consumer loans	-	-	-	-
Commercial loans	2	365	2	125
Total	22	$3,503	21	$5,060

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in transfers during the fiscal year ended June 30, 2011 and during the six months ended December 31, 2014. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2014. The amounts of these loans at December 31 and June 30, 2014, are as follows:

(dollars in thousands)	December 31, 2014	June 30, 2014

Residential real estate	$4,646	$2,068
Construction real estate	3,246	-
Commercial real estate	13,898	1,276
Consumer loans	207	-
Commercial loans	1,217	115
Outstanding balance	$23,214	$3,459
Carrying amount, net of fair value adjustment of $3,185 and $287 at December 31, 2014 and June 30, 2014, respectively	$20,029	$3,172

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ending
(dollars in thousands)	December 31, 2014	December 31, 2013

Balance at beginning of period	$317	$711
Additions	-	-
Accretion	(86)	(75)
Reclassification from nonaccretable difference	304	1
Disposals	-	-
Balance at end of period	$535	$637

	Six-month period ending
(dollars in thousands)	December 31, 2014	December 31, 2013

Balance at beginning of period	$380	$799
Additions	(4)	-
Accretion	(145)	(165)
Reclassification from nonaccretable difference	304	3
Disposals	-	-
Balance at end of period	$535	$637

During the three- and six-month periods ended December 31, 2014, the Company had no increases to the allowance for loan losses by a charge to the income statement related to these purchased credit impaired loans, as compared to $74,314 and $0, respectively, during the same periods of the prior fiscal year. During the three- and six-month periods ended December 31, 2014, no allowance for loan losses related to these loans was reversed, as compared to $0 and $57,489, respectively, during the same periods of the prior fiscal year.

Note 6:  Deposits

Deposits are summarized as follows:

	December 31, 2014	June 30, 2014
(dollars in thousands)

Non-interest bearing accounts	$125,603	$68,113
NOW accounts	326,779	271,156
Money market deposit accounts	78,815	28,033
Savings accounts	112,881	95,327
Certificates	418,798	323,172
Total Deposit Accounts	$1,062,876	$785,801

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

(dollars in thousands except per share data)
Net income	$3,437	$2,519	$6,733	$5,082
Dividend payable on preferred stock	50	50	100	100
Net income available to common shareholders	$3,387	$2,469	$6,633	$4,982

Average Common shares – outstanding basic	3,702,177	3,296,805	3,629,557	3,295,924
Stock options under treasury stock method	94,284	104,759	93,271	98,567
Average Common shares – outstanding diluted	3,796,461	3,401,564	3,722,828	3,394,491

Basic earnings per common share	$0.91	$0.75	$1.83	$1.51
Diluted earnings per common share	$0.89	$0.73	$1.78	$1.47

At December 31, 2014 and 2013, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2010. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended		For the six-month period ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Income taxes
Current	$2,101	$137	$3,465	$1,401
Deferred	(641)	820	(624)	580
Total income tax provision	$1,460	$957	$2,841	$1,981

The components of net deferred tax assets (liabilities) are summarized as follows:

	December 31, 2014	June 30, 2014
Deferred tax assets:
Provision for losses on loans	$4,372	$3,696
Accrued compensation and benefits	480	450
Other-than-temporary impairment on available for sale securities	139	141
NOL carry forwards acquired	853	853
Minimum Tax Credit	130	130
Unrealized loss on other real estate	41	38
Total deferred tax assets	6,015	5,308

Deferred tax liabilities:
FHLB stock dividends	103	157
Purchase accounting adjustments	994	1,533
Depreciation	711	767
Prepaid expenses	199	250
Unrealized gain on available for sale securities	814	336
Other	76	164
Total deferred tax liabilities	2,897	3,207
Net deferred tax (liability) asset	$3,118	$2,101

As of December 31 and June 30, 2014, the Company had approximately $2.3 million of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce and February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended		For the six-month period ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Tax at statutory rate	$1,665	$1,182	$3,256	$2,401
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(134)	(134)	(265)	(262)
State tax, net of Federal benefit	127	71	247	152
Cash surrender value of Bank-owned life insurance	(49)	(44)	(98)	(88)
Tax credit benefits	(91)	(82)	(181)	(163)
Other, net	(58)	(36)	(118)	(59)
Actual provision	$1,460	$957	$2,841	$1,981

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Southern Bank 401(k) Retirement Plan (the Plan) covers substantially all Southern Bank employees who are at least 21 years of age and who have completed one year of service. The Plan provides a safe harbor matching contribution of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2014; for fiscal 2015, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three and six-month periods ended December 31, 2014, retirement plan expenses recognized for the Plan were approximately $166,000, and $329,000, respectively, as compared to $131,000 and $261,000, respectively, for the same periods of the prior fiscal year.

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

In its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, bear interest at a floating rate based on LIBOR, and mature in 2035.

Note 11: Small Business Lending Fund

On July 21, 2011, as part of the Small Business Lending Fund (SBLF) of the United States Department of the Treasury (Treasury), the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (Purchase Agreement) with the Secretary of the Treasury, pursuant to which the Company (i) sold 20,000 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Preferred Stock) to the Secretary of the Treasury for a purchase price of $20,000,000. The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Company's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Company's level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Company's level of QBSL. For the tenth calendar quarter through four and one half years after issuance, which includes the quarter ended December 31, 2014, the dividend rate will be fixed at one percent (1%), based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%), including a quarterly lending incentive fee of one-half percent (0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the Company misses five dividend payments, the holder of the SBLF Preferred Stock will have the right to appoint a representative as an observer on the Company's Board of Directors. In the event that the Company misses six dividend payments, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares. As part of the 2008 TARP transaction, the Company issued a ten-year warrant to Treasury to purchase 114,326 shares of the Company's common stock at an exercise price of $12.53 per share. Based on dividends paid out by the Company since the issuance of the warrant, it has been adjusted to now be exercisable for the purchase of 115,795 shares, at an exercise price of $12.37 per share. The Company has not repurchased the warrant, which is still held by Treasury.

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

Level 1                          Quoted prices in active markets for identical assets or liabilities

Level 2                          Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                          Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and June 30, 2013:

	Fair Value Measurements at December 31, 2014, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$18,650	$-	$18,650	$-
State and political subdivisions	43,554	-	43,554	-
Other securities	2,818	-	2,646	172
Mortgage-backed GSE residential	81,008	-	81,008	-

	Fair Value Measurements at June 30, 2014, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$24,074	$-	$24,074	$-
State and political subdivisions	45,357	-	45,357	-
Other securities	2,640	-	2,507	133
Mortgage-backed GSE residential	58,151	-	58,151	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2014.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three- and six-month periods ended December 31, 2014 and 2013:

	Three months ended
(dollars in thousands)	December 31, 2014	December 31, 2013

Available-for-sale securities, beginning of period	$162	$91
Total unrealized gain included in comprehensive income	10	30
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$172	$121

	Six months ended
(dollars in thousands)	December 31, 2014	December 31, 2013

Available-for-sale securities, beginning of period	$133	$73
Total unrealized gain included in comprehensive income	39	48
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$172	$121

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2014:

Fair Value Measurements at December 31, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	4,128	-	-	4,128

Fair Value Measurements at June 30, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	2,977	-	-	2,977

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2014 and 2013:

	For the six months ended
(dollars in thousands)	December 31, 2014	December 31, 2013

Impaired loans (collateral dependent)	$-	$111
Foreclosed and repossessed assets held for sale	(7)	8
Total gains (losses) on assets measured on a non-recurring basis	$(7)	$119

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary.  Of the Company's $20.0 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at December 31, 2014, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $19.0.  The remaining $1.0 was secured by machinery, equipment and accounts receivable.  In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan's fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.

Foreclosed and Repossessed Assets Held for Sale. Foreclosed and repossessed assets held for sale are valued at the time the loan is foreclosed upon or collateral is repossessed and the asset is transferred to foreclosed or repossessed assets held for sale. The value of the asset is based on third party or internal appraisals, less estimated costs to sell and appropriate discounts, if any. The appraisals are generally discounted based on current and expected market conditions that may impact the sale or value of the asset and management's knowledge and experience with similar assets. Such discounts typically may be significant and result in a Level 3 classification of the inputs for determining fair value of these assets. Foreclosed and repossessed assets held for sale are continually evaluated for additional impairment and are adjusted accordingly if impairment is identified.

Unobservable (Level 3) Inputs. The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair value at December 31, 2014	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$172	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	13.4% 1% annually 35.4% 0.8%
Nonrecurring Measurements
Foreclosed and repossessed assets	4,128	Third party appraisal	Marketability discount	0.0% - 76.0%	36.5%

(dollars in thousands)	Fair value at June 30, 2014	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$133	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	16.0% 1% annually 38.8% 1.0%
Nonrecurring Measurements
Foreclosed and repossessed assets	2,977	Third party appraisal	Marketability discount	0.0% - 76.4%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2014.

	December 31, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$33,364	$33,364	$-	$-
Interest-bearing time deposits	6,654	-	6,654	-
Stock in FHLB	3,960	-	3,960	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	1,014,489	-	-	1,016,340
Accrued interest receivable	5,929	-	5,929	-
Financial liabilities
Deposits	1,062,876	644,078	-	418,056
Securities sold under agreements to repurchase	21,385	-	21,385	-
Advances from FHLB	62,966	21,500	43,217	-
Accrued interest payable	749	-	749	-
Subordinated debt	14,617	-	-	12,208
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$14,932	$14,932	$-	$-
Interest-bearing time deposits	1,655	-	1,655	-
Stock in FHLB	4,569	-	4,569	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	801,056	-	-	805,543
Accrued interest receivable	4,402	-	4,402	-
Financial liabilities
Deposits	785,801	462,629	-	323,512
Securities sold under agreements to repurchase	25,561	-	25,561	-
Advances from FHLB	85,472	59,900	27,714	-
Accrued interest payable	570	-	570	-
Subordinated debt	9,727	-	-	8,059
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiary, the Peoples Bank of the Ozarks (Peoples), Nixa, Missouri. Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of its data system. The Company acquired Peoples primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Through December 31, 2014, the Company incurred $658,000 in third-party acquisition-related costs. Expenses totaling $508,000 are included in noninterest expense in the Company's consolidated statement of income for the six-months ended December 30, 2014, compared to $0 at December 31, 2013. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $2.9 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for PSC and Peoples, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$12,094
Common stock, at fair value	12,331
Total consideration	$24,425

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and Cash equivalents	$18,236
Interest bearing time deposits	9,950
Investment Securities	31,257
Loans	190,445
Premises and equipment	11,785
Identifiable intangible assets	3,000
Miscellaneous other assets	4,067

Deposits	(221,887)
Advances from FHLB	(16,038)
Subordinated debt	(4,844)
Miscellaneous other liabilities	(1,558)
Notes Payable	(2,921)
Total identifiable net assets	21,492
Goodwill	$2,933

The following unaudited pro forma condensed financial information presents the results of operations of the company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
(dollars in thousands except per share data)
Interest income	$14,357	$13,460	$28,765	$25,688
Interest expense	2,195	2,288	4,385	4,476
Net interest income	12,162	11,172	24,380	21,212
Provision for loan losses	862	295	1,689	794
Noninterest income	2,187	1,968	4,164	3,621
Noninterest expense	8,590	8,812	17,978	15,636
Income before income taxes	4,897	4,033	8,877	8,403
Income taxes	1,460	1,179	2,767	2,494
Net income	3,437	2,854	6,110	5,909
Dividends on preferred shares	50	50	100	100
Net income available to common stockholders	$3,387	$2,804	$6,010	$5,809

Earnings per share
Basic	$0.91	$0.77	$1.63	$1.60
Diluted	$0.89	$0.75	$1.59	$1.55

Basic weighted average shares outstanding	3,702,177	3,642,698	3,695,352	3,641,817
Diluted weighted average shares outstanding	3,796,461	3,747,457	3,788,623	3,740,384

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

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2014, the Bank conducts business through its home office located in Poplar Bluff, 32 full service offices, and two limited service offices located in in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, Springfield, Thayer (2), West Plains, Alton, Nixa, Fremont Hills, Ozark, Springfield (2), Republic, Clever, Forsyth, and Kimberling City, Missouri; and Paragould, Jonesboro (2), Brookland, Batesville, Searcy, Bald Knob (2), and Bradford, Arkansas.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at December 31, 2014, and results of operations for the three- and six-month periods ended December 31, 2014 and 2013.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward‑looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	fluctuations in interest rates and in real estate values;
•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the U.S. Government and other governmental initiatives affecting the financial services industry;
•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;

•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
•	expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	legislative or regulatory changes that adversely affect our business;
•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
•	the impact of technological changes; and
•	our success at managing the risks involved in the foregoing.

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

These measures indicate what net income available to common shareholders, return on average assets, return on average common equity, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Fiscal 2011 Acquisition), as well as the August 5, 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the Peoples Acquisition). Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company's operating performance on an ongoing basis from period to period.  Other acquisitions, with smaller acquired loan portfolios, resulted in less variation between GAAP and what management believes to be core operating results.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the six months ended
(dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net income available to common stockholders	$3,387	$2,469	$6,633	$4,982
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	481	105	792	232
Net income available to common shareholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	$2,906	$2,364	$5,841	$4,750

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Return on average assets	1.06%	1.09%	1.07%	1.18%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	0.15%	0.05%	0.12%	0.06%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	0.91%	1.04%	0.95%	1.12%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Return on average common equity	12.51%	11.70%	12.82%	11.96%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	1.78%	0.50%	1.53%	0.56%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	10.73%	11.20%	11.29%	11.40%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net interest margin	4.03%	3.83%	3.98%	3.87%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions	0.25%	0.07%	0.22%	0.10%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions	3.78%	3.76%	3.76%	3.77%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2014 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 58 in the Company's 2014 Annual Report.

Recent Events

On August 5, 2014, the Company acquired Peoples Service Company (PSC) and its banking subsidiary, Peoples Bank of the Ozarks (Peoples), in a stock and cash transaction (the Peoples Acquisition). The acquired financial institution was merged with and into Southern Bank in early December, 2014. Net of purchase accounting adjustments to the acquired balance sheet, the acquired entity had assets of $268.7 million, loans of $190.4 million, and deposits of $221.9 million.

Executive Summary

During fiscal 2014, the Company closed on its acquisition of the Bank of Thayer in October 2013, and the acquisition of Citizens State Bank in February 2014 (collectively, the "Fiscal 2014 Acquisitions"). Along with the Peoples Acquisition, described above, the Fiscal 2014 Acquisitions impacted our reported results through a larger average balance sheet, and increased noninterest income and noninterest expense.

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

During the first six months of fiscal 2015, we grew our balance sheet by $274.8 million. Balance sheet growth was primarily due to the Peoples Acquisition. Loans increased $213.4 million, of which the Peoples Acquisition accounted for $190.4 million at the time of acquisition. Available-for-sale investments increased $15.8 million, attributable to the Peoples Acquisition, which provided $31.3 million in securities, partially offset by securities sales. Cash equivalents and time deposits increased $23.4 million, fixed assets increased $13.5 million, intangible assets increased $5.4 million, and other assets increased $3.3 million, all due primarily to the Peoples Acquisition. Deposits increased $277.1 million, attributable primarily to the Peoples Acquisition, which provided $221.9 million in deposit balances at the time of acquisition. Securities sold under agreements to repurchase decreased $4.2 million. Advances from the Federal Home Loan Bank (FHLB) decreased $22.5 million, despite the Peoples Acquisition adding $16.0 million in longer-term advances, as the Company repaid overnight advances. Subordinated debt increased $4.8 million, attributable to the Peoples Acquisition. Equity increased $18.8 million, primarily as a result of additional shares issued in the Peoples Acquisition, as well as retention of net income and an increase in accumulated other comprehensive income.

Net income for the first six months of fiscal 2015 was $6.7 million, an increase of $1.7 million, or 32.6% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $100,000, net earnings available to common shareholders were $6.6 million in the six-month period ended December 31, 2014, an increase of 33.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of an increase in net interest income and noninterest income, partially offset by increases in non-interest expense, provision for loan losses, and provision for income taxes. Diluted net income available to common shareholders was $1.78 per share for the first six months of fiscal 2015, as compared to $1.47 per share for the same period of the prior fiscal year. The increase was attributable to the increased net income available to common shareholders, partially offset by an increase in the average number of common shares outstanding. For the first six months of fiscal 2015, net interest income increased $7.6 million, or 48.3%; noninterest income increased $1.2 million, or 41.4%; noninterest expense increased $5.4 million, or 50.0%; provision for loan losses increased $895,000, or 112.6%; and provision for income taxes increased $860,000, or 43.4%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first six months of fiscal 2015 remained relatively low by historical standards, and yields on longer maturities moved markedly lower late in the period. Yields were up on the shortest-term securities, as expectations built that the Federal Reserve's Open Market Committee (FOMC) was poised to raise overnight borrowing costs in mid-2015. On medium-term securities, rates were relatively little changed, but on longer-term securities, yields decreased, flattening the yield curve. Our average yield on earning assets increased, primarily due to the impact of the Peoples Acquisition and the loan portfolio acquired at a fair value discount under purchase accounting (see "Results of Operations: Comparison of the three- and six-month periods ended December 31, 2014 and 2013 – Net Interest Income"). A flat or flattening yield curve is generally detrimental to the Company. In December 2008, the FOMC cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries. A second securities purchase program focused on US Treasuries. A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio. For 2013, the FOMC extended its quantitative easing by making purchases of approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities. In December 2013, the FOMC began reducing those purchases by $10 billion per month, continued reducing those purchases by $10 billion per month at each successive meeting through 2014, and announced in late October 2014 that the program would be concluded. At recent meetings, the FOMC has indicated that it can be patient before raising short-term rates, which has generally been interpreted to mean rate increases are pending during mid-2015.

Our net interest margin improved when comparing the first six months of fiscal 2015 to the same period of the prior fiscal year.  The improvement was attributable primarily to purchase accounting adjustments related to the Peoples Acquisition, which was partially offset by the diminishing impact of similar adjustments resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Fiscal 2011 Acquisition). In both acquisitions, the Company acquired loans at a material discount. Net interest income resulting from the accretion of those discounts (and smaller premiums on acquired time deposits) in the first six months of fiscal 2015 increased to $1.3 million, as compared to $372,000 in the first six months of fiscal 2014. This increase equates to a 12 basis point increase in the net interest margin. The Company expects that as the acquired loan portfolios pay down, the positive impact on net interest income of discount accretion resulting from these acquisitions will be reduced. Our core net interest margin, excluding this income, decreased to 3.76% in the current six-month period, as compared to 3.77% in the prior year's six-month period, as declines in core loan yields were offset by declines in our core cost of funds, and the mix of our earning assets was relatively stable.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2014, noninterest income increased $1.2 million, or 41.4%, as compared to the same period of the prior fiscal year, attributable to increased collection of deposit account service charges and fees, bank card interchange income, and increased gains on secondary market loan sales, most of which resulted from the Fiscal 2014 Acquisitions and the Peoples Acquisition. Noninterest expense for the six-month period ended December 31, 2014, increased $5.4 million, or 50.0%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher employee compensation and benefits, occupancy expenses, amortization of core deposit intangibles, bank card network expense, advertising, deposit insurance premiums, and other expenses, which resulted primarily from the Fiscal 2014 Acquisitions and the Peoples Acquisition.

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

Comparison of Financial Condition at December 31 and June 30, 2014

The Company experienced balance sheet growth in the first six months of fiscal 2015, with total assets increasing $274.8 million, or 26.9%, to $1.3 billion at December 31, 2014, as compared to $1.0 billion at June 30, 2014. Balance sheet growth was primarily due to the Peoples Acquisition, as well as organic loan growth. Balance sheet growth was funded primarily with acquired deposit balances and organic deposit growth (including brokered deposits).

Available-for-sale investments increased $15.8 million, or 12.1%, to $146.0 million at December 31, 2014, as compared to $130.2 million at June 30, 2014. The increase was attributable to the Peoples Acquisition, which included $31.3 million in AFS securities balances, consisting primarily of mortgage-backed securities, partially offset by securities sold, repaid, and matured. Cash equivalents and time deposits increased $23.4 million, or 141.3%, as compared to June 30, 2014, primarily as a result of the Peoples Acquisition.

Loans, net of the allowance for loan losses, increased $213.4 million, or 26.6%, to $1.0 billion at December 31, 2014, as compared to $801.1 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $190.4 million in loans, at fair value. Including acquired loans, the increase in balance consisted primarily of commercial real estate, residential real estate, commercial, construction, and consumer loans.

Deposits increased $277.1 million, or 35.3%, to $1.1 billion at December 31, 2014, as compared to $785.8 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $221.9 million in deposits, at fair value. Including assumed deposits, the increase consisted primarily of certificates of deposit, money market deposit accounts, noninterest-bearing transaction accounts, savings accounts, and interest-bearing transaction accounts.

FHLB advances were $63.0 million at December 31, 2014, a decrease of $22.5 million, or 26.3%, as compared to $85.5 million at June 30, 2014. The decrease was attributable to the repayment of overnight borrowings funded by proceeds from the sale of some AFS securities, the origination of brokered deposits, and the utilization of cash equivalents obtained in the Peoples Acquisition, partially offset by the assumption of $16.0 million in longer-term advances, at fair value, as a result of the same. Securities sold under agreements to repurchase totaled $21.4 million at December 31, 2014, as compared to $25.6 million at June 30, 2014, a decrease of 16.3%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity increased $18.8 million, or 16.9%, to $129.9 million at December 31, 2014, from $111.1 million at June 30, 2014. The increase was due primarily to the issuance of shares in the Peoples Acquisition, as well as retention of net income, and an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2014 and 2013

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2014			December 31, 2013
	Average	Interest and	Yield/	Average	Interest and	Yield/
(dollars in thousands)	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$817,935	$10,530	5.15	$558,855	$7,168	5.13
Other loans (1)	212,886	2,831	5.32	178,647	2,344	5.25
Total net loans	1,030,821	13,361	5.18	737,502	9,512	5.16
Mortgage-backed securities	82,584	448	2.17	40,913	214	2.09
Investment securities (2)	72,921	499	2.74	83,705	509	2.43
Other interest earning assets	20,542	49	0.95	6,896	3	0.17
Total interest earning assets (1)	1,206,868	14,357	4.76	869,016	10,238	4.71
Other noninterest earning assets (3)	90,683	-		55,904	-
Total assets	$1,297,551	$14,357		$924,920	$10,238

Interest bearing liabilities:
Savings accounts	$109,137	100	0.37	$90,152	75	0.33
NOW accounts	294,350	576	0.78	236,170	488	0.83
Money market deposit accounts	96,213	56	0.23	22,356	42	0.75
Certificates of deposit	420,866	971	0.92	306,187	901	1.18
Total interest bearing deposits	920,566	1,703	0.74	654,865	1,506	0.92
Borrowings:
Securities sold under agreements to repurchase	23,475	27	0.46	23,478	31	0.53
FHLB advances	86,642	333	1.54	73,950	286	1.55
Subordinated debt	14,606	132	3.61	9,388	85	3.62
Total interest bearing liabilities	1,045,289	2,195	0.84	761,681	1,908	1.00
Noninterest bearing demand deposits	121,280	-		56,739	-
Other noninterest bearing liabilities	658	-		2,102	-
Total liabilities	1,167,227	2,195		820,522	1,908
Stockholders' equity	128,324	-		104,398	-
Total liabilities and stockholders' equity	$1,295,551	$2,195		$924,920	$1,908
Net interest income		$12,162			$8,330
Interest rate spread (4)			3.92%			3.71%
Net interest margin (5)			4.03%			3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.46%			114.09%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $32.7 million and $19.3 million, respectively, for the three-month period ended December 31, 2014, as compared to $20.1 million and $16.6 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2014			December 31, 2013
	Average	Interest and	Yield/	Average	Interest and	Yield/
(dollars in thousands)	Balance	Dividends	Cost (%)	Balance	Dividends	Cost (%)
Interest earning assets:
Mortgage loans (1)	$785,550	$20,112	5.12	$526,440	$13,614	5.17
Other loans (1)	204,890	5,474	5.34	174,059	4,563	5.24
Total net loans	990,440	25,586	5.17	700,499	18,177	5.19
Mortgage-backed securities	79,779	863	2.16	29,503	301	2.04
Investment securities (2)	76,059	1,045	2.75	76,166	919	2.41
Other interest earning assets	23,934	82	0.69	6,453	6	0.18
Total interest earning assets (1)	1,170,212	27,576	4.71	812,621	19,403	4.78
Other noninterest earning assets (3)	83,772	-		52,061	-
Total assets	$1,253,984	$27,576		$864,682	$19,403

Interest bearing liabilities:
Savings accounts	$114,344	199	0.35	$86,700	146	0.34
NOW accounts	284,843	1,131	0.79	222,461	958	0.86
Money market deposit accounts	79,684	101	0.25	22,207	82	0.74
Certificates of deposit	398,151	1,874	0.94	290,731	1,768	1.22
Total interest bearing deposits	877,022	3,305	0.75	622,099	2,954	0.95
Borrowings:
Securities sold under agreements to repurchase	24,037	55	0.46	23,173	63	0.54
FHLB advances	103,842	673	1.30	55,348	541	1.96
Subordinated debt	13,587	254	3.74	8,302	141	3.39
Total interest bearing liabilities	1,018,488	4,287	0.84	708,922	3,699	1.04
Noninterest bearing demand deposits	110,579	-	-	50,989	-	-
Other noninterest bearing liabilities	1,373	-	-	1,475	-	-
Total liabilities	1,130,440	4,287		761,386	3,699
Stockholders' equity	123,544	-		103,296	-
Total liabilities and stockholders' equity	$1,253,984	$4,287		$864,682	$3,699
Net interest income		$23,289			$15,704
Interest rate spread (4)			3.87%			3.74%
Net interest margin (5)			3.98%			3.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	114.90%			114.63%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $30.3 million and $19.2 million, respectively, for the six-month period ended December 31, 2014, as compared to $19.1 million and $16.6 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company's net interest income for the three- and six-month periods ended December 31, 2014. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2014
	Compared to three-month period
	ended December 31, 2013, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earnings assets:
Loans receivable (1)	$96	$7,566	$(3,813)	$3,849
Mortgage-backed securities	16	435	(217)	234
Investment securities (2)	129	(131)	(8)	(10)
Other interest-earning deposits	27	12	7	46
Total net change in income on
interest-earning assets	268	7,882	(4,031)	4,119

Interest-bearing liabilities:
Deposits	(498)	1,230	(535)	197
Securities sold under
agreements to repurchase	(8)	-	4	(4)
Subordinated debt	-	95	(48)	47
FHLB advances	(15)	113	(51)	47
Total net change in expense on
interest-bearing liabilities	(521)	1,438	(630)	287
Net change in net interest income	$789	$6,444	$(3,401)	$3,832

	Six-month period ended December 31, 2014
	Compared to six-month period
	ended December 31, 2013, Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(77)	$7,520	$(34)	$7,409
Mortgage-backed securities	18	513	31	562
Investment securities (2)	129	(1)	(2)	126
Other interest-earning deposits	16	16	44	76
Total net change in income on
interest-earning assets	86	8,048	39	8,173

Interest-bearing liabilities:
Deposits	(521)	1,183	(311)	351
Securities sold under
agreements to repurchase	(10)	2	-	(8)
Subordinated debt	15	90	8	113
FHLB advances	(183)	475	(160)	132
Total net change in expense on
interest-bearing liabilities	(699)	1,750	(463)	588
Net change in net interest income	$785	$6,298	$502	$7,585

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2014 and 2013

General. Net income for the three- and six-month periods ended December 31, 2014, was $3.4 million and $6.7 million, respectively, increases of $919,000, or 36.5%, and $1.7 million, or 32.6%, as compared to the same periods of the prior fiscal year.  After preferred dividends of $50,000 and $100,000, respectively, paid in the three- and six-month periods ended December 31, 2014 and 2013, net income available to common shareholders was $3.4 million and $6.6 million, respectively, increases of $919,000, or 37.2%, and $1.7 million, or 33.2%, respectively as compared to the same periods of the prior fiscal year.

For the three-month period ended December 31, 2014, basic and fully-diluted net income per share available to common shareholders was $0.91 and $0.89, respectively, increases of $0.16, or 21.3% and 21.9% respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the three-month period ended December 31, 2014, was 1.06%, as compared to 1.09% for the same period of the prior fiscal year. For the three-month period ended December 31, 2014, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 0.91%, as compared to 1.04% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended December 31, 2014, was 12.5%, as compared to 11.7% in the same period of the prior fiscal year.

For the six-month period ended December 31, 2014, basic and fully-diluted net income per share available to common shareholders was $1.83 and $1.78, respectively, increases of $0.32, or 21.2%, and $.31, or 21.1% respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the six-month period ended December 31, 2014, was 1.07%, as compared to 1.18% for the same period of the prior fiscal year. For the six-month period ended December 31, 2014, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 0.95%, as compared to 1.12% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the six-month period ended December 31, 2014, was 12.8%, as compared to 12.0% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month and six-month periods ended December 31, 2014, was $12.2 million and $23.2 million, respectively, increases of $3.8 million, or 46.0%, and $7.6 million, or 48.3%, as compared to the same periods of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition was $67,000 and $175,000, respectively, in the current three- and six-month periods, as compared to $168,000 and $372,000, respectively, in the same periods of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $703,000 and $1.1 million, respectively, in the current three- and six-month periods, with no comparable accretion in the same periods of the prior fiscal year.

Our net interest margin for the three- and six-month periods ended December 31, 2014, determined by dividing annualized net interest income by total average interest-earning assets, was 4.03% and 3.98%, respectively, as compared to 3.83% and 3.87% in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 3.78% and 3.76%, respectively, for the three-and six-month periods ended December 31, 2014, as compared to 3.76% and 3.77%, respectively, for the same periods of the prior fiscal year. Our average net interest rate spread for the three- and six-month periods ended December 31, 2014, was 3.92% and 3.87%, respectively, as compared to 3.71% and 3.74%, respectively, for the same periods of the prior fiscal year.

For the three-month period ended December 31, 2014, the improvement in net interest rate spread, compared to the same period a year ago, resulted from a 16 basis point decrease in the average cost of interest-bearing liabilities, combined with a five basis point increase in the average yield on interest-earning assets. This decline in rates paid was attributable to the continued generally low rate environment, while the increase in yields earned was attributable to an increase in the accretion of fair value discount on acquired loans, due to the Peoples Acquisition which closed in early August 2014. Our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, resulted in an increase of $337.9 million, or 38.9%, in the average balance of interest-earning assets, when comparing the three-month period ended December 31, 2014, with the same period of the prior fiscal year.

For the six-month period ended December 31, 2014, the improvement in net interest rate spread, compared to the same period a year ago, resulted from a 20 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a seven basis point decrease in the average yield on interest-earning assets. This decline in yields earned and rates paid was attributable to the continued generally low rate environment, with the decrease in yields earned partially offset by an increase in the accretion of fair value discount on acquired loans, due to the Peoples Acquisition which closed in early August 2014. Our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, resulted in an increase of $357.6 million, or 44.0%, in the average balance of interest-earning assets, when comparing the six-month period ended December 31, 2014, with the same period of the prior fiscal year.

Interest Income. Total interest income for the three- and six-month periods ended December 31, 2014, was $14.4 million and $27.6 million, increases of $4.1 million, or 40.2%, and $8.2 million, or 42.1%, as compared to the same periods of the prior fiscal year. The increases were attributed to 39.8% and 44.0% increases, respectively, in the average balance of interest-earning assets for the three- and six-month periods ended December 31, 2014, combined with a five basis point increase in the average yield earned on interest-earning assets in the three-month period, and partially offset by a seven basis point decrease in the six-month period, as compared to the same periods of the prior fiscal year. Increased average balances were attributed to our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions. For the three-month period, the increase in yield on interest-earning assets was attributable to an increase in interest income generated from accretion of fair value discount on acquired loans, resulting from the Peoples Acquisition, which closed in early August 2014, partially offset by the continued low rate environment. For the six-month period, the decrease in yield on interest-earning assets was attributable to the continued low rate environment, partially offset by the increase in interest income generated from accretion of fair value discount on those same acquired loans.

Interest Expense. Total interest expense for the three- and six-month periods ended December 31, 2014 was $2.2 million and $4.3 million, increases of $288,000, or 15.1%, and $586,000, or 15.8%, respectively, as compared to the same periods of the prior fiscal year. The increases were attributed to increases of $285.6 million, or 37.5%, and $309.6 million, or 43.7%, respectively, in the average balance of interest-bearing liabilities for the three- and six-month periods ended December 31, 2014, partially offset by declines of 16 and 20 basis points, respectively, in the average cost of interest-bearing liabilities, as compared to the same periods of the prior fiscal year. The growth in average balances was attributed to our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, while the decline in the average cost of interest-bearing liabilities was attributed to the continued low rate environment, as well as a higher percentage of funding obtained through relatively low-costing overnight advances from the FHLB.

Provision for Loan Losses. The provision for loan losses for the three- and six-month periods ended December 31, 2014, was $862,000 and $1.7 million, respectively, as compared to $295,000 and $794,000, respectively, in the same periods of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three- and six-month periods represented an annualized charge of .33% and .34%, respectively, while the Company incurred net charge offs in the three-month period of .01% (annualized), and recognized net recoveries in the six-month period of less than one basis point (annualized). During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented an annualized charge of .16% and .23%, respectively, while net charge offs were .05% (annualized), and less than one basis point (annualized), respectively, for the three- and six-month periods. The increase was primarily attributable to growth during the current fiscal year in the loan portfolio. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three- and six-month periods ended December 31, 2014, was $2.2 million and $4.2 million, respectively, increases of $521,000, or 31.3%, and $702,000, or 41.4%, respectively, as compared to the same periods of the prior fiscal year. The increases were the result of increased deposit account charges and fees, increased bank card interchange income, and gains realized on sales of residential loans into the secondary market, all of which were attributable in large part to the Fiscal 2014 Acquisitions and the Peoples Acquisition.

Noninterest Expense. Noninterest expense for the three- and six-month periods ended December 31, 2014, was $8.6 million and $16.2 million, respectively, increases of $2.4 million, or 38.0%, and $5.4 million, or 50.0%, as compared to the same periods of the prior fiscal year. The increases were attributed to employee compensation and benefits, occupancy expenses, amortization of core deposit intangibles resulting from the Fiscal 2014 Acquisitions and the Peoples Acquisition, bank card network expense, advertising, deposit insurance premiums, and other expenses which resulted primarily from the Fiscal 2014 Acquisitions and the Peoples Acquisition. Included in noninterest expense was $359,000 and $487,000, respectively, in merger-related charges recognized in the three- and six-month periods ended December 31, 2014, as compared to $620,000 and $745,000 in comparable expenses in the same periods of the prior fiscal year. The efficiency ratio, excluding securities gains or losses, for the three- and six-month periods ended December 31, 2014, was 59.9% and 59.0%, respectively, as compared to 63.0% and 58.2%, respectively, for the same periods of the prior fiscal year. The improvement in the current three-month period's efficiency ratio was the result of a decrease in merger-related charges, compared to the year-ago period, as well as the increase in our net interest margin, due to increased accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, discussed above. For the current six-month period, the deterioration in the efficiency ratio was attributed primarily to the  Fiscal 2014 Acquisitions and the Peoples Acquisition, as the Company has not yet realized all of the expected cost savings from the acquired entities' operations, partially offset by the decrease in merger-related charges and increased accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits, discussed above.

Income Taxes. Provision for income taxes for the three- and six-month periods ended December 31, 2014, was $1.5 million and $2.8 million, increases of $503,000, or 52.5%, and $860,000, or 43.4%, as compared to the same periods of the prior fiscal year. The increase was attributed to higher pre-tax income, as well as an increase in the effective tax rate, to 29.8% and 29.7%, respectively, in the current three- and six-month periods, as compared to 27.5% and 28.0%, respectively, in the same periods of the prior fiscal year. The increase in the rate was attributed to the increase in pre-tax income, which outpaced new tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended December 31, 2014 and 2013:

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2014	2013	2014	2013

Balance, beginning of period	$10,110	$8,794	$9,259	$8,386
Loans charged off:
Residential real estate	-	(9)	(11)	(23)
Construction	-	-	-	-
Commercial business	(18)	-	(19)	(13)
Commercial real estate	-	(8)	-	(70)
Consumer	(20)	(9)	(38)	(17)
Gross charged off loans	(38)	(26)	(68)	(123)
Recoveries of loans previously charged off:
Residential real estate	1	13	9	14
Construction	-	-	-	-
Commercial business	-	1	3	2
Commercial real estate	22	-	40	1
Consumer	1	7	26	10
Gross recoveries of charged off loans	24	21	78	27
Net charge offs	(14)	(5)	10	(96)
Provision charged to expense	862	295	1,689	794
Balance, end of period	$10,958	$9,084	$10,958	$9,084

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.7 million to $11.0 million at December 31, 2014, from $9.3 million at June 30, 2014. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at December 31, 2014.

At December 31, 2014, the Company had loans of $13.2 million, or 1.29% of total  loans, adversely classified ($13.2 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $7.0 million, or 0.87% of total loans, adversely classified ($7.0 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2014, and $6.0 million, or 0.79% of total loans, adversely classified ($6.0 million classified "substandard"; none classified "doubtful" or "loss") at December 31, 2013. The increase was attributable primarily to the Peoples Acquisition.  Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans, consumer loans and construction loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $4.6 million at December 31, 2014. As indicated in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $3.9 million at June 30, 2014, to $6.9 million at December 31, 2014.  The increase was attributable primarily to the Peoples Acquisition.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries for the previous five years for each loan category. The Company's allowance methodology considers the most recent twelve-month period's average net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. Average net charge offs are calculated as net charge offs by portfolio type for the period as a percentage of the average balance of respective portfolio type over the same period.

The following table sets forth the Company's historical net charge offs as of December 31 and June 30, 2014:

	December 31, 2014	June 30, 2014
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.08%	0.06%
Construction	0.00%	0.00%
Commercial	0.00%	0.03%
Consumer loans	0.18%	0.26%
Commercial loans	0.31%	0.44%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At December 31, 2014, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended December 31, 2014	Qualitative factor applied at fiscal year ended June 30, 2014
Real estate loans:
Residential	0.75%	0.78%
Construction	1.64%	1.67%
Commercial	1.32%	1.33%
Consumer loans	1.40%	1.39%
Commercial loans	1.34%	1.29%

At December 31, 2014, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $9.7 million, as compared to $8.6 million at June 30, 2014. The relative stability in qualitative factors was attributed to stable credit quality, classifications, and delinquencies within the legacy portfolio.

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

Nonperforming Assets

The ratio of nonperforming assets to total assets and nonperforming loans to net loans receivable is another measure of asset quality. Nonperforming assets of the Company include nonaccruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The table below summarizes changes in the Company's level of nonperforming assets over selected time periods:

(dollars in thousands)	December 31, 2014	June 30, 2014	December 31, 2013
Nonaccruing loans:
Residential real estate	$2,554	$444	$387
Construction	196	-	-
Commercial real estate	1,688	673	351
Consumer	109	58	46
Commercial business	117	91	848
Total	4,664	1,266	1,632

Loans 90 days past due
accruing interest:
Residential real estate	11	106	-
Commercial real estate	-	18	-
Consumer	4	6	-
Commercial business	-	-	-
Total	15	130	-

Total nonperforming loans	4,679	1,396	1,632

Nonperforming investments	-	-	125
Foreclosed assets held for sale:
Real estate owned	4,099	2,912	3,004
Other nonperforming assets	29	65	48
Total nonperforming assets	$8,807	$4,373	$4,809

At December 31, 2014, troubled debt restructurings (TDRs) totaled $5.5 million, of which $2.0 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $3.5 million in TDRs have complied with their modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these performing loans were subject to classification as TDRs at December 31, 2014, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2014, TDRs totaled $5.1 million, of which $300,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $4.8 million in TDRs at June 30, 2014, had complied with their modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2014, nonperforming assets totaled $8.8 million, as compared to $4.4 million at June 30, 2014, and $4.8 million at December 31, 2013. The increase in nonperforming assets from fiscal year end was attributed primarily to $1.7 million in nonaccrual loans (at fair value) and $1.0 million in foreclosed real estate obtained in the Peoples Acquisition, combined with the migration to nonaccrual status of a previously classified loan relationship, with a carrying value of $2.0 million, assumed by the Company in its Fiscal 2011 Acquisition.

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

At December 31, 2014, the Company had outstanding commitments and approvals to extend credit of approximately $142.2 million (including $89.6 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At December 31, 2014, the Bank had pledged residential real estate loan portfolios and a significant portion of its commercial real estate loan portfolios with the FHLB for available credit of approximately $276.3 million, of which $62.0 million had been advanced. The Bank has the ability to pledge several of its other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $453.7 million, subject to available collateral. Also, at December 31, 2014, the Bank had pledged a total of $127.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $104.4 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company's and Bank's regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2014, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$144,880	14.84%	$78,101	8.00%	n/	a	n/	a
Southern Bank	139,796	14.45%	77,392	8.00%	96,740		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	133,922	13.72%	39,050	4.00%	n/	a	n/	a
Southern Bank	128,138	13.25%	38,696	4.00%	58,044		6.00%
Tier I Capital (to Average Assets)
Consolidated	133,922	10.40%	51,530	4.00%	n/	a	n/	a
Southern Bank	128,138	11.64%	44,042	4.00%	55,053		5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$125,930	16.38%	$61,522	8.00%	n/	a	n/	a
Southern Bank	114,811	15.07%	60,968	8.00%	76,211		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,314	15.12%	30,762	4.00%	n/	a	n/	a
Southern Bank	105,281	13.81%	30,484	4.00%	45,726		6.00%
Tier I Capital (to Average Assets)
Consolidated	116,314	11.71%	39,743	4.00%	n/	a	n/	a
Southern Bank	105,281	10.69%	39,379	4.00%	49,224		5.00%

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

In an effort to manage the interest rate risk resulting from fixed rate lending, the Bank has utilized longer term FHLB advances (with maturities up to ten years), subject to early redemptions and fixed terms. Other elements of the Company's current asset/liability strategy include (i) increasing originations of commercial business, commercial real estate, agricultural operating lines, and agricultural real estate loans, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk; (ii) actively soliciting less rate-sensitive deposits, including aggressive use of the Company's "rewards checking" product, and (iii) offering competitively-priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2015, fixed rate 1- to 4-family residential loan production totaled $17.7 million, as compared to $16.5 million during the same period of the prior fiscal year. At December 31, 2014, the fixed rate residential loan portfolio was $141.0 million with a weighted average maturity of 126 months, as compared to $102.8 million at December 31, 2013, with a weighted average maturity of 174 months. The Company originated $18.5 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2014, as compared to $20.3 million during the same period of the prior fiscal year. At December 31, 2014, fixed rate loans with remaining maturities in excess of 10 years totaled $42.6 million, or 4.2% of net loans receivable, as compared to $49.6 million, or 6.6% of net loans receivable at December 31, 2013. The Company originated $77.4 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2014, as compared to $51.9 million during the same period of the prior fiscal year.  The Company also originated $19.1 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2014, as compared to $39.8 million during the same period of the prior fiscal year. At December 31, 2014, adjustable-rate home equity lines of credit were $22.4 million, as compared to $17.0 million at December 31, 2013. At December 31, 2014, the Company's investment portfolio had an expected weighted-average life of 5.0 years, unchanged from 5.0 years at December 31, 2013. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2014, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2014
				NPV as % of PV
BP Change	Estimated Net Portfolio Value			of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$106,036	(25,930)	-20%	8.42%	-1.77%
+200	115,548	(16,418)	-12%	9.09%	-1.11%
+100	123,380	(8,586)	-7%	9.62%	-0.58%
NC	131,966	-	-	10.20%	-
-100	140,999	9,033	7%	10.80%	0.60%
-200	150,858	18,891	14%	11.45%	1.25%
-300	160,504	28,537	22%	12.08%	1.88%

June 30, 2014
				NPV as % of PV
BP Change	Estimated Net Portfolio Value			of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,966	(20,788)	-18%	9.32%	-1.77%
+200	101,125	(13,628)	-12%	9.95%	-1.15%
+100	107,345	(7,409	-6%	10.48%	-0.62%
NC	114,754	-	-	11.10%	-
-100	123,482	8,728	8%	13.49%	0.74%
-200	132,190	17,436	15%	13.96%	1.48%
-300	140,398	25,644	22%	14.47%	2.17%

Computations of prospective effects of hypothetical interest rate changes are based on an internally generated model using actual maturity and repricing schedules for the Bank's loans and deposits, and are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank's may undertake in response to changes in interest rates.

Management cannot predict future interest rates or their effect on the Bank's NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank's portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information
SOUTHERN MISSOURI BANCORP, INC.

Item 1:  Legal Proceedings

In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company's ordinary business, the Company is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company.

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2014 thru 7/31/2014	-	-	-	-
11/1/2014 thru 11/30/2014	-	-	-	-
12/1/2014 thru 12/31/2014	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

(a)	Exhibits
3	(a)	Articles of Incorporation of the Registrant+
3	(b)	Certificate of Designation for the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A++
3	(c)	Bylaws of the Registrant+++
4		Form of Stock Certificate of Southern Missouri Bancorp++++
10		Material Contracts
	(a)	Registrant's 2008 Equity Incentive Plan+++++
	(b)	Registrant's 2003 Stock Option and Incentive Plan++++++
	(c)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan+++++++
	(d)	Employment Agreements
		(i)	Greg A. Steffens*
	(e)	Director's Retirement Agreements
		(i)	Sammy A. Schalk**
		(ii)	Ronnie D. Black**
		(iii)	L. Douglas Bagby**
		(iv)	Rebecca McLane Brooks***
		(v)	Charles R. Love***
		(vi)	Charles R. Moffitt***
		(vii)	Dennis Robison****
		(viii)	David Tooley*****
		(ix)	Todd E. Hensley
	(f)	Tax Sharing Agreement***
31		Rule 13a-14(a) Certification
32		Section 1350 Certification
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

+	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant's definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant's definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 9, 2015	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2015	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)