Form 10-Q
period 2015-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2015-05-11
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number   0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation or organization)	(Employer Identification No.)

531 Vine Street Poplar Bluff, MO	63901
(Address of principal executive offices)	(Zip Code)

(573) 778-1800
Registrant's telephone number (including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2015
Common Stock, Par Value $.01	7,419,666 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND JUNE 30, 2014

	March 31, 2015	June 30, 2014
	(unaudited)
(dollars in thousands)
Cash and cash equivalents	$20,798	$14,932
Interest-bearing time deposits	2,698	1,655
Available for sale securities	133,637	130,222
Stock in FHLB of Des Moines	4,135	4,569
Stock in Federal Reserve Bank of St. Louis	2,340	1,424
Loans receivable, net of allowance for loan losses of $11,743 and $9,259 at March 31, 2015 and June 30, 2014, respectively	1,049,524	801,056
Accrued interest receivable	4,645	4,402
Premises and equipment, net	37,490	22,467
Bank owned life insurance – cash surrender value	19,549	19,123
Intangible assets, net	4,451	2,335
Goodwill	4,556	1,600
Prepaid expenses and other assets	19,035	17,637
Total assets	$1,302,858	$1,021,422

Deposits	$1,056,994	$785,801
Securities sold under agreements to repurchase	27,960	25,561
Advances from FHLB of Des Moines	65,080	85,472
Accounts payable and other liabilities	4,491	3,181
Accrued interest payable	741	569
Subordinated debt	14,635	9,727
Total liabilities	1,169,901	910,311

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at March 31, 2015 and June 30, 2014	20,000	20,000

Common stock, $.01 par value; 10,000,000 and 8,000,000 shares, respectively, authorized; 7,413,666 and 3,340,440 shares, respectively, issued at March 31, 2015 and June 30, 2014	74	33
Warrants to acquire common stock	177	177
Additional paid-in capital	36,159	23,504
Retained earnings	74,875	66,809
Accumulated other comprehensive income	1,672	588
Total stockholders' equity	132,957	111,111

Total liabilities and stockholders' equity	$1,302,858	$1,021,422

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

	Three months		Nine months
	ended		ended
	March 31,		March 31,
	2015	2014	2015	2014
(dollars in thousands)
INTEREST INCOME:
Loans	$12,975	$9,497	$38,560	$27,674
Investment securities	483	519	1,528	1,438
Mortgage-backed securities	435	286	1,298	587
Other interest-earning assets	16	14	98	20
Total interest income	13,909	10,316	41,484	29,719
INTEREST EXPENSE:
Deposits	1,756	1,493	5,060	4,447
Securities sold under agreements to repurchase	30	34	84	97
Advances from FHLB of Des Moines	301	272	973	814
Subordinated debt	125	83	379	223
Total interest expense	2,212	1,882	6,496	5,581
NET INTEREST INCOME	11,697	8,434	34,988	24,138
PROVISION FOR LOAN LOSSES	837	253	2,526	1,048
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,860	8,181	32,462	23,090
NONINTEREST INCOME:
Deposit account charges and related fees	827	628	2,572	1,863
Bank card interchange income	568	355	1,660	1,014
Loan late charges	127	57	307	174
Other loan fees	191	129	437	357
Net realized gains on sale of loans	92	112	473	356
Net realized gains (losses) on sale of AFS securities	3	(2)	6	108
Earnings on bank owned life insurance	140	126	426	384
Other income	146	57	380	153
Total noninterest income	2,094	1,462	6,261	4,409
NONINTEREST EXPENSE:
Compensation and benefits	4,541	3,215	13,313	8,878
Occupancy and equipment, net	1,424	1,045	4,414	2,807
Deposit insurance premiums	158	148	495	356
Legal and professional fees	221	321	748	1,232
Advertising	232	117	639	354
Postage and office supplies	133	169	434	440
Intangible amortization	323	186	930	467
Bank card network expense	85	586	595	909
Other operating expense	974	832	2,714	1,969
Total noninterest expense	8,091	6,619	24,282	17,412
INCOME BEFORE INCOME TAXES	4,863	3,024	14,441	10,087
INCOME TAXES	1,497	781	4,338	2,762
NET INCOME	$3,366	$2,243	$10,103	$7,325
Less: dividend on preferred shares	50	50	150	150
Net income available to common shareholders	$3,316	$2,193	$9,953	$7,175

Basic earnings per common share	$0.45	$0.33	$1.36	$1.09
Diluted earnings per common share	$0.44	$0.32	$1.33	$1.06
Dividends per common share	$0.085	$0.080	$0.255	$0.240

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

(dollars in thousands)
Net income	$3,366	$2,243	$10,103	$7,325
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	465	928	1,700	(321)
Less: reclassification adjustment for realized gains (losses) included in net income	3	(2)	6	108
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	29	293	28	294
Tax benefit (expense)	(159)	(453)	(637)	50
Total other comprehensive income (loss)	332	770	1,085	(85)
Comprehensive income	$3,698	$3,013	$11,188	$7,240

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

	March 31,
(dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$10,103	$7,325
Items not requiring (providing) cash:
Depreciation	1,485	1,112
Stock option and stock grant expense	99	11
Amortization of intangible assets	930	467
Amortization of purchase accounting adjustments	(1,986)	(4)
Increase in cash surrender value of bank owned life insurance	(426)	(384)
Loss on sale of foreclosed assets	11	19
Provision for loan losses	2,526	1,048
Gains realized on AFS securities	(6)	(108)
Net amortization of premiums and discounts on securities	687	885
Originations of loans held for sale	(11,176)	(10,813)
Proceeds from sales of loans held for sale	11,464	10,447
Gain on sales of loans held for sale	(473)	(356)
Changes in:
Accrued interest receivable	390	863
Prepaid expenses and other assets	1,563	531
Accounts payable and other liabilities	(171)	(596)
Deferred income taxes	(744)	(402)
Accrued interest payable	95	(466)
Net cash provided by operating activities	14,371	9,579
Cash flows from investing activities:
Net increase in loans	(59,777)	(69,487)
Net change in interest-bearing deposits	8,907	-
Proceeds from maturities of available for sale securities	14,813	6,701
Proceeds from sales of available for sale securities	14,021	36,127
Net redemptions (purchases) of Federal Home Loan Bank stock	1,361	(904)
Net purchases of Federal Reserve Bank of Saint Louis stock	(916)	(249)
Purchases of available-for-sale securities	-	(13,660)
Purchases of premises and equipment	(4,737)	(5,523)
Net cash received in (paid for) acquisitions	3,221	(5,585)
Investments in state and federal tax credits	-	(3,588)
Proceeds from sale of fixed assets	14	-
Proceeds from sale of foreclosed assets	567	1,143
Net cash used in investing activities	(22,526)	(55,025)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	37,577	29,107
Net increase in certificates of deposits	12,016	611
Net increase (decrease) in securities sold under agreements to repurchase	2,399	(1,990)
Proceeds from Federal Home Loan Bank advances	244,960	24,600
Repayments of Federal Home Loan Bank advances	(281,160)	-
Exercise of stock options	265	87
Dividends paid on preferred stock	(150)	(150)
Dividends paid on common stock	(1,886)	(1,585)
Net cash provided by financing activities	14,021	50,680
Increase in cash and cash equivalents	5,866	5,234
Cash and cash equivalents at beginning of period	14,932	12,789
Cash and cash equivalents at end of period	$20,798	$18,023
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$903	$335
Conversion of foreclosed real estate to loans	58	338
Conversion of loans to repossessed assets	98	42
Cash paid during the period for:
Interest (net of interest credited)	$2,043	$2,085
Income taxes	3,432	2,798
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of Southern Missouri Bancorp, Inc. (the Company) as of June 30, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine-month periods ended March 31, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2014, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.  All share and per share amounts reflect, or have been restated to reflect, the two-for-one common stock split in the form of a common stock dividend paid on January 30, 2015.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. The Company, a Missouri corporation, was organized in 1994 and is the parent company of the Bank. Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank is subject to competition from other financial institutions. The Bank and Company are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is principally comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's investment or loan portfolios resulting from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company's investments in real estate.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $12.7 million and $8.6 million at March 31, 2015 and June 30, 2014, respectively. The deposits are held in various commercial banks with none exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve Bank of St. Louis and the Federal Home Loan Bank of Des Moines (FHLB).

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income, a component of stockholders' equity. All securities have been classified as available for sale.

Premiums and discounts on debt securities are amortized or accreted as adjustments to income over the estimated life of the security using the level yield method. Realized gains or losses on the sale of securities are based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

The Company does not invest in collateralized mortgage obligations that are considered by the Company to be high risk.

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

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the FHLB system and the Federal Reserve Bank of St. Louis. Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

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

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans ("purchased credit impaired loans"), the Company recorded a fair value discount which established a new book value (see Note 4). For these loans, we determined the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows"), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated decrease the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Intangible Assets.  The Company's intangible assets at March 31, 2015 included gross core deposit intangibles of $5.9 million with $1.6 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.7 million, and mortgage servicing rights of $84,000. At June 30, 2014, the Company's intangible assets included gross core deposit intangibles of $2.9 million with $875,000 accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.5 million, and mortgage servicing rights of $38,000.  The Company's core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $323,000 in the remainder of fiscal 2015, $1.0 million in fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018,  $655,000 in fiscal 2019 and $541,000 thereafter.
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

Incentive Plan. The Company accounts for its Management and Recognition Plan, 2003 Stock Option and Incentive Plan and 2008 Equity Incentive Plan in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company and is recorded as an adjustment to additional paid in capital

Outside Directors' Retirement. Southern Bank adopted a directors' retirement plan in April 1994 for outside directors. The directors' retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board.

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

Earnings Per Common Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options and warrants) outstanding during each period.

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

The following paragraphs summarize the expected impact of new accounting pronouncements:

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," to provide guidance to customers about whether a cloud computing arrangement includes a software license. Arrangements containing a license should be recorded as consistent with the acquisition of software licenses, whereas arrangements that do not include a software license should be recorded as consistent with the accounting for service contracts. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is reviewing the ASU, but does not expect adoption will result in a significant effect on the Company's consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," requiring an evaluation of whether certain legal entities should be consolidated and modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is reviewing the ASU.

In August 2014, FASB issued ASU 2014-14, "Troubled Debt Restructurings by Creditors," to address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g., FHA, VA, HUD). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is reviewing the ASU, but does not expect adoption will result in a significant effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," superseding most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The ASU was originally effective for interim and annual periods beginning after December 15, 2016, and must be applied retrospectively, but in April 2015, FASB issued an exposure draft proposing deferral of the effective date for public entities to interim and annual periods beginning after December 15, 2017. The Company remains in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of securities available for sale consisted of the following:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$15,918	$50	$(96)	$15,872
State and political subdivisions	40,481	2,051	(46)	42,486
Other securities	3,215	280	(689)	2,806
Mortgage-backed: GSE residential	71,393	1,091	(11)	72,473
Total investments and mortgage-backed securities	$131,007	$3,472	$(842)	$133,637

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$24,607	$21	$(554)	$24,074
State and political subdivisions	43,632	1,856	(131)	45,357
Other securities	3,294	264	(918)	2,640
Mortgage-backed GSE residential	57,780	578	(207)	58,151
Total investments and mortgage-backed securities	$129,313	$2,719	$(1,810)	$130,222

The amortized cost and estimated fair value of investment and mortgage-backed securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2015
		Estimated
(dollars in thousands)	Amortized	Fair
	Cost	Value

Within one year	$1,535	$1,541
After one year but less than five years	15,551	15,634
After five years but less than ten years	17,362	17,856
After ten years	25,166	26,133
Total investment securities	59,614	61,164
Mortgage-backed securities	71,393	72,473
Total investments and mortgage-backed securities	$131,007	$133,637

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and June 30, 2014:

	March 31, 2015
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$1,996	$2	$7,895	$94	$9,891	$96
Obligations of state and political subdivisions	1,530	3	1,500	43	3,030	46
Other securities	-	-	1,199	689	1,199	689
Mortgage-backed securities	2,861	11	-	-	2,861	11
Total investments and mortgage-backed securities	$6,387	$16	$10,594	$826	$16,981	$842

	June 30, 2014
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,676	$26	$18,451	$528	$21,127	$554
Obligations of state and political subdivisions	1,863	3	4,938	128	6,801	131
Other securities	476	2	532	916	1,008	918
Mortgage-backed securities	8,882	77	1,649	130	10,531	207
Total investments and mortgage-backed securities	$13,897	$108	$25,570	$1,702	$39,467	$1,810

Other securities. At March 31, 2015, there were three pooled trust preferred securities with an estimated fair value of $757,000 and unrealized losses of $681,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The March 31, 2015, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1%; no recoveries on issuers currently in default; recoveries of zero to 49 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

For the last of these three securities, the Company is receiving PIK, in lieu of cash interest. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers included in the pool to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary bank. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For this security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of 1.5 years. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of March 31, 2015, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of March 31, 2015, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2015 and 2014.

	Accumulated Credit Losses
	Nine-Month Period Ended
(dollars in thousands)	March 31,
	2015	2014
Credit losses on debt securities held
Beginning of period	$375	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(7)	-
End of period	$368	$375

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2015	June 30, 2014

Real Estate Loans:
Residential	$381,323	$303,901
Construction	69,882	40,738
Commercial	406,204	308,520
Consumer loans	45,884	35,223
Commercial loans	181,676	141,072
	1,084,969	829,454
Loans in process	(23,793)	(19,261)
Deferred loan fees, net	91	122
Allowance for loan losses	(11,743)	(9,259)
Total loans	$1,049,524	$801,056

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company's average term for a construction loan is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At March 31, 2015, construction loans outstanding included 57 loans, totaling $9.6 million, for which a modification had been agreed to. At June 30, 2014, construction loans outstanding included 31 loans, totaling $13.1 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, the loans were not accounted for as TDRs.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit (HELOCs), which are variable, are tied to the prime rate of interest, and are for a period of ten years.

HELOCs are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage and are typically issued for a term of ten years. Interest rates on the HELOCs are generally adjustable. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2015 and June 30, 2014, and activity in the allowance for loan losses for the three- and nine-month periods ended March 31, 2015 and 2014:

	At period end and for the nine months ended March 31, 2015
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	286	511	698	216	815	2,526
Losses charged off	(24)	-	(9)	(54)	(40)	(127)
Recoveries	10	-	40	32	3	85
Balance, end of period	$2,734	$866	$4,872	$713	$2,558	$11,743
Ending Balance: individually evaluated for impairment	$-	$-	$-	$59	$-	$59
Ending Balance: collectively evaluated for impairment	$2,734	$866	$4,872	$654	$2,558	$11,684
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$59	$-	$59
Ending Balance: collectively evaluated for impairment	$377,500	$43,608	$394,407	$45,630	$180,580	$1,041,725
Ending Balance: loans acquired with deteriorated credit quality	$3,823	$2,481	$11,797	$195	$1,096	$19,392

	For the three months ended March 31, 2015
(dollars in thousands)	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,800	$561	$4,564	$736	$2,297	$10,958
Provision charged to expense	(54)	305	316	(12)	282	837
Losses charged off	(13)	-	(8)	(16)	(21)	(58)
Recoveries	1	-	-	5	-	6
Balance, end of period	$2,734	$866	$4,872	$713	$2,558	$11,743

	At period end and for the nine months ended March 31, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, beginning of period	$1,810	$273	$3,602	$472	$2,229	$8,386
Provision charged to expense	562	130	446	55	(145)	1,048
Losses charged off	(150)	-	(69)	(51)	(517)	(787)
Recoveries	15	-	1	15	9	40
Balance, end of period	$2,237	$403	$3,980	$491	$1,576	$8,687
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,237	$403	$3,980	$491	$1,576	$8,687
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended March 31, 2014
(dollars in thousands)	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,131	$424	$3,787	$496	$2,247	$9,085
Provision charged to expense	232	(21)	193	23	(174)	253
Losses charged off	(127)	-	-	(32)	(504)	(663)
Recoveries	1	-	-	4	7	12
Balance, end of period	$2,237	$403	$3,980	$491	$1,576	$8,687

	At June 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total

Allowance for loan losses:
Balance, end of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$302,111	$21,477	$307,253	$35,223	$140,957	$807,021
Ending Balance: loans acquired with deteriorated credit quality	$1,790	$-	$1,267	$-	$115	$3,172

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

Under the Company's methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, which are collectively evaluated for impairment, and 2) all other loans, which are individually evaluated. Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provision and charge offs are most likely to have a significant impact on operations.

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2015 and June 30, 2014. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	March 31, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$374,607	$45,958	$392,438	$45,564	$179,042
Watch	3,232	-	6,894	76	126
Special Mention	-	-	-	-	-
Substandard	3,484	131	6,872	244	2,508
Doubtful	-	-	-	-	-
Total	$381,323	$46,089	$406,204	$45,884	$181,676

	June 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$300,926	$21,477	$303,853	$35,046	$140,138
Watch	301	-	1,014	40	362
Special Mention	-	-	-	-	-
Substandard	2,674	-	3,653	137	572
Doubtful	-	-	-	-	-
Total	$303,901	$21,477	$308,520	$35,223	$141,072

At March 31, 2015, purchased credited impaired loans included above comprised $5.2 million of loans rated "Pass"; $6.8 million of loans rated "Watch"; no loans rated "Special Mention"; $7.4 million of loans rated "Substandard"; and no loans rated "Doubtful". At June 30, 2014,  purchased credit impaired loans accounted for $409,000 of loans rated "Pass"; no loans rated "Watch"; no loans rated "Special Mention"; $2.7 million of loans rated "Substandard"; and no loans rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2015 and June 30, 2014.

	March 31, 2015
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing

Real Estate Loans:
Residential	$1,464	$172	$650	$2,286	$379,037	$381,323	$127
Construction	-	-	131	131	45,958	46,089	-
Commercial	1,044	53	40	1,137	405,067	406,204	-
Consumer loans	268	118	11	397	45,487	45,884	10
Commercial loans	584	20	55	659	181,017	181,676	-
Total loans	$3,360	$363	$887	$4,610	$1,056,566	$1,061,176	$137

	June 30, 2014
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing

Real Estate Loans:
Residential	$1,119	$51	$451	$1,621	$302,280	$303,901	$106
Construction	65	-	-	65	21,412	21,477	-
Commercial	1,025	-	18	1,043	307,477	308,520	18
Consumer loans	204	30	34	268	34,955	35,223	6
Commercial loans	101	431	347	879	140,193	141,072	-
Total loans	$2,514	$512	$850	$3,876	$806,317	$810,193	$130

At March 31, 2015 and June 30, 2014, no purchased credit impaired loans were greater than 90 days past due.
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
The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2015 and June 30, 2014. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2015
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Residential real estate	$3,900	$4,449	$-
Construction real estate	2,481	3,212	-
Commercial real estate	13,891	15,635	-
Consumer loans	195	207	-
Commercial loans	1,355	1,456	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	59	59	59
Commercial loans	-	-	-
Total:
Residential real estate	$3,900	$4,449	$-
Construction real estate	$2,481	$3,212	$-
Commercial real estate	$13,891	$15,635	$-
Consumer loans	$254	$266	$59
Commercial loans	$1,355	$1,456	$-

	June 30, 2014
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Residential real estate	$1,790	$2,068	$-
Construction real estate	-	-	-
Commercial real estate	3,383	3,391	-
Consumer loans	-	-	-
Commercial loans	115	115	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$1,790	$2,068	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,383	$3,391	$-
Consumer loans	$-	$-	$-
Commercial loans	$115	$115	$-

At March 31, 2015, purchased credit impaired loans included above accounted for $19.4 million of impaired loans without a specific valuation allowance; no loans with a specific valuation allowance; and $19.4 million of total impaired loans. At June 30, 2014, purchased credit impaired loans accounted for $3.2 million of impaired loans without a specific valuation allowance; no loans with a specific valuation allowance; and $3.2 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,950	$54
Construction Real Estate	2,502	42
Commercial Real Estate	11,963	184
Consumer Loans	195	3
Commercial Loans	1,101	23
Total Loans	$19,711	$306

	For the three-month period ended
	March 31, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,745	$36
Construction Real Estate	-	-
Commercial Real Estate	1,283	21
Consumer Loans	-	-
Commercial Loans	582	-
Total Loans	$3,610	$57

	For the nine-month period ended
	March 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,451	$191
Construction Real Estate	1,913	141
Commercial Real Estate	9,390	554
Consumer Loans	147	9
Commercial Loans	859	51
Total Loans	$15,760	$946

	For the nine-month period ended
	March 31, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,730	$163
Construction Real Estate	-	-
Commercial Real Estate	1,328	110
Consumer Loans	-	-
Commercial Loans	789	1
Total Loans	$3,847	$274

Interest income on impaired loans recognized on a cash basis in the three- and nine-month periods ended March 31, 2015 and 2014, was immaterial.

For the three- and nine-month periods ended March 31, 2015, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $48,000 and $133,000, respectively, as compared to $2,000 and $106,000, respectively, for the three-and nine-month periods ended March 31, 2014.

The following table presents the Company's nonaccrual loans at March 31, 2015 and June 30, 2014. The table excludes performing troubled debt restructurings (TDRs).

(dollars in thousands)	March 31, 2015	June 30, 2014

Residential real estate	$2,334	$444
Construction real estate	131	-
Commercial real estate	1,490	673
Consumer loans	143	58
Commercial loans	102	91
Total loans	$4,200	$1,266

The above amounts include purchased credit impaired loans. At March 31, 2015 and June 30, 2014, these loans comprised $2.6 million and $0 of nonaccrual loans, respectively. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.

Included in certain loan categories in the impaired loans are TDRs, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from our loss mitigation activities, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower's sustained repayment performance for a reasonable period of at least six months.

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

During the three- and nine-month periods ended March 31, 2015 and 2014, certain loans were classified as TDRs. They are shown, segregated by class, in the tables below:

	For the three-month period ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	2	$169	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	299
Consumer loans	-	-	-	-
Commercial loans	-	-	5	179
Total	2	$169	6	$478

	For the nine-month period ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	2	$169	1	$37
Construction real estate	-	-	-	-
Commercial real estate	1	41	2	328
Consumer loans	-	-	-	-
Commercial loans	1	250	5	179
Total	4	$460	8	$544

Performing loans classified as TDRs outstanding at March 31, 2015 and June 30, 2014, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2015		June 30, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	5	$230	6	$1,790
Construction real estate	-	-	-	-
Commercial real estate	12	3,026	13	3,145
Consumer loans	-	-	-	-
Commercial loans	2	364	2	125
Total	19	$3,620	21	$5,060

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in transfers during the fiscal year ended June 30, 2011 and during the nine months ended March 31, 2015. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2015 and June 30, 2014. The amounts of these loans at March 31, 2015 and June 30, 2014, are as follows:

(dollars in thousands)	March 31, 2015	June 30, 2014

Residential real estate	$4,372	$2,068
Construction real estate	3,212	-
Commercial real estate	13,541	1,276
Consumer loans	207	-
Commercial loans	1,198	115
Outstanding balance	$22,530	$3,459
Carrying amount, net of fair value adjustment of $3,137,379 and $287,306 at March 31, 2015 and June 30, 2014, respectively	$19,392	$3,172

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Balance at beginning of period	$535	$637
Additions	-	-
Accretion	(78)	(32)
Reclassification from nonaccretable difference	159	1
Disposals	-	-
Balance at end of period	$616	$606

	Nine-month period ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Balance at beginning of period	$380	$799
Additions	(4)	-
Accretion	(223)	(196)
Reclassification from nonaccretable difference	463	3
Disposals	-	-
Balance at end of period	$616	$606

During the three- and nine-month periods ended March 31, 2015, and during the same periods of the prior fiscal year, the Company had no increases to the allowance for loan losses by a charge to the income statement related to these purchased credit impaired loans. During the three- and nine-month periods ended March 31, 2015, no allowance for loan losses related to these loans was reversed, as compared to $0 and $57,489, respectively, during the same periods of the prior fiscal year.

Note 6:  Deposits

Deposits are summarized as follows:

	March 31, 2015	June 30, 2014
(dollars in thousands)

Non-interest bearing accounts	$121,647	$68,113
NOW accounts	330,046	271,156
Money market deposit accounts	72,595	28,033
Savings accounts	115,911	95,327
Certificates	416,795	323,172
Total Deposit Accounts	$1,056,994	$785,801

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March,		March,
	2015	2014	2015	2014

(dollars in thousands except per share data)
Net income	$3,366	$2,243	$10,103	$7,325
Dividend payable on preferred stock	50	50	150	150
Net income available to common shareholders	$3,316	$2,193	$9,953	$7,175

Average Common shares – outstanding basic	7,413,257	6,623,480	7,310,494	6,591,848
Stock options under treasury stock method	190,660	223,340	188,625	205,708
Average Common shares – outstanding diluted	7,603,917	6,846,820	7,499,119	6,797,556

Basic earnings per common share	$0.45	$0.33	$1.36	$1.09
Diluted earnings per common share	$0.44	$0.32	$1.33	$1.06

At March 31, 2015 and 2014, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

(dollars in thousands)	For the three-month period ended		For the nine-month period ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Income taxes
Current	$1,616	$1,976	$5,081	$3,377
Deferred	(119)	(1,195)	(743)	(615)
Total income tax provision	$1,497	$781	$4,338	$2,762

The components of net deferred tax assets (liabilities) are summarized as follows:

(dollars in thousands)	March 31, 2015	June 30, 2014
Deferred tax assets:
Provision for losses on loans	$4,811	$3,696
Accrued compensation and benefits	499	450
Other-than-temporary impairment on available for sale securities	138	141
NOL carry forwards acquired	789	853
Minimum Tax Credit	130	130
Unrealized loss on other real estate	6	38
Other	662	-
Total deferred tax assets	7,035	5,308

Deferred tax liabilities:
FHLB stock dividends	71	157
Purchase accounting adjustments	1,919	1,533
Depreciation	885	767
Prepaid expenses	110	250
Unrealized gain on available for sale securities	973	336
Other	-	164
Total deferred tax liabilities	3,957	3,207
Net deferred tax asset	$3,078	$2,101

As of March 31, 2015 and June 30, 2014, the Company had approximately $2.3 million of federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce and February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. The amount reported is net of the Internal Revenue Code Section 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

(dollars in thousands)	For the three-month period ended		For the nine-month period ended
	March 31, 2015	March 31, 2014	Mrach 31, 2015	March 31, 2014
Tax at statutory rate	$1,654	$1,028	$4,910	$3,430
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(133)	(133)	(398)	(395)
State tax, net of Federal benefit	133	59	380	212
Cash surrender value of Bank-owned life insurance	(47)	(43)	(145)	(131)
Tax credit benefits	(91)	(82)	(272)	(244)
Other, net	(18)	(49)	(136)	(110)
Actual provision	$1,497	$781	$4,338	$2,762

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Southern Bank 401(k) Retirement Plan (the Plan) covers substantially all Southern Bank employees who are at least 21 years of age and who have completed one year of service. The Plan provides a safe harbor matching contribution of up to 4% of eligible compensation, and the Company also made additional, discretionary profit-sharing contributions for fiscal 2014; for fiscal 2015, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three and nine-month periods ended March 31, 2015, retirement plan expenses recognized for the Plan were approximately $207,000, and $495,000, respectively, as compared to $128,000 and $389,000, respectively, for the same periods of the prior fiscal year.

Note 10:  Corporate Obligated Floating Rate Trust Preferred Securities

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in March, 2004, with a liquidation value of $1,000 per share. The securities are due in 30 years, are now redeemable at par, and bear interest at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase junior subordinated debentures of the Company. The Company has used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.5 million at March 31, 2015, and June 30, 2014.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $4.9 million at March 31, 2015.

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The holder of SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis from the original issue date through the tenth dividend period (which ended December 31, 2013), based upon changes in the Company's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement, over the baseline level calculated under the terms of the Purchase Agreement. From January 1, 2014, through four and one half years after issuance (i.e., through January 21, 2016), the dividend rate will be fixed at one percent (1%), based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%), including a quarterly lending incentive fee of one-half percent (0.5%).

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

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued but unpaid dividends on those preferred shares. As part of the 2008 TARP transaction, the Company issued a ten-year warrant to Treasury to purchase 114,326 shares of the Company's common stock at an exercise price of $12.53 per share. Based on dividends paid by the Company on its common stock since the issuance of the warrant, and the two-for-one common stock split in the form of a common stock dividend paid on January 30, 2015, the warrant has been adjusted and, as of March 31, 2015, was exercisable for the purchase of 231,891 shares, at an exercise price of $6.18 per share.

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

Level 1  Quoted prices in active markets for identical assets or liabilities

Level 2  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3  Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2015 and June 30, 2014:

	Fair Value Measurements at March 31, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$15,872	$-	$15,872	$-
State and political subdivisions	42,486	-	42,486	-
Other securities	2,806	-	2,603	203
Mortgage-backed GSE residential	72,473	-	72,473	-

	Fair Value Measurements at June 30, 2014, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$24,074	$-	$24,074	$-
State and political subdivisions	45,357	-	45,357	-
Other securities	2,640	-	2,507	133
Mortgage-backed GSE residential	58,151	-	58,151	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended March 31, 2015.

Available-for-sale Securities. When quoted market prices are available in an active market, securities are classified within Level 1. The Company does not have Level 1 securities. If quoted market prices are not available, then fair values are estimated using pricing models, or quoted prices of securities with similar characteristics. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 2 securities include U.S. Government-sponsored enterprises, state and political subdivisions, other securities, and mortgage-backed GSE residential securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three- and nine-month periods ended March 31, 2015 and 2014:

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Available-for-sale securities, beginning of period	$172	$121
Total unrealized gain (loss) included in comprehensive income	31	3
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$203	$124

	Nine months ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Available-for-sale securities, beginning of period	$133	$73
Total unrealized gain (loss) included in comprehensive income	70	51
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$203	$124

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2015 and June 30, 2014:

Fair Value Measurements at March 31, 2015, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	4,328	-	-	4,328

Fair Value Measurements at June 30, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	2,977	-	-	2,977

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2015 and 2014:

	For the nine months ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Impaired loans (collateral dependent)	$(59)	$110
Foreclosed and repossessed assets held for sale	(33)	(221)
Total gains (losses) on assets measured on a non-recurring basis	$(92)	$(111)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company's $19.4 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at March 31, 2015, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $18.4 million. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at March 31, 2015	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$203	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	11.2% 1% annually 33.3% 0.8%
Nonrecurring Measurements
Foreclosed and repossessed assets	4,328	Third party appraisal	Marketability discount	0.0% - 76.0%	36.1%

(dollars in thousands)	Fair value at June 30, 2014	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$133	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	16.0% 1% annually 38.8% 1.0%
Nonrecurring Measurements
Foreclosed and repossessed assets	2,977	Third party appraisal	Marketability discount	0.0% - 76.4%	14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2015 and June 30, 2014.

	March 31, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$20,798	$20,798	$-	$-
Interest-bearing time deposits	2,698	-	2,698	-
Stock in FHLB	4,135	-	4,135	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,049,524	-	-	1,052,384
Accrued interest receivable	4,645	-	4,645	-
Financial liabilities
Deposits	1,056,994	640,266	-	415,479
Securities sold under agreements to repurchase	27,960	-	27,960	-
Advances from FHLB	65,080	23,700	43,174	-
Accrued interest payable	741	-	741	-
Subordinated debt	14,635	-	-	12,125
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$14,932	$14,932	$-	$-
Interest-bearing time deposits	1,655	-	1,655	-
Stock in FHLB	4,569	-	4,569	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	801,056	-	-	805,543
Accrued interest receivable	4,402	-	4,402	-
Financial liabilities
Deposits	785,801	462,629	-	323,512
Securities sold under agreements to repurchase	25,561	-	25,561	-
Advances from FHLB	85,472	59,900	27,714	-
Accrued interest payable	570	-	570	-
Subordinated debt	9,727	-	-	8,059
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiary, Peoples Bank of the Ozarks (Peoples), Nixa, Missouri. Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system. The Company acquired Peoples primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Through March 31, 2015, the Company incurred $678,000 in third-party acquisition-related costs. Expenses totaling $528,000 are included in noninterest expense in the Company's consolidated statement of income for the nine months ended March 31, 2015, compared to $0 for the nine months ended March 31, 2014. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for PSC and Peoples, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$12,094
Common stock, at fair value	12,331
Total consideration	$24,425

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and Cash equivalents	$18,236
Interest bearing time deposits	9,950
Investment Securities	31,257
Loans	190,445
Premises and equipment	11,785
Identifiable intangible assets	3,000
Miscellaneous other assets	4,045
Deposits	(221,887)
Advances from FHLB	(16,038)
Subordinated debt	(4,844)
Miscellaneous other liabilities	(1,558)
Notes Payable	(2,921)
Total identifiable net assets	21,492
Goodwill	$2,955

The following unaudited pro forma condensed financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
(dollars in thousands except per share data)
Interest income	13,909	13,161	42,551	38,790
Interest expense	2,212	2,204	6,594	6,686
Net interest income	11,697	10,957	35,957	32,104
Provision for loan losses	837	253	2,526	1,048
Noninterest income	2,094	1,854	6,376	5,477
Noninterest expense	8,091	9,107	26,063	24,743
Income before income taxes	4,863	3,451	13,744	11,790
Income taxes	1,497	940	4,264	3,410
Net income	3,366	2,511	9,480	8,380
Dividends on preferred shares	50	50	150	150
Net income available to common stockholders	3,316	2,461	9,330	8,230

Earnings per share
Basic	$0.45	$0.34	$1.25	$1.13
Diluted	$0.44	$0.33	$1.23	$1.10

Basic weighted average shares outstanding	7,413,257	7,315,266	7,442,084	7,283,634
Diluted weighted average shares outstanding	7,603,917	7,538,606	7,630,789	7,489,342

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings or revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

Note 14: Subsequent Events

On May 8, 2015, Treasury notified the Company that it had accepted the Company's offer to repurchase for $2.7 million the warrant held by Treasury for the purchase of 231,891 shares of the Company's common stock at an exercise price of $6.18 per share. As indicated in Note 11, the warrant was issued by the Company to Treasury on December 5, 2008, as part of the Company's participation in the TARP Capital Purchase Program.  Settlement for the repurchase of the warrant is expected to occur on or about May 13, 2015.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). As of March 31, 2015, the Bank conducted business through its home office located in Poplar Bluff, 32 full service offices, and two limited service offices located in in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Qulin, Sikeston, Matthews, Springfield, Thayer (2), West Plains, Alton, Nixa, Fremont Hills, Ozark, Springfield (2), Republic, Clever, Forsyth, and Kimberling City, Missouri; and Paragould, Jonesboro (2), Brookland, Batesville, Searcy, Bald Knob (2), and Bradford, Arkansas.

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

The consolidated balance sheet of the Company as of June 30, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2014.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at March 31, 2015, and results of operations for the three- and nine-month periods ended March 31, 2015 and 2014.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward‑looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	fluctuations in interest rates;
•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the U.S. Government and other governmental initiatives affecting the financial services industry;
•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;
•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
•	expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits;
•	legislative or regulatory changes that adversely affect our business;
•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
•	the impact of technological changes; and
•	our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Non-GAAP Disclosures

The following financial measures contain information determined by methods other than in accordance with accounting principles generally accepted in the United States (commonly referred to as GAAP):

•	net income available to common shareholders excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	annualized return on average assets excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	annualized return on average common equity excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;
•	net interest margin excluding the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits;

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the nine months ended
(dollars in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net income available to common stockholders	$3,316	$2,193	$9,953	$7,175
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	392	68	1,197	301
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	$2,924	$2,125	$8,756	$6,874

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Return on average assets	1.04%	0.93%	1.06%	1.09%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	0.12%	0.03%	0.12%	0.05%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	0.92%	0.90%	0.94%	1.04%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Return on average common equity	11.88%	10.15%	12.49%	11.34%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	1.40%	0.31%	1.50%	0.47%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions, net of tax	10.48%	9.84%	10.99%	10.87%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net interest margin	3.89%	3.72%	3.95%	3.82%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions	0.21%	0.05%	0.22%	0.07%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisitions	3.68%	3.67%	3.73%	3.75%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 58 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

On January 30, 2015, the Company effected a two-for-one common stock split in the form of a common stock dividend.  All share and per share amounts reflect this stock dividend.

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

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily certificates of deposit, interest-bearing transaction accounts, savings and money market deposit accounts, repurchase agreements, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first nine months of fiscal 2015, we grew our balance sheet by $281.4 million. Balance sheet growth was primarily due to the Peoples Acquisition. Loans increased $248.5 million, of which the Peoples Acquisition accounted for $190.4 million at the time of acquisition. Available-for-sale securities increased $3.4 million, attributable to the Peoples Acquisition, which provided $31.3 million in securities, partially offset by securities sales and maturities. Cash equivalents and time deposits increased $6.9 million, fixed assets increased $15.0 million, intangible assets increased $5.1 million, and other assets increased $2.5 million, all due primarily to the Peoples Acquisition. Deposits increased $271.2 million, attributable primarily to the Peoples Acquisition, which provided $221.9 million in deposit balances at the time of acquisition. Securities sold under agreements to repurchase increased $2.4 million. Advances from the Federal Home Loan Bank (FHLB) decreased $20.4 million, despite the Peoples Acquisition adding longer-term advances of $16.0 million, at fair value, as the Company repaid overnight advances. Subordinated debt increased $4.9 million, attributable to the Peoples Acquisition. Equity increased $21.8 million, primarily as a result of additional shares of the Company's common stock issued in the Peoples Acquisition, as well as retention of net income and an increase in accumulated other comprehensive income.

Net income for the first nine months of fiscal 2015 was $10.1 million, an increase of $2.8 million, or 37.9% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $150,000, net earnings available to common shareholders were $10.0 million in the nine-month period ended March 31, 2015, an increase of 38.7% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of an increase in net interest income and noninterest income, partially offset by increases in non-interest expense, provision for income taxes, and provision for loan losses. Diluted net income available to common shareholders was $1.33 per share for the first nine months of fiscal 2015, as compared to $1.06 per share for the same period of the prior fiscal year (both figures split-adjusted). The increase was attributable to the increased net income available to common shareholders, partially offset by an increase in the average number of common shares outstanding. For the first nine months of fiscal 2015, net interest income increased $10.9 million, or 45.0%; noninterest income increased $1.9 million, or 42.0%; noninterest expense increased $6.9 million, or 39.5%; provision for income taxes increased $1.6 million, or 57.1%; and provision for loan losses increased $1.5 million, or 141.1%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first nine months of fiscal 2015 remained relatively low by historical standards, and yields on longer maturities moved decidedly lower in the December and March quarters. Yields were up on the shortest-term securities, as expectations built that the Federal Reserve's Open Market Committee (FOMC) was poised to raise overnight borrowing costs in mid- to late-2015. The effect was a flatter yield curve. Our average yield on earning assets increased, primarily due to the impact of the Peoples Acquisition and the loan portfolio acquired at a fair value discount under purchase accounting (see "Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2015 and 2014 – Net Interest Income"). A flat or flattening yield curve is generally detrimental to the Company. In December 2008, the FOMC cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and in March 2009, it detailed its plan to purchase long-term mortgage-backed securities, agency debt, and long-term Treasuries. A second securities purchase program focused on US Treasuries. A third program sought to lower real estate borrowing costs through purchases of mortgage-backed securities, and extending the average life of its securities portfolio. For 2013, the FOMC extended its quantitative easing by purchasing approximately $85 billion per month in longer-term Treasuries and additional agency mortgage-backed securities. In December 2013, the FOMC began reducing those purchases by $10 billion per month, continued reducing those purchases by $10 billion per month at each successive meeting through 2014, and announced in late October 2014 that the program would be concluded. The Fed has recently removed language indicating that it can remain "patient" before beginning to remove the extraordinarily accommodative policy in place since 2008.

Our net interest margin improved when comparing the first nine months of fiscal 2015 to the same period of the prior fiscal year.  The improvement was attributable to purchase accounting adjustments related to the Peoples Acquisition, which was partially offset by the diminishing impact of similar adjustments resulting from the December 2010 acquisition of most of the assets and assumption of substantially all of the liabilities of the former First Southern Bank, Batesville, Arkansas (the Fiscal 2011 Acquisition). In both acquisitions, the Company acquired loans at a material discount. Net interest income resulting from the accretion of those discounts (and smaller premiums on acquired time deposits) in the first nine months of fiscal 2015 increased to $1.9 million, as compared to $481,000 in the first nine months of fiscal 2014. This increase equates to a 14 basis point increase in the net interest margin. The Company expects that as the acquired loan portfolios pay down, the positive impact on net interest income of discount accretion resulting from these acquisitions will be reduced. Our net interest margin, excluding this income, decreased to 3.73% in the current nine-month period, as compared to 3.74% in the prior year's nine-month period, as declines in core loan yields were mostly offset by declines in our core cost of funds, and the mix of our earning assets was relatively stable.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2015, noninterest income increased $1.9 million, or 42.0%, as compared to the same period of the prior fiscal year, attributable primarily to deposit account charges, bank card interchange income, loan late charges, and gains on sales of loans, most of which resulted from the Fiscal 2014 Acquisitions and the Peoples Acquisition, partially offset by a reduction in realized gains on AFS securities. Noninterest expense for the nine-month period ended December 31, 2015, increased $6.9 million, or 39.5%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to compensation, occupancy, amortization of core deposit intangibles, and advertising expenses, which resulted primarily from the Fiscal 2014 Acquisitions and the Peoples Acquisition, partially offset by reductions in legal and professional costs and bank card network expense, due to higher one-time charges in the prior period.

We expect, over time, to continue to grow our assets modestly through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come from retail deposits, short- and long-term FHLB borrowings, and, as needed, brokered certificates of deposit. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model, although we expect that the integration of operations from the Peoples Acquisition and the Fiscal 2014 Acquisitions will be our focus for the immediate-term.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

The Company experienced balance sheet growth in the first nine months of fiscal 2015, with total assets increasing $281.4 million, or 27.6%, to $1.3 billion at March 31, 2015, as compared to $1.0 billion at June 30, 2014. Balance sheet growth during this period was primarily due to the Peoples Acquisition, as well as organic loan growth. Balance sheet growth was funded primarily with acquired deposit balances and organic deposit growth.

Available-for-sale securities increased $3.4 million, or 2.6%, to $133.6 million at March 31, 2015, as compared to $130.2 million at June 30, 2014. The increase was attributable to the Peoples Acquisition, which included $31.3 million in AFS securities balances, consisting primarily of mortgage-backed securities, mostly offset by securities sold, repaid, and matured. Cash equivalents and time deposits increased $6.9 million, or 41.6%, as compared to June 30, 2014, primarily as a result of the Peoples Acquisition.

Loans, net of the allowance for loan losses, increased $248.5 million, or 31.0%, to $1.0 billion at March 31, 2015, as compared to $801.1 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $190.4 million in loans, at fair value. Including acquired loans, the increase in balance consisted primarily of commercial real estate, residential real estate, and commercial loans.

Deposits increased $271.2 million, or 34.5%, to $1.1 billion at March 31, 2015, as compared to $785.8 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $221.9 million in deposits, at fair value. Including assumed deposits, the increase consisted primarily of certificates of deposit, interest-bearing transaction accounts, noninterest-bearing transaction accounts, and money market deposit accounts.

FHLB advances were $65.1 million at March 31, 2015, a decrease of $20.4 million, or 23.9%, as compared to $85.5 million at June 30, 2014. The decrease was attributable to the repayment of overnight borrowings funded by the utilization of cash equivalents obtained in the Peoples Acquisition, the sale of AFS securities, and deposit growth, and was partially offset by the assumption of longer-term advances totaling $16.0 million, at fair value, as a result of the

Peoples Acquisition. Securities sold under agreements to repurchase totaled $28.0 million at March 31, 2015, as compared to $25.6 million at June 30, 2014, an increase of 9.4%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity increased $21.8 million, or 19.7%, to $133.0 million at March 31, 2015, from $111.1 million at June 30, 2014. The increase was due primarily to the issuance of shares of Company common stock in the Peoples Acquisition, as well as retention of net income, and an increase in accumulated other comprehensive income, partially offset by cash dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2015 and 2014

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2015 and 2014. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
(dollars in thousands)
Interest earning assets:
Mortgage loans (1)	$822,215	$10,182	4.95	$607,774	$7,489	4.93
Other loans (1)	218,156	2,793	5.12	153,346	2,008	5.24
Total net loans	1,040,371	12,975	4.99	761,120	9,497	4.99
Mortgage-backed securities	78,293	435	2.22	52,982	286	2.16
Investment securities (2)	69,140	483	2.79	82,301	519	2.52
Other interest earning assets	16,148	16	0.40	10,803	14	0.52
Total interest earning assets (1)	1,203,952	13,909	4.62	907,206	10,316	4.55
Other noninterest earning assets (3)	92,966	-		60,800	-
Total assets	$1,296,918	$13,909		$968,006	$10,316

Interest bearing liabilities:
Savings accounts	$114,912	91	0.32	$91,430	78	0.34
NOW accounts	330,150	624	0.76	264,328	512	0.77
Money market deposit accounts	74,623	41	0.22	29,042	49	0.67
Certificates of deposit	423,350	1,000	0.94	312,252	854	1.09
Total interest bearing deposits	943,035	1,756	0.74	697,052	1,493	0.86
Borrowings:
Securities sold under agreements to repurchase	26,256	30	0.46	25,470	34	0.53
FHLB advances	57,597	301	2.09	64,557	272	1.69
Subordinated debt	14,626	125	3.42	9,717	83	3.42
Total interest bearing liabilities	1,041,514	2,212	0.85	796,796	1,882	0.94
Noninterest bearing demand deposits	123,033	-		64,053	-
Other noninterest bearing liabilities	753	-		763	-
Total liabilities	1,165,300	2,212		861,612	1,882
Stockholders' equity	131,618	-		106,394	-
Total liabilities and stockholders' equity	$1,296,918	$2,212		$968,006	$1,882

Net interest income		$11,697			$8,434

Interest rate spread (4)			3.77%			3.61%
Net interest margin (5)			3.89%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.60%			113.86%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and bank owned life insurance (BOLI) of $34.3 million and $19.5 million, respectively, for the three-month period ended March 31, 2015, as compared to $23.4 million and $18.9 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2015			March 31, 2014
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$797,772	$30,293	5.06	$555,710	$21,102	5.06
Other loans (1)	209,312	8,267	5.27	164,996	6,572	5.31
Total net loans	1,007,084	38,560	5.11	720,706	27,674	5.12
Mortgage-backed securities	79,284	1,298	2.18	37,329	587	2.10
Investment securities (2)	73,753	1,528	2.76	78,211	1,438	2.45
Other interest earning assets	21,339	98	0.61	5,996	20	0.44
Total interest earning assets (1)	1,181,460	41,484	4.68	842,242	29,719	4.70
Other noninterest earning assets (3)	86,836	-		56,780	-
Total assets	$1,268,296	$41,484		$899,022	$29,719

Interest bearing liabilities:
Savings accounts	$114,534	289	0.34	$88,276	225	0.34
NOW accounts	299,945	1,755	0.78	236,417	1,469	0.83
Money market deposit accounts	77,997	142	0.24	24,485	131	0.71
Certificates of deposit	406,551	2,874	0.94	297,904	2,622	1.17
Total interest bearing deposits	899,027	5,060	0.75	647,082	4,447	0.92
Borrowings:
Securities sold under agreements to repurchase	24,776	84	0.45	23,939	97	0.54
FHLB advances	88,427	973	1.47	58,417	814	1.86
Subordinated debt	13,933	379	3.63	8,774	223	3.39
Total interest bearing liabilities	1,026,163	6,496	0.84	738,212	5,581	1.01
Noninterest bearing demand deposits	114,731	-		55,343	-
Other noninterest bearing liabilities	1,167	-		1,138	-
Total liabilities	1,142,061	6,496		794,693	5,581
Stockholders' equity	126,235	-		104,329	-
Total liabilities and stockholders' equity	$1,268,296	$6,496		$899,022	$5,581

Net interest income		$34,988			$24,138

Interest rate spread (4)			3.84%			3.69%
Net interest margin (5)			3.95%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.13%			114.09%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $31.6 million and $19.3 million, respectively, for the nine-month period ended March 31, 2015, as compared to $20.5 million and $17.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company's net interest income for the three- and nine-month periods ended March 31, 2015. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2015
	Compared to three-month period
	ended March 31, 2014, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net

Interest-earnings assets:
Loans receivable (1)	$(8)	$3,485	$-	$3,478
Mortgage-backed securities	8	137	4	149
Investment securities (2)	57	(83)	(10)	(36)
Other interest-earning deposits	(3)	7	(1)	2
Total net change in income on
interest-earning assets	54	3,546	(7)	3,593

Interest-bearing liabilities:
Deposits	(161)	526	(103)	263
Securities sold under
agreements to repurchase	(6)	1	1	(4)
Subordinated debt	1	42	-	42
FHLB advances	64	(29)	(6)	29
Total net change in expense on
interest-bearing liabilities	(102)	540	(108)	330
Net change in net interest income	$156	$3,006	$101	$3,263

	Nine-month period ended March 31, 2015
	Compared to nine-month period
	ended March 31, 2014, Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(69)	$10,993	$(38)	$10,886
Mortgage-backed securities	24	660	27	711
Investment securities (2)	183	(82)	(11)	90
Other interest-earning deposits	8	50	20	78
Total net change in income on
interest-earning assets	146	11,621	(2)	11,765

Interest-bearing liabilities:
Deposits	(691)	1,704	(400)	613
Securities sold under
agreements to repurchase	(15)	3	(1)	(13)
Subordinated debt	15	131	10	156
FHLB advances	(171)	418	(88)	159
Total net change in expense on
interest-bearing liabilities	(862)	2,256	(479)	915
Net change in net interest income	$1,008	$9,365	$477	$10,850

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2015 and 2014

General. Net income for the three- and nine-month periods ended March 31, 2015, was $3.4 million and $10.1 million, respectively, increases of $1.1 million, or 50.1%, and $2.8 million, or 37.9%, as compared to the same periods of the prior fiscal year.  After preferred dividends of $50,000 and $150,000, respectively, paid in the three- and nine-month periods ended March 31, 2015 and 2014, net income available to common shareholders was $3.3 million and $10.0 million, respectively, increases of $1.1 million, or 51.2%, and $2.8 million, or 38.7%, respectively as compared to the same periods of the prior fiscal year.

For the three-month period ended March 31, 2015, basic and diluted earnings per common share was $0.45 and $0.44, respectively, each an increase of $0.12, or 36.4% and 37.5% respectively, as compared to the same period of the prior fiscal year, with figures adjusted to reflect the 2-for-1 stock split in the form of a stock dividend paid January 30, 2015. Our annualized return on average assets for the three-month period ended March 31, 2015, was 1.04%, as compared to 0.93% for the same period of the prior fiscal year. For the three-month period ended March 31, 2015, annualized return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 0.92%, as compared to 0.90% for the same period of the prior fiscal year. Our annualized return on average common stockholders' equity for the three-month period ended March 31, 2015, was 11.9%, as compared to 10.2% in the same period of the prior fiscal year.

For the nine-month period ended March 31, 2015, basic and diluted earnings per common share was $1.36 and $1.33, respectively, each an increase of $0.27, or 24.8%, and 25.5% respectively, as compared to the same period of the prior fiscal year, with figures adjusted to reflect the 2-for-1 stock split in the form of a stock dividend paid January 30, 2015. Our annualized return on average assets for the nine-month period ended March 31, 2015, was 1.06%, as compared to 1.09% for the same period of the prior fiscal year. For the nine-month period ended March 31, 2015, annualized return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 0.94%, as compared to 1.04% for the same period of the prior fiscal year. Our annualized return on average common stockholders' equity for the nine-month period ended March 31, 2015, was 12.5%, as compared to 11.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month and nine-month periods ended March 31, 2015, was $11.7 million and $35.0 million, respectively, increases of $3.3 million, or 38.7%, and $10.9 million, or 45.0%, as compared to the same periods of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition was $69,000 and $244,000, respectively, in the current three- and nine-month periods, as compared to $109,000 and $481,000, respectively, in the same periods of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $558,000 and $1.7 million, respectively, in the current three- and nine-month periods, with no comparable accretion in the same periods of the prior fiscal year.

Our net interest margin for the three- and nine-month periods ended March 31, 2015, determined by dividing annualized net interest income by total average interest-earning assets, was 3.89% and 3.95%, respectively, as compared to 3.72% and 3.82%, respectively, in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition was 3.68% and 3.73%, respectively, for the three-and nine-month periods ended March 31, 2015, as compared to 3.67% and 3.75%, respectively, for the same periods of the prior fiscal year. Our average net interest rate spread for the three- and nine-month periods ended March 31, 2015, was 3.77% and 3.84%, respectively, as compared to 3.61% and 3.69%, respectively, for the same periods of the prior fiscal year.

For the three-month period ended March 31, 2015, the improvement in net interest rate spread, compared to the same period a year ago, resulted from a nine basis point decrease in the average cost of interest-bearing liabilities, combined with a seven basis point increase in the average yield on interest-earning assets. This decline in rates paid was attributable to the continued generally low rate environment, while the increase in yields earned was attributable to an increase in the accretion of fair value discount on acquired loans, due to the Peoples Acquisition which closed in early August 2014, partially offset by continued repricing of assets in the low rate environment. Our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, resulted in an increase of $296.7 million, or 32.7%, in the average balance of interest-earning assets, when comparing the three-month period ended March 31, 2015, with the same period of the prior fiscal year.

For the nine-month period ended March 31, 2015, the improvement in net interest rate spread, compared to the same period a year ago, resulted from a 17 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a two basis point decrease in the average yield on interest-earning assets. The declines in yields earned and rates paid were attributable to the continued generally low rate environment, while the decline in yields earned was partially offset by the accretion of fair value discount on acquired loans, due to the Peoples Acquisition which closed in early August 2014. Our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, resulted in an increase of $339.2 million, or 40.3%, in the average balance of interest-earning assets, when comparing the nine-month period ended March 31, 2015, with the same period of the prior fiscal year.

Interest Income. Total interest income for the three- and nine-month periods ended March 31, 2015, was $13.9 million and $41.5 million, respectively, increases of $3.6 million, or 34.8%, and $11.8 million, or 39.6%, respectively, as compared to the same periods of the prior fiscal year. The increases were attributed to 32.7% and 40.3% increases, respectively, in the average balance of interest-earning assets for the three- and nine-month periods ended March 31, 2015, combined with an increase of seven basis points in the average yield earned on interest-earning assets in the three-month period, and partially offset by a two basis point decline in the average yield earned on interest-earning assets in the nine-month period, as compared to the same periods of the prior fiscal year. Increased average balances were attributed to our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions. For the three-month period, the increase in yields on interest-earning assets was attributable to an increase in interest income generated from accretion of fair value discount on acquired loans, resulting from the Peoples Acquisition, which closed in early August 2014, partially offset by the repricing of assets in the continued low rate environment. For the nine-month period, the decrease in yields on interest-earning assets was attributable to the repricing of assets in the continued low rate environment, partially offset by the increase in interest income generated from accretion of fair value discount on acquired loans, resulting from the Peoples Acquisition.

Interest Expense. Total interest expense for the three- and nine-month periods ended March 31, 2015, was $2.2 million and $6.5 million, respectively, increases of $329,000, or 17.5%, and $915,000, or 16.4%, respectively, as compared to the same periods of the prior fiscal year. The increases were attributable to increases of $244.7 million, or 30.7%, and $288.0 million, or 39.0%, respectively, in the average balance of interest-bearing liabilities for the three- and nine-month periods ended March 31, 2015, partially offset by declines of nine and 17 basis points, respectively, in the average cost of interest-bearing liabilities, as compared to the same periods of the prior fiscal year. The growth in average balances was attributed to our growth initiatives, including the Peoples Acquisition and the Fiscal 2014 Acquisitions, while the decline in the average cost of interest-bearing liabilities was attributed to the repricing of liabilities in the continued low rate environment.

Provision for Loan Losses. The provision for loan losses for the three- and nine-month periods ended March 31, 2015, was $837,000 and $2.5 million, respectively, as compared to $253,000 and $1.0 million, respectively, in the same periods of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three- and nine-month periods represented an annualized charge of 0.32% and 0.33%, respectively, while the Company incurred annualized net charge offs in the three- and nine-month periods of 0.02% and 0.01%, respectively. During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented an annualized charge of 0.13% and 0.19%, respectively, while annualized net charge offs were 0.35% and 0.14%, respectively, for the three- and nine-month periods. The increase was primarily attributable to growth in loan balances and the migration of balances within the portfolio subject to allowance

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and nine- month periods ended March 31, 2015 and 2014:

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2015	2014	2015	2014

Balance, beginning of period	$10,958	$9,085	$9,259	$8,386
Loans charged off:
Residential real estate	(13)	(127)	(24)	(150)
Construction	-	-	-	-
Commercial business	(21)	(503)	(40)	(517)
Commercial real estate	(8)	-	(9)	(70)
Consumer	(16)	(33)	(54)	(50)
Gross charged off loans	(58)	(663)	(127)	(787)
Recoveries of loans previously charged off:
Residential real estate	1	1	10	15
Construction	-	-	-	-
Commercial business	-	7	3	9
Commercial real estate	-	-	40	1
Consumer	5	4	32	15
Gross recoveries of charged off loans	6	12	85	40
Net charge offs	(52)	(651)	(42)	(747)
Provision charged to expense	837	253	2,526	1,048
Balance, end of period	$11,743	$8,687	$11,743	$8,687

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $2.4 million to $11.7 million at March 31, 2015, from $9.3 million at June 30, 2014. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at March 31, 2015.

At March 31, 2015, the Company had loans of $13.2 million, or 1.25% of total  loans, adversely classified ($13.2 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $7.0 million, or 0.87% of total loans, adversely classified ($7.0 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2014, and $6.6 million, or 0.85% of total loans, adversely classified ($6.5 million classified "substandard"; $90,000 classified "doubtful"; and none classified "loss") at March 31, 2014. The increase was attributable primarily to the Peoples Acquisition. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans, consumer loans and construction loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $4.1 million at March 31, 2015. As indicated in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $3.9 million at June 30, 2014, to $4.6 million at March 31, 2015.  The increase was attributable primarily to the Peoples Acquisition.

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

The following table sets forth the Company's historical net charge offs as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.01%	0.06%
Construction	0.00%	0.00%
Commercial	0.00%	0.03%
Consumer loans	0.15%	0.26%
Commercial loans	0.01%	0.44%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2015, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2015	Qualitative factor applied at fiscal year ended June 30, 2014
Real estate loans:
Residential	0.77%	0.78%
Construction	1.84%	1.67%
Commercial	1.35%	1.33%
Consumer loans	1.43%	1.39%
Commercial loans	1.40%	1.29%

At March 31, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $10.6 million, as compared to $8.6 million at June 30, 2014. The relative stability in qualitative factors was attributed to stable credit quality, classifications, and delinquencies within the legacy portfolio.

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

(dollars in thousands)	March 31, 2015	June 30, 2014	March 31, 2014
Nonaccruing loans:
Residential real estate	$2,334	$444	$448
Construction	132	-	411
Commercial real estate	1,490	673	669
Consumer	143	58	66
Commercial business	101	91	385
Total	4,200	1,266	1,979

Loans 90 days past due
accruing interest:
Residential real estate	127	106	-
Commercial real estate	-	18	-
Consumer	10	6	-
Commercial business	-	-	-
Total	137	130	-

Total nonperforming loans	4,337	1,396	1,979

Nonperforming investments	-	-	125
Foreclosed assets held for sale:
Real estate owned	4,291	2,912	2,969
Other nonperforming assets	36	65	39
Total nonperforming assets	$8,664	$4,373	$5,112

At March 31, 2015, troubled debt restructurings (TDRs) totaled $6.6 million, of which $3.0 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $3.6 million in TDRs have complied with their modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these performing loans were subject to classification as TDRs at March 31, 2015, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2014, TDRs totaled $5.1 million, of which $300,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $4.8 million in TDRs at June 30, 2014, had complied with their modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2015, nonperforming assets totaled $8.7 million, as compared to $4.4 million at June 30, 2014, and $5.1 million at March 31, 2014. The increase in nonperforming assets from fiscal year end was attributed primarily to $1.7 million in nonaccrual loans (at fair value) and $1.0 million in foreclosed real estate obtained in the Peoples Acquisition, combined with the migration to nonaccrual status of a previously classified loan relationship, with a carrying value of $2.0 million, assumed by the Company in its Fiscal 2011 Acquisition.

Liquidity Resources

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, brokered deposits, amortization and prepayment of loan principal and interest, investment maturities and sales, and funds provided by our operations. While the scheduled loan repayments and maturing investments are relatively predictable, deposit flows, FHLB advance redemptions, and loan and security prepayment rates are significantly influenced by factors outside the Bank's control, including interest rates, general and local economic conditions and competition. The Bank relies on FHLB advances and brokered deposits as additional sources for funding cash or liquidity needs.

The Company uses its liquid resources principally to satisfy its ongoing cash requirements, which include funding loan commitments, funding maturing certificates of deposit and deposit withdrawals, maintaining liquidity, funding maturing or called FHLB advances, purchasing investments, and meeting operating expenses.

At March 31, 2015, the Company had outstanding commitments and approvals to extend credit of approximately $121.3 million (including $99.0 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At March 31, 2015, the Bank had pledged residential real estate loan portfolios and a significant portion of its commercial real estate loan portfolios with the FHLB for available credit of approximately $347.7 million, of which $64.2 million had been advanced. The Bank has the ability to pledge several of its other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $456.0 million, subject to available collateral. Also, at March 31, 2015, the Bank had pledged a total of $117.1 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $78.4 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company's and Bank's regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of March 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule includes a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and includes a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule creates a capital conservation buffer of 2.5% of risk-weighted assets, and prohibits banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of March 31, 2015, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,133	13.74%	$89,752	8.00%	n/	a	n/	a
Southern Bank	145,917	13.09%	89,198	8.00%	111,497		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,627	12.62%	67,314	6.00%	n/	a	n/	a
Southern Bank	134,174	12.03%	66,898	6.00%	89,198		8.00%
Tier I Capital (to Average Assets)
Consolidated	141,627	10.93%	51,815	4.00%	n/	a	n/	a
Southern Bank	134,174	10.44%	51,389	4.00%	64,237		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	106,992	9.54%	58,292	4.50%	n/	a	n/	a
Southern Bank	134,174	12.03%	57,813	4.50%	83,508		6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$125,930	16.38%	$61,522	8.00%	n/	a	n/	a
Southern Bank	114,811	15.07%	60,968	8.00%	76,211		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,314	15.12%	30,762	4.00%	n/	a	n/	a
Southern Bank	105,281	13.81%	30,484	4.00%	45,726		6.00%
Tier I Capital (to Average Assets)
Consolidated	116,314	11.71%	39,743	4.00%	n/	a	n/	a
Southern Bank	105,281	10.69%	39,379	4.00%	49,224		5.00%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2015, fixed rate 1- to 4-family residential loan production totaled $24.9 million, as compared to $24.7 million during the same period of the prior fiscal year. At March 31, 2015, the fixed rate residential loan portfolio was $139.3 million with a weighted average maturity of 125 months, as compared to $107.6 million at March 31, 2014, with a weighted average maturity of 172 months. The Company originated $25.6 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2015, as compared to $25.8 million during the same period of the prior fiscal year. At March 31, 2015, fixed rate loans with remaining maturities in excess of 10 years totaled $41.3 million, or 3.9% of net loans receivable, as compared to $48.7 million, or 6.3% of net loans receivable at March 31, 2014. The Company originated $145.0 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2015, as compared to $74.7 million during the same period of the prior fiscal year.  The Company also originated $32.1 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2015, as compared to $45.3 million during the same period of the prior fiscal year. At March 31, 2015, adjustable-rate home equity lines of credit were $22.6 million, as compared to $17.8 million at March 31, 2014. At March 31, 2015, the Company's investment portfolio had an expected weighted-average life of 4.7 years, down from 5.4 years at March 31, 2014. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2015, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2015
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$107,970	(27,962)	-21%	8.46%	-1.94%
+200	117,605	(18,328)	-13%	9.14%	-1.26%
+100	126,153	(9,780)	-7%	9.73%	-0.67%
NC	135,933	-	-	10.40%	-
-100	146,251	10,319	8%	11.09%	0.69%
-200	157,634	21,702	16%	11.85%	1.46%
-300	168,822	32,889	24%	12.59%	2.19%

June 30, 2014
BP Change	Estimated Net Portfolio Value			NPV as % of PV of Assets
in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300	$93,966	$(20,788)	-18%	9.32%	-1.77%
+200	101,125	(13,628)	-12%	9.95%	-1.15%
+100	107,345	(7,409)	-6%	10.48%	-0.62%
NC	114,754	-	-	11.10%	-
-100	123,482	8,728	8%	13.49%	0.74%
-200	132,190	17,436	15%	13.96%	1.48%
-300	140,398	25,644	22%	14.47%	2.17%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Act")) as of March 31, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2015 thru 1/31/2015	-	-	-	-
2/01/2015 thru 2/28/2015	-	-	-	-
3/1/2015 thru 3/31/2015	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

3	(a)(i)	Articles of Incorporation of the Registrant+
3	(a)(ii)	Amendment to Articles of Incorporation of the Registrant increasing the authorized capital stock of the Registrant++
3	(b)	Certificate of Designation for the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A+++
3	(c)	Bylaws of the Registrant++++
4		Form of Stock Certificate of Southern Missouri Bancorp+++++
10		Material Contracts
	(a)	Registrant's 2008 Equity Incentive Plan++++++
	(b)	Registrant's 2003 Stock Option and Incentive Plan+++++++
	(c)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan++++++++
	(d)	Employment Agreements
		(i)	Greg A. Steffens*
	(e)	Director's Retirement Agreements
		(i)	Sammy A. Schalk**
		(ii)	Ronnie D. Black**
		(iii)	L. Douglas Bagby**
		(iv)	Rebecca McLane Brooks***
		(v)	Charles R. Love***
		(vi)	Charles R. Moffitt***
		(vii)	Dennis Robison****
		(viii)	David Tooley*****
		(ix)	Todd E. Hensley******
	(f)	Tax Sharing Agreement
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32		Section 1350 Certification
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014, filed on November 17, 2014.
++++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007.
+++++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
++++++	Field as an attachment to the Registrant's definitive proxy statement filed on September 19, 2008.
+++++++	Filed as an attachment to the Registrant's definitive proxy statement filed on September 17, 2003.
++++++++	Filed as an attachment to the Registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 11, 2015	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)