Form 10-K
period 2015-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2015-09-14
CIK 916907

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015 OR

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

Large accelerated filer             Accelerated filer    X        Non-accelerated filer             Smaller reporting company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES         NO   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $115.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 14, 2015, there were issued and outstanding 7,424,666 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders.

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
The primary regulator of the Bank is the Missouri Division of Finance. The Bank is a member of the Federal Reserve, and the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") is the Bank's primary federal regulator. The Bank's deposits continue to be insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"). With the Bank's conversion to a trust company with banking powers, the Company became a bank holding company regulated by the FRB.
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
At June 30, 2015, the Company had total assets of $1.3 billion, total deposits of $1.1 billion and stockholders' equity of $132.6 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.
Acquisitions
On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri (the "Peoples Acquisition"). Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system. The Company acquired Peoples primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Total goodwill was assigned to the acquisition of the bank holding company.
The Company completed its acquisition of Ozarks Legacy Community Financial, Inc. (Ozarks Legacy), and its subsidiary, Bank of Thayer, headquartered in Thayer, Missouri, in October 2013. At closing, Ozarks Legacy had total assets of approximately $81 million, loans, net, of $38 million, and deposits of $68 million. The Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc. (Citizens), and its subsidiary, Citizens State Bank, headquartered in Bald Knob, Arkansas, in February 2014. At closing, Citizens had total assets of approximately $72 million, loans, net, of $12 million, and deposits of $64 million. (The Ozarks Legacy and Citizens acquisitions are referred to as the "Fiscal 2014 Acquisitions" collectively.)
On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas (the "Fiscal 2011 Acquisition"). As a result of the transaction, the Company acquired loans recorded at a fair value of $114.6 million and deposits recorded at a fair value of $130.8 million, at December 17, 2010.
Capital Raising Transactions
On November 22, 2011, the Company completed an underwritten public offering of 1,150,000 shares of common stock at a price to the public of $19.00 per share, for aggregate gross proceeds of $21.9 million. The proceeds from the offering have been used for general corporate purposes, including the funding of loan growth and the purchase of securities.
On July 21, 2011, as part of the U.S. Treasury's Small Business Lending Fund ("SBLF") program, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement ("SBLF Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company (i) sold 20,000 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock") to the Secretary of the Treasury for a purchase price of $20,000,000. The SBLF program is a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.
The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount,  fluctuated on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank's level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate ranged from 1.0% to 3.9% during the first through the tenth calendar quarters since the SBLF issuance, adjusted to reflect the amount of change in the Bank's level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%), based upon the increase in QSBL as of September 30, 2013, as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).
The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company's Board of Directors. In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $20,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company. The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.
As required by the SBLF Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares.  As part of the 2008 TARP transaction, the Company had issued a ten-year warrant to Treasury to purchase 228,652 shares (split-adjusted) of the Company's common stock at an exercise price (split-adjusted) of $6.27 per share.  The Company repurchased the warrant on May 29, 2015, for $2.7 million. Immediately prior to repurchase, the warrant had been exercisable for the purchase of 231,891 shares (split-adjusted) at an exercise price of $6.18 per share.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed in this report under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, 31 additional full service offices, and three limited service offices located in Poplar Bluff (3), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa (2), and Rogersville, Missouri, and Jonesboro (2), Paragould, Brookland, Batesville, Searcy, Bald Knob (2) and Bradford, Arkansas.

The Bank's primary market area includes eight southeast and south-central Missouri counties where the Bank operates 15 facilities, with one facility located in a municipality that straddles a county line and is mostly situated in a ninth county. Those nine counties (Butler, Carter, Dunklin, Howell, New Madrid, Oregon, Ripley, Scott, and Stoddard) have a population of roughly 234,000 persons. In northeast and north-central Arkansas, the Bank's nine facilities are located in four counties (Craighead, Greene, Independence, and White) with a population of roughly 260,000 persons – this area includes the Jonesboro, Arkansas, Metropolitan Statistical Area, with a population of 126,000. In southwest Missouri, our eleven facilities are located in five counties with a population of approximately 486,000, including the Springfield, Missouri, Metropolitan Statistical Area, with a population of roughly 449,000. The Bank also serves a few communities just outside these county borders, but without a notable impact on the demographics of the market area. The Bank's southeast Missouri and northeast and north central Arkansas markets are primarily rural in nature with economies supported by manufacturing activity, agriculture (livestock, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the southwest Missouri market, major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. For purposes of the Bank's lending policy, the Bank's primary lending area is considered to be counties where the Bank has a branch facility, and any contiguous county.

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2015, the Bank was one of 29 bank or saving association groups located in its southeast and south-central Missouri market area, one of 21 bank or saving association groups located in its northeast and north-central Arkansas market area (four of these overlap with the southeast and south-central Missouri market area), and one of 40 bank or savings association groups located in its southwest Missouri markets (twelve of these overlap with the Arkansas or other Missouri market areas).

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

Internet Website and Information

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

Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include the Commercial Loan Committee or the Agricultural Loan Committee. The Commercial Loan Committee consists of several senior lending officers of the Bank and is responsible for approving commercial lending relationships up to $2.0 million The Agricultural Loan Committee consists of several senior lending officers of the Bank and is responsible for approving agricultural lending relationships of up to $2.0 million. Loan requests above these approval authorities are presented to the Senior Loan Committee, comprised of our President/Chief Executive Officer, Chief Lending Officer, and Chief Credit Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in the aggregate, in excess of $2.5 million require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2015, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $37.9 million. At June 30, 2015, the Bank's ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $12.1 million to $16.4 million, net of participation interests sold. As of June 30, 2015, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of them were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$377,465	35.84%	$303,901	37.94%	$233,888	36.14%	$201,013	34.45%	$199,885	35.91%
Commercial real estate (1)	404,720	38.43	308,520	38.51	242,304	37.44	200,957	34.44	185,159	33.27
Construction	69,204	6.57	40,738	5.09	30,725	4.75	40,182	6.89	29,921	5.38
Total mortgage loans	851,389	80.84	653,159	81.54	506,917	78.33	442,152	75.78	414,965	74.56
Other Loans:
Automobile loans	6,333	0.60	8,276	1.03	6,779	1.05	7,552	1.29	9,024	1.62
Commercial business (2)	191,886	18.22	141,072	17.61	130,868	20.22	137,004	23.48	126,290	22.69
Home equity	23,472	2.23	17,929	2.24	15,775	2.44	15,856	2.72	14,027	2.52
Other	16,965	1.61	9,018	1.13	5,862	0.91	5,578	0.96	6,912	1.24
Total other loans	238,656	22.66	176,295	22.01	159,284	24.61	165,990	28.45	156,253	28.07
Total loans	1,090,045	103.50	829,454	103.55	666,201	102.94	608,142	104.23	571,218
Less:
Undisbursed loans in process	24,688	2.34	19,261	2.41	10,792	1.67	17,370	2.98	8,330	1.50
Deferred fees and discounts	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)	(126)	(0.02)
Allowance for loan losses	12,298	1.17	9,259	1.16	8,386	1.30	7,492	1.28	6,438	1.16
Net loans receivable	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%	$556,576	100.00%

Type of Security:
Residential real estate
One-to four-family	$316,804	30.08%	$235,947	29.45	$205,281	31.72	$189,313	32.45	$189,282	34.01%
Multi-family	118,178	11.22	87,161	10.88	47,388	7.32	36,513	6.26	30,272	5.44
Commercial real estate	296,082	28.11	243,090	30.35	190,563	29.45	162,478	27.85	145,453	26.13
Land	120,327	11.43	86,960	10.86	63,689	9.84	58,830	10.08	52,933	9.51
Commercial	191,884	18.22	141,072	17.61	130,867	20.22	132,022	22.63	123,295	22.15
Consumer and other	46,770	4.44	35,224	4.40	28,413	4.39	28,986	4.97	29,983	5.39
Total loans	1,090,045	103.50	829,454	103.55	666,201	102.94	608,142	104.23	571,218	102.63
Less:
Undisbursed loans in process	24,688	2.34	19,261	2.41	10,792	1.67	17,370	2.98	8,330	1.50
Deferred fees and discounts	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)	(126)	(0.02)
Allowance for loan losses	12,298	1.17	9,259	1.16	8,386	1.30	7,492	1.28	6,438	1.16
Net loans receivable	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%	$556,576	100.00%
___________________________
(1)	Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $82.0 million, $63.8 million, $53.0 million, $48.6 and $42.4 million as of June 30, 2015, 2014, 2013, 2012 and 2011, respectively.
(2)	Commercial business loan balances included agricultural equipment and production loans of $57.9 million, $53.4 million, $47.4 million, $50.8 million and $45.3 million as of June 30, 2015, 2014, 2013, 2012 and 2011, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$171,479	16.28%	$136,357	17.01%	$111,520	17.23%	$115,716	19.83%	$129,967	23.35%
Commercial real estate	313,361	29.75	211,833	26.44	156,349	24.16	128,954	22.10	120,327	21.62
Construction	51,973	4.94	38,928	4.86	26,788	4.14	35,886	6.15	27,947	5.02
Consumer	22,973	2.18	17,233	2.15	12,641	1.95	13,130	2.25	15,934	2.86
Commercial business	127,017	12.06	86,961	10.86	72,739	11.24	75,910	13.01	77,154	13.86
Total fixed-rate loans	686,803	65.21	491,312	61.32	380,037	58.72	369,596	63.34	371,329	66.72
Adjustable-Rate Loans:
Residential real estate	205,986	19.56	167,544	20.91	122,368	18.91	85,296	14.62	69,917	12.56
Commercial real estate	91,359	8.67	96,686	12.07	85,955	13.28	72,005	12.34	64,831	11.65
Construction	17,231	1.64	1,810	0.23	3,937	0.61	4,296	0.74	1,975	0.35
Consumer	23,797	2.26	17,990	2.25	15,775	2.44	15,855	2.72	14,030	2.52
Commercial business	64,869	6.16	54,112	6.76	58,129	8.98	61,094	10.47	49,136	8.83
Total adjustable-rate loans	403,242	38.29	338,142	42.22	286,164	44.22	238,546	40.88	199,889	35.91
Total loans	1,090,045	103.50	829,454	103.54	666,201	102.94	608,142	104.23	571,218	102.63
Less:
Undisbursed loans in process	24,688	2.34	19,261	2.40	10,792	1.67	17,370	2.98	8,330	1.50
Net deferred loan fees	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)	(126)	(0.02)
Allowance for loan loss	12,298	1.17	9,259	1.16	8,386	1.30	7,492	1.28	6,438	1.16
Net loans receivable	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%	$556,576	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2015, residential loans secured by one- to four-family residences totaled $316.8 million, or 30.1% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2015, the Bank originated $32.0 million of ARM loans and $18.4 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank's portfolio. An additional $16.6 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's primary market area.

The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50-75 basis points, but does not require private mortgage insurance.  At June 30, 2015, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $72.7 million. For fiscal years ended June 30, 2015, 2014, 2013, 2012 and 2011, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $24.3 million, $13.6 million, $13.8 million, $12.7 million and $6.6 million, respectively, a total of $71.0 million. The remaining balance of those loans at June 30, 2015, was $46.9 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Company. Consequently, the Company limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2015, one- to four-family loans with a fixed rate totaled $137.4 million, and had a weighted-average maturity of 123 months.

The Bank currently originates one- to four-family adjustable rate mortgage ("ARM") loans, which adjust annually, after an initial period of one, three, five, or seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2015, one- to four-family loans tied to the CMT index totaled $130.3 million. One- to four-family loans tied to other indices totaled $13.3 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2015 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also originates loans secured by multi-family residential properties that are often located outside the Company's primary market area, but made to borrowers who operate within the primary market area. At June 30, 2015, the Bank had $118.2 million, or 11.2% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate "floor" and "ceiling" in these loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Company generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Company requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates. In an effort to reduce these risks, the Bank will evaluate the guarantor's ability to inject personal funds as a tertiary source of repayment.

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments, nursing homes or other healthcare related facilities, and other businesses generally located in the Bank's primary market area. At June 30, 2015, the Bank had $404.7 million in commercial real estate loans, which represented 38.4% of net loans receivable. Of this amount, $82.0 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Company expects to continue to maintain or increase the percentage of commercial real estate loans in its total portfolio.

Most commercial real estate loans originated by the Bank generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 36 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.  Agricultural real estate loans generally require an annual payment. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2015, the Bank had $69.2 million, or 6.6% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2015, $36.3 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $6.7 million was for speculative construction), $21.2 million of which were secured by multi-family residential real estate, and $11.7 million of which were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 20 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2015, the Bank's consumer loan portfolio totaled $46.8 million, or 4.44% of net loans receivable.

Home equity loans represented 50.9% of the Bank's consumer loan portfolio at June 30, 2015, and totaled $23.5 million, or 2.23% of net loans receivable.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2015, lines of credit up to 80% of the property value represented 87.4% of outstanding balances, and 89.0% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 12.5% of outstanding balances and 11.0% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.1% of outstanding balances and 0.1% of balances and commitments.

Automobile loans represented 13.5% of the Bank's consumer loan portfolio at June 30, 2015, and totaled $6.3 million, or 0.60% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2015, the Bank had $191.9 million in commercial business loans outstanding, or 18.2% of net loans receivable. Of this amount, $57.9 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain the current percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $127.2 million in fixed rate and $64.9 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

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

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2015. Commitments to extend credit totaled $130.6 million at June 30, 2015.

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years		Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$24,003	$31,254	$9,537	$	---	$64,794
Certificates of deposit	245,286	114,983	41, 769		---	402,038
Total	$269,289	$146,237	$51,306	$	---	$466,832

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years		Total
	(Dollars in thousands)

Construction loans in process	$24,688	$ ---	$ ---	$	---	$24,688
Other commitments	87,198	3,989	4,688		10,010	105,885
	$111,886	$3,989	$4,688		$10,010	$130,573

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2015, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Residential real estate	$41,087	$149,746	$72,151	$114,481	$377,465
Commercial real estate	101,766	268,607	27,188	7,159	404,720
Construction	61,232	7,628	344	---	69,204
Consumer	7,257	22,275	17,203	35	46,770
Commercial business	91,224	85,405	8,711	6,546	191,886
Total loans	$302,566	$533,661	$125,597	$128,221	$1,090,045

As of June 30, 2015, loans with a maturity date after June 30, 2016 with fixed interest rates totaled $468.8 million, and loans with a maturity date after June 30, 2016 with adjustable rates totaled $318.7 million.

Loan Originations, Sales and Purchases

Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are generally taken and processed at each of the Bank's full-service locations, and the Bank recently began processing online applications for single-family residential loans. The Bank also offers secondary market loans to its customers.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2015, the Bank originated $391.2 million of loans, compared to $289.7 million and $250.2 million, respectively, in fiscal 2014 and 2013, respectively. Of these loans, mortgage loan originations were $276.0 million, $226.2 million and $192.4 million, respectively, in fiscal 2015, 2014 and 2013.  Increases in originations over recent periods is attributed primarily to an expanded market area and customer base following recent acquisitions.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2015, the Bank purchased $7.7 million of new loan participations. At June 30, 2015, loan participations totaled $14.1 million, or 1.34% of net loans receivable. At June 30, 2015, all of these participations were performing in accordance to their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands)

Total loans at beginning of period	$829,454	$666,201	$608,142

Loans originated:
One-to four-family residential	66,876	64,612	55,841
Multi-family residential and
commercial real estate	142,147	130,609	112,964
Construction loans	66,975	31,026	23,581
Commercial business	95,438	50,713	48,652
Consumer and others	19,723	12,756	9,181
Total loans originated	391,159	289,716	250,219

Loans purchased:
Total loans purchased(1)	198,083	61,473	2,653

Loans sold:
Total loans sold	(16,556)	(22,314)	(15,322)

Principal repayments	(303,625)	(163,581)	(168,614)
Participation principal repayments	(6,123)	(1,532)	(6,481)

Foreclosures	(2,347)	(509)	(4,396)
Net loan activity	260,591	163,253	58,059

Total loans at end of period	$1,090,045	$829,454	$666,201
______________
(1)	Amount reported in fiscal 2015 includes the Company's acquisition of loans from the Peoples acquisition recorded at a $190.4 million fair value, and in fiscal 2014 includes the Company's acquisition of loans from the Ozark Legacy acquisition and the Citizens acquisition recorded at $39.4 million and $12.0 million fair value, respectively.

Loan Commitments

The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $130.6 million at June 30, 2015. See Note 15 of Notes to the Consolidated Financial Statements contained in Item 8.

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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2015.

	Loans Delinquent For:				Total Loans
	60-89 Days		90 Days and Over		Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	5	$1,645	9	$439	14	$2,084
Commercial real estate	1	246	2	34	3	280
Construction	---	---	2	132	2	132
Consumer	5	11	7	48	12	59
Commercial Business	4	127	2	30	6	157
Totals	15	$2,029	22	$683	37	$2,712

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

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$2,202	$444	$414	$395	$97
Construction	133	---	---	---	---
Commercial real estate	1,271	673	157	977	152
Consumer	88	58	24	16	12
Commercial business	63	91	842	1,010	2
Total	3,757	1,266	1,437	2,398	263

Loans 90 days past due accruing interest:
Residential real estate	---	106	---	---	189
Construction	---	---	---	---	---
Commercial real estate	---	18	---	---	125
Consumer	34	6	---	---	122
Commercial business	11	---	---	---	2
Total	45	130	---	---	438

Total nonperforming loans	3,802	1,396	1,437	2,398	701

Nonperforming investments	---	---	125	125	125
Foreclosed assets held for sale:
Real estate owned	4,440	2,912	3,030	1,426	1,515
Other nonperforming assets	64	65	46	9	34
Total nonperforming assets	$8,306	$4,373	$4,638	$3,958	$2,375

Total nonperforming loans to net loans	0.36%	0.17%	0.22%	0.41%	0.13%
Total nonperforming loans to total assets	0.29%	0.14%	0.18%	0.32%	0.10%
Total nonperforming assets to total assets	0.64%	0.43%	0.58%	0.54%	0.35%

At June 30, 2015, troubled debt restructurings (TDRs) totaled $9.3 million, of which $2.8 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $6.5 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2014, troubled debt restructurings (TDRs) totaled $5.1 million, of which $300,000 was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2015, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.

Nonperforming loans increased primarily as a result of the Peoples Acquisition, which included $1.7 million in nonperforming loans (at fair value). The migration in the December 31, 2014, quarter to nonaccrual status of a previously-classified purchased credit impaired relationship with a carrying value of $1.5 million at June 30, 2015, accounted for the remainder of the increase.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2015, the Company's balance of real estate owned totaled $4.4 million and included $800,000 residential and $3.6 million non-residential properties. Real estate owned increased primarily as a result of the Peoples Acquisition, which included $1.0 million in foreclosed real estate.

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

On the basis of management's review of the assets of the Company, at June 30, 2015, classified assets totaled $20.9 million, or 1.61% of total assets as compared to $11.6 million, or 1.14% of total assets at June 30, 2014. The increase in classified assets was attributable primarily to the Peoples Acquisition: at June 30, 2015, classified assets included $4.3 million in purchased credit impaired loans obtained in the Peoples Acquisition, while foreclosed real estate balances included $1.2 million attributable to the Peoples Acquisition.  Of the amount classified as of June 30, 2015, $20.9 million was considered substandard, while none was considered doubtful or loss. Included in classified assets at June 30, 2015, was one significant loan relationship with outstanding classified balances of $1.6 million secured by commercial real estate, aircraft, and a general business lien (an additional $3.4 million outstanding to this borrower is not classified, due to a USDA guarantee); various other loans totaling $13.2 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on classified loans); foreclosed real estate and repossessed assets totaling $4.5 million; and all of the Company's investments in pooled trust preferred securities, with a book value of $1.6 million. Classified loans are so designated due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt. The investments in pooled trust preferred securities were classified due to concerns about the ability of the pools to generate sufficient cash flows to service the debt. Two of these securities, with a book value of $619,000, have previously deferred interest payments, and another of these securities, with a book value of $465,000, continues to defer interest payments as of June 30, 2015. Classified loans totaling $3.7 million had been placed on nonaccrual status at June 30, 2015, of which $2.6 million were more than 30 days delinquent.  Of the remaining $11.1 million of classified loans, $10.7 million were performing in accordance with terms at June 30, 2015, while $406,000 were more than 30 days delinquent.

Other Loans of Concern. In addition to the classified assets above, there was also an aggregate of $6.0 million in loans, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. These loans continued to perform according to terms as of June 30, 2015, but were identified as other loans of concern due to concerns regarding the borrower's ability to continue to generate sufficient cash flows to service the debt.

Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2015, of $12.3 million, which represented 148% of nonperforming assets as compared to an allowance of $9.3 million, which represented 212% of nonperforming assets at June 30, 2014.

At June 30, 2015, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $704,000, as compared to $596,000 at June 30, 2014. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Allowance at beginning of period	$9,259	$8,386	$7,492	$6,438	$4,508
Recoveries
Residential real estate	11	16	4	7	3
Construction real estate	---	---	1	1	25
Commercial real estate	47	1	5	---	1
Commercial business	33	17	8	16	7
Consumer	4	95	16	15	18
Total recoveries	95	129	34	39	54

Charge offs:
Residential real estate	54	169	302	98	158
Construction real estate	---	---	35	---	158
Commercial real estate	9	96	422	41	60
Commercial business	128	59	50	436	67
Consumer	50	578	47	195	66
Total charge offs	241	902	856	770	509

Net charge offs	(146)	(773)	(822)	(731)	(455)
Provision for loan losses	3,185	1,646	1,716	1,785	2,385

Balance at end of period	$12,298	$9,259	$8,386	$7,492	$6,438

Ratio of allowance to total loans outstanding at the end of the period	1.15%	1.14%	1.28%	1.27%	1.14%
Ratio of net charge offs to average loans outstanding during the period	0.01%	0.10%	0.13%	0.13%	0.09%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$2,819	34.63%	$2,462	36.64%	$1,810	35.11%	$1,635	33.05%	$1,618	34.99%

Construction	899	6.35	355	4.91	273	4.61	243	6.61	193	5.24

Commercial real estate	4,956	37.13	4,143	37.19	3,602	36.37	2,986	33.04	2,671	32.41

Consumer	758	4.29	519	4.25	472	4.27	484	4.77	441	5.25

Commercial business	2,866	17.60	1,780	17.01	2,229	19.64	2,144	22.53	1,515	22.11

Total allowance for loan losses	$12,298	100.00%	$9,259	100.00%	$8,386	100.00%	$7,492	100.00%	$6,438	100.00%

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

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders' equity. At June 30, 2015, AFS securities totaled $129.6 million (excluding FHLB and Federal Reserve Bank membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

In the Peoples Acquisition, the Company acquired securities with a market value of approximately $31.3 million.

As of June 30, 2015, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2015, the Company's debt and other securities portfolio totaled $59.5 million, or 4.58% of total assets as compared to $72.1 million, or 7.06% of total assets at June 30, 2014. During fiscal 2015, the Bank had $6.2 million in maturities and $511,000 in security purchases (purchases do not include the securities acquired in the Peoples Acquisition). Of the securities that matured, $4.4 million was called for early redemption. At June 30, 2015, the investment securities portfolio included $14.8 million in U.S. government and government agency bonds, of which $10.8 million is subject to early redemption at the option of the issuer, and $42.0 million in municipal bonds, of which $37.9 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $2.7 million in other securities (including $1.1 million estimated fair value in pooled trust preferred securities). Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2015, was 47 months. Membership stock held in the FHLB of Des Moines, totaling $4.1 million, and the Federal Reserve Bank of St. Louis, totaling $2.3 million, along with equity stock of $475,000 in two independent banks, was not included in the above totals.

At June 30, 2015, the Company owned four pooled trust preferred securities with a fair value of $1.1 million and a book value of $1.6 million. The June 30, 2015, cash flow analysis for three of these securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.   At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The discounted cash flow was based on anticipated default and recovery rates, and resulting projected cash flows were discounted based on the yield anticipated at the time the security was purchased.  Based on this analysis, the Company recorded an impairment charge of $375,000 for the credit portion of the unrealized loss for this trust preferred security in the second quarter of fiscal 2009, establishing a new, lower amortized cost basis of $125,000 for this security, and reduced non-interest income.  At June 30, 2015, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for the security. Analyses performed quarterly and at fiscal year end in 2015 indicated no further impairment of any securities owned by the Company. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

Mortgage-Backed Securities. At June 30, 2015, mortgage-backed securities ("MBS") totaled $70.1 million, or 5.4%, of total assets, as compared to $58.2 million, or 5.7%, of total assets at June 30, 2014. During fiscal 2015, the Bank had maturities and prepayments of $13.8 million and $2.0 million in purchases of MBS (purchases do not include the Peoples Acquisition). At June 30, 2015, the MBS portfolio included $59.5 million in fixed-rate MBS, and $10.6 million in fixed rate collateralized mortgage obligations ("CMOs"), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2015, was 48 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis

The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2015		2014		2013
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
	(Dollars in thousands)

U.S. government and government agencies	$14,814	22.28%	$24,074	30.83%	$22,408	33.80%
State and political subdivisions	42,021	63.21	45,356	58.08	39,323	59.31
Other securities	2,704	4.07	2,641	3.38	1,559	2.35
FHLB membership stock	4,602	6.92	4,597	5.89	2,007	3.03
Federal Reserve Bank membership stock	2,340	3.52	1,424	1.82	1,004	1.51
Total	$66,481	100.00%	$78,092	100.00%	$66,301	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2015.

	Available for Sale Securities June 30, 2015
	Amortized Cost		Fair Value		Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$	---	$	---	0.00%
Due after 1 year but within 5 years		11,928		11,893	1.37
Due after 5 years but within 10 years		2,996		2,921	2.00
Due over 10 years		---		---	---
Total		14,924		14,814	1.50%

State and political subdivisions:
Due within 1 year		1,921		1,926	1.91%
Due after 1 year but within 5 years		2,427		2,473	3.63
Due after 5 years but within 10 years		13,130		13,512	4.58
Due over 10 years		23,163		24,110	5.36
Total		40,641		42,021	4.84%

Other securities:
Due within 1 year		---		---	---%
Due after 1 year but within 5 years		1,177		1,205	3.32
Due after 5 years but within 10 years		---		---	---
Due over 10 years		2,012		1,499	1.33
Total		3,189		2,704	2.06%

No stated maturity:
FHLB membership stock		4,602		4,602	1.96%
Federal Reserve Bank membership stock		2,340		2,340	5.14
Total		6,942		6,942	3.03%

Total debt and other securities		$65,696		$66,481	3.76%

The following table sets forth certain information at June 30, 2015 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2015
(Dollars in thousands)
Amounts due:
Within 1 year	$ ---
After 1 year through 3 years	---
After 3 years through 5 years	186
After 5 years	69,297
Total	$69,483

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2015, which have fixed, floating, or adjustable interest rates.

At June 30, 2015
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$69,483
Adjustable	---
Total	$69,483

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$24,371	$24,586	$14,008	$14,189	$3,405	$3,509
GNMA certificates	2,230	2,248	4,228	4,248	70	72
FNMA certificates	32,391	32,668	26,470	26,784	2,701	2,846
Collateralized mortgage obligations issued by government agencies	10,491	10,552	13,074	12,930	10,404	10,287
Total	$69,483	$70,054	$57,780	$58,151	$16,580	$16,714

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

The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include radio and newspaper advertisements, as well as "grassroots" marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits as of June 30, 2015:

As of June 30, 2015
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Non-interest Bearing	$100	$117,471	11.13%
0.78	None	NOW Accounts	100	336,097	31.85
0.33	None	Savings Accounts	100	131,884	12.50
0.24	None	Money Market Deposit Accounts	1,000	67,752	6.42

		Certificates of Deposit
0.49	6 months or less	Fixed Rate/Term	1,000	34,469	3.27
0.43	6 months or less	IRA Fixed Rate/Term	1,000	1,902	0.18
0.70	7-12 months	Fixed Rate/Term	1,000	113,292	10.74
0.53	7-12 months	IRA Fixed Rate/Term	1,000	16,783	1.59
0.83	13-24 months	Fixed Rate/Term	1,000	77,446	7.34
0.72	13-24 months	IRA Fixed Rate/Term	1,000	14,007	1.33
1.17	25-36 months	Fixed Rate/Term	1,000	30,985	2.94
1.01	25-36 months	IRA Fixed Rate/Term	1,000	6,806	0.64
2.08	48 months and more	Fixed Rate/Term	1,000	85,397	8.09
1.94	48 months and more	IRA Fixed Rate/Term	1,000	20,951	1.98
				$1,055,242	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2015. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)

Three months or less	$37,350
Over three through six months	33,708
Over six through twelve months	56,467
Over 12 months	97,690
Total	$225,215

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2015	2014	2013
	(Dollars in thousands)

0.00 - 0.99%	$234,845	$182,970	$129,001
1.00 - 1.99%	124,608	107,467	98,757
2.00 - 2.99%	30,613	19,113	24,345
3.00 - 3.99%	5,987	13,523	19,431
4.00 - 4.99%	---	100	708
5.00 - 5.99%	5,985	---	---

Total	$402,038	$323,173	$272,242

The following table sets forth the amount and maturities of all time deposits at June 30, 2015.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 – 0.99%	$197,346	$30,933	$6,536	$30	$ ---	$234,845	58.41%
1.00 – 1.99%	23,470	32,404	37,597	12,463	18,674	124,608	31.00
2.00 - 2.99%	15,519	3,929	563	565	10,037	30,613	7.61
3.00 - 3.99%	5,968	19	---	---	---	5,987	1.49
4.00 - 4.99%	---	---	---	---	---	---	---
5.00 - 5.99%	2,983	---	3,002	---	---	5,985	1.49

Total	$245,286	$67,285	$47,698	$13,058	$28,711	$402,038	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2015			2014			2013
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$117,471	11.13%	$49,359	$68,112	8.67%	$22,671	$45,442	7.19%	$(9,371)
NOW checking	336,097	31.85	64,941	271,156	34.51	63,108	208,048	32.90	14,177
Savings accounts	131,884	12.50	36,557	95,327	12.13	10,954	84,373	13.34	(2,344)
Money market deposit	67,752	6.42	39,719	28,033	3.57	5,758	22,275	3.52	4,176
Fixed-rate certificates which mature(1):
Within one year	245,286	23.24	37,919	207,367	26.39	46,499	160,868	25.44	1,995
Within three years	114,983	10.90	36,536	78,447	9.98	(3,603)	82,050	12.97	32,386
After three years	41,769	3.96	4,410	37,359	4.75	8,264	29,095	4.60	6,554
Variable-rate certificates which mature: Within one year	---	---	---	---	---	(130)	130	0.02	130
Within three years	---	---	---	---	---	(98)	98	0.02	(138)
Total	$1,055,242	100.00%	$269,441	$785,801	100.00%	$153,423	$632,379	100.00%	$47,565
___________________________
(1)            At June 30, 2015, 2014 and 2013, certificates in excess of $100,000 totaled $225.2 million, $177.5 million and $152.4 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2015	2014	2013
	(Dollars in thousands)

Beginning Balance	$785,801	$632,379	$584,814

Net increase before interest credited	262,582	147,459	41,492
Interest credited	6,859	5,963	6,073
Net increase in deposits	269,441	153,422	47,565

Ending balance	$1,055,242	$785,801	$632,379
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

Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2015, the Bank had $64.8 million in FHLB advances, of which $23.5 million was overnight borrowings, another $40.8 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, and $500,000 in fixed term borrowings. In order for the Bank to borrow from the FHLB, it has pledged $525.5 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $95.6 million) and has purchased $4.1 million in FHLB stock. At June 30, 2015, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $307.4 million, as compared to $195.8 million at June 30, 2014.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank's discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the "discount rate" set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2015, the Bank was approved to borrow up to $87.5 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank's securities sold under agreements to repurchase ("repurchase agreements"). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2015, the Bank had outstanding $27.3 million in repurchase agreements, as compared to $25.6 million at June 30, 2014.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2015, the current rate was 3.03%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2015, the current rate was 2.74%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2015, the current rate was 2.09%

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2015	2014	2013
		(Dollars in thousands)
Year end balances
Short-term FHLB advances	$23,500	$59,900	$	---
Securities sold under agreements to repurchase	27,332	25,561		27,788
	$50,832	$85,461		$27,788

Weighted average rate at year end	0.38%	0.35%		0.58%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:

	Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
FHLB advances
Daily average balance	$80,415	$58,926	$30,374
Weighted average interest rate	1.59%	1.84%	3.29%
Maximum outstanding at any month end	$118,067	$85,400	$45,270

Securities sold under agreements to repurchase
Daily average balance	$25,443	$24,492	$27,359
Weighted average interest rate	0.46%	0.53%	0.74%
Maximum outstanding at any month end	$28,198	$26,897	$30,945

Subordinated Debt
Daily average balance	$14,112	$9,011	$7,217
Weighted average interest rate	3.63%	3.38%	3.15%
Maximum outstanding at month end	$14,658	$10,310	$7,217

Subsidiary Activities

The Bank has one subsidiary, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2015, and is currently inactive. The activities of the subsidiary are not significant to the financial condition or results of the Bank's operations.

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

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company.

The following selected aspects of the Dodd-Frank Act are related to the operations of the Bank:

•	The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•	The Federal Deposit Insurance Act was amended to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed;

•	Deposit insurance was permanently increased to $250,000; and

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period;

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. As required by the Act, the federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies;

•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•	Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

The Bank

General. As a state-chartered, federally-insured trust company with banking powers, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FRB and the Missouri Division of Finance and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision. As a state-chartered trust company with banking powers, the Bank is subject to applicable provisions of Missouri law and the regulations of the Missouri Division of Finance. Missouri law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2015, the Bank was in compliance with these reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs that provide home financing credit. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business - Deposit Activities and Other Sources of Funds - Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2015, the Bank had $4.1 million in FHLB stock, which was in compliance with this requirement. The Bank received $116,000 and $90,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2015 and 2014, respectively.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The general insurance limit is $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against a member bank of the Federal Reserve Board after giving the FRB an opportunity to take such action.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. Also, in June 2015, the FDIC sought comment on a proposal to revise how banks with less than $10 billion in assets are assessed, in order to better reflect the respective risk, relative to each other, that these institutions pose to the fund. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (depending on adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from 1.0 basis points to 38 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from 0.5 basis points to 35 basis points (in each case depending on adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter ended June 30, 2015, was 0.58 basis points (annualized) of assessable deposits.

Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for depository institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. In connection with the capital rules discussed under "Capital Rules" below, effective January 1, 2015, an institution is deemed to be "well capitalized" if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. Additionally, an institution shall be deemed to be "adequately capitalized" if it has (i) a total risk-based capital ratio of 8.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 4.5% or more, (iii) a Tier 1 risk-based capital ratio of 6.0% or more, and (iv) a leverage ratio of 4.0% or more and does not meet the definition of "well capitalized;"  "undercapitalized" if it has (i) a total risk-based capital ratio that is less than 8.0%, (ii) a common equity Tier 1 risk-based capital ratio that is less than 4.5%, (iii) a Tier 1 risk-based capital ratio that is less than 6.0%, or (iv) a leverage ratio that is less than 4.0%;  "significantly undercapitalized" if it has (i) a total risk-based capital ratio that is less than 6.0%, (ii) a common equity Tier 1 risk-based capital ratio that is less than 3.0%, (iii) a Tier 1 risk-based capital ratio that is less than 4.0%, or (iv) a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At June 30, 2015, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.

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

Capital Rules. In July 2013, the FRB and the federal banking agencies published final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision.

Effective January 1, 2015, the Bank and the Company became subject to new capital regulations (with some provisions transitioned into full effectiveness over two to four years). The new requirements created a new ratio for Common Equity Tier 1 ("CET1") capital, increased the leverage and Tier 1 capital ratios, changed the risk-weights of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting these various capital requirements. Beginning in calendar year 2016, failure to maintain the required capital conservation buffer will limit the ability of Southern Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

Under these new requirements, the minimum capital ratios are: a ratio of CET1 capital to total risk-weighted assets of 4.5%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of total capital to risk-weighted assets of 8.0%, and a leverage ratio of 4.0%.

For all of these capital requirements, there have been a number of changes to what constitutes regulatory capital, compared to earlier regulations, some of which are subject to a transition period. However, for a bank holding company with less than $15 billion in consolidated assets as of December 31, 2009, TARP and cumulative perpetual preferred stock included in Tier 1 capital prior to May 19, 2010 is grandfathered and included as Tier 1 capital under the new capital regulations.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are deducted from capital, subject to a two-year transition period. CET1 capital consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital generally includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, Southern Bank had the one-time option and elected in the first quarter of calendar year 2015 to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations, to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also included changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1, and total capital ratios, Southern Bank and the Company will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The FRB's prompt corrective action standards have been updated for these new capital ratios. Under the new standards, in order to be considered well-capitalized, Southern Bank is required to have at least a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged), and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.

As of June 30, 2015, Southern Bank and the Company meet all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if all phased-in requirements had been fully in effect on that date.

In addition, as noted above, beginning in calendar year 2016, if Southern Bank does not have the required capital conservation buffer, its ability to pay dividends to Southern Missouri Bancorp, Inc. will be limited.

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

Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the Deposit Insurance Fund and that the bank is in compliance with applicable regulatory capital requirements.

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

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a financial institution. The Bank received a "satisfactory" rating during its most recent CRA examination.

Dividends. Dividends from the Bank constitute the major source of funds for dividends that may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies.

The amount of dividends actually paid by the Bank during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Dividends can be restricted if the capital conservation buffer is not maintained as described under "Capital Rules" above.  Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

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

Bank Holding Company Regulation. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act ("BHCA"). As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of financial strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the Dodd-Frank Act, this policy is codified and rules to implement it will be established. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

The FRB has established minimum leverage ratio and risk-based capital requirements for bank holding companies that are substantially the same as those for FRB-regulated banks. Effective January 1, 2015, the Company became subject to the same capital requirements as described above for the Bank.

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

The Bank's average assets for the current year exceeded $500 million, thus classifying it as a large bank for purposes of IRC Section 585. Under IRC Section 585(c)(3), a bank that becomes a large bank must change its method of accounting from the reserve method to a specific charge-off method under IRC Section 166. The Bank's deductions with respect to their loans are computed under the specific charge-off method. The specific charge-off method will be used in the current year and all subsequent tax years.

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

Bank Franchise Tax. The Missouri bank franchise tax is imposed on (i) the bank's taxable income at the rate of 7%, less credits for certain Missouri taxes, including income taxes. However, the credits excludes taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation; and (ii) the bank's net assets at a rate of .007%. Net assets are defined as total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation.

Income Tax. The Bank and its holding company and related subsidiaries are subject to an income tax that is imposed on the consolidated taxable income apportioned to Missouri at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank.

Arkansas Taxation

General. Due to its loan activity and the acquisitions of Arkansas banks in recent periods, the Bank is subject to an Arkansas income tax. The tax is imposed on the Bank's apportioned taxable income at a rate of 6%.

Audits

There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

For additional information regarding taxation, see Note 11 of Notes to the Consolidated Financial Statements contained in Item 8.

PERSONNEL

As of June 30, 2015, the Company had 289 full-time employees and 38 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

EXECUTIVE OFFICERS

Greg A. Steffens, the Company's President and Chief Executive Officer, has been with us since 1998. He was hired in 1998 as Chief Financial Officer and was appointed President and CEO in 1999. He has over 25 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Mount Vernon, Missouri-based Sho-Me Financial Corp, prior to the sale of that company. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision.

Matthew T. Funke, the Company's Chief Financial Officer, has worked for us since 2003. He has more than 16 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc., where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly.

Lora L. Daves, the Company's Chief Credit Officer, has worked for us since 2006. Ms. Daves is responsible for the administration of the Company's credit portfolio, including analysis of proposed new credits and monitoring of the portfolio's credit quality. Ms. Daves has over 26 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp, headquartered in Minneapolis, Minnesota, during her tenure there. Ms. Daves' responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves' experience also includes four years as Chief Financial Officer of a Southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager.

William D. Hribovsek, our Chief Lending Officer, has been with us since 1999. Mr. Hribovsek joined the Company as its senior commercial lender, and was named Chief Lending Officer in 2006. He has over 35 years banking experience. Prior to joining the Company, Mr. Hribovsek was employed as a commercial lender from 1979 to 1999 with Commerce Bank of Poplar Bluff, which was since merged with and into Commerce Bank, N.A., a subsidiary of Commerce Bancshares, Inc., headquartered in Kansas City, Missouri. While with Commerce Bank, Mr. Hribovsek oversaw the institution's installment loan department for 12 years.

Kimberly A. Capps, the Company's Chief Operations Officer, has been with us since 1994. She has over 23 years banking experience. Ms. Capps is responsible for the Company's retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was

named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum, where she specialized in financial institution audits and taxation.

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

We may fail to realize all of the anticipated benefits of our recently completed acquisition of PSC.

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

Prior to the completion of the acquisition, we and PSC operated independently of one another.  The integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition.  Integration efforts between the companies will also divert management attention and resources.  These integration matters could adversely affect us.

If we fail to successfully integrate PSC into our internal control over financial reporting or if PSC's internal controls are found to be ineffective, the integrity of our financial reporting could be compromised.

As a private company, PSC was not subject to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to internal control over financial reporting, and for a period of time after the consummation of the Merger, the management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting may exclude the operations of PSC.  The integration of PSC into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs.  If we fail to successfully integrate the operations of PSC into our internal control over financial reporting, our internal control over financial reporting might not be effective.  Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market's perception of our business and our stock price.  In addition, if PSC's internal controls are found to be ineffective, the integrity of PSC's past financial statements could be adversely impacted.

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

At June 30, 2015 and June 30, 2014, our nonperforming assets were $8.3 million and $4.4 million, respectively, or 0.64% and 0.43% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

•	We do not accrue interest income on nonaccrual loans, nonperforming investment securities, or other real estate owned.

•	We must provide for probable loan losses through a current period charge to the provision for loan losses.

•	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values or recognize other-than-temporary impairment on nonperforming investment securities.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.

•	The resolution of nonperforming assets requires the active involvement of management, which can divert management's attention from more profitable activities.

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown that has continued. Further deterioration in economic conditions, particularly within our primary market area in southeast and southwest Missouri and northeast and north central Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	loan collateral may decline in value, in turn reducing a customer's borrowing power and reducing the value of collateral securing our loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

Our construction loan portfolio, which totaled $69.2 million, or 6.57% of loans, net, at June 30, 2015, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2015, 56.65% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 50.53% of our portfolio at June 30, 2009, in order to improve the yield on our assets. At June 30, 2015, our loan portfolio included $404.7 million of commercial real estate loans and $191.9 million of commercial business loans compared to $97.2 million and $89.1 million, respectively, at June 30, 2009. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower's business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $82.0 million, or 7.8% of our loan portfolio, net, at June 30, 2015. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are cotton, rice, corn and soybean. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2009, when these loans totaled $21.3 million, or 5.8% of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2015, these loans totaled $57.9 million, or 5.5%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2009, when such loans totaled $27.5 million, or 7.5% of our loan portfolio.  Agricultural production and equipment loans typically peak for us during the fall.  At September 30, 2014, these loans totaled $69.3 million, or 6.6% of our loan portfolio, net.

Lack of seasoning of our commercial real estate and commercial business loan portfolios may increase the risk of credit defaults in the future.

Due to our increasing emphasis on commercial real estate and commercial business lending, a substantial amount of the loans in our commercial real estate and commercial business portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning."  A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

•	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;

•	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

•	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•	We have completed four acquisitions within the past five years and opened additional banking offices in the past few years that enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2015, we determined that none of our goodwill or other intangible assets were impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2015, our net deferred tax asset was $3.3 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2015. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, some of which is expected to increase our costs of operations.

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and by the Federal Reserve. The FDIC, DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution's operations, require the institution to reclassify assets, determine the adequacy of the institution's allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions, such as our subsidiary banks, with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

Significant legal actions could subject us to substantial liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

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

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this "Risk Factors" section:

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

There may be future sales of additional common stock or other dilution of our shareholders' equity, which may adversely affect the market price of our common stock.

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

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the liquidation of Southern Missouri Bancorp, Inc. its lenders and holders of its debt or preferred securities would receive a distribution of the Southern Missouri Bancorp, Inc.'s available assets before distributions to the holders of our common stock. Our decision to incur debt and issue other securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of our common stock and dilute the interests of our shareholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.

Southern Missouri Bancorp, Inc. is an entity separate and distinct from its subsidiary bank, and derives substantially all of its revenue in the form of dividends from the subsidiary. Accordingly, the Company is and will be dependent upon dividends from its subsidiary bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The bank's ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event the subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company's right to participate in a distribution of assets upon the subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

In July 2011, Southern Missouri Bancorp, Inc. sold to the U.S. Treasury $20.0 million of preferred stock pursuant to Treasury's Small Business Lending Fund ("SBLF") program.  The payment of dividends on the SBLF preferred stock reduces the amount of earnings available to pay dividends to common shareholders.  The terms of the SBLF preferred stock also restrict our ability to pay dividends on, and repurchase, our common stock.  Under the terms of the SBLF preferred stock, our ability to pay dividends on or repurchase our common stock is limited by a requirement that we generally not reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%.  In addition, if we fail to pay a dividend on the SBLF preferred stock, there are further restrictions on our ability to pay dividends on or repurchase our common stock.  As described in the next risk factor, the terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing.  These restrictions could have a negative effect on the value of our common stock.  Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors.  Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

The dividend rate on the SBLF preferred stock will increase after four and one-half years from the issuance date, which could have negative effects on the value of, or our ability to pay dividends on, our common stock.

The per annum dividend rate on the SBLF preferred stock fluctuated on a quarterly basis during the first ten quarters during which the SBLF preferred stock was outstanding, based upon changes in the amount of  our "Qualified Small Business Lending" or "QSBL" from a baseline level.  Our QSBL level reported at September 30,

2013, fixed the dividend rate until four and one-half years after the issuance date (i.e., to January 19, 2016) at one percent (1%). From and after four and one-half years following the issuance date, the dividend rate will be fixed at nine percent (9%), regardless of the amount of QSBL.

For fiscal 2014 and 2015, the SBLF dividend rate was one percent (1%), providing an annualized cost of this capital to us of $200,000. An increase in the dividend rate to nine percent (9%) would increase the annual cost of this capital to $1.8 million. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity and the availability of funds to pay dividends on our common stock.

If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2015, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a fair value of $14.7 million.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Description of Properties

At June 30, 2015, the Bank operated from its headquarters, 31 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 29 of its other branch offices. The remaining five branches are either leased or partially owned.

For additional information regarding our properties, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Premises and Equipment".

Two construction projects are currently underway to provide a new corporate headquarters office in Poplar Bluff, and to finish leased space in a new branch facility in Springfield to replace an existing leased branch.   Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs, after consideration of the new construction. However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers' needs.

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

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities

The common stock of Southern Missouri Bancorp, Inc. is traded under the symbol "SMBC" on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At June 30, 2015, there were 7,419,666 shares of common stock outstanding and approximately 255 common stockholders of record.

	Stock Price		Dividends
2015 Quarters:	High	Low	per Share
Fourth Quarter (ended 6/30/2015)	$19.49	$18.44	$0.085
Third Quarter (ended 3/31/2015)	19.95	18.11	0.085
Second Quarter (ended 12/31/2014)	20.57	17.54	0.085
First Quarter (ended 9/30/2014)	18.05	17.40	0.085

2014 Quarters:
Fourth Quarter (ended 6/30/2014)	$18.08	$17.26	$0.08
Third Quarter (ended 3/31/2014)	18.50	15.99	0.08
Second Quarter (ended 12/31/2013)	18.50	13.03	0.08
First Quarter (ended 9/30/2013)	14.25	12.79	0.08

2013 Quarters:
Fourth Quarter (ended 6/30/2013)	$13.18	$12.00	$0.075
Third Quarter (ended 3/31/2013)	13.45	11.42	0.075
Second Quarter (ended 12/31/2012)	12.25	11.18	0.075
First Quarter (ended 9/30/2012)	12.25	10.75	0.075

Our cash dividend payout policy is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, future dividend payments will depend upon a number of factors, including capital requirements, regulatory limitations (See "Item 1. Description of Business – Regulation"), the Company's financial condition, results of operations and the Bank's ability to pay dividends to the Company. The Company relies significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to stockholders. The terms of our SBLF preferred shares limit our ability to pay dividends to common stockholders if dividends on the SBLF preferred shares are not paid. See "Item 1A. Risk Factors – Risks Relating to our Common Stock – Regulatory and Contractual Restrictions may limit or prevent us from paying dividends on and repurchasing our common stock."

Information regarding our equity compensation plans is included in Item 11 of this Form 10-K.

On January 2, 2015, the Company declared a two-for-one common stock split in the form of 100% common stock dividend payable on January 30, 2015, to shareholders of record on January 16, 2015.  The table above, and all references to stock prices and per share information throughout this annual report on Form 10-K, reflect this split for all periods.

The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2015.

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/15 - 06/30/15 period	-	-	-	-
05/01/15 - 05/31/15 period	-	-	-	-
04/01/15 - 04/30/15 period	-	-	-	-

The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be "soliciting materials" or to be "filed" with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

The following graph shows a comparison of stockholder return on Southern Missouri Bancorp, Inc.'s common stock with the cumulative total returns for as shown below the graph, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Item 6.   Selected Financial Data

(dollars on thousands)	At June 30,
Financial Condition Data:	2015	2014	2013	2012	2011
Total assets	$1,300,064	$1,021,422	$796,391	$739,189	$688,200
Loans receivable, net	1,053,146	801,056	647,166	583,465	556,576
Mortgage-backed securities	70,054	58,151	16,714	19,253	24,536
Cash, interest-bearing deposits
and investment securities	78,258	88,658	77,059	90,568	73,479
Deposits	1,055,242	785,801	632,379	584,814	560,151
Borrowings	92,126	111,033	52,288	50,142	58,730
Subordinated debt	14,658	9,727	7,217	7,217	7,217
Stockholder's equity	132,643	111,111	101,829	94,728	55,732

(dollars on thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2015	2014	2013	2012	2011
Interest income	$55,301	$40,471	$36,291	$38,965	$35,048
Interest expense	8,766	7,485	7,501	9,943	11,285

Net Interest Income	46,535	32,986	28,790	29,022	23,763
Provision for loan losses	3,185	1,646	1,716	1,785	2,385

Net interest income after
provision for loan losses	43,350	31,340	27,074	27,237	21,378

Noninterest income	8,659	6,132	4,468	4,063	10,502
Noninterest expense	32,285	23,646	17,521	16,605	14,459

Income before income taxes	19,724	13,826	14,021	14,695	17,421
Income taxes	6,056	3,745	3,954	4,597	5,952
Net Income	13,668	10,081	10,067	10,098	11,469

Less: charge for early redemption of preferred
stock issued at a discount	---	---	---	94	---
Less: effective dividend on preferred stock	200	200	345	424	512
Net income available to common stockholders	$13,468	$9,881	$9,722	$9,580	$10,957
Basic earnings per share available to
common stockholders(2)	$1.84	$1.49	$1.48	$1.71	$2.62
Diluted earnings per share available to
common stockholders(2)	$1.79	$1.45	$1.44	$1.66	$2.56
Dividends per share(2)	$0.34	$0.32	$0.30	$0.24	$0.24

	At June 30,
Other Data:	2015	2014	2013	2012	2011
Number of:
Real Estate Loans	2,428	4,459	3,637	3,583	3,758
Deposit Accounts	58,927	43,159	31,980	31,307	30,243
Full service offices	32	22	17	17	16
Limited services offices	3	3	1	1	---
Loan production offices	---	---	---	---	2

	At or for the year ended June 30,
Key Operating Ratios:	2015	2014	2013	2012	2011
Return on assets (net income
divided by average assets)	1.07%	1.09%	1.32%	1.37%	1.81%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	12.48	11.55	12.34	15.15	27.08

Average equity to average assets	10.04	11.43	12.92	11.18	7.89

Interest rate spread (spread between
weighted average rate on all interest-earning
assets and all interest-bearing liabilities)	3.81	3.68	3.85	3.90	3.71

Net interest margin (net interest income as a
percentage of average interest-earning assets	3.92	3.81	4.02	4.12	3.92

Noninterest expense to average assets	2.53	2.56	2.29	2.25	2.28

Average interest-earning assets to
average interest-bearing liabilities	115.39	114.26	116.68	115.19	111.29

Allowance for loan losses to gross loans(1)	1.15	1.14	1.28	1.27	1.14

Allowance for loan losses to
nonperforming loans(1)	323.35	663.37	583.41	312.38	918.84

Net charge-offs (recoveries) to average
outstanding loans during the period	0.01	0.10	0.13	0.13	0.09

Ratio of nonperforming assets
to total assets(1)	0.64	0.43	0.58	0.54	0.35

Common shareholder dividend payout ratio
(common dividends as a percentage of
earnings available to common shareholders	18.69	21.44	20.31	13.40	9.17

(1)	At end of period
(2)	All share and per share amounts have been adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid January 30, 2015.

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

Southern Bank's results of operations are primarily dependent on the levels of its net interest margin and noninterest income, and its ability to control operating expenses. Net interest margin is dependent primarily on the difference or spread between the average yield earned on interest-earning assets (including loans, mortgage-related securities, and investments) and the average rate paid on interest-bearing liabilities (including deposits, securities sold under agreements to repurchase, and borrowings), as well as the relative amounts of these assets and liabilities. Southern Bank is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

Southern Bank's noninterest income consists primarily of fees charged on transaction and loan accounts, interchange income from customer debit and ATM card use, gains on sales of loans to the secondary market, and increased cash surrender value of bank owned life insurance ("BOLI"). Southern Bank's operating expenses include: employee compensation and benefits, occupancy expenses, legal and professional fees, federal deposit insurance premiums, amortization of intangible assets, and other general and administrative expenses.

Southern Bank's operations are significantly influenced by general economic conditions including monetary and fiscal policies of the U.S. government and the Federal Reserve Board. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies including the Federal Reserve, the Missouri Division of Finance, and the Federal Deposit Insurance Corporation. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank's cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Des Moines, and, to a lesser extent, brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family residential real estate, commercial real estate, commercial business and consumer financing on loans secured by properties or collateral located primarily in southeast Missouri and northeast and north central Arkansas.

All share amounts and per share amounts discussed below have been adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid January 30, 2015.

NON-GAAP FINANCIAL INFORMATION

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include:

•	Fiscal year 2011 net income available to common stockholders per diluted common share excluding bargain purchase gain, net of transaction expenses related to the December 2010 FDIC-assisted acquisition involving the former First Southern Bank (the "Fiscal 2011 Acquisition"), net of tax;
•	Fiscal year 2015, 2014 and 2013 net income available to common stockholders excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition and the Peoples Acquisition, net of tax;
•	Fiscal year 2015, 2014 and 2013 return on average assets excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition and the Peoples Acquisition, net of tax;

•	Fiscal year 2015, 2014 and 2013 return on average common equity excluding accretion of fair value discount on acquired loans, amortization of fair value premium on assumed time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition and the Peoples Acquisition, net of tax;
•	Fiscal year 2015, 2014 and 2013 net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition;

Management believes that showing these amounts and measures excluding these items is useful for investors because it better reflects our core operating results and provides useful information by which to evaluate the Company's operating performance on an ongoing basis from period to period.  Other acquisitions which included smaller fair value discounts on acquired loans and fair value premiums on assumed time deposits resulted in less variation in what management believes to be core operating results.

The following table presents a reconciliation of the calculation of fiscal 2011 diluted earnings per share available to common shareholders excluding bargain purchase gain and transaction expenses related to the Fiscal 2011 Acquisition:

For the twelve months ended
June 30, 2011

Diluted earnings per share available to common stockholders	$2.56
Less: impact of excluding bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition, net of tax	0.96
Diluted earnings per share available to common stockholders - excluding bargain purchase gain, net of tax and transaction expenses, related to the Fiscal 2011 Acquisition	$1.60

The following table presents a reconciliation of the calculation of net income available to common stockholders, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition and the Peoples Acquisition, net of tax:

	For the twelve months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2013

Net income available to common stockholders	$13,468	$9,881	$9,722
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1,502	395	873
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	$11,966	$9,486	$8,849

The following table presents a reconciliation of the calculation of return on average assets, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition and the Peoples Acquisition, net of tax:

	For the twelve months ended
	June 30, 2015	June 30, 2014	June 30, 2013

Return on average assets	1.07%	1.09%	1.32%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.11%	0.04%	0.12%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	0.96%	1.05%	1.20%

The following table presents a reconciliation of the calculation of return on average common equity, excluding accretion of fair value discount on acquired loans, amortization of premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Fiscal 2011 Acquisition and the Peoples Acquisition, net of tax:

	For the twelve months ended
	June 30, 2015	June 30, 2014	June 30, 2013

Return on average common equity	12.48%	11.55%	12.34%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	1.39%	0.47%	1.11%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits, and bargain purchase gain, net of transaction expenses, related to the Acquisition, net of tax	11.09%	11.08%	11.23%

The following table presents a reconciliation of the calculation of net interest margin, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Fiscal 2011 Acquisition and the Peoples Acquisition:

	For the twelve months ended
	June 30, 2015	June 30, 2014	June 30, 2013

Net interest margin	3.92%	3.81%	4.02%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	0.20%	0.08%	0.19%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Acquisition	3.72%	3.73%	3.83%

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

Loans are considered impaired if, based on current information and events, it is probable that Southern Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral for collateral-dependent loans. If the loan is not collateral-dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. In measuring the fair value of the collateral, management uses the assumptions (i.e., discount rates) and methodologies (i.e., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Impairment identified through this evaluation process is a component of the allowance for loan losses. If a loan is not considered impaired, it is grouped together with loans having similar characteristics (i.e., the same risk grade), and an allowance for loan losses is based upon a quantitative factor (historical average charge-offs for similar loans over the past one to five years), and qualitative factors such as qualitative factors such as changes in lending policies; national, regional, and local economic conditions; changes in mix and volume of portfolio; experience, ability, and depth of lending management and staff; entry to new markets; levels and trends of delinquent, nonaccrual, special mention, and classified loans; concentrations of credit; changes in collateral values; agricultural economic conditions; and regulatory risk. For portfolio loans that are evaluated for impairment as part of homogenous pools, an allowance is maintained based upon similar quantitative and qualitative factors. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for losses on loans.

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2015, with total assets increasing $278.6 million, or 27.3%, to $1.3 billion at June 30, 2015, as compared to $1.0 billion at June 30, 2014. Balance sheet growth was primarily due to the August 2014 Peoples Acquisition, as well as organic loan growth. Balance sheet growth was funded primarily with acquired deposit balances and organic deposit growth.

Cash and equivalents. Cash equivalents and time deposits were up $2.1 million, or 12.9%, as compared to June 30, 2014, due primarily to the Peoples Acquisition.

Loans. Loans, net of the allowance for loan losses, increased $252.1 million, or 31.5%, to $1.1 billion at June 30, 2015, as compared to $801.1 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included the acquisition of $190.4 million in loans, at fair value. Including acquired loans, the increase in balances occurred mainly in the commercial real estate loan, residential real estate loan, and commercial loan portfolios.

Allowance for Loan Losses. The allowance for loan losses increased $3.0 million, or 32.8%, to $12.3 million at June 30, 2015, from $9.3 million at June 30, 2014. The allowance represented 1.15% of gross loans receivable at June 30, 2015, as compared to 1.14% of gross loans receivable at June 30, 2014. The small increase in the allowance as a percentage of gross loans receivable was attributable to provisioning for loan losses at a higher rate than net charge-offs, mostly offset by the addition of loans subject to purchase accounting resulting from the Peoples Acquisition. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2015 and 2014.

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

The following table sets forth the Company's historical net charge offs as of June 30, 2015:

	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.02%	0.06%
Construction	0.00	0.03
Commercial	(0.01)	0.06
Consumer loans	0.35	0.16
Commercial loans	0.03	0.32

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2015, these qualitative factors included:

•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2015	June 30, 2014
Real estate loans:
Residential	0.76%	0.78%
Construction	1.90	1.67
Commercial	1.33	1.33
Consumer loans	1.42	1.39
Commercial loans	1.38	1.29

At June 30, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $10.8 million, as compared to $8.6 million at June 30, 2014. The general increase in qualitative factors related to construction, consumer, and commercial lending was attributable to significant loan growth, including growth in markets where the Company has less historical data, while qualitative factors related to residential lending decreased slightly as a result of improving occupancy rates in non-owner occupied properties including multi-family properties.

Investments. The available-for-sale (AFS) investment portfolio decreased $629,000, or 0.5%, to $129.6 million at June 30, 2015, as compared to $130.2 million at June 30, 2014. The decrease was the result of AFS securities sold, repaid, and matured, mostly offset by securities obtained in the Peoples Acquisition, consisting primarily of MBS.

Premises and Equipment. Premises and equipment increased $17.3 million, or 76.8%, to $39.7 million at June 30, 2015, as compared to $22.5 million at June 30, 2014. The increase was due primarily to premises and equipment obtained in the Peoples Acquisition, work in progress on a new corporate headquarters, and new space being finished for a leased office, and the purchase of software and equipment, partially offset by increases in accumulated depreciation.

BOLI. The Bank purchased "key person" life insurance policies on employees in fiscal 2003 and fiscal 2005 for original premiums totaling $6.0 million. In fiscal 2012, the Bank purchased additional "key person" life insurance policies for original premiums totaling $7.5 million. In fiscal 2014, the Bank acquired $2.1 million in additional "key person" life insurance as part of the Citizens State Bank acquisition.  At June 30, 2015, the cash surrender value of these policies had increased to $19.7 million.

Intangible Assets. Intangible assets generated through branch acquisitions in fiscal 2000 decreased by $255,000, to $51,000 as of June 30, 2015, and will continue to be amortized in accordance with ASC Topic 350. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000, which will not be amortized, but will be tested for impairment at least annually. The December 2010 assumption of deposits of the former First Southern Bank resulted in a $625,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The October 2013 acquisition of Ozarks Legacy resulted in goodwill of $1.5 million, which will not be amortized, but will be tested for impairment at least annually, and a $1.4 million core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The February 2014 acquisition of Citizens resulted in a $624,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The August 2014 Peoples Acquisition resulted in goodwill of $3.0 million, which will not be amortized, but will be tested for impairment at least annually, and a $3.0 million core deposit intangible, which is being amortized over a six-year period using the straight-line method.

Deposits. Deposits increased $269.4 million, or 34.3%, to $1.1 billion at June 30, 2015, as compared to $785.8 million at June 30, 2014. The increase was primarily attributable to the Peoples Acquisition, which included $222.2 million in deposits, at fair value. The increase consisted of certificates of deposit, interest-bearing transaction accounts, noninterest-bearing checking accounts, and money market deposit accounts. The average loan-to-deposit ratio for the fourth quarter of fiscal 2015 was 99.3%, as compared to 99.5% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $64.8 million at June 30, 2015, a decrease of $20.7 million, or 24.2%, as compared to $85.5 million at June 30, 2014. The decrease was attributable primarily to the repayment of overnight borrowings utilizing cash equivalents obtained in the Peoples Acquisition, the sale of AFS securities, and deposit growth, and was partially offset by the assumption of longer-term advances, totaling $16.0 million, at fair value, in the Peoples Acquisition. Securities sold under agreements to repurchase totaled $27.3 million at June 30, 2015, as compared to $25.6 million at June 30, 2014, an increase of 6.9%. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities mature in March 2034, have been redeemable since March 2009, and bear interest at a floating rate of three-month LIBOR plus 275 basis points.  In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.5 million at June 30, 2015 and 2014.  In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $4.9 million at June 30, 2015.

Stockholders' Equity. The Company's stockholders' equity increased $21.5 million, or 19.4%, to $132.6 million at June 30, 2015, from $111.1 million at June 30, 2014. The increase was due primarily to the issuance of shares of Company common stock in the Peoples Acquisition, as well as retention of net income and an increase in accumulated other comprehensive income, partially offset by dividends paid on common and preferred stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Net Income. The Company's net income available to common stockholders for the fiscal year ended June 30, 2015, was $13.5 million, an increase of $3.6 million, or 36.3%, from the $9.9 million available to common stockholders for the prior fiscal year. Before a dividend on preferred shares of $200,000, net income was $13.7 million for the 2015 fiscal year, as compared to $10.1 million in net income for the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2015 was $46.5 million, an increase of $13.5 million, or 41.1%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 36.9% increase in the average balance of interest-earning assets, primarily from the Peoples Acquisition, combined with an increase in the net interest margin, from 3.81% to 3.92%. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Fiscal 2011 Acquisition declined from $632,000 in fiscal 2014, to $288,000 in fiscal 2015. This component of net interest income contributed an additional two basis points to the net interest margin in fiscal 2015, as compared to seven basis points in fiscal 2014. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $2.1 million in fiscal 2015, with no comparable impact in the prior fiscal year. This component of net interest income contributed an additional 15 basis points to the net interest margin in fiscal 2015. The Company expects the impact of the fair value discount accretion to continue to decline over time, as the assets acquired at a discount continue to mature or prepay. Purchase accounting adjustments related to other acquisitions closed by the Company in recent periods have had a less significant impact on net interest income.

Interest Income. Interest income for fiscal 2015 was $55.3 million, an increase of $14.8 million, or 36.6%, when compared to the prior fiscal year. The increase was due to an increase of $319.4 million in the average balance of interest-earning assets, primarily from the Peoples Acquisition, partially offset by a one basis point decrease in the average yield earned on interest-earning assets, from 4.67% in fiscal 2014, to 4.66% in fiscal 2015.

Interest income on loans receivable for fiscal 2015 was $51.5 million, an increase of $14.0 million, or 37.2%, when compared to the prior fiscal year. The increase was due to a $280.5 million increase in the average balance of loans receivable, partially offset by a three basis point decrease in the average yield earned on loans receivable. Accretion of fair value discount on loans attributable to the Fiscal 2011 Acquisition declined from $598,000 in fiscal 2014 to $260,000 in fiscal 2015. Accretion of fair value discount on loans attributable to the Peoples Acquisition was $1.8 million in fiscal 2015, with no comparable impact in fiscal 2014.

Interest income on the investment portfolio and other interest-earning assets was $3.8 million for fiscal 2015, an increase of $867,000, or 29.7%, when compared to the prior fiscal year. The increase was due to a $38.9 million increase in the average balance of these assets, partially offset by a one basis point decrease in the average yield earned on these assets.

Interest Expense. Interest expense was $8.8 million for fiscal 2015, an increase of $1.3 million, or 17.1%, when compared to the prior fiscal year. The increase was due to the $269.4 million increase in the average balance of interest-bearing liabilities, partially offset by a 14 basis point decrease in the average rate paid on interest-bearing liabilities, from 0.99% in fiscal 2014 to 0.85% in fiscal 2015.

Interest expense on deposits was $6.9 million for fiscal 2015, an increase of $896,000, or 15.0%, when compared to the prior fiscal year. The increase was due to the $241.9 million increase in the average balance of interest-bearing deposits, partially offset by a 14 basis point decrease in the average rate paid on deposits outstanding, reflecting the repricing of deposits at lower market rates.

Interest expense on FHLB advances was $1.3 million for fiscal 2015, an increase of $192,000, or 17.7%, when compared to the prior fiscal year. The increase was due to a $21.5 million increase in the average balance of FHLB advances, partially offset by a 25 basis point decrease in the average rate paid on the advances.

Provision for Loan Losses. A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable loan losses based on prior loss experience, type and amount of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Management also considers other factors relating to the collectability of the loan portfolio.

The provision for loan losses was $3.2 million for fiscal 2015, compared to $1.6 million for the prior fiscal year. The increase in provision was attributed to management's analysis of the loan portfolio. The analysis noted increased balances of loans subject to allowance methodology, as acquired loan balances initially subject to purchase accounting are replaced over time. In fiscal 2015, net charge offs were $146,000, compared to $773,000 for the prior fiscal year. At June 30, 2015, classified loans totaled $14.8 million, or 1.39% of gross loans, as compared to $7.0 million, or 0.87% of gross loans, at June 30, 2014. Classified loans were comprised primarily of commercial and residential real estate. At June 30, 2015, classified loans included $4.3 million in purchased credit impaired loans obtained in the Peoples Acquisition. All loans so designated were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial businesses and commercial and agricultural real estate, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2015, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $8.7 million for fiscal 2015, an increase of $2.5 million, or 41.2%, when compared to the prior fiscal year.  The increase was attributed primarily to bank card interchange income, deposit account service charges, loan late charges, loan servicing fees and other loan fees, and gains realized on secondary market loan originations, partially offset by lower gains on sales of AFS securities. Generally, higher noninterest income levels are the result of additional deposit and loan relationships served by the Company as a result of the Fiscal 2014 Acquisitions and the Peoples Acquisition, which closed in the first quarter of fiscal 2015. Additionally, the Company is realizing benefits from a December increase in the Bank's NSF fee and the Bank's new debit card processing contract, which was entered into at the beginning fiscal 2015.

Noninterest Expense. Noninterest expense was $32.3 million for fiscal 2015, an increase of $8.6 million, or 36.5%, when compared to the prior fiscal year. In total, the increases in noninterest expense were attributable to employee compensation and benefits, occupancy, amortization of core deposit intangibles, advertising, and other expenses, partially offset by declines in legal and professional fees, and bankcard network expense.  Generally, higher noninterest expense levels are the result of growth in the Company's locations and employee count, as a result of the Fiscal 2014 Acquisitions and the Peoples Acquisition, which closed in the first quarter of fiscal 2015. Fiscal 2015 results included $508,000 in merger-related charges, compared to $1.2 million in such charges recognized in fiscal 2014. Additionally, during fiscal 2014, the Company incurred a charge of $376,000 for liquidated damages resulting from the early termination of its debit card processing contract.

Provision for Income Taxes. The Company recorded an income tax provision of $6.1 million for fiscal 2015, an increase of $2.3 million as compared to the $3.7 million expensed for fiscal 2014. The effective tax rate for fiscal 2015 was 30.7%, as compared to 27.1% for fiscal 2014. The increase in the effective tax rate was attributable primarily to an increase in pre-tax income and average assets, without corresponding increases in tax-advantaged income and investments, as well as an increase in non-deductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Net Income. The Company's net income available to common stockholders for the fiscal year ended June 30, 2014, was $9.9 million, an increase of $159,000, or 1.6%, from the $9.7 million available to common stockholders for the prior fiscal year. Before an effective dividend on preferred shares of $200,000, net income was $10.1 million for the 2014 fiscal year, unchanged from the $10.1 million in net income for the prior fiscal year. Exclusive of fair value discount accretion on acquired loans and amortization of fair value premium on acquired time deposits related to the Fiscal 2011 Acquisition, net of tax, net income available to common stockholders for fiscal 2014 was $9.7 million, as compared to $8.8 million for fiscal 2013.

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

Provision for Loan Losses. A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable loan losses based on prior loss experience, type and amount of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Management also considers other factors relating to the collectability of the loan portfolio.

The provision for loan losses was $1.6 million for fiscal 2014, compared to $1.7 million for the prior fiscal year. The decrease in provision was attributed to management's analysis of the loan portfolio. The analysis noted reduced levels of net charge offs and nonperforming loans and stable levels of classified loans, partially offset by an increase in past due loans. In fiscal 2014, net charge offs were $773,000, compared to $822,000 for the prior fiscal year. At June 30, 2014, classified loans totaled $7.0 million, or 0.87% of gross loans, as compared to $5.5 million, or 0.84% of gross loans, at June 30, 2013. Classified loans were comprised primarily of commercial real estate loans, residential real estate loans, and commercial loans. All loans so designated were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial businesses and commercial and agricultural real estate, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2014, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

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

Noninterest Expense. Noninterest expense was $23.6 million for fiscal 2014, an increase of $6.1 million, or 35.0%, when compared to the prior fiscal year. Fiscal 2014 results included $1.2 million in merger-related charges related to the completed Fiscal 2014 Acquisitions and the pending acquisition of Peoples Service Company, with no corresponding charges in fiscal 2013. Additionally, the Company incurred a charge of $376,000 in fiscal 2014 due to the termination of its existing bank card processing contract. In total, the increases in noninterest expense were attributable to employee compensation and benefits, occupancy, legal and professional fees, bank card interchange expense, advertising, telecommunications, internet banking charges, and additional amortization of corer deposit intangibles resulting from the Fiscal 2014 Acquisitions. Compensation and benefits, occupancy, advertising, telecommunications, and internet banking charges were increased, in part, due to the Company's expanded footprint and customer base resulting from the Fiscal 2014 Acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

Southern Missouri's primary potential sources of funds include deposit growth, securities sold under agreements to repurchase, FHLB advances, amortization and prepayment of loan principal, investment maturities and sales, and ongoing operating results. While scheduled repayments on loans and securities as well as the maturity of short-term investments are a relatively predictable source of funding, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank's control, including general economic conditions and market competition. The Bank has relied on FHLB advances as a source for funding cash or liquidity needs.

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2015, the Bank had outstanding commitments to extend credit of $130.6 million (including $94.0 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $16.8 million at rates ranging from 2.95% to 10.50%, with a weighted-average rate of 4.56%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the year ended June 30, 2015, Southern Missouri increased deposits and securities sold under agreements to repurchase by $269.4 million and $1.8 million, respectively, and reduced FHLB advances by $20.7 million. During the prior year, Southern Missouri increased deposits and FHLB advances by $153.9 million and $61.0 million, respectively, and reduced securities sold under agreements to repurchase by $2.2 million. At June 30, 2015, the Bank had pledged $525.5 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $371.4 million, of which $64.0 million had been advanced, while none had been used for the issuance of letters of credit to secure public unit deposits. Subsequent to June 30, 2015, a determination by the FHLB regarding eligibility pursuant to a periodic mortgage collateral verification reduced the amount of available credit to $238.7 million, still well in excess of the amount advanced.  The Bank had also pledged $130.6 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve's discount window for available credit of approximately $87.5 million, as of June 30, 2015, none of which had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its multifamily residential real estate, home equity, or commercial business loans. In total, FHLB borrowings are generally limited to 35% of Bank assets, or approximately $453.6 million as most recently reported to the FHLB on June 30, 2015, which means that an amount up to $389.6 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Liquidity management is an ongoing responsibility of the Bank's management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2015, the Bank had $245.3 million in CDs maturing within one year and $680.5 million in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $207.4 million in CDs maturing within one year and $488.2 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2015, the Bank had $23.5 million in overnight advances from the FHLB, and $40.0 million in FHLB advances eligible for early redemption by the lender within one year.

REGULATORY CAPITAL

Federally insured financial institutions are required to maintain minimum levels of regulatory capital. Federal Reserve regulations establish capital requirements, including a tier 1 leverage (or core capital) requirement and risk-based capital requirements. The Federal Reserve is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

At June 30, 2015, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $136.7 million, $149.7 million and $136.7 million, respectively. The Bank's tier 1 capital represented 10.65% of total adjusted assets and 12.62% of total risk-weighted assets, while total risk-based capital was 13.82% of total risk-weighted assets, and tangible common equity capital was 12.62% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5%.

At June 30, 2015, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $141.2 million, $154.2 million and $107.0 million, respectively. The Company's tier 1 capital represented 10.98% of total adjusted assets and 13.02% of total risk-weighted assets, while total risk-based capital was 14.22% of total risk-weighted assets, and tangible common equity capital was 9.88% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%.

See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

IMPACT OF INFLATION

The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

The table on the following page sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years indicated. Nonaccrual loans are included in the net loan category.

The table also presents information with respect to the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities, or interest rate spread, which financial institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its net yield on interest-earning assets, which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

	Years Ended June 30,
(dollars in thousands)	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans (1)	$805,928	$40,485	5.02%	$572,409	$28,923	5.05%	$464,216	$25,907	5.58%
Other loans (1)	211,907	11,030	5.20	164,912	8,629	5.23	155,471	8,448	5.43
Total net loans	1,017,835	51,515	5.06	737,321	37,552	5.09	619,687	34,355	5.54
Mortgage-backed securities	76,980	1,674	2.17	42,948	943	2.20	17,159	341	1.99
Investment securities (2)	71,814	1,996	2.78	78,064	1,951	2.50	62,800	1,528	2.43
Other interest-earning assets	19,103	116	0.61	7,950	25	0.31	16,227	67	0.41
TOTAL INTEREST-
EARNING ASSETS (1)	1,185,732	55,301	4.66	866,283	40,471	4.67	715,873	36,291	5.07
Other noninterest-earning assets (3)	88,000	---	---	57,362	---	---	48,751	---	---
TOTAL ASSETS	$1,273,732	55,301	---	$923,645	40,471	---	$764,624	36,291	---
Interest-bearing liabilities:
Savings accounts	$115,751	384	0.33	$89,924	311	0.35	$84,191	421	0.50
NOW accounts	307,928	2,391	0.78	245,915	2,103	0.86	200,108	2,132	1.07
Money market accounts	75,860	180	0.24	25,469	73	0.29	21,275	124	0.58
Certificates of deposit	408,092	3,904	0.96	304,442	3,476	1.14	243,005	3,396	1.40
TOTAL INTEREST-
BEARING DEPOSITS	907,631	6,859	0.76	665,750	5,963	0.90	548,579	6,073	1.11
Borrowings:
Securities sold under
agreements to repurchase	25,443	117	0.46	24,492	132	0.53	27,359	202	0.74
FHLB advances	80,415	1,278	1.59	58,926	1,085	1.84	30,374	999	3.29
Junior subordinated debt	14,112	512	3.63	9,011	305	3.38	7,217	227	3.15
TOTAL INTEREST-
BEARING LIABILITIES	1,027,601	8,766	0.85	758,179	7,485	0.99	613,529	7,501	1.22
Noninterest-bearing
demand deposits	117,157	---	---	41,507	---	---	51,472	---	---
Other liabilities	1,074	---	---	18,373	---	---	836	---	---
TOTAL LIABILITIES	1,145,832	8,766	---	818,059	7,485	---	665,837	7,501	---
Stockholders' equity	127,900	---	---	105,586	---	---	98,787	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,273,732	8,766	---	$923,645	7,485	---	$764,624	7,501	---
Net interest income		$46,535			$32,985			$28,790
Interest rate spread (4)			3.81%			3.68%			3.85%
Net interest margin (5)			3.92%			3.81%			4.02%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	115.39%			114.26%			116.68%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2015	2015	2014	2013
Weighted-average yield on loan portfolio	4.87%	5.06%	5.09%	5.54%
Weighted-average yield on mortgage-backed securities	2.17	2.17	2.20	1.99
Weighted-average yield on investment securities (1)	2.83	2.78	2.45	2.43
Weighted-average yield on other interest-earning assets	0.38	0.61	0.31	0.41
Weighted-average yield on all interest-earning assets	4.57	4.66	4.67	5.07
Weighted-average rate paid on deposits	0.80	0.76	0.90	1.11
Weighted-average rate paid on securities sold under
agreements to repurchase	0.44	0.46	0.53	0.74
Weighted-average rate paid on FHLB advances	1.92	1.59	1.84	3.29
Weighted-average rate paid on subordinated debt	3.65	3.63	3.38	3.15
Weighted-average rate paid on all interest-bearing liabilities	0.87	0.85	0.99	1.22
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.71	3.81	3.68	3.85
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.83	3.92	3.81	4.02
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

	Years Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to				Years Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(234)	$14,287	$(90)	$13,963	$(2,789)	$6,517	$(532)	$3,196
Mortgage-backed securities	(9)	747	(7)	731	36	513	53	602
Investment securities (2)	217	(156)	(16)	45	44	371	8	423
Other interest-earning deposits	23	36	32	91	(15)	(34)	7	(42)
Total net change in income on
interest-earning assets	(3)	14,914	(81)	14,830	(2,724)	7,367	(464)	4,179
Interest-bearing liabilities:
Deposits	(809)	1,955	(250)	896	(1,259)	1,404	(255)	(110)
Securities sold under
agreements to repurchase	(17)	5	(3)	(15)	(55)	(21)	6	(70)
Subordinated debt	23	172	12	207	17	57	4	78
FHLB advances	(149)	396	(54)	193	(440)	939	(413)	86
Total net change in expense on
interest-bearing liabilities	(952)	2,528	(295)	1,281	(1,737)	2,379	(658)	(16)
Net change in net interest income	$949	$12,386	$214	$13,549	$(987)	$4,988	$(194)	$4,195
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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2015, fixed rate residential loan originations totaled $34.9 million (of which $16.6 million was originated for sale into the secondary market), compared to $32.7 million during the prior year (of which $15.5 million was originated for sale into the secondary market). At June 30, 2015, the fixed-rate residential loan portfolio totaled $137.4 million, with a weighted average maturity of 123 months, compared to $105.5 million with a weighted average maturity of 171 months at June 30, 2014. The Company originated $32.0 million in adjustable rate residential loans during the fiscal year ended June 30, 2015, compared to $31.9 million during the prior fiscal year. At June 30, 2014, fixed rate loans with remaining maturities in excess of 10 years totaled $41.4 million, or 3.9%, of loans receivable, compared to $46.6 million, or 5.8%, of loans receivable, at June 30, 2013. The Company originated $189.2 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2015, compared to $113.0 million during the prior fiscal year. The Company also originated $48.4 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2015, compared to $68.3 million during the prior year. At June 30, 2015, adjustable-rate home equity lines of credit increased to $23.5 million, compared to $17.9 million as of June 30, 2014. At June 30, 2015, the Company's weighted average life of its investment portfolio was 4.0 years, compared to 5.0 years at June 30, 2014. At June 30, 2015, CDs with original terms of two years or more totaled $213.5 million, compared to $163.8 million at June 30, 2014.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2015 and 2014, management's estimates of the projected changes in net portfolio value in the event of 1%, 2% and 3%, instantaneous, permanent increases or decreases in market interest rates.

Computations in the table below are based on prospective effects of hypothetical changes in interest rates and are based on an internally generated model using the actual maturity and repricing schedules for Southern Bank's loans and deposits, adjusted by management's assumptions for prepayment rates and deposit runoff. Further, the computations do not consider any reactions that the Bank may undertake in response to changes in interest rates. These projected changes should not be relied upon as indicative of actual results in any of the aforementioned interest rate changes.

Management cannot accurately predict future interest rates or their effect on the Company's NPV and net interest income in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV and net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, most of Southern Bank's loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the foregoing table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

June 30, 2015
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(dollars in thousands)			(%)	(basis points)
+300 bp	$109,800	$(24,425)	(18)	8.67	-165
+200 bp	118,317	(15,908)	(12)	9.25	-106
+100 bp	125,745	(8,480)	(6)	9.75	-56
0 bp	134,226	---	---	10.32	---
-100 bp	143,417	9,192	7	10.92	61
-200 bp	153,515	19,289	14	11.58	127
-300 bp	163,386	29,160	22	12.22	190

June 30, 2014
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(dollars in thousands)			(%)	(basis points)
+300 bp	$93,966	$(20,788)	(18)	9.32	-177
+200 bp	101,125	(13,628)	(12)	9.95	-115
+100 bp	107,345	(7,409)	(6)	10.48	-62
0 bp	114,754	---	---	11.10	---
-100 bp	123,482	8,728	8	11.84	74
-200 bp	132,190	17,436	15	12.58	148
-300 bp	140,398	25,644	22	13.27	217

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. ("Company") as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2015.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern Missouri Bancorp, Inc.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

St. Louis, Missouri
September 14, 2015

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2015 AND 2014
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2015	2014
Assets
Cash and cash equivalents	$16,775	$14,932
Interest-bearing time deposits	1,944	1,655
Available for sale securities (Note 2)	129,593	130,222
Stock in FHLB of Des Moines	4,127	4,569
Stock in Federal Reserve Bank of St. Louis	2,340	1,424
Loans receivable, net of allowance for loan losses of $12,298 and $9,259 at June 30, 2015 and June 30, 2014, respectively (Notes 3 and 4)	1,053,146	801,056
Accrued interest receivable	5,168	4,402
Premises and equipment, net (Note 5)	39,726	22,467
Bank owned life insurance – cash surrender value	19,692	19,123
Goodwill	4,556	1,600
Intangible assets, net	4,201	2,335
Prepaid expenses and other assets	18,796	17,637
TOTAL ASSETS	$1,300,064	$1,021,422

Liabilities and Stockholders' Equity
Deposits (Note 6)	$1,055,242	$785,801
Securities sold under agreements to repurchase (Note 7)	27,332	25,561
Advances from FHLB of Des Moines (Note 8)	64,794	85,472
Accounts payable and other liabilities	4,618	3,181
Accrued interest payable	777	569
Subordinated debt (Note 9)	14,658	9,727
TOTAL LIABILITIES	1,167,421	910,311

Commitments and contingencies (Note 15)	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2015 and 2014	20,000	20,000
Common stock, $.01 par value; 10,000,000 and 8,000,000 shares, respectively, authorized; 7,419,666 and 3,340,440 shares, respectively, issued at June 30, 2015 and June 30, 2014	74	33
Warrants to acquire common stock	-	177
Additional paid-in capital	33,948	23,504
Retained earnings	77,760	66,809
Accumulated other comprehensive income	861	588
TOTAL STOCKHOLDERS' EQUITY	132,643	111,111
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,300,064	$1,021,422

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2015	2014	2013
Interest Income:
Loans	$51,515	$37,552	$34,355
Investment securities	1,996	1,951	1,528
Mortgage-backed securities	1,674	943	341
Other interest-earning assets	116	25	67
TOTAL INTEREST INCOME	55,301	40,471	36,291
Interest Expense:
Deposits	6,859	5,963	6,073
Securities sold under agreements to repurchase	117	132	202
Advances from FHLB of Des Moines	1,278	1,085	999
Subordinated debt	512	305	227
TOTAL INTEREST EXPENSE	8,766	7,485	7,501
NET INTEREST INCOME	46,535	32,986	28,790
Provision for loan losses (Note 3)	3,185	1,646	1,716
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,350	31,340	27,074
Noninterest income:
Deposit account charges and related fees	3,456	2,616	1,873
Bank card interchange income	2,294	1,433	1,185
Loan late charges	401	241	240
Loan servicing fees	143	41	-
Other loan fees	720	443	290
Net realized gains on sale of loans	656	503	303
Net realized gains on sale of AFS securities	6	116	-
Earnings on bank owned life insurance	569	540	510
Other income	414	199	67
TOTAL NONINTEREST INCOME	8,659	6,132	4,468
Noninterest expense:
Compensation and benefits	17,828	12,265	10,136
Occupancy and equipment, net	5,879	3,846	2,817
Deposit insurance premiums	686	462	378
Legal and professional fees	897	1,524	477
Advertising	904	520	313
Postage and office supplies	577	568	470
Intangible amortization	1,253	674	417
Bank card network fees	1,019	1,114	567
Other operating expense	3,242	2,673	1,946
TOTAL NONINTEREST EXPENSE	32,285	23,646	17,521
INCOME BEFORE INCOME TAXES	19,724	13,826	14,021
Income Taxes (Note 11)
Current	6,586	4,353	3,724
Deferred	(530)	(608)	230
	6,056	3,745	3,954
NET INCOME	$13,668	$10,081	$10,067
Less: dividend on preferred shares	200	200	345
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,468	$9,881	$9,722

Basic earnings per share available to common stockholders	$1.84	$1.49	$1.48
Diluted earnings per share available to common stockholders	$1.79	$1.45	$1.44
Dividends paid	$0.34	$0.32	$0.30

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
Southern Missouri Bancorp, Inc.

	2015	2014	2013
(dollars in thousands)
NET INCOME	$13,668	$10,081	$10,067
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	512	1,054	(1,420)
Less: reclassification adjustment for realized gains included in net income	6	116	-
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(58)	291	16
Defined benefit pension plan net (loss) gain	(14)	(12)	6
Tax (expense) benefit	(161)	(450)	519
Total other comprehensive income (loss)	273	767	(879)
COMPREHENSIVE INCOME	$13,941	$10,848	$9,188

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY <
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
Southern Missouri Bancorp, Inc.

			Warrants				Accumulated
			to Acquire	Additional			Other	Total
	Preferred	Common	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	Stock	Income	Equity
BALANCE AS OF JUNE 30, 2012	$20,000	$33	$177	$22,479	$51,365	$(26)	$700	$94,728
Net Income					10,067			10,067
Change in unrealized gain on available for sale securities							(884)	(884)
Defined benefit pension plan net gain							5	5
Dividends paid on common stock ($.30 per share )					(1,975)			(1,975)
Dividends paid on preferred stock					(411)			(411)
Stock option expense				14				14
Stock grant expense				172				172
Tax benefit of stock grants				13				13
Exercise of stock options				74		26		100
BALANCE AS OF JUNE 30, 2013	$20,000	$33	$177	$22,752	$59,046	$-	$(179)	$101,829
Net Income					10,081		-	10,081
Change in unrealized gain on available for sale securities							775	775
Defined benefit pension plan net gain (loss)							(8)	(8)
Dividends paid on common stock ($.32 per share )					(2,118)			(2,118)
Dividends paid on preferred stock					(200)			(200)
Stock option expense				13				13
Stock grant expense				172				172
Tax benefit of stock grants				43				43
Exercise of stock options				524				524
BALANCE AS OF JUNE 30, 2014	$20,000	$33	$177	$23,504	$66,809	$-	$588	$111,111
Net Income					13,668			13,668
Change in unrealized gain on available for sale securities							282	282
Defined benefit pension plan net gain							(9)	(9)
Dividends paid on common stock ($.34 per share )					(2,517)			(2,517)
Dividends paid on preferred stock					(200)			(200)
Stock option expense				15				15
Stock grant expense				275				275
Tax benefit of stock grants				54				54
Exercise of stock options				332				332
Repurchase of warrants to acquire common stock			(177)	(2,523)				(2,700)
Common stock issued		4		12,328				12,332
Two-for-one common stock split in the form of a 100% common stock dividend		37		(37)				-
BALANCE AS OF JUNE 30, 2015	$20,000	$74	$-	$33,948	$77,760	$-	$861	$132,643

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
NET INCOME	$13,668	$10,081	$10,067
Items not requiring (providing) cash:
Depreciation	1,988	1,511	1,151
Loss on disposal of fixed assets	-	-	101
Stock option and stock grant expense	344	228	199
Loss on sale of foreclosed assets	55	31	69
Amortization of intangible assets	1,253	674	417
Amortization of purchase accounting adjustments	(2,527)	(6)	-
Increase in cash surrender value of bank owned life insurance	(569)	(540)	(510)
Provision for loan losses and off-balance sheet credit exposures	3,185	1,646	1,716
Gains realized on sale of AFS securities	(6)	(116)	-
Net amortization of premiums and discounts on securities	897	1,047	608
Originations of loans held for sale	(16,557)	(15,475)	(7,669)
Proceeds from sales of loans held for sale	17,264	15,723	7,405
Gain on sales of loans held for sale	(656)	(503)	(303)
Changes in:
Accrued interest receivable	(133)	250	(275)
Prepaid expenses and other assets	1,453	459	1,383
Accounts payable and other liabilities	659	(601)	762
Deferred income taxes	(530)	(608)	230
Accrued interest payable	130	(459)	(97)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,918	13,342	15,254

Cash flows from investing activities:
Net increase in loans	(64,354)	(104,088)	(68,738)
Net change in interest-bearing deposits	9,661	-	293
Proceeds from maturities of available for sale securities	19,923	13,041	33,199
Proceeds from sales of available for sale securities	14,021	38,050	-
Net redemptions (purchases) of Federal Home Loan Bank stock	1,370	(2,254)	12
Net purchases of Federal Reserve Bank of Saint Louis stock	(916)	(419)	(3)
Purchases of available-for-sale securities	(2,551)	(16,780)	(40,087)
Purchases of premises and equipment	(7,476)	(5,681)	(7,557)
Net cash received in (paid for) acquisitions	3,221	(5,585)	-
Investments in state & federal tax credits	-	(3,588)	(2,744)
Proceeds from sale of fixed assets	14	849	136
Proceeds from sale of foreclosed assets	790	944	2,178
NET CASH USED IN INVESTING ACTIVITIES	(26,297)	(85,511)	(83,311)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	50,677	20,943	6,638
Net (decrease) increase in certificates of deposits	(2,741)	91	40,927
Net increase (decrease) in securities sold under agreements to repurchase	1,771	(3,327)	2,146
Proceeds from Federal Home Loan Bank advances	335,560	311,335	92,285
Repayments of Federal Home Loan Bank advances	(371,960)	(252,935)	(92,285)
Redemption of common stock warrants	(2,700)	-	-
Exercise of stock options	332	524	101
Dividends paid on preferred stock	(200)	(200)	(412)
Dividends paid on common stock	(2,517)	(2,119)	(1,975)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,222	74,312	47,425

Increase (decrease) in cash and cash equivalents	1,843	2,143	(20,632)
Cash and cash equivalents at beginning of period	14,932	12,789	33,421
Cash and cash equivalents at end of period	$16,775	$14,932	$12,789

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,317	$418	$3,691
Conversion of foreclosed real estate to loans	58	338	68
Conversion of loans to repossessed assets	128	79	265

Cash paid during the period for:
Interest (net of interest credited)	$2,634	$2,998	$2,505
Income taxes	4,429	3,513	2,736

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.6 million and $8.6 million at June 30, 2015 and 2014, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits. Interest-bearing deposits in banks mature within eight years and are carried at cost.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  As a result of this guidance, the Company's consolidated balance sheet for the dates presented reflects the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

The allowance for losses on loans represents management's best estimate of losses probable in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management's analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans, and the results of regulatory examinations.

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

Intangible Assets. The Company's intangible assets at June 30, 2015 included gross core deposit intangibles of $5.9 million with $1.9 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $157,000. At June 30, 2014, the Company's intangible assets included gross core deposit intangibles of $2.9 million with $875,000 accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.5 million, and FHLB mortgage servicing rights of $38,000.   The Company's core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $1.0 million in fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the management's judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Outside Directors' Retirement. The Bank adopted a directors' retirement plan in April 1994 for outside directors. The directors' retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board, whether before or after the reorganization date.

In the event that the participant dies before collecting any or all of the benefits, the Bank shall pay the participant's beneficiary. No benefits shall be payable to anyone other than the beneficiary, and shall terminate on the death of the beneficiary.

Stock Options. Compensation cost is measured based on the grant-date fair value of the equity instruments issued, and recognized over the vesting period during which an employee provides service in exchange for the award.

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options and warrants) outstanding during each year.  All per share data has been restated to reflect the two-for-one common stock split in the form of a 100% common stock dividend paid on January 30, 2015.

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

Reclassification. Certain amounts included in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on net income.

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

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure," to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$14,924	$49	$(159)	$14,814
Obligations of states and political subdivisions	40,641	1,473	(93)	42,021
Other securities	3,189	184	(669)	2,704
TOTAL DEBT AND EQUITY SECURITIES	58,754	1,706	(921)	59,539

Mortgage-backed securities:
FHLMC certificates	24,371	228	(13)	24,586
GNMA certificates	2,230	18	-	2,248
FNMA certificates	32,391	282	(5)	32,668
CMOs issues by government agencies	10,491	69	(8)	10,552
TOTAL MORTGAGE-BACKED SECURITIES	69,483	597	(26)	70,054
TOTAL	$128,237	$2,303	$(947)	$129,593

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$24,607	$21	$(554)	$24,074
Obligations of states and political subdivisions	43,632	1,856	(131)	45,357
Other securities	3,294	264	(918)	2,640
TOTAL DEBT AND EQUITY SECURITIES	71,533	2,141	(1,603)	72,071

Mortgage-backed securities:
FHLMC certificates	14,008	198	(18)	14,188
GNMA certificates	4,228	25	(4)	4,249
FNMA certificates	26,470	314	-	26,784
CMOs issues by government agencies	13,074	41	(185)	12,930
TOTAL MORTGAGE-BACKED SECURITIES	57,780	578	(207)	58,151
TOTAL	$129,313	$2,719	$(1,810)	$130,222

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
		Estimated
	Amortized	Fair
(dollars in thousands)	Cost	Value

Within one year	$1,921	$1,926
After one year but less than five years	15,532	15,572
After five years but less than ten years	16,126	16,433
After ten years	25,175	25,608
Total investment securities	58,754	59,539
Mortgage-backed securities	69,483	70,054
Total investments and mortgage-backed securities	$128,237	$129,593

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $112.6 million and $81.9 million at June 30, 2015 and 2014, respectively.

A gain of $6,228 and $116,164 was recognized from sales of available-for-sale securities in 2015 and 2014 respectively.  There were no sales in 2013.

With the exception of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at June 30, 2015.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015, was $23.2 million, which is approximately 17.9% of the Company's available for sale investment portfolio, as compared to $39.5 million or approximately 30.3% of the Company's available for sale investment portfolio at June 30, 2014.   Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and 2014.

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$2,970	$28	$6,862	$131	$9,832	$159
Obligations of state and political subdivisions	3,872	59	1,507	34	5,379	93
Other securities	-	-	1,206	669	1,206	669
Mortgage-backed securities	6,787	26	-	-	6,787	26
Total investments and mortgage-backed securities	$13,629	$113	$9,575	$834	$23,204	$947

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$2,676	$26	$18,451	$528	$21,127	$554
Obligations of state and political subdivisions	1,863	3	4,938	128	6,801	131
Other securities	476	2	532	916	1,008	918
Mortgage-backed securities	8,882	77	1,649	130	10,531	207
Total investments and mortgage-backed securities	$13,897	$108	$25,570	$1,702	$39,467	$1,810

The unrealized losses on the Company's investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Other securities. At June 30, 2015, there were three pooled trust preferred securities with an estimated fair value of $770,000 and unrealized losses of $662,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The June 30, 2015, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1%; no recoveries on issuers currently in default; recoveries of zero to 67 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the

Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

For the last of these three securities, the Company is receiving PIK, in lieu of cash interest. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers included in the pool to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary bank. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For this security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of less than one year. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2015.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of June 30, 2015, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of June 30, 2015, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2015 and 2014.

	Accumulated Credit Losses
	Twelve-Month Period Ended
(dollars in thousands)	June 30,
	2015	2014
Credit losses on debt securities held
Beginning of period	$375	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(10)	-
End of period	$365	$375

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2015	June 30, 2014
Real Estate Loans:
Residential	$377,465	$303,901
Construction	69,204	40,738
Commercial	404,720	308,520
Consumer loans	46,770	35,223
Commercial loans	191,886	141,072
	1,090,045	829,454
Loans in process	(24,688)	(19,261)
Deferred loan fees, net	87	122
Allowance for loan losses	(12,298)	(9,259)
Total loans	$1,053,146	$801,056

The Company's lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Company has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the states of Missouri and Arkansas.

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company's primary lending area but made to borrowers who operate within the primary market area.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate "floor" and "ceiling" in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company's primary lending area, however, the property may be located outside our primary lending area.  Approximately $73.9 million of our $404.7 million in commercial real estate loans are secured by properties located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At June 30, 2015, construction loans outstanding included 49 loans, totaling $8.2 million, for which a modification had been agreed to; At June 30, 2014, construction loans outstanding included 31 loans, totaling $13.1 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2015 and 2014, and activity in the allowance for loan losses for the fiscal years ended June 30, 2015, 2014, and 2013.

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2015	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	400	544	775	334	1,132	3,185
Losses charged off	(54)	-	(9)	(128)	(50)	(241)
Recoveries	11	-	47	33	4	95
Balance, end of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$160	$160
Ending Balance: collectively evaluated for impairment	$2,819	$899	$4,956	$758	$2,706	$12,138
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$675	$675
Ending Balance: collectively evaluated for impairment	$374,186	$42,655	$394,028	$46,560	$190,128	$1,047,557
Ending Balance: loans acquired with deteriorated credit quality	$3,279	$1,861	$10,692	$210	$1,083	$17,125

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2014	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,810	$273	$3,602	$472	$2,229	$8,386
Provision charged to expense	805	82	635	89	35	1,646
Losses charged off	(169)	-	(95)	(59)	(579)	(902)
Recoveries	16	-	1	17	95	129
Balance, end of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,462	$355	$4,143	$519	$1,780	$9,259
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$302,111	$21,477	$307,253	$35,223	$140,957	$807,021
Ending Balance: loans acquired with deteriorated credit quality	$1,790	$-	$1,267	$-	$115	$3,172

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2013	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,636	$243	$2,985	$484	$2,144	$7,492
Provision charged to expense	472	65	1,034	19	126	1,716
Losses charged off	(302)	(35)	(422)	(47)	(49)	(855)
Recoveries	4	-	5	16	8	33
Balance, end of period	$1,810	$273	$3,602	$472	$2,229	$8,386

Management's opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The allowance for loan losses is maintained at a level that, in management's judgment, is adequate to cover probable credit losses inherent in the loan portfolio at the balance sheet date.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when an amount is determined to be uncollectible, based on management's analysis of expected cash flow (for non-collateral dependent loans) or collateral value (for collateral-dependent loans).  Subsequent recoveries, if any, are credited to the allowance.

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

Under the Company's allowance methodology, loans are first segmented into 1) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and installment loans, which are collectively evaluated for impairment, and 2) all other loans which are individually evaluated.  Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends.  The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge offs are most likely to have a significant impact on operations.

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

The Company considers, as the primary quantitative factor in its allowance methodology, average net charge offs over the most recent twelve-month period.  The Company also reviews average net charge offs over the most recent five-year period.

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2015 and 2014.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2015	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$372,797	$44,383	$392,063	$46,513	$188,784
Watch	1,155	-	4,636	72	119
Special Mention	-	-	-	-	-
Substandard	3,513	133	8,021	185	2,983
Doubtful	-	-	-	-	-
Total	$377,465	$44,516	$404,720	$46,770	$191,886

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2014	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$300,926	$21,477	$303,853	$35,046	$140,138
Watch	301	-	1,014	40	362
Special Mention	-	-	-	-	-
Substandard	2,674	-	3,653	137	572
Doubtful	-	-	-	-	-
Total	$303,901	$21,477	$308,520	$35,223	$141,072

The above amounts include purchased credit impaired loans.  At June 30, 2015, purchased credit impaired loans comprised $6.4 million of credits rated "Pass"; $4.0 million of credits rated "Watch", none rated "Special Mention", $6.7 million of credits rated "Substandard" and none rated "Doubtful".  At June 30, 2014, purchased credit impaired loans comprised $409,000 of credits rated "Pass"; none rated "Watch" or "Special Mention"; $2.7 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2015 and 2014.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

(dollars in thousands)	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
June 30, 2015	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,143	$1,645	$439	$3,227	$374,238	$377,465	$-
Construction	113	-	132	245	44,271	44,516	-
Commercial	350	246	34	630	404,090	404,720	-
Consumer loans	260	11	48	319	46,451	46,770	34
Commercial loans	375	127	30	532	191,354	191,886	11
Total loans	$2,241	$2,029	$683	$4,953	$1,060,404	$1,065,357	$45

(dollars in thousands)	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
June 30, 2014	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,119	$51	$451	$1,621	$302,280	$303,901	$106
Construction	65	-	-	65	21,412	21,477	-
Commercial	1,025	-	18	1,043	307,477	308,520	18
Consumer loans	204	30	34	268	34,955	35,223	6
Commercial loans	101	431	347	879	140,193	141,072	-
Total loans	$2,514	$512	$850	$3,876	$806,317	$810,193	$130

At June 30, 2015 and 2014, no purchased credit impaired loans were greater than 90 days past due.

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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2015 and 2014.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2015	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,552	$3,814	$-
Construction real estate	1,861	2,806	-
Commercial real estate	12,772	14,602	-
Consumer loans	245	241	-
Commercial loans	1,340	1,437	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	675	675	160
Total:
Residential real estate	$3,552	$3,814	$-
Construction real estate	$1,861	$2,806	$-
Commercial real estate	$12,772	$14,602	$-
Consumer loans	$245	$241	$-
Commercial loans	$2,015	$2,112	$160

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2014	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$1,790	$2,068	$-
Construction real estate	-	-	-
Commercial real estate	3,383	3,391	-
Consumer loans	-	-	-
Commercial loans	115	115	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$1,790	$2,068	$-
Construction real estate	$-	$-	$-
Commercial real estate	$3,383	$3,391	$-
Consumer loans	$-	$-	$-
Commercial loans	$115	$115	$-

The above amounts include purchased credit impaired loans.  At June 30, 2015, purchased credit impaired loans comprised of $17.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance, and $17.1 million of total impaired loans.  At June 30, 2014, purchased credit impaired loans comprised $3.2 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance, and $3.2 million of total impaired loans.  The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,417	$219
Construction Real Estate	1,902	142
Commercial Real Estate	9,651	737
Consumer Loans	159	12
Commercial Loans	904	69
Total Loans	$16,033	$1,179

	Fiscal 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,742	$197
Construction Real Estate	-	-
Commercial Real Estate	1,306	131
Consumer Loans	-	-
Commercial Loans	654	1
Total Loans	$3,702	$329

	Fiscal 2013
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,629	$375
Construction Real Estate	-	-
Commercial Real Estate	2,069	254
Consumer Loans	-	-
Commercial Loans	1,273	91
Total Loans	$4,971	$720

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2015, 2014, and 2013 was immaterial.

For the fiscal years ended June 30, 2015, 2014, and 2013, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $139,000, $164,000, and $391,000, respectively.

The following table presents the Company's nonaccrual loans at June 30, 2015 and 2014.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

(dollars in thousands)	June 30, 2015	June 30, 2014
Residential real estate	$2,202	$444
Construction real estate	133	-
Commercial real estate	1,271	673
Consumer loans	88	58
Commercial loans	63	91
Total loans	$3,757	$1,266
The above amounts include purchased credit impaired loans.  At June 30, 2015 and 2014, purchased credit impaired loans comprised $2.4 million and $0 of nonaccrual loans, respectively.

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

At June 30, 2015, and June 30, 2014, the Company had $4.7 million and $2.9 million, respectively, of commercial real estate loans, $602,000 and $1.8 million, respectively, of residential real estate loans, and $1.3 million and $125,000, respectively, of commercial loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2015, and June 30, 2014, were so classified due to interest rate concessions.  During Fiscal 2015, three commercial real estate loans totaling $1.7 million, two commercial loans totaling $1.2 million, and four residential real estate loans totaling $542,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2015 and June 30, 2014 segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2015		June 30, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$602	6	$1,790
Construction real estate	-	-	-	-
Commercial real estate	14	4,666	12	2,863
Consumer loans	-	-	-	-
Commercial loans	3	1,280	2	125
Total	24	$6,548	20	$4,778

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2015 and 2014, respectively:

	June 30,
(dollars in thousands)	2015	2014
Beginning Balance	$10,094	$10,318
Additions	3,925	4,806
Repayments	(4,147)	(5,030)
Change in related party	(450)	-
Ending Balance	$9,422	$10,094

NOTE 4: Accounting for Certain Loans Acquired in a Transfer
The Company acquired loans in transfers during the fiscal years ended June 30, 2011 and June 30, 2015. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2015 and June 30, 2014. The amount of these loans is shown below:

	June 30,
(dollars in thousands)	2015	2014
Residential real estate	$3,542	$2,068
Construction real estate	2,806	-
Commercial real estate	12,523	1,276
Consumer loans	207	-
Commercial loans	1,180	115
Outstanding balance	$20,258	$3,459
Carrying amount, net of fair value adjustment of $3,132 and $287 at June 30, 2015 and June 30, 2014, respectively	$17,126	$3,172

Accretable yield, or income expected to be collected, is as follows:

	June 30,
(dollars in thousands)	2015	2014
Balance at beginning of period	$380	$799
Additions	(4)	-
Accretion	(259)	(281)
Reclassification from nonaccretable difference	431	4
Disposals	-	(142)
Balance at end of period	$548	$380

During the fiscal years ended June 30, 2015 and 2014, the Company did not increase the allowance for the loan losses related to these purchased credit impaired loans.  During the same periods, allowance for loan losses of $0 and $57,489, respectively, was reversed.

NOTE 5:  Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2015	2014
Land	$9,848	$6,353
Buildings and improvements	26,393	18,308
Construction in progress	5,160	-
Furniture, fixtures, and equipment	11,006	8,504
Automobiles	98	76
	52,505	33,241
Less accumulated depreciation	12,779	10,774
	$39,726	$22,467

Construction in progress at June 30, 2015, includes projects to provide a new corporate headquarters office in Poplar Bluff, and to finish leased space in a new branch facility in Springfield to replace an existing leased branch.  The corporate headquarters is estimated at a cost of $11.2 million, of which $4.7 million has been paid through June 30, 2015, and is expected to be completed in March 2016.  The Springfield leased space is estimated at a cost of $1.4 million, of which $441,000 has been paid through June 30, 2015, and is expected to be completed in November, 2015.

NOTE 6:  Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2015	2014
Non-interest bearing accounts	$117,471	$68,113
NOW accounts	336,097	271,156
Money market deposit accounts	67,752	28,033
Savings accounts	131,884	95,327
TOTAL NON-MATURITY DEPOSITS	$653,204	$462,629
Certificates
0.00-.99%	234,845	182,970
1.00-1.99%	124,608	107,467
2.00-2.99%	30,613	19,113
3.00-3.99%	5,987	13,522
4.00-4.99%	-	100
5.00-5.99%	5,985	-
TOTAL CERTIFICATES	402,038	323,172
TOTAL DEPOSITS	$1,055,242	$785,801

The aggregate amount of deposits with a minimum denomination of $250,000 was $239.8 million and $171.7 million at June 30, 2015 and 2014, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2015 to June 30, 2016	$245,286
July 1, 2016 to June 30, 2017	67,285
July 1, 2017 to June 30, 2018	47,698
July 1, 2018 to June 30, 2019	13,058
July 1, 2019 to June 30, 2020	28,711
Thereafter	-
TOTAL	$402,038

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2015 and 2014 totaled approximately $1.6 million and $2.4 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days. The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

The market value of the securities underlying the agreements at June 30, 2015 and 2014, was $27.3 and $25.6 million, respectively.  The securities underlying the agreements consist of marketable securities, including U.S. Government and Federal Agency Obligations, Mortgage-Backed Securities, and Collateralized Mortgage Obligations. The securities sold under agreements to repurchase are under the Company's control.

	June 30,
(dollars in thousands)	2015	2014
Year-end balance	$27,332	$25,561
Average balance during the year	25,443	24,492
Maximum month-end balance during the year	28,198	26,897
Average interest during the year	0.46%	0.54%
Year-end interest rate	0.45%	0.50%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Call Date or		June 30,
	Quarterly	Interest	2015	2014
Maturity	Thereafter	Rate	(dollars in thousands)
08/31/15	8/31/2015	4.80%	$503	$523
11/29/16	8/31/2015	3.88%	5,000	5,000
11/29/16	8/31/2015	4.36%	5,000	5,000
09/28/17	9/28/2015	3.87%	5,303	-
11/20/17	8/20/2015	3.82%	3,000	3,000
11/27/17	8/27/2015	3.24%	5,248	-
11/29/17	8/31/2015	4.01%	2,500	2,500
01/08/18	7/08/2015	2.75%	5,203	-
08/13/18	8/12/2015	3.32%	537	549
08/14/18	8/14/2015	3.48%	4,000	4,000
08/14/18	8/14/2015	3.98%	5,000	5,000
Overnight		0.29%	23,500	-
Overnight		0.28%	-	59,900
		TOTAL	$64,794	$85,472
Weighted-average rate			2.46%	1.38%

In addition to the above advances, the Bank had an available line of credit amounting to $307.4 million and $195.8 million with the FHLB at June 30, 2015 and 2014, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank's line of credit, loans totaling $525.5 million and $396.4 million, respectively, were pledged to the FHLB at June 30, 2015 and 2014, respectively. The principal maturities of FHLB advances at June 30, 2015, are below:

June 30, 2015
FHLB Advance Maturities	(dollars in thousands)
July 1, 2015 to June 30, 2016	$24,003
July 1, 2016 to June 30, 2017	10,000
July 1, 2017 to June 30, 2018	21,254
July 1, 2018 to June 30, 2019	9,537
July 1, 2019 to June 30, 2020	-
July 1, 2020 to thereafter	-
TOTAL	$64,794

NOTE 9:  Subordinated Debt
Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2015, the current rate was 3.03%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp, Inc. used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.5 million at June 30, 2015, and June 30, 2014.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $4.9 million at June 30, 2015.

NOTE 10:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary have been accrued for the plan year ended June 30, 2015, based on financial performance for fiscal 2015.  Total 401(k) expense for fiscal 2015, 2014, and 2013 was $752,000, $485,000, and $446,000, respectively.  At June 30, 2015, 401(k) plan participants held approximately 448,000 shares of the Company's stock in the plan.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plan (MRP). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2012, the Bank granted 6,072 shares (split-adjusted) to employees.  The shares granted are in the form of restricted stock vested at the rate of 20% of such shares per year.  For fiscal 2015, 2014, and 2013, there were 1,214 shares vested each year.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate the MRP plan at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for fiscal 2015, 2014, and 2013, was $13,000 for each year.  At June 30, 2015, unvested compensation expense related to the MRP was approximately $26,000.

Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 132,000 shares (split-adjusted).  EIP shares are available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee has the power to set vesting requirements for each award under the EIP.  During fiscal 2012, the Company awarded 73,928 shares (split-adjusted), during fiscal 2014, the Company awarded 24,000 shares (split-adjusted), and during fiscal 2015, the Company awarded 8,000 shares (split-adjusted), all in the form of restricted stock, which will vest at the rate of 20% of such shares per year.  During fiscal 2015, 2014 and 2013, there were 21,186, 14,786, and 14,786 EIP shares (split-adjusted), respectively, vested each year.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate EIP awards at any time, and if it does so, any shares not allocated will revert to the Company. The EIP expense for fiscal 2015, 2014, and 2013 was $275,000, $202,000 and $159,000, respectively.  At June 30, 2015, unvested compensation expense related to the EIP was approximately $721,000.

Stock Option Plans. The Company adopted a stock option plan in October 2003.  Under the plan, the Company has granted options to purchase 242,000 shares (split-adjusted) to employees and directors, of which, options to purchase 128,000 shares (split-adjusted) have been exercised, options to purchase 45,000 shares (split-adjusted) have been forfeited, and 69,000 remain outstanding.  Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares.

As of June 30, 2015, there was $43,000 in remaining unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2015, was $729,000, and the aggregate intrinsic value of stock options exercisable at June 30, 2015, was $685,000. During fiscal 2015, options to purchase 41,000 shares were exercised. The intrinsic value of these options, based on the Company's closing stock price of $18.85, was $441,000. The intrinsic value of options vested in fiscal 2015, 2014, and 2013 was $115,000, $129,000, and $65,000, respectively.

Changes in options outstanding were as follows:

	2015		2014		2013
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$7.29	100,000	$7.42	168,800	$7.44	182,000
Granted	17.55	10,000	-	-	-	-
Exercised	8.10	(41,000)	7.62	(68,800)	7.62	(13,200)
Forfeited	-	-	-	-	-	-
Outstanding at year-end	$8.28	69,000	$7.29	100,000	$7.42	168,800
Options exercisable at year-end	$6.39	55,000	$7.10	86,000	$7.35	142,800

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal year 2015. (No options were granted in fiscal 2014 or 2013):

	2015	2014	2013
Assumptions:
Expected dividend yield	1.94%	-	-
Expected volatility	22.48%	-	-
Risk-free interest rate	2.46%	-	-
Weighted-average expected life (years)	10.00	-	-
Weighted average fair value of options granted during the year	$4.29	-	-

The table below summarizes information about stock options outstanding under the plan at June 30, 2015:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
2.4 mo.	5,000	$7.13	5,000	$7.13
40.6 mo.	10,000	6.08	10,000	6.08
54.6 mo.	40,000	6.38	40,000	6.38
76.7 mo.	4,000	11.18	-	11.18
110.3 mo.	10,000	17.55	-	17.55

NOTE 11:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:
(dollars in thousands)	June 30, 2015	June 30, 2014
Deferred tax assets:
Provision for losses on loans	$5,037	$3,696
Accrued compensation and benefits	538	450

Other-than-temporary impairment on available for sale securities	137	141
NOL carry forwards acquired	768	853
Minimum Tax Credit	130	130
Unrealized loss on other real estate	6	38
Other	319	-
Total deferred tax assets	6,935	5,308

Deferred tax liabilities:
FHLB stock dividends	39	157
Purchase accounting adjustments	1,985	1,533
Depreciation	992	767
Prepaid expenses	81	250
Unrealized gain on available for sale securities	502	336
Other	-	164
Total deferred tax liabilities	3,599	3,207

Net deferred tax (liability) asset	$3,336	$2,101

As of June 30, 2015, the Company had approximately $1.8 and $5.2 million in federal and state net operating loss carryforwards respectively which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to the utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	For the year ended June 30,
(dollars in thousands)	2015	2014	2013
Tax at statutory rate	$6,903	$4,701	$4,767
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(530)	(524)	(506)
State tax, net of Federal benefit	523	296	336
Cash surrender value of Bank-owned life insurance	(193)	(184)	(173)
Tax credit benefits	(364)	(391)	(342)
Other, net	(283)	(153)	(128)
Actual provision	$6,056	$3,745	$3,954

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

NOTE 12:  Accumulated Other Comprehensive Income

The components of AOCI, included in stockholders' equity, are as follows:

	June 30,
(dollars in thousands)	2015	2014
Net unrealized gain (loss) on securities available-for-sale	$1,200	$694
Net unrealized gain (loss) on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	156	214
Unrealized gain from defined benefit pension plan	11	25
	1,367	933
Tax effect	(506)	(345)
Net of tax amount	$861	$588

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2015 and 2014, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)	2015	2014	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gain (loss) on securities available-for-sale	$6	$116	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	(14)	(12)	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	(8)	104
Tax (benefit) expense	(3)	38	Provision for Income Tax
Total reclassification our of AOCI	$(5)	$66	Net Income

NOTE 13:  Stockholders' Equity and Regulatory Capital
The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards.  The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Furthermore, the Company and Bank's regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.  The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of June 30, 2015, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,171	14.22%	$86,708	8.00%	n/	a	n/	a
Southern Bank	149,744	13.82%	86,708	8.00%	108,384		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,168	13.02%	65,031	6.00%	n/	a	n/	a
Southern Bank	136,741	12.62%	65,031	6.00%	86,708		8.00%
Tier I Capital (to Average Assets)
Consolidated	141,168	10.98%	51,412	4.00%	n/	a	n/	a
Southern Bank	136,741	10.65%	51,362	4.00%	64,203		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	107,040	9.88%	57,838	4.50%	n/	a	n/	a
Southern Bank	136,741	12.62%	57,783	4.50%	83,464		6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$125,930	16.38%	$61,522	8.00%	n/	a	n/	a
Southern Bank	114,811	15.07%	60,968	8.00%	76,211		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,314	15.12%	30,762	4.00%	n/	a	n/	a
Southern Bank	105,281	13.81%	30,484	4.00%	45,726		6.00%
Tier I Capital (to Average Assets)
Consolidated	116,314	11.71%	39,743	4.00%	n/	a	n/	a
Southern Bank	105,281	10.69%	39,379	4.00%	49,224		5.00%

The Bank's ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2015, approximately $11.9 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

In July 2014, the Bank declared and paid to the Company a special dividend of $10.0 million to facilitate the Company's acquisition of Peoples Service Company.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank's level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QBSL.  The dividend rate for the quarter ended June 30, 2015, was 1%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, the holder of the SBLF Preferred Stock will have the right to appoint a representative as an observer on the Company's Board of Directors.  In the event that the Company misses six dividend payments, the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares.  As part of the 2008 TARP transaction, the Company had issued a ten-year warrant to Treasury to purchase 228,652 shares (split-adjusted) of the Company's common stock at an exercise price (split-adjusted) of $6.27 per share.  The Company repurchased the warrant on May 29, 2015, for $2.7 million. Immediately prior to repurchase, the warrant had been exercisable for the purchase of 231,891 shares (split-adjusted) at an exercise price of $6.18 per share.

NOTE 15:  Commitments and Credit Risk

Standby Letters of Credit. In the normal course of business, the Company issues various financial standby, performance standby, and commercial letters of credit for its customers. As consideration for the letters of credit, the institution charges letter of credit fees based on the face amount of the letters and the creditworthiness of the counterparties. These letters of credit are stand-alone agreements, and are unrelated to any obligation the depositor has to the Company.

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

The Company had total outstanding standby letters of credit amounting to $2.6 million at June 30, 2015, and $3.4 million at June 30, 2014, with terms ranging from 12 to 24 months. At June 30, 2015, the Company's deferred revenue under standby letters of credit agreements was nominal.

            Off-balance-sheet and Credit Risk. The Company's Consolidated Financial Statements do not reflect various financial instruments to extend credit to meet the financing needs of its customers.

These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on balance sheet instruments.

The Company had $130.6 million in commitments to extend credit at June 30, 2015, and $112.8 million at June 30, 2014.

At June 30, 2015, total commitments to originate fixed-rate loans with terms in excess of one year were $16.8 million at rates ranging from 2.95% to 10.50%, with a weighted-average rate of 4.56%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company's policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri and Arkansas.  Although the Company has a diversified portfolio, loans aggregating $435.0 million at June 30, 2015, are secured by single and multi-family residential real estate generally located in the Company's primary lending area.

NOTE 16:  Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2015	2014	2013
Net income	$13,668	$10,081	$10,067
Less: Effective dividend on preferred shares	200	200	345
Net income available to common stockholders	$13,468	$9,881	$9,722

Denominator for basic earnings per share -
Weighted-average shares outstanding	7,337,437	6,616,360	6,582,880
Effect of dilutive securities stock options	169,795	184,054	168,226
Denominator for diluted earnings per share	7,507,232	6,800,414	6,751,106

Basic earnings per share available to common stockholders	$1.84	$1.49	$1.48
Diluted earnings per share available to common stockholders	$1.79	$1.45	$1.44

NOTE 17: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiary, Peoples Bank of the Ozarks (Peoples), Nixa, Missouri. Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system. The Company acquired Peoples primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2015, the Company incurred $678,000 in third-party acquisition-related costs. Expenses totaling $528,000 are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2015, compared to $150,000 for the year ended June 30, 2014. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.

The following table summarizes the consideration paid for PSC and Peoples, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:
Peoples Service Company
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$12,094
Common stock, at fair value	12,331
Total consideration	$24,425

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and cash equivalents	$18,236
Interest bearing time deposits	9,950
Investment securities	31,257
Loans	190,445
Premises and equipment	11,785
Identifiable intangible assets	3,000
Miscellaneous other assets	4,045

Deposits	(221,887)
Advances from FHLB	(16,038)
Subordinated debt	(4,844)
Miscellaneous other liabilities	(1,558)
Notes Payable	(2,921)
Total identifiable net assets	21,470
Goodwill	$2,955

The following unaudited pro forma condensed financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period:
	For the year ended June 30,
	2015	2014
(dollars in thousands except per share data)
Interest income	$56,368	$52,734
Interest expense	8,864	8,907
Net interest income	47,504	43,827
Provision for loan losses	3,185	1,646
Noninterest income	8,774	7,449
Noninterest expense	34,066	33,159
Income before income taxes	19,027	16,471
Income taxes	5,982	4,743
Net income	13,045	11,728
Dividends on preferred shares	200	200
Net income available to common stockholders	$12,845	$11,528

Earnings per share
Basic	$1.72	$1.58
Diluted	$1.70	$1.61

Basic weighted average shares outstanding - split adjusted	7,469,027	7,308,146
Diluted weighted average shares outstanding - split adjusted	7,573,027	7,146,307

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

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and 2014:

	Fair Value Measurements at June 30, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$14,814	$-	$14,814	$-
State and political subdivisions	42,021	-	42,021	-
Other securities	2,704	-	2,478	226
Mortgage-backed GSE residential	70,054	-	70,054	-

	Fair Value Measurements at June 30, 2014, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$24,074	$-	$24,074	$-
State and political subdivisions	45,357	-	45,357	-
Other securities	2,640	-	2,507	133
Mortgage-backed GSE residential	58,151	-	58,151	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period year ended June 30, 2015.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the years ended June 30, 2015 and 2014:

(dollars in thousands)	2015	2014
Available-for-sale securities, beginning of period	$133	$73
Total unrealized gain (loss) included in comprehensive income	93	60
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$226	$133

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2015 and 2014:

	Fair Value Measurements at June 30, 2015, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$515	$-	$-	$515
Foreclosed and repossessed assets held for sale	4,504	-	-	4,504

Fair Value Measurements at June 30, 2014, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	2,977	-	-	2,977

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2015 and 2014:

(dollars in thousands)	2015	2014
Impaired loans (collateral dependent)	$(160)	$77
Foreclosed and repossessed assets held for sale	(92)	(264)
Total gains (losses) on assets measured on a non-recurring basis	$(252)	$(187)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company's $17.1 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding performing TDR's at June 30, 2015, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $16.1 million. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at June 30, 2015	Valuation technique	Unobservable inputs	Range of inputs applied		Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$226	Discounted cash flow	Discount rate Annual prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a		11.3% 1.0% 32.1% 6.1%
Nonrecurring Measurements
Impaired loans (collateral dependent)	$515	Internal valuation of closely-held stock	Discount to reflect realizable value	n/	a	28.7%
Foreclosed and repossessed assets	4,504	Third party appraisal	Marketability discount	0.0% - 76.0%		33.4%

(dollars in thousands)	Fair value at June 30, 2014	Valuation technique	Unobservable inputs	Range of inputs applied		Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$133	Discounted cash flow	Discount rate Prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a		15.6% 1.0% 38.8% 1.0%
Nonrecurring Measurements
Foreclosed and repossessed assets	2,977	Third party appraisal	Marketability discount	0.0% - 76.4%		14.9%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2015 and 2014:

	June 30, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,775	$16,775	$-	$-
Interest-bearing time deposits	1,944	-	1,944	-
Stock in FHLB	4,127	-	4,127	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,053,146	-	-	1,057,677
Accrued interest receivable	5,168	-	5,168	-
Financial liabilities
Deposits	1,055,242	653,294	-	401,820
Securities sold under agreements to repurchase	27,332	-	27,332	-
Advances from FHLB	64,794	23,500	42,870	-
Accrued interest payable	777	-	777	-
Subordinated debt	14,658	-	-	12,290
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2014
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$14,932	$14,932	$-	$-
Interest-bearing time deposits	1,655	-	1,655	-
Stock in FHLB	4,569	-	4,569	-
Stock in Federal Reserve Bank of St. Louis	1,424	-	1,424	-
Loans receivable, net	801,056	-	-	805,543
Accrued interest receivable	4,402	-	4,402	-
Financial liabilities
Deposits	785,801	462,629	-	323,512
Securities sold under agreements to repurchase	25,561	-	25,561	-
Advances from FHLB	85,472	59,900	27,714	-
Accrued interest payable	570	-	570	-
Subordinated debt	9,727	-	-	8,059
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

NOTE 20:  Condensed Parent Company Only Financial Statements
The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

		June 30
Condensed Balance Sheets	(dollars in thousands)	2015	2014
Assets
Cash and cash equivalents		$902	$5,700
Other assets		8,365	6,856
Investment in common stock of Bank		138,583	108,332
TOTAL ASSETS		$147,850	$120,888

Liabilities and Stockholder's Equity
Accrued expenses and other liabilities		$549	$50
Subordinated debt		14,658	9,727
TOTAL LIABILITIES		15,207	9,777
Stockholder's equity		132,643	111,111
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$147,850	$120,888

		Year ended June 30,
Condensed Statements of Income	(dollars in thousands)	2015	2014	2013
Interest income		$115	$255	$311
Interest expense		512	305	227
Net interest income (expense)		(397)	(50)	84
Dividends from Bank		13,200	3,000	3,000
Operating expenses		940	1,141	369
Income before income taxes and
equity in undistributed income of the Bank		11,863	1,809	2,715
Income tax benefit		463	444	107
Income before equity in undistributed
income of the Bank		12,326	2,253	2,822
Equity in undistributed income of the Bank		1,342	7,828	7,245
NET INCOME		$13,668	$10,081	$10,067
COMPREHENSIVE INCOME		$13,941	$10,848	$9,188

		Year ended June 30,
Condensed Statements of Cash Flow	(dollars in thousands)	2015	2014	2013
Cash Flows from operating activities:
Net income		$13,668	$10,081	$10,067
Changes in:
Equity in undistributed income of the Bank		(1,342)	(7,828)	(7,245)
Other adjustments, net		78	65	483
NET CASH PROVIDED BY OPERATING ACTIVITES		12,404	2,318	3,305

Cash flows from investing activities:
Proceeds from loan participations		2,593	3,913	215
Proceeds from sale of real estate		-	849	-
Purchases of premises and equipment		-	(3,257)	-
Investments in Bank subsidiaries		(11,774)	(11,988)	-
Retirement of debt in acquisitions		(2,936)	(692)	-
Investments in state and federal tax credits		-	(225)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(12,117)	(11,400)	215

Cash flows from financing activities:
Dividends on preferred stock		(200)	(200)	(412)
Dividends on common stock		(2,517)	(2,119)	(1,975)
Exercise of stock options		332	524	101
Redemption of common stock warrants		(2,700)	-	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(5,085)	(1,795)	(2,286)

Net increase (decrease) in cash and cash equivalents		(4,798)	(10,877)	1,234
Cash and cash equivalents at beginning of year		5,700	16,577	15,343
CASH AND CASH EQUIVALENTS AT END OF YEAR		$902	$5,700	$16,577

NOTE 21:  Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2015
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,219	$14,357	$13,909	$13,816
Interest expense	2,090	2,195	2,211	2,270

Net interest income	11,129	12,162	11,698	11,546

Provision for loan losses	827	862	837	659
Noninterest income	1,980	2,187	2,094	2,398
Noninterest expense	7,602	8,590	8,091	8,002
Income before income taxes	4,680	4,897	4,864	5,283
Income tax expense	1,381	1,460	1,497	1,718
NET INCOME	$3,299	$3,437	$3,367	$3,565

	June 30, 2014
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$9,165	$10,238	$10,316	$10,752
Interest expense	1,792	1,907	1,882	1,904

Net interest income	7,373	8,331	8,434	8,848

Provision for loan losses	500	295	253	598
Noninterest income	1,280	1,666	1,462	1,724
Noninterest expense	4,567	6,226	6,619	6,234
Income before income taxes	3,586	3,476	3,024	3,740
Income tax expense	1,023	957	781	984
NET INCOME	$2,563	$2,519	$2,243	$2,756

	June 30, 2013
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$9,362	$9,198	$8,756	$8,975
Interest expense	1,942	1,867	1,864	1,828

Net interest income	7,420	7,331	6,892	7,147

Provision for loan losses	611	462	228	415
Noninterest income	1,060	1,118	1,144	1,146
Noninterest expense	4,138	4,441	4,441	4,501
Income before income taxes	3,731	3,546	3,367	3,377
Income tax expense	1,141	1,065	901	847
NET INCOME	$2,590	$2,481	$2,466	$2,530

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of June 30, 2015, the Company's internal control over financial reporting was effective based on those criteria.

Date: September 14, 2015	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited Southern Missouri Bancorp, Inc.'s ("Company") internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated September 14, 2014 expressed an unqualified opinion thereon.

BKD, LLP

St. Louis, Missouri
September 14, 2015

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2015, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
            Section 16(a) of the Exchange Act and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2014, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2015, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Compliance

Information concerning Section 16(a) Compliance required by this item is incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of June 30, 2015, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	69,000	$ 8.28	199,278(1)
Equity Compensation Plans Not Approved By Security Holders	---	$ ---	---

	69,000	$ 8.28
________________
(1) Includes 28,072 shares which may be utilized for awards of restricted stock or restricted stock units under the Company's 2008 Equity Incentive Plan, and 171,206 shares which may be utilized for awards of stock options or stock appreciation rights under the Company's 2003 Stock Option Plan, as of June 30, 2015. Under the terms of the 2003 Stock Option Plan, the total number of shares available for awards under that plan is 200,000 (due to fiscal 2004 and fiscal 2015 two-for-one common stock splits in the form of 100% common stock dividends) plus (1) the number of shares of common stock repurchased by the registrant, in the open market or otherwise, with an aggregate price no greater than the cash proceeds received from the exercise of stock options granted under the 2003 Stock Option Plan, plus (2) any shares surrendered to the Company in payment of the exercise price of options granted under the 2003 Stock Option Plan.  The 171,206 shares remaining available for future awards under the 2003 Stock Option Plan, as of June 30, 2015, include the 3,000 shares remaining available under the 200,000 shares authorization and an additional 168,206 shares that became available as a result of stock repurchases by the Company since the adoption of the 2003 Stock Option Plan.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2015, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.   Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)            Financial Statements:

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2015 and 2014
Consolidated Statements of Income for the Years Ended June 30, 2015, 2014, and 2013
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the Years Ended June 30, 2015, 2014, and 2013
Notes to the Consolidated Financial Statements, June 30, 2015, 2014, and 2013

(a)(2)            Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)            Exhibits:

Regulation S-K Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(ii)
Amendment to Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 filed on November 17, 2014 and incorporated herein by reference)

3.1(iii)
Certificate of Designation for the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	2008 Equity Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	2.	2003 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	3.	1994 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)
	4.	Management Recognition and Development Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)
	5.	Employment Agreements
(i) Employment Agreement with Greg A. Steffens (files as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999)
	6.	Director's Retirement Agreements
(i) Director's Retirement Agreement with Samuel H. Smith (filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 and incorporated herein by reference)
(ii)
Director's Retirement Agreement with Sammy A. Schalk (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(iii)
Director's Retirement Agreement with Ronnie D. Black (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(iv)
Director's Retirement Agreement with L. Douglas Bagby (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(v)
Director's Retirement Agreement with Rebecca McLane Brooks (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(vi)
Director's Retirement Agreement with Charles R. Love (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(vii)
Director's Retirement Agreement with Charles R. Moffitt (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(viii)
Director's Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2008 and incorporated herein by reference)

(ix)
Director's Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's original Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and incorporated herein by reference)

	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangements for 2014
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated herein by reference)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101
The following financial statements from the Southern Missouri Bancorp, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 14, 2015	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens
	Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 14, 2015

By:	/s/ L. Douglas Bagby
	L. Douglas Bagby Vice Chairman and Director	September 14, 2015

By:	/s/ Ronnie D. Black
	Ronnie D. Black Secretary and Director	September 14, 2015

By:	/s/ Sammy A. Schalk
	Sammy A. Schalk Director	September 14, 2015

By:	/s/ Rebecca McLane Brooks
	Rebecca McLane Brooks Director	September 14, 2015

By:	/s/ Charles R. Love
	Charles R. Love Director	September 14, 2015

By:	/s/ Charles R. Moffitt
	Charles R. Moffitt Director	September 14, 2015

By:	/s/ Dennis C. Robison
	Dennis C. Robison Director	September 14, 2015

By:	/s/ David J. Tooley
	David J. Tooley Director	September 14, 2015

By:	/s/ Todd E. Hensley
	Todd E. Hensley Director	September 14, 2015

By:	/s/ Matthew T. Funke
	Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2015

Index to Exhibits

Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2015

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications