Form 10-Q
period 2015-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2015-11-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to _________

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2015
Common Stock, Par Value $.01	7,424,666 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND JUNE 30, 2015

	September 30, 2015	June 30, 2015
	(unaudited)
(dollars in thousands)
Cash and cash equivalents	$18,531	$16,775
Interest-bearing time deposits	1,719	1,944
Available for sale securities	127,485	129,593
Stock in FHLB of Des Moines	4,823	4,127
Stock in Federal Reserve Bank of St. Louis	2,340	2,340
Loans receivable, net of allowance for loan losses of $12,812 and $12,298 at September 30, 2015 and June 30, 2015, respectively	1,069,087	1,053,146
Accrued interest receivable	5,663	5,168
Premises and equipment, net	42,788	39,726
Bank owned life insurance – cash surrender value	19,836	19,692
Goodwill	4,556	4,556
Intangible assets, net	3,915	4,201
Prepaid expenses and other assets	19,050	18,796
Total assets	$1,319,793	$1,300,064

Deposits	$1,057,716	1,055,242
Securities sold under agreements to repurchase	24,429	27,332
Advances from FHLB of Des Moines	82,110	64,794
Accounts payable and other liabilities	4,285	4,618
Accrued interest payable	696	777
Subordinated debt	14,682	14,658
Total liabilities	1,183,918	1,167,421

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 20,000 shares issued and outstanding at September 30 and June 30, 2015	20,000	20,000

Common stock, $.01 par value; 10,000,000 shares authorized; 7,424,666 and 7,419,666 shares, respectively, issued at September 30, 2015 and June 30, 2015	74	74
Additional paid-in capital	34,019	33,948
Retained earnings	80,677	77,760
Accumulated other comprehensive income	1,105	861
Total stockholders' equity	135,875	132,643

Total liabilities and stockholders' equity	$1,319,793	$1,300,064

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands except per share data)	2015	2014

INTEREST INCOME:
Loans	$13,098	$12,225
Investment securities	495	544
Mortgage-backed securities	370	415
Other interest-earning assets	7	34
Total interest income	13,970	13,218
INTEREST EXPENSE:
Deposits	1,785	1,601
Securities sold under agreements to repurchase	29	28
Advances from FHLB of Des Moines	317	339
Subordinated debt	135	121
Total interest expense	2,266	2,089
NET INTEREST INCOME	11,704	11,129
PROVISION FOR LOAN LOSSES	618	827
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,086	10,302
NONINTEREST INCOME:
Deposit account charges and related fees	924	819
Bank card interchange income	636	503
Loan late charges	77	97
Loan servicing fees	35	15
Other loan fees	170	134
Net realized gains on sale of loans	133	178
Earnings on bank owned life insurance	145	143
Other income	82	91
Total noninterest income	2,202	1,980
NONINTEREST EXPENSE:
Compensation and benefits	4,323	4,145
Occupancy and equipment, net	1,665	1,357
Deposit insurance premiums	161	162
Legal and professional fees	126	263
Advertising	254	131
Postage and office supplies	159	128
Intangible amortization	310	292
Bank card network expense	253	276
Other operating expense	737	848
Total noninterest expense	7,988	7,602
INCOME BEFORE INCOME TAXES	5,300	4,680
INCOME TAXES	1,665	1,381
NET INCOME	$3,635	$3,299
Less: dividend on preferred shares	50	50
Net income available to common shareholders	$3,585	$3,249

Basic earnings per common share	$0.48	$0.46
Diluted earnings per common share	$0.48	$0.44
Dividends per common share	$0.090	$0.085

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)

	Three months ended
	September 30,
	2015	2014

(dollars in thousands)
Net income	$3,635	$3,299
Other comprehensive income:
Unrealized gains on securities available-for-sale	391	194
Unrealized (losses) gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(4)	1
Tax (expense)	(143)	(77)
Total other comprehensive income	244	118
Comprehensive income	$3,879	$3,417

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$3,635	$3,299
Items not requiring (providing) cash:
Depreciation	536	479
Gain on disposal of fixed assets	-	(4)
Stock option and stock grant expense	36	3
Amortization of intangible assets	310	292
Amortization of purchase accounting adjustments	(487)	(37)
Increase in cash surrender value of bank owned life insurance	(145)	(143)
(Gain) loss on sale of foreclosed assets	(5)	8
Provision for loan losses	618	827
Net amortization of premiums and discounts on securities	200	206
Originations of loans held for sale	(5,713)	(1,922)
Proceeds from sales of loans held for sale	5,413	2,207
Gain on sales of loans held for sale	(133)	(178)
Changes in:
Accrued interest receivable	(495)	(654)
Prepaid expenses and other assets	225	526
Accounts payable and other liabilities	(280)	(751)
Deferred income taxes	(538)	(1)
Accrued interest payable	(81)	28
Net cash provided by operating activities	3,096	4,185
Cash flows from investing activities:
Net increase in loans	(16,019)	(29,098)
Net change in interest-bearing deposits	225	4,477
Proceeds from maturities of available for sale securities	4,541	4,700
Net purchases of Federal Home Loan Bank stock	(696)	(263)
Purchases of available-for-sale securities	(2,247)	-
Purchases of premises and equipment	(3,598)	(642)
Net cash received in acquisitions	-	3,221
Investments in state & federal tax credits	(162)	-
Proceeds from sale of fixed assets	-	4
Proceeds from sale of foreclosed assets	266	269
Net cash used in investing activities	(17,690)	(17,332)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	8,697	2,226
Net (decrease) increase in certificates of deposits	(6,162)	11,748
Net decrease in securities sold under agreements to repurchase	(2,903)	(1,448)
Proceeds from Federal Home Loan Bank advances	88,500	91,860
Repayments of Federal Home Loan Bank advances	(71,100)	(84,560)
Exercise of stock options	36	77
Dividends paid on preferred stock	(50)	(50)
Dividends paid on common stock	(668)	(627)
Net cash provided by financing activities	16,350	19,226
Increase in cash and cash equivalents	1,756	6,079
Cash and cash equivalents at beginning of period	16,775	14,932
Cash and cash equivalents at end of period	$18,531	$21,011

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$135	$116
Conversion of loans to repossessed assets	123	10
Cash paid during the period for:
Interest (net of interest credited)	$730	$607
Income taxes	1,615	917

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2015, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.4 million and $6.6 million at

September 30 and June 30, 2015, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and the Federal Reserve Bank of St. Louis. Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

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

Intangible Assets.  The Company's intangible assets at September 30, 2015 included gross core deposit intangibles of $5.9 million with $2.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $181,000. At June 30, 2015, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $1.9 million accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $157,000.  The Company's core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $715,000  in the remainder of fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020 and $42,000 thereafter.
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

Incentive Plan. The Company accounts for its Management Recognition and Development Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company and is recorded as an adjustment to additional paid in capital

Outside Directors' Retirement. Southern Bank adopted a directors' retirement plan in April 1994 for outside directors. The directors' retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board.

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

Transfers Between Fair Value Hierarchy Levels.  Transfers in and out of Level 1 (quoted market prices), Level 2 (other significant observable inputs) and Level 3 (significant unobservable inputs) are recognized on the period ending date.

Reclassification. Certain amounts included in the consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, "Troubled Debt Restructurings by Creditors," to address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g., FHA, VA, HUD). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company did not experience a significant impact on its financial statements with the adoption of ASU 2014-14.

In May 2014, the FASB issued ASU 2014-09, revenue from Contracts with Customers (Topic 606).  The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards).  The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach.  In April 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09 and issued an exposure draft.  Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.  Early adoption would be permitted, but not before the original public entity effective date.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) – Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.  ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014.  In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  The Company did not experience a significant impact on its financial statements with the adoption of ASU 2014-11.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage-backed securities:
U.S. government-sponsored enterprises (GSEs)	$13,939	$54	$(53)	$13,940
State and political subdivisions	42,809	1,553	(48)	44,314
Other securities	3,170	177	(651)	2,696
Mortgage-backed: GSE residential	65,824	727	(16)	66,535
Total investments and mortgage-backed securities	$125,742	$2,511	$(768)	$127,485

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage-backed securities:
U.S. government-sponsored enterprises (GSEs)	$14,924	$49	$(159)	$14,814
State and political subdivisions	40,641	1,473	(93)	42,021
Other securities	3,189	184	(669)	2,704
Mortgage-backed GSE residential	69,483	597	(26)	70,054
Total investments and mortgage-backed securities	$128,237	$2,303	$(947)	$129,593

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2015
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Within one year	$1,920	$1,923
After one year but less than five years	14,917	15,015
After five years but less than ten years	16,107	16,488
After ten years	26,974	27,524
Total investment securities	59,918	60,950
Mortgage-backed securities	65,824	66,535
Total investments and mortgage-backed securities	$125,742	$127,485

The carrying value of securities sold under agreement to repurchase amounted to $24.4 million at September 30, 2015 and $27.3 million at June 30, 2015.  The securities, which are classified as borrowings, generally mature within one to four days.  The securities underlying the agreements consist of marketable securities, including $10.0 million and $10.9 million U.S. Government and Federal Agency Obligations, $15.0 million and $15.6 million Mortgage-Backed Securities, and $1.9 million and $2.1 million Collateralized Mortgage Obligations, at September 30 and June 30, 2015,

respectively.  The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default.  The collateral is held by the Company in a segregated custodial account.  In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities.  The Company closely monitors collateral levels to ensure adequate levels are maintained.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2015:

	September 30, 2015
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-sponsored enterprises (GSEs)	$996	$3	$6,942	$50	$7,938	$53
Obligations of state and political subdivisions	2,447	31	1,523	17	3,970	48
Other securities	-	-	1,219	651	1,219	651
Mortgage-backed securities	3,757	16	-	-	3,757	16
Total investments and mortgage-backed securities	$7,200	$50	$9,684	$718	$16,884	$768

	June 30, 2015
	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,970	$28	$6,862	$131	$9,832	$159
Obligations of state and political subdivisions	3,872	59	1,507	34	5,379	93
Other securities	-	-	1,206	669	1,206	669
Mortgage-backed securities	6,787	26	-	-	6,787	26
Total investments and mortgage-backed securities	$13,629	$113	$9,575	$834	$23,204	$947

Other securities. At September 30, 2015, there were three pooled trust preferred securities with an estimated fair value of $791,000 and unrealized losses of $643,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, or acquired after that date pursuant to a merger or acquisition with a banking entity holding the security under similar grandfathered status.

The September 30, 2015, cash flow analysis for the three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.2 to 1.6 percent; no recoveries on issuers currently in default; recoveries of zero to 71 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK) for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

For the last of these three securities, the Company is receiving PIK in lieu of cash interest. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company currently expects this security to remain in PIK status for a period of less than one year. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of September 30, 2015, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of September 30, 2015, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month periods ended September 30, 2015 and 2014.

	Accumulated Credit Losses
	Three-Month Period Ended
	September 30,
(dollars in thousands)	2015	2014
Credit losses on debt securities held
Beginning of period	$365	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(3)	(2)
End of period	$362	$373

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2015	June 30, 2015
Real Estate Loans:
Residential	$383,681	$377,465
Construction	75,902	69,204
Commercial	408,971	404,720
Consumer loans	46,581	46,770
Commercial loans	199,253	191,886
	1,114,388	1,090,045
Loans in process	(32,569)	(24,688)
Deferred loan fees, net	80	87
Allowance for loan losses	(12,812)	(12,298)
Total loans	$1,069,087	$1,053,146

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company's average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At September 30, 2015, construction loans outstanding included 26 loans, totaling $5.1 million, for which a modification had been agreed to. At June 30, 2015, construction loans outstanding included 49 loans, totaling $8.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30 and June 30, 2015, and activity in the allowance for loan losses for the three-month periods ended  September 30, 2015 and 2014:

	At period end and for the three months ended September 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	539	(34)	114	1	(2)	618
Losses charged off	(64)	-	(21)	(10)	(12)	(107)
Recoveries	1	-	-	1	1	3
Balance, end of period	$3,295	$865	$5,049	$750	$2,853	$12,812
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$144	$144
Ending Balance: collectively evaluated for impairment	$3,295	$865	$5,049	$750	$2,709	$12,668
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$651	$651
Ending Balance: collectively evaluated for impairment	$380,541	$41,501	$398,354	$46,581	$197,532	$1,064,509
Ending Balance: loans acquired with deteriorated credit quality	$3,140	$1,832	$10,617	$-	$1,070	$16,659

	For the three months ended September 30, 2014
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	217	162	14	45	389	827
Losses charged off	(11)	-	-	(20)	-	(31)
Recoveries	8	-	18	26	3	55
Balance, end of period	$2,676	$517	$4,175	$570	$2,172	$10,110
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,676	$517	$4,175	$570	$2,172	$10,110
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	June 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$160	$160
Ending Balance: collectively evaluated for impairment	$2,819	$899	$4,956	$758	$2,706	$12,138
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$675	$675
Ending Balance: collectively evaluated for impairment	$374,186	$42,655	$394,028	$46,560	$190,128	$1,047,557
Ending Balance: loans acquired with deteriorated credit quality	$3,279	$1,861	$10,692	$210	$1,083	$17,125

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30, 2015 and June 30, 2015. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	September 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$379,327	$43,200	$396,398	$46,319	$196,490
Watch	1,068	-	4,204	68	102
Special Mention	-	-	-	-	-
Substandard	3,286	133	8,369	194	2,661
Doubtful	-	-	-	-	-
Total	$383,681	$43,333	$408,971	$46,581	$199,253

	June 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$372,797	$44,383	$392,063	$46,513	$188,784
Watch	1,155	-	4,636	72	119
Special Mention	-	-	-	-	-
Substandard	3,513	133	8,021	185	2,983
Doubtful	-	-	-	-	-
Total	$377,465	$44,516	$404,720	$46,770	$191,886

The above amounts include purchased credit impaired loans. At September 30, 2015, purchased credited impaired loans comprised $6.4 million of credits rated "Pass"; $3.6 million of credits rated "Watch"; none rated "Special Mention"; $6.7 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2015,  purchased credit impaired loans accounted for $6.4 million of credits rated "Pass"; $4.0 million of credits  rated "Watch"; none rated "Special Mention"; $6.7 million of credits rated "Substandard"; and none rated "Doubtful".

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated "Special Mention", "Substandard", or "Doubtful". In addition, lending relationships over $250,000 are subject to an independent loan review following origination, and lending relationships in excess of $1.0 million are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2015.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:
	September 30, 2015
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,339	$61	$1,755	$3,155	$380,526	$383,681	$-
Construction	101	-	132	233	43,100	43,333	-
Commercial	450	-	344	794	408,177	408,971	-
Consumer loans	1,161	-	78	1,239	45,342	46,581	50
Commercial loans	250	-	6	256	198,997	199,253	-
Total loans	$3,301	$61	$2,315	$5,677	$1,076,142	$1,081,819	$50

	June 30, 2015
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,143	$1,645	$439	$3,227	$374,238	$377,465	$-
Construction	113	-	132	245	44,271	44,516	-
Commercial	350	246	34	630	404,090	404,720	-
Consumer loans	260	11	48	319	46,451	46,770	34
Commercial loans	375	127	30	532	191,354	191,886	11
Total loans	$2,241	$2,029	$683	$4,953	$1,060,404	$1,065,357	$45

At September 30, 2015, there were two purchased credit impaired loan totaling $1.5 million that were greater than 90 days past due, and none at June 30, 2015.
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
The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2015. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2015
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,458	$3,714	$-
Construction real estate	1,832	2,783	-
Commercial real estate	12,689	14,473	-
Consumer loans	33	33	-
Commercial loans	1,890	1,981	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	651	651	144
Total:
Residential real estate	$3,458	$3,714	$-
Construction real estate	$1,832	$2,783	$-
Commercial real estate	$12,689	$14,473	$-
Consumer loans	$33	$33	$-
Commercial loans	$2,541	$2,632	$144

	June 30, 2015
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,552	$3,814	$-
Construction real estate	1,861	2,806	-
Commercial real estate	12,772	14,602	-
Consumer loans	245	241	-
Commercial loans	1,340	1,437	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	675	675	160
Total:
Residential real estate	$3,552	$3,814	$-
Construction real estate	$1,861	$2,806	$-
Commercial real estate	$12,772	$14,602	$-
Consumer loans	$245	$241	$-
Commercial loans	$2,015	$2,112	$160

The above amounts include purchased credit impaired loans. At September 30, 2015, purchased credit impaired loans comprised $16.7 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $16.7 million of total impaired loans. At June 30, 2015, purchased credit impaired loans comprised $17.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $17.1 million of total impaired loans.
The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,210	$28
Construction Real Estate	1,847	37
Commercial Real Estate	10,655	184
Consumer Loans	105	2
Commercial Loans	1,077	19
Total Loans	$16,894	$270

	For the three-month period ended
	September 30, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,952	$69
Construction Real Estate	1,324	50
Commercial Real Estate	6,818	189
Consumer Loans	98	3
Commercial Loans	617	14
Total Loans	$11,809	$325

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2015 and 2014, was immaterial.

For the three-month period ended September 30, 2015, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $49,000, as compared to $30,000, for the three-month period ended September 30, 2014.

The following table presents the Company's nonaccrual loans at September 30 and June 30, 2015. The table excludes performing troubled debt restructurings.

(dollars in thousands)	September 30, 2015	June 30, 2015
Residential real estate	$2,109	$2,202
Construction real estate	133	133
Commercial real estate	1,664	1,271
Consumer loans	96	88
Commercial loans	20	63
Total loans	$4,022	$3,757

The above amounts include purchased credit impaired loans. At September 30 and June 30, 2015, these loans comprised $2.8 million and $2.4 million of nonaccrual loans, respectively.

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

During the three-month periods ended September 30, 2015 and 2014, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month period ended
	September 30, 2015		September 30, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	2	$49	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	-	-
Consumer loans	-	-	-	-
Commercial loans	2	564	-	-
Total	4	$613	-	$-

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2015, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2015		June 30, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$488	7	$602
Construction real estate	-	-	-	-
Commercial real estate	14	4,626	14	4,666
Consumer loans	-	-	-	-
Commercial loans	5	1,835	3	1,280
Total	26	$6,949	24	$6,548

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2015. The amount of these loans is shown below:

(dollars in thousands)	September 30, 2015	June 30, 2015
Residential real estate	$3,397	$3,542
Construction real estate	2,783	2,806
Commercial real estate	12,401	12,523
Consumer loans	-	207
Commercial loans	1,161	1,180
Outstanding balance	$19,742	$20,258
Carrying amount, net of fair value adjustment of $3,083 and $3,132 at September 30, 2015 and June 30, 2015, respectively	$16,659	$17,126

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ending
(dollars in thousands)	September 30, 2015	September 30, 2014
Balance at beginning of period	$547	$380
Additions	-	4
Accretion	(49)	(60)
Reclassification from nonaccretable difference	84	-
Disposals	-	-
Balance at end of period	$582	$324

During the three-month periods ended September 30, 2015 and September 30, 2014, the Company did not increase the allowance for loan losses related to these purchased credit impaired loans. During the same periods, the Company did not reverse the allowance for loan losses related to these loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2015	June 30, 2015
Non-interest bearing accounts	$122,341	$117,471
NOW accounts	348,014	336,097
Money market deposit accounts	68,348	67,752
Savings accounts	123,137	131,884
Certificates	395,876	402,038
Total Deposit Accounts	$1,057,716	$1,055,242

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2015	2014

(dollars in thousands except per share data)
Net income	$3,635	$3,299
Charge for early redemption of preferred stock issued at discount	-	-
Dividend payable on preferred stock	50	50
Net income available to common shareholders	$3,585	$3,249

Average Common shares – outstanding basic	7,422,354	7,113,872
Stock options under treasury stock method	31,503	194,070
Average Common shares – outstanding diluted	7,453,857	7,307,942

Basic earnings per common share	$0.48	$0.46
Diluted earnings per common share	$0.48	$0.44

At September 30, 2015 and 2014, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Income taxes
Current	$2,203	$2,316
Deferred	(538)	(935)
Total income tax provision	$1,665	$1,381

The components of net deferred tax assets are summarized as follows:

	September 30, 2015	June 30, 2015
Deferred tax assets:
Provision for losses on loans	$5,295	$5,037
Accrued compensation and benefits	322	538
Other-than-temporary impairment on available for sale securities	136	137
NOL carry forwards acquired	745	768
Minimum Tax Credit	130	130
Unrealized loss on other real estate	6	6
Other	881	319
Total deferred tax assets	7,515	6,935

Deferred tax liabilities:
FHLB stock dividends	5	39
Purchase accounting adjustments	2,022	1,985
Depreciation	1,006	992
Prepaid expenses	106	81
Unrealized gain on available for sale securities	645	502
Total deferred tax liabilities	3,784	3,599
Net deferred tax asset	$3,731	$3,336

As of September 30 and June 30, 2015, the Company had approximately $1.8 and $5.2 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Tax at statutory rate	$1,855	$1,591
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(143)	(131)
State tax, net of Federal benefit	150	120
Cash surrender value of Bank-owned life insurance	(51)	(49)
Tax credit benefits	(63)	(98)
Other, net	(83)	(53)
Actual provision	$1,665	$1,381

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary were accrued for the plan year ended June 30, 2015, based on the financial performance for fiscal 2015.  During the three-month period ended September 30, 2015, retirement plan expenses recognized for the Plan totaled approximately $213,000, as compared to $166,000 for the same period of the prior fiscal year.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of Southern Missouri Bancorp. Southern Missouri Bancorp, Inc. used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.5 million at September 30, and June 30, 2015.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $4.9 million at September 30, and June 30, 2015.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank's level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate was adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. The dividend rate for the quarter ended September 30, 2015, was 1%.  After four and one half years from issuance, the dividend rate increases to 9% (including a quarterly lending incentive fee of 0.5%).

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

As indicated in Note 14, Subsequent Events, the Company redeemed all 20,000 shares of SBLF Preferred stock on October 16, 2015, at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.

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

Level 1                          Quoted prices in active markets for identical assets or liabilities

Level 2                          Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                          Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and June 30, 2014:

	Fair Value Measurements at September 30, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$13,940	$-	$13,940	$-
State and political subdivisions	44,314	-	44,314	-
Other securities	2,696	-	2,696	-
Mortgage-backed GSE residential	66,535	-	66,535	-

	Fair Value Measurements at June 30, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$14,814	$-	$14,814	$-
State and political subdivisions	42,021	-	42,021	-
Other securities	2,704	-	2,478	226
Mortgage-backed GSE residential	70,054	-	70,054	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2015.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. During the three months ended September 30, 2015, that pooled trust preferred security was reclassified from Level 3 back to Level 2, as third-party vendor valuations are now available.  The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three month periods ended September 30, 2015 and 2014:

	For the three months ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Available-for-sale securities, beginning of period	$226	$133
Total unrealized gains included in comprehensive income	26	29
Transferred from Level 3 to Level 2	(252)	-
Available-for-sale securities, end of period	$-	$162

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2015:

	Fair Value Measurements at September 30, 2015, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$507	$-	$-	$507
Foreclosed and repossessed assets held for sale	4,502	-	-	4,502

	Fair Value Measurements at June 30, 2015, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$515	$-	$-	$515
Foreclosed and repossessed assets held for sale	4,504	-	-	4,504

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2015 and 2014:

	For the three months ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Impaired loans (collateral dependent)	$(144)	$-
Foreclosed and repossessed assets held for sale	(37)	3
Total (losses) gains on assets measured on a non-recurring basis	$(181)	$3

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company's $16.7 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding TDR's at September 30, 2015, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $15.7. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at September 30, 2015	Valuation technique	Unobservable inputs	Range of inputs applied		Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$507	Internal evaluation of closely held stock	Discount to reflect realizable value	n/	a	29.9%
Foreclosed and repossessed assets	4,502	Third party appraisal	Marketability discount	0.0% - 76.0%		32.7%

(dollars in thousands)	Fair value at June 30, 2015	Valuation technique	Unobservable inputs	Range of inputs applied		Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$266	Discounted cash flow	Discount rate	n/	a	11.3%
			Annual prepayment rate	n/	a	1.0%
			Projected defaults and deferrals (% of pool balance)	n/	a	32.1%
			Anticipated recoveries (% of pool balance)	n/	a	6.1%
Nonrecurring Measurements
Impaired loans (collateral dependent)	$515	Internal evaluation of closely held stock	Discount to reflect realizable value	n/	a	28.7%
Foreclosed and repossessed assets	4,504	Third party appraisal	Marketability discount	0.0% - 76.0%		33.0%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2015.

	September 30, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$18,531	$18,531	$-	$-
Interest-bearing time deposits	1,719	-	1,719	-
Stock in FHLB	4,823	-	4,823	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,069,087	-	-	1,072,140
Accrued interest receivable	5,663	-	5,663	-
Financial liabilities
Deposits	1,057,716	661,952	-	395,882
Securities sold under agreements to repurchase	24,429	-	24,429	-
Advances from FHLB	82,110	41,400	42,219	-
Accrued interest payable	696	-	696	-
Subordinated debt	14,682	-	-	12,002
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,775	$16,775	$-	$-
Interest-bearing time deposits	1,944	-	1,944	-
Stock in FHLB	4,127	-	4,127	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,053,146	-	-	1,057,677
Accrued interest receivable	5,168	-	5,168	-
Financial liabilities
Deposits	1,055,242	653,294	-	401,820
Securities sold under agreements to repurchase	27,332	-	27,332	-
Advances from FHLB	64,794	23,500	42,870	-
Accrued interest payable	777	-	777	-
Subordinated debt	14,658	-	-	12,290
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company and its subsidiary, the Peoples Bank of the Ozarks, Nixa, Missouri (herein collectively, "Peoples Bank").  Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system.   Included in noninterest expense for the three-month period ended September 30, 2014, was $127,000 in third-party acquisition related costs, with no comparable expenses in the current period.

The following unaudited pro forma condensed financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period:

	For the three months ended
	September 30, 2015	September 30, 2014
(dollars in thousands except per share data)
Interest income	13,971	14,394
Interest expense	2,266	2,190
Net interest income	11,705	12,204
Provision for loan losses	618	827
Noninterest income	2,201	1,978
Noninterest expense	7,988	9,388
Income before income taxes	5,300	3,967
Income taxes	1,665	1,301
Net income	3,635	2,666
Dividends on preferred shares	50	50
Net income available to common stockholders	3,585	2,616

Earnings per share
Basic	$0.48	$0.35
Diluted	$0.48	$0.35

Basic weighted average shares outstanding - split adjusted	7,422,354	7,377,051
Diluted weighted average shares outstanding - split adjusted	7,453,857	7,571,121

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

Note 14: Subsequent Events

The Company noted in a Current Report on Form 8-k filed October 16, 2015, that it redeemed all 20,000 shares of the Company's Senior Preferred Non-Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock"), which were issued to the U.S. Department of the Treasury in July 2011 pursuant to Treasury's Small Business Lending Fund (SBLF) program. The shares of Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2015, the Bank operated from its headquarters, 31 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 29 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of September 30, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at September 30, 2015, and results of operations for the three-month periods ended September 30, 2015 and 2014.

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

These measures indicate what net income available to common shareholders, return on average assets, return on average common equity, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the August 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the Peoples Acquisition). Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company's operating performance on an ongoing basis from period to period.  Other acquisitions, with smaller acquired loan balances remaining, result in less variation between GAAP and what management believes to be core operating results and are therefore not reflected in this disclosure, although they may have been included in prior presentations.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended
(dollars in thousands)	September 30, 2015	September 30, 2014

Net income available to common stockholders	$3,585	$3,249
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	257	244
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	$3,328	$3,005

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended
	September 30, 2015	September 30, 2014

Return on average assets	1.12%	1.09%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.08%	0.08%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	1.04%	1.01%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended
	September 30, 2015	September 30, 2014

Return on average common equity	12.55%	13.16%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.90%	0.99%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	11.65%	12.17%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended
	September 30, 2015	September 30, 2014

Net interest margin	3.87%	3.93%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	0.13%	0.14%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	3.74%	3.79%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2015 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 57 in the Company's 2015 Annual Report.

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

During the first three months of fiscal 2016, we grew our balance sheet by $19.7 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $15.9 million. Available-for-sale investments decreased $2.1 million, cash equivalents and time deposits increased a combined $1.5 million, and fixed assets increased $3.1 million. Deposits increased $2.5 million, securities sold under agreements to repurchase decreased $2.9 million, and advances from the Federal Home Loan Bank (FHLB) increased $17.3 million, with the increase coming in the form of overnight borrowings utilized to fund much of the Company's asset growth during the quarter. Equity increased $3.2 million, primarily as a result of retention of net income, along with a smaller increase in accumulated other comprehensive income.

Net income for the first three months of fiscal 2016 was $3.6 million, an increase of $336,000, or 10.2% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $50,000, net earnings available to common shareholders were $3.6 million in the three-month period ended September 30, 2015, an increase of 10.3% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of an increase in net interest income and noninterest income, and a decrease in provision for loan losses, partially offset by increases in non-interest expense and provision for income taxes. Diluted net income available to common shareholders was $0.48 per share for the first three months of fiscal 2016, as compared to $0.44 per share for the same period of the prior fiscal year, adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid in January 2015. For the first three months of fiscal 2016, net interest income increased $575,000, or 5.2%; noninterest income increased $222,000, or 11.2%; provision for loan losses decreased $209,000, or 25.3%; noninterest expense increased $386,000, or 5.1%; and provision for income taxes increased $284,000, or 20.6%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first three months of fiscal 2016 moved lower. Yields were relatively unchanged on the shortest-term Treasuries, while decreasing on medium- and longer-term Treasuries, flattening the yield curve. Our average yield on earning assets decreased slightly, as reinvestment at relatively low market rates was partially offset by a shift in the earning asset mix towards higher-yielding investment types (see "Results of Operations: Comparison of the three-month periods ended September 30, 2015 and 2014 – Net Interest Income"). A flat or flattening yield curve is generally detrimental to the Company, but the recently flattening has been from a period in which the curve was relatively steep by historical comparisons. In December 2008, the FOMC cut the targeted Federal Funds rate to a range of 0.00% to 0.25%, and beginning in March 2009, embarked on a series of periodic quantitative easing programs, acquiring US Treasuries, mortgage-backed securities, and agency debt, through late 2014. Throughout most of calendar year 2015, it was assumed that the FOMC would begin gradually increasing short-term interest rates in the second half of the year, but this "liftoff" has not yet occurred.

Our net interest margin decreased slightly when comparing the first three months of fiscal 2016 to the same period of the prior fiscal year.  The deterioration was attributable primarily to lower loan yields, partially offset by holding an increased percentage of our earning assets in loans, versus securities and cash equivalents.  Purchase accounting adjustments related to the Peoples Acquisition, in the Company acquired loans at a material discount, were relatively stable, as the lower average balance of those acquired loans was roughly offset by the impact of the Company's ownership of the underlying assets for a full quarter during the current period, while in the prior period similar benefits would have been realized from the August 5, 2014, closing of the acquisition through the September 30, 2014, quarter end. Net interest income resulting from the accretion of this discount (and a smaller premium on acquired time deposits) in the first three months of fiscal 2016 increased to $412,000, as compared to $390,000 in the first three months of fiscal 2015. In both periods, this component of net interest income contributed 14 basis points to the net interest margin, as the increase in the dollar amount was roughly matched by the increase in average earning assets. The Company expects that as the acquired loan portfolio pays down, the positive impact on net interest income of discount accretion resulting from the acquisition will be reduced. Our core net interest margin, excluding this income, decreased to 3.73% in the current three-month period, as compared to 3.79% in the prior year's three-month period.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2015, noninterest income increased $222,000, or 11.2%, as compared to the same period of the prior fiscal year, attributable to increased bank card interchange income, collection of deposit account service charges and fees, loan origination fees, and loan servicing income, partially offset by decreased gains on secondary market loan sales and loan late charges. Noninterest expense for the three-month period ended September 30, 2015, increased $386,000, or 5.1%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher employee compensation and benefits, and occupancy expenses, partially offset by a decrease in legal and professional fees. Included in noninterest expense for the quarter ended September 30, 2014, was $128,000 in merger-related charges, with no comparable expenses in the current period.

We expect, over time, to continue to grow our assets through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come from retail deposits, brokered funding, and short- and long-term FHLB borrowings. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at September 30 and June 30, 2015

The Company experienced balance sheet growth in the first three months of fiscal 2016, with total assets of $1.3 billion at September 30, 2015, reflecting an increase of $19.7 million, or 1.5%, as compared to June 30, 2015. Balance sheet growth was funded primarily with Federal Home Loan Bank (FHLB) overnight borrowings and deposit growth.

Available-for-sale (AFS) securities were $127.5 million at September 30, 2015, a decrease of $2.1 million, or 1.6%, as compared to June 30, 2015. The decrease was attributable to principal payments received on mortgage-backed securities and U.S. government agency obligations, partially offset by purchases of municipal securities. Cash equivalents and time deposits were $20.2 million, an increase of $1.5 million, or 8.2%, as compared to June 30, 2015.

Loans, net of the allowance for loan losses, were $1.1 billion at September 30, 2015, an increase of $15.9 million, or 1.5%, as compared to June 30, 2015. The increase was primarily attributable to increased balances for commercial and agricultural operating and equipment loans, residential real estate loans (primarily multifamily real estate), and commercial real estate loans, partially offset by declines in drawn construction loan balances and consumer loan balances.

Premises and equipment, net of accumulated depreciation, were $42.8 million at September 30, 2015, an increase of $3.1 million, or 7.7%, as compared to June 30, 2015.  The increase was primarily attributable to ongoing construction of a new corporate headquarters office in Poplar Bluff, Missouri, and the finishing of leased office space in Springfield, Missouri, partially offset by an increase in accumulated depreciation.

Deposits were $1.1 billion at September 30, 2015, an increase of $2.5 million, or 0.2%, as compared to June 30, 2015. The increase was primarily attributable to increased interest-bearing and noninterest-bearing transaction account balances, partially offset by decreases in savings account and certificate of deposit balances. The average loan-to-deposit ratio for the first quarter of fiscal 2016 was 101.8%, unchanged from the same period of the prior fiscal year.

FHLB advances were $82.1 million at September 30, 2015, an increase of $17.3 million, or 26.7%, as compared to June 30, 2015. The increase was attributable to overnight borrowings utilized to fund asset growth. Securities sold under agreements to repurchase totaled $24.4 million at September 30, 2015, a decrease of $2.9 million, or 10.6%, as compared to June 30, 2015. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $135.9 million at September 30, 2015, an increase of $3.2 million, or 2.4%, as compared to June 30, 2015. The increase was attributable primarily to the retention of net income and an increase in accumulated other comprehensive income, partially offset by dividends paid on common and preferred stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2015 and 2014

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2015 and 2014. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
(dollars in thousands)
Interest earning assets:
Mortgage loans (1)	$833,779	$10,208	4.90	$753,165	$9,581	5.09
Other loans (1)	230,072	2,890	5.02	196,895	2,644	5.37
Total net loans	1,063,851	13,098	4.92	950,060	12,225	5.15
Mortgage-backed securities	67,848	370	2.18	76,975	415	2.16
Investment securities (2)	67,858	495	2.92	79,167	544	2.75
Other interest earning assets	9,488	7	0.30	27,326	34	0.50
Total interest earning assets (1)	1,209,045	13,970	4.62	1,133,528	13,218	4.66
Other noninterest earning assets (3)	91,437	-		76,890	-
Total assets	$1,300,482	$13,970		$1,210,418	$13,218

Interest bearing liabilities:
Savings accounts	$130,390	105	0.32	$119,551	98	0.33
NOW accounts	340,479	649	0.76	275,336	555	0.81
Money market deposit accounts	68,423	45	0.26	63,154	45	0.29
Certificates of deposit	395,797	986	1.00	375,437	903	0.96
Total interest bearing deposits	935,089	1,785	0.76	833,478	1,601	0.77
Borrowings:
Securities sold under agreements to repurchase	25,885	29	0.45	24,599	28	0.46
FHLB advances	68,844	317	1.84	119,043	339	1.14
Subordinated debt	14,670	135	3.68	12,569	121	3.85
Total interest bearing liabilities	1,044,488	2,266	0.87	989,689	2,089	0.84
Noninterest bearing demand deposits	120,283	-		99,879	-
Other noninterest bearing liabilities	1,472	-		2,086	-
Total liabilities	1,166,243	2,266		1,091,654	2,089
Stockholders' equity	134,239	-		118,764	-
Total liabilities and stockholders' equity	$1,300,482	$2,266		$1,210,418	$2,089

Net interest income		$11,704			$11,129

Interest rate spread (4)			3.75%			3.82%
Net interest margin (5)			3.87%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.75%			114.54%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)    Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)	Includes average balances for fixed assets and BOLI of $38.7 million and $19.7 million, respectively, for the three-month period ended September 30, 2015, as compared to $27.9 million and $19.2 million, respectively, for the same period of the prior fiscal year.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three-month period ended September 30, 2015, compared to the three-month period ended September 30, 2014. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2015
	Compared to three-month period ended September 30, 2014
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$(527)	$1,464	$(64)	$873
Mortgage-backed securities	4	(49)	-	(45)
Investment securities (2)	32	(78)	(3)	(49)
Other interest-earning deposits	(12)	(22)	7	(27)
Total net change in income on
interest-earning assets	(503)	1,315	(60)	752

Interest-bearing liabilities:
Deposits	(4)	193	(5)	184
Securities sold under
agreements to repurchase	-	1	-	1
Subordinated debt	(6)	20	-	14
FHLB advances	209	(143)	(88)	(22)
Total net change in expense on
interest-bearing liabilities	199	71	(93)	177
Net change in net interest income	$(702)	$1,244	$33	$575

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2015 and 2014

General. Net income for the three-month period ended September 30, 2015, was $3.6 million, an increase of $336,000, or 10.2%, as compared to the same period of the prior fiscal year.  After preferred dividends of $50,000 paid in each of the three-month periods ended September 30, 2015 and 2014, net income available to common shareholders was $3.3 million for the three-month period ended September 30, 2015, an increase of $336,000, or 10.3%, as compared to the same period of the prior fiscal year.

For the three-month period ended September 30, 2015, both basic and fully-diluted net income per share available to common shareholders was $0.48, which, compared to the same period of the prior fiscal year, represented an increase of $0.02, or 4.3%, as compared to basic net income per share available to common shareholders, and an increase $0.04, or 9.1%, as compared to fully-diluted net income per share available to common shareholders. Our annualized return on average assets for the three-month period ended September 30, 2015, was 1.12%, as compared to 1.09% for the same period of the prior fiscal year. For the three-month period ended September 30, 2015, return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was 1.05%, as compared to 1.01% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended September 30, 2015, was 12.6%, as compared to 13.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2015, was $11.7 million, an increase of $575,000, or 5.2%, as compared to the same period of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $412,000 in the current three-month period, as compared to $390,000 in the same period of the prior fiscal year.

Our net interest margin for the three-month period ended September 30, 2014, determined by dividing annualized net interest income by total average interest-earning assets, was 3.87%, as compared to 3.93% in the same period of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was 3.74% for the three-month period ended September 30, 2015, as compared to 3.79% for the same period of the prior fiscal year. Our average net interest rate spread for the three-month period ended September 30, 2015, was 3.75%, as compared to 3.82% for the same period of the prior fiscal year.

For the three-month period ended September 30, 2015, the deterioration in net interest rate spread, compared to the same period a year ago, resulted from a four basis point decrease in the average yield on interest-earning assets, combined with a three basis point increase in the average cost of interest-bearing liabilities. The general decline in yields earned was attributable to the continued low rate environment, partially offset by a shift in the earning asset mix towards loans and away from cash equivalents and securities, while the increase in our cost of funds was attributable to a reduction in the average balance of relatively low-cost overnight FHLB borrowings. Our average balance of interest-earning assets increased $75.5 million, or 6.7%, when comparing the three-month period ended September 30, 2015, with the same period of the prior fiscal year, attributable in part to the mid-quarter closing of the Peoples Acquisition during the three months ended September 30, 2014.

Interest Income. Total interest income for the three-month period ended September 30, 2015, was $14.0 million, an increase of $752,000, or 5.7%, as compared to the same period of the prior fiscal year. The increase was attributed to a 6.7% increase in the average balance of interest-earning assets, partially offset by a four basis point decline in the average yield earned on interest-earning assets, as compared to the same periods of the prior fiscal year. Increased average balances were attributable in part to the mid-quarter closing of the Peoples Acquisition during the three months ended September 30, 2014, while the decline in the average yield on interest-earning assets was attributable to the continued low rate environment, partially offset by a shift in the earning asset mix toward loans and away from cash equivalents and securities.

Interest Expense. Total interest expense for the three-month period ended September 30, 2015 was $2.3 million, an increase of $177,000, or 8.5%, as compared to the same period of the prior fiscal year, attributable to the $54.8 million, or 5.5%, increase in the average balance of interest-bearing liabilities, combined with a three basis point increase in the average cost of interest-bearing liabilities, as compared to the same period of the prior fiscal year. Increased average balances were attributable in part to the mid-quarter closing of the Peoples Acquisition during the three months ended September 30, 2014, while the increase in the average cost of interest-bearing liabilities was attributable to a reduction in the average balance of relatively low-cost overnight FHLB borrowings.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2015, was $618,000, as compared to $827,000 in the same period of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three-month period represented a charge of .23% (annualized), while the Company recorded net charge offs during the period of .04% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of .35% (annualized), while the Company recorded a net recovery of .01% (annualized). The decrease in provision was attributable primarily to slower loan growth during the current period. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three-month period ended September 30, 2015, was $2.2 million, an increase of $222,000, or 11.2%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in bank card interchange income, deposit account service charges, and loan fees, partially offset by a decrease in gains realized on secondary market loan originations. Increased bank card interchange income, deposit account service charges, and loan fees were attributable in part to the current period's full quarter operation of the branch network added through Peoples Acquisition, as compared to operation for a partial quarter during the three months ended September 30, 2014. Additionally, an increase in the Company's nonsufficient funds charge, and consolidation of bank card operations to a single network provider under a more favorable contract, contributed to improved results.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2015, was $8.0 million, an increase of $386,000, or 5.1%, as compared to the same period of the prior fiscal year. The increase in noninterest expense was attributable primarily to compensation and benefits and occupancy expenses, partially offset by a decline in legal and professional fees, losses on debit card fraud, and charges related to foreclosed real estate. Included in noninterest expense for the three-month period ended September 30, 2014, was $128,000 in merger-

related charges, with no comparable expenses in the current period. Increased compensation and benefits and occupancy expenses were attributable, in part, to the current period's full quarter operation of the branch network added through the Peoples Acquisition, as compared to operation for a partial quarter during the three months ended September 30, 2014. The efficiency ratio for the three-month period ended September 30, 2015, was 57.4%, as compared to 58.0%, for the same period of the prior fiscal year. The improvement resulted from a combined 5.7% increase in net interest income and noninterest income, while noninterest expense increased 5.1%.

Income Taxes. Provision for income taxes for the three-month period ended September 30, 2015, was $1.7 million, an increase of $284,000, or 20.6%, as compared to the same period of the prior fiscal year, attributable to higher pre-tax income, as well as an increase in the effective tax rate, to 31.4% in the current three-month period, as compared to 29.5% in the same period of the prior fiscal year. The general trend in the effective tax rate has been upward, as the Company's taxable income has grown at a rate faster than its investments in tax-advantaged assets.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2015 and 2014:

	For the three months ended
	September 30,
(dollars in thousands)	2015	2014

Balance, beginning of period	$12,298	$9,259
Loans charged off:
Residential real estate	(64)	(11)
Construction	-	-
Commercial business	(12)	-
Commercial real estate	(21)	-
Consumer	(10)	(20)
Gross charged off loans	(107)	(31)
Recoveries of loans previously charged off:
Residential real estate	1	8
Construction	-	-
Commercial business	1	3
Commercial real estate	-	18
Consumer	1	26
Gross recoveries of charged off loans	3	55
Net (charge offs) recoveries	(104)	24
Provision charged to expense	618	827
Balance, end of period	$12,812	$10,110

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $514,000 to $12.8 million at September 30, 2015, from $12.3 million at June 30, 2015. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at September 30, 2015.

At September 30, 2015, the Company had loans of $14.6 million, or 1.35% of total  loans, adversely classified ($14.6 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $14.8 million, or 1.39% of total loans, adversely classified ($14.8 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2015, and $13.0 million, or 1.26% of total loans, adversely classified ($13.0 million classified "substandard"; none classified "doubtful" or "loss") at September 30, 2014. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $4.0 million at September 30, 2015. As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $5.0 million at June 30, 2015, to $5.7 million at September 30, 2015.

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

The following table sets forth the Company's historical net charge offs as of September 30 and June 30, 2015:

Portfolio segment	September 30, 2015	June 30, 2015
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.02%
Construction	0.00%	0.00%
Commercial	0.00%	(0.01%)
Consumer loans	0.32%	0.35%
Commercial loans	0.03%	0.03%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At September 30, 2015, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended September 30, 2015	Qualitative factor applied at fiscal year ended June 30, 2015
Real estate loans:
Residential	0.76%	0.76%
Construction	1.87%	1.90%
Commercial	1.33%	1.33%
Consumer loans	1.29%	1.42%
Commercial loans	1.36%	1.38%

At September 30, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $11.5 million, as compared to $10.8 million at June 30, 2015. The qualitative factors remained relatively unchanged due to regional economic factors; improving housing sales, increased 1-4 family building permits, and unemployment continues to improve.  While management believes that our asset quality remains strong, it recognizes that, due to the continued growth in the loan portfolio and potential changes in market conditions, our level of nonperforming assets and resulting charge offs may fluctuate. Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014
Nonaccruing loans:
Residential real estate	$2,109	$2,202	$639
Construction	133	133	-
Commercial real estate	1,664	1,271	2,074
Consumer	96	88	115
Commercial business	20	63	97
Total	4,022	3,757	2,925

Loans 90 days past due accruing interest:
Residential real estate	-	-	15
Commercial real estate	-	-	8
Consumer	50	34	-
Commercial business	-	11	-
Total	50	45	23

Total nonperforming loans	4,072	3,802	2,948

Foreclosed assets held for sale:
Real estate owned	4,392	4,440	3,804
Other nonperforming assets	109	64	9
Total nonperforming assets	$8,573	$8,306	$6,761

At September 30, 2015, troubled debt restructurings (TDRs) totaled $9.7 million, of which $2.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.9 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2015, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2015, TDRs totaled $9.3 million, of which $2.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.5 million in TDRs at June 30, 2015, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2015, nonperforming assets totaled $8.6 million, as compared to $8.3 million at June 30, 2015, and $6.8 million at September 30, 2014. The increase in nonperforming assets from fiscal year end was attributable primarily to an increase in nonaccrual commercial real estate loans and other nonperforming assets, partially offset by declines in nonaccrual residential real estate loans and foreclosed real estate owned.

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

At September 30, 2015, the Company had outstanding commitments and approvals to extend credit of approximately $137.5 million (including $94.8 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At September 30, 2015, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $238.7 million, of which $81.4 million had been advanced. The Bank has the ability to pledge several of their other loan portfolios, including, for example, their commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $461.9 million, subject to available collateral. Also, at September 30, 2015, the Bank had pledged a total of $152.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $102.2 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of September 30 and June 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2015, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$158,335	14.22%	$89,071	8.00%	n/	a	n/	a
Southern Bank	153,312	13.86%	88,499	8.00%	110,624		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	144,787	13.00%	66,803	6.00%	n/	a	n/	a
Southern Bank	139,764	12.63%	66,375	6.00%	88,499		8.00%
Tier I Capital (to Average Assets)
Consolidated	144,787	11.17%	51,833	4.00%	n/	a	n/	a
Southern Bank	139,764	10.78%	51,837	4.00%	64,797		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	110,635	9.94%	58,312	4.50%	n/	a	n/	a
Southern Bank	139,764	12.63%	58,317	4.50%	84,236		6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,171	14.22%	$86,708	8.00%	n/	a	n/	a
Southern Bank	149,744	13.82%	86,708	8.00%	108,384		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,168	13.02%	65,031	6.00%	n/	a	n/	a
Southern Bank	136,741	12.62%	65,031	6.00%	86,708		8.00%
Tier I Capital (to Average Assets)
Consolidated	141,168	10.98%	51,412	4.00%	n/	a	n/	a
Southern Bank	136,741	10.65%	51,362	4.00%	64,203		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	107,040	9.88%	57,838	4.50%	n/	a	n/	a
Southern Bank	136,741	12.62%	57,783	4.50%	83,464		6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2016, fixed rate 1- to 4-family residential loan production totaled $11.5 million, as compared to $10.4 million during the same period of the prior fiscal year. At September 30, 2015, the fixed rate residential loan portfolio was $135.6 million with a weighted average maturity of 122 months, as compared to $147.6 million at September 30, 2014, with a weighted average maturity of 127 months. The Company originated $7.3 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2015, as compared to $10.8 million during the same period of the prior fiscal year. At September 30, 2015, fixed rate loans with remaining maturities in excess of 10 years totaled $39.3 million, or 3.7% of net loans receivable, as compared to $44.3 million, or 4.3% of net loans receivable at September 30, 2014. The Company originated $39.0 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2015, as compared to $28.3 million during the same period of the prior fiscal year.  The Company also originated $4.0 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2015, as compared to $13.9 million during the same period of the prior fiscal year. At September 30, 2015, adjustable-rate home equity lines of credit increased to $23.3 million, as compared to $22.5 million at September 30, 2014. At September 30, 2015, the Company's investment portfolio had an expected weighted-average life of 3.8 years, compared to 4.3 years at September 30, 2014. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2015, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2015
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$116,256	$(22,527)	-16%	9.01%	-1.49%
+200 bp	124,029	(14,754)	-11%	9.54%	-0.97%
+100 bp	130,861	(7,922)	-6%	9.99%	-0.52%
0 bp	138,783	-	0%	10.51%	0.00%
-100 bp	147,587	8,804	6%	11.08%	0.57%
-200 bp	157,138	18,355	13%	11.70%	1.19%
-300 bp	166,611	27,828	20%	12.30%	1.79%

June 30, 2015
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$109,800	$(24,425)	-18%	8.67%	-1.65%
+200 bp	118,317	(15,908)	-12%	9.25%	-1.06%
+100 bp	125,745	(8,480)	-6%	9.75%	-0.56%
0 bp	134,226	-	0%	10.32%	0.00%
-100 bp	143,417	9,192	7%	10.92%	0.61%
-200 bp	153,515	19,289	14%	11.58%	1.27%
-300 bp	163,386	29,160	22%	12.22%	1.90%

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

The Bank's Board of Directors (the "Board") is responsible for reviewing the Bank's asset and liability policies. The Board's Asset/Liability Committees meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank's management is responsible for administering the policies and determinations of the Boards with respect to the Bank's asset and liability goals and strategies.

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2015 thru 7/31/2015	-	-	-	-
8/1/2015 thru 8/31/2015	-	-	-	-
9/1/2015 thru 9/30/2015	-	-	-	-
Total	-	-	-	-

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
(f)            Tax Sharing Agreement*******
31.1                                Rule 13a-14(a) Certification of Principal Executive Officer
31.2                                Rule 13a-14(a) Certification of Principal Financial Officer
32                                Section 1350 Certification
101	Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant's definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant's definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
****** *******
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2014.
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2015	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)