Form 10-Q
period 2015-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2016-02-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2016
Common Stock, Par Value $.01	7,438,416 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND JUNE 30, 2015

	December 31, 2015	June 30, 2015
	(unaudited)
(dollars in thousands)
Cash and cash equivalents	$24,573	$16,775
Interest-bearing time deposits	1,221	1,944
Available for sale securities	129,085	129,593
Stock in FHLB of Des Moines	3,898	4,127
Stock in Federal Reserve Bank of St. Louis	2,340	2,340
Loans receivable, net of allowance for loan losses of $13,172 and $12,298 at December 31, 2015 and June 30, 2015, respectively	1,079,427	1,053,146
Accrued interest receivable	5,646	5,168
Premises and equipment, net	45,505	39,726
Bank owned life insurance – cash surrender value	19,754	19,692
Goodwill	4,556	4,556
Other intangible assets, net	3,682	4,201
Prepaid expenses and other assets	17,985	18,796
Total assets	$1,337,672	$1,300,064

Deposits	$1,117,221	$1,055,242
Securities sold under agreements to repurchase	23,066	27,332
Advances from FHLB of Des Moines	58,929	64,794
Accounts payable and other liabilities	3,843	4,618
Accrued interest payable	700	777
Subordinated debt	14,705	14,658
Total liabilities	1,218,464	1,167,421

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 0 shares and 20,000 shares, respectively, issued and outstanding at December 31, 2015 and June 30, 2015	-	20,000

Common stock, $.01 par value; 10,000,000 shares authorized; 7,428,416 and 7,419,666 shares, respectively, issued at December 31, 2015 and June 30, 2015	74	74
Additional paid-in capital	34,116	33,948
Retained earnings	84,132	77,760
Accumulated other comprehensive income	886	861
Total stockholders' equity	119,208	132,643

Total liabilities and stockholders' equity	$1,337,672	$1,300,064

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$13,362	$13,361	$26,460	$25,586
Investment securities	496	499	992	1,045
Mortgage-backed securities	368	448	738	863
Other interest-earning assets	9	49	17	82
Total interest income	14,235	14,357	28,207	27,576
INTEREST EXPENSE:
Deposits	1,847	1,703	3,633	3,305
Securities sold under agreements to repurchase	29	27	58	55
Advances from FHLB of Des Moines	320	333	637	673
Subordinated debt	139	132	274	254
Total interest expense	2,335	2,195	4,602	4,287
NET INTEREST INCOME	11,900	12,162	23,605	23,289
PROVISION FOR LOAN LOSSES	496	862	1,114	1,689
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,404	11,300	22,491	21,600
NONINTEREST INCOME:
Deposit account charges and related fees	901	934	1,825	1,745
Bank card interchange income	632	589	1,268	1,092
Loan late charges	81	83	158	179
Loan servicing fees	40	22	75	37
Other loan fees	178	112	347	246
Net realized gains on sale of loans	153	203	287	382
Net realized gains on sale of AFS securities	-	3	-	3
Earnings on bank owned life insurance	466	144	611	287
Other income	340	97	421	195
Total noninterest income	2,791	2,187	4,992	4,166
NONINTEREST EXPENSE:
Compensation and benefits	4,399	4,628	8,757	8,772
Occupancy and equipment, net	1,676	1,633	3,341	2,990
Deposit insurance premiums	163	174	323	337
Legal and professional fees	144	264	270	527
Advertising	219	275	473	406
Postage and office supplies	154	172	313	300
Intangible amortization	259	323	569	615
Bank card network expense	230	234	483	510
Other operating expense	922	887	1,625	1,735
Total noninterest expense	8,166	8,590	16,154	16,192
INCOME BEFORE INCOME TAXES	6,029	4,897	11,329	9,574
INCOME TAXES	1,820	1,460	3,485	2,841
NET INCOME	$4,209	$3,437	$7,844	$6,733
Less: dividend on preferred shares	35	50	85	100
Net income available to common shareholders	$4,174	$3,387	$7,759	$6,633

Basic earnings per common share	$0.56	$0.46	$1.05	$0.91
Diluted earnings per common share	$0.56	$0.45	$1.04	$0.89
Dividends per common share	$0.09	$0.085	$0.18	$0.17

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

(dollars in thousands)
Net income	$4,209	$3,437	$7,844	$6,733
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(343)	1,041	47	1,235
Less: reclassification adjustment for realized gains (losses) included in net income	-	3	-	3
Unrealized (losses) gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(4)	(2)	(8)	(1)
Tax benefit (expense)	129	(401)	(14)	(478)
Total other comprehensive income (loss)	(218)	635	25	753
Comprehensive income	$3,991	$4,072	$7,869	$7,486

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014 (Unaudited)
	Six months ended
	December 31,
(dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$7,844	$6,733
Items not requiring (providing) cash:
Depreciation	1,139	974
Loss on disposal of fixed assets	33	-
Stock option and stock grant expense	133	95
Amortization of intangible assets	569	615
Amortization of purchase accounting adjustments	(1,450)	(1,447)
Increase in cash surrender value of bank owned life insurance	(611)	(287)
Loss on sale of foreclosed assets	70	6
Provision for loan losses	1,114	1,689
Gains realized on AFS securities	-	(3)
Net amortization of premiums and discounts on securities	400	497
Originations of loans held for sale	(10,781)	(3,318)
Proceeds from sales of loans held for sale	10,630	3,995
Gain on sales of loans held for sale	(287)	(382)
Changes in:
Accrued interest receivable	(478)	(894)
Prepaid expenses and other assets	551	706
Accounts payable and other liabilities	(546)	(940)
Deferred income taxes	(640)	(624)
Accrued interest payable	(77)	103
Net cash provided by operating activities	7,613	7,518
Cash flows from investing activities:
Net increase in loans	(26,154)	(24,470)
Net change in interest-bearing deposits	723	4,951
Proceeds from maturities of available for sale securities	8,271	8,992
Proceeds from sales of available for sale securities	-	7,193
Net redemptions of Federal Home Loan Bank stock	229	1,537
Purchases of available-for-sale securities	(8,124)	-
Purchases of premises and equipment	(6,951)	(2,718)
Net cash received in acquisitions	-	3,221
Investments in state & federal tax credits	(162)	-
Proceeds from sale of fixed assets	-	14
Proceeds from sale of foreclosed assets	1,121	485
Proceeds from bank owned life insurance claim	549	-
Net cash used in investing activities	(30,498)	(795)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	60,536	41,357
Net increase in certificates of deposits	1,548	14,019
Net decrease in securities sold under agreements to repurchase	(4,266)	(4,176)
Proceeds from Federal Home Loan Bank advances	247,950	145,910
Repayments of Federal Home Loan Bank advances	(253,650)	(184,310)
Exercise of stock options	36	265
Dividends paid on preferred stock	(135)	(100)
Dividends paid on common stock	(1,336)	(1,256)
Redemption of preferred stock	(20,000)	-
Net cash provided by financing activities	30,683	11,709
Increase in cash and cash equivalents	7,798	18,432
Cash and cash equivalents at beginning of period	16,775	14,932
Cash and cash equivalents at end of period	$24,573	$33,364
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$281	$666
Conversion of foreclosed real estate to loans	185	58
Conversion of loans to repossessed assets	141	48
Cash paid during the period for:
Interest (net of interest credited)	$1,652	$1,450
Income taxes	2,500	2,897
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six-month periods ended December 31, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2015, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (Southern Missouri or Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $14.8 million and $6.6 million at

December 31 and June 30, 2015, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans ("purchased credit impaired loans"), the Company recorded a fair value discount and began carrying them at book value less the fair value discount (see Note 4). We determined the contractual amount and timing of undiscounted principal and interest payments on these loans (the "undiscounted contractual cash flows"), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated reduce the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Intangible Assets.  The Company's intangible assets at December 31, 2015 included gross core deposit intangibles of $5.9 million with $2.4 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $207,000. At June 30, 2015, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $1.9 million accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $157,000.  The Company's core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $456,000  in the remainder of fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020 and $42,000 thereafter.
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

Reclassification. Certain amounts included in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

`	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$13,945	$32	$(95)	$13,882
State and political subdivisions	43,764	1,623	(6)	45,381
Other securities	4,155	168	(703)	3,620
Mortgage-backed: GSE residential	65,826	473	(97)	66,202
Total investments and mortgage-backed securities	$127,690	$2,296	$(901)	$129,085

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$14,924	$49	$(159)	$14,814
State and political subdivisions	40,641	1,473	(93)	42,021
Other securities	3,189	184	(669)	2,704
Mortgage-backed GSE residential	69,483	597	(26)	70,054
Total investments and mortgage-backed securities	$128,237	$2,303	$(947)	$129,593

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2015
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Within one year	$1,676	$1,681
After one year but less than five years	15,626	15,629
After five years but less than ten years	18,412	18,926
After ten years	26,150	26,647
Total investment securities	61,864	62,883
Mortgage-backed securities	65,826	66,202
Total investments and mortgage-backed securities	$127,690	$129,085

The carrying value of securities sold under agreement to repurchase amounted to $23.1 million at December 31, 2015 and $27.3 million at June 30, 2015.  The securities, which are classified as borrowings, generally mature within one to four days.  The securities underlying the agreements consist of marketable securities, including $9.9 million and $10.9 million of U.S. Government and Federal Agency Obligations, $13.2 million and $15.6 million of Mortgage-Backed Securities, and $3.0 million and $2.1 million of Collateralized Mortgage Obligations, at December 31 and June 30, 2015, respectively.  The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default.  The collateral is held by the Company in a segregated custodial account.  In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities.  The Company closely monitors collateral levels to ensure adequate levels are maintained.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2015:

	December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$5,963	$34	$4,932	$61	$10,895	$95
Obligations of state and political subdivisions	1,488	5	532	1	2,020	6
Other securities	985	15	1,177	688	2,162	703
Mortgage-backed securities	13,000	97	-	-	13,000	97
Total investments and mortgage-backed securities	$21,436	$151	$6,641	$750	$28,077	$901

	June 30, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,970	$28	$6,862	$131	$9,832	$159
Obligations of state and political subdivisions	3,872	59	1,507	34	5,379	93
Other securities	-	-	1,206	669	1,206	669
Mortgage-backed securities	6,787	26	-	-	6,787	26
Total investments and mortgage-backed securities	$13,629	$113	$9,575	$834	$23,204	$947

Other securities. At December 31, 2015, there were three pooled trust preferred securities with an estimated fair value of $758,000 and unrealized losses of $678,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, or acquired after that date pursuant to a merger or acquisition with a banking entity holding the security under similar grandfathered status.

The December 31, 2015, cash flow analysis for the three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.3 to 1.7 percent; no recoveries on issuers currently in default; recoveries of zero to 70 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK) for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

For the last of these three securities, the Company has been receiving PIK in lieu of cash interest since June 2009. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers within the pool to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company currently expects this security to remain in PIK status for a period of less than one year. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of December 31, 2015, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of December 31, 2015, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-month periods ended December 31, 2015 and 2014.

	Accumulated Credit Losses
	Six Months Ended
	December 31,
(dollars in thousands)	2015	2014
Credit losses on debt securities held
Beginning of period	$365	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(5)	(5)
End of period	$360	$370

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2015	June 30, 2015
Real Estate Loans:
Residential	$ 392,320	$ 377,465
Construction	83,768	69,204
Commercial	411,200	404,720
Consumer loans	45,514	46,770
Commercial loans	190,253	191,886
	1,123,055	1,090,045
Loans in process	(30,525)	(24,688)
Deferred loan fees, net	69	87
Allowance for loan losses	(13,172)	(12,298)
Total loans	$ 1,079,427	$ 1,053,146

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

Residential Mortgage Lending. The Company actively originates loans for the acquisition or refinance of one- to four-family residences. This category includes both fixed-rate and adjustable-rate mortgage ("ARM") loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-occupied. Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property at origination. Substantially all of the one- to four-family residential mortgage originations in the Company's portfolio are located within the Company's primary lending area.

The Company also originates loans secured by multi-family residential properties that are often located outside the Company's primary lending area, but made to borrowers who operate within the primary lending area. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate "floor" and "ceiling" in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property at origination.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 20 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to five years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years. The Company typically includes an interest rate "floor" in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property at origination. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio at origination.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company's average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At December 31, 2015, construction loans outstanding included 35 loans, totaling $8.0 million, for which a modification had been agreed to. At June 30, 2015, construction loans outstanding included 49 loans, totaling $8.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31 and June 30, 2015, and activity in the allowance for loan losses for the three- and six-month periods ended December 31, 2015 and 2014:

	At period end and for the six months ended December 31, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	475	147	324	60	108	1,114
Losses charged off	(90)	-	(77)	(35)	(100)	(302)
Recoveries	3	-	46	3	10	62
Balance, end of period	$3,207	$1,046	$5,249	$786	$2,884	$13,172
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$144	$144
Ending Balance: collectively evaluated for impairment	$3,207	$1,046	$5,249	$786	$2,740	$13,028
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$625	$625
Ending Balance: collectively evaluated for impairment	$389,179	$51,411	$400,583	$45,514	$188,558	$1,075,245
Ending Balance: loans acquired with deteriorated credit quality	$3,141	$1,832	$10,617	$-	$1,070	$16,660

	For the three months ended December 31, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,295	$865	$5,049	$750	$2,853	$12,812
Provision charged to expense	(64)	181	210	59	110	496
Losses charged off	(26)	-	(56)	(25)	(88)	(195)
Recoveries	2	-	46	2	9	59
Balance, end of period	$3,207	$1,046	$5,249	$786	$2,884	$13,172

	At period end and for the six months ended December 31, 2014
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	340	206	381	229	533	1,689
Losses charged off	(11)	-	-	(38)	(19)	(68)
Recoveries	9	-	40	26	3	78
Balance, end of period	$2,800	$561	$4,564	$736	$2,297	$10,958
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$2,800	$561	$4,564	$736	$2,297	$10,958
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended December 31, 2014
(dollars in thousands)	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,676	$517	$4,175	$570	$2,172	$10,110
Provision charged to expense	123	44	367	185	143	862
Losses charged off	-	-	-	(20)	(18)	(38)
Recoveries	1	-	22	1	-	24
Balance, end of period	$2,800	$561	$4,564	$736	$2,297	$10,958

	June 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$160	$160
Ending Balance: collectively evaluated for impairment	$2,819	$899	$4,956	$758	$2,706	$12,138
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$675	$675
Ending Balance: collectively evaluated for impairment	$374,186	$42,655	$394,028	$46,560	$190,128	$1,047,557
Ending Balance: loans acquired with deteriorated credit quality	$3,279	$1,861	$10,692	$210	$1,083	$17,125

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31, 2015 and June 30, 2015. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	December 31, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$388,173	$53,243	$400,674	$45,109	$187,551
Watch	1,052	-	3,957	65	96
Special Mention	-	-	-	-	-
Substandard	3,095	-	6,569	340	2,606
Doubtful	-	-	-	-	-
Total	$392,320	$53,243	$411,200	$45,514	$190,253

	June 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$372,797	$44,383	$392,063	$46,513	$188,784
Watch	1,155	-	4,636	72	119
Special Mention	-	-	-	-	-
Substandard	3,513	133	8,021	185	2,983
Doubtful	-	-	-	-	-
Total	$377,465	$44,516	$404,720	$46,770	$191,886

The above amounts include purchased credit impaired loans. At December 31, 2015, purchased credited impaired loans comprised $7.2 million of credits rated "Pass"; $3.6 million of credits rated "Watch"; none rated "Special Mention"; $5.3 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2015,  purchased credit impaired loans accounted for $6.4 million of credits rated "Pass"; $4.0 million of credits  rated "Watch"; none rated "Special Mention"; $6.7 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2015.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

	December 31, 2015
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,877	$480	$1,606	$3,963	$388,357	$392,320	$28
Construction	-	-	-	-	53,243	53,243	-
Commercial	774	275	319	1,368	409,832	411,200	-
Consumer loans	369	68	220	657	44,857	45,514	51
Commercial loans	422	-	25	447	189,806	190,253	-
Total loans	$3,442	$823	$2,170	$6,435	$1,086,095	$1,092,530	$79

	June 30, 2015
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans > 90
(dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Days & Accruing
Real Estate Loans:
Residential	$1,143	$1,645	$439	$3,227	$374,238	$377,465	$-
Construction	113	-	132	245	44,271	44,516	-
Commercial	350	246	34	630	404,090	404,720	-
Consumer loans	260	11	48	319	46,451	46,770	34
Commercial loans	375	127	30	532	191,354	191,886	11
Total loans	$2,241	$2,029	$683	$4,953	$1,060,404	$1,065,357	$45

At December 31, 2015, there were two purchased credit impaired loan totaling $1.4 million that were greater than 90 days past due, and none at June 30, 2015.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2015. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2015
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,408	$3,669	$-
Construction real estate	1,426	1,820	-
Commercial real estate	11,927	13,665	-
Consumer loans	32	32	-
Commercial loans	1,302	1,387	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	625	625	144
Total:
Residential real estate	$3,408	$3,669	$-
Construction real estate	$1,426	$1,820	$-
Commercial real estate	$11,927	$13,665	$-
Consumer loans	$32	$32	$-
Commercial loans	$1,927	$2,012	$144

	June 30, 2015
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,552	$3,814	$-
Construction real estate	1,861	2,806	-
Commercial real estate	12,772	14,602	-
Consumer loans	245	241	-
Commercial loans	1,340	1,437	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	675	675	160
Total:
Residential real estate	$3,552	$3,814	$-
Construction real estate	$1,861	$2,806	$-
Commercial real estate	$12,772	$14,602	$-
Consumer loans	$245	$241	$-
Commercial loans	$2,015	$2,112	$160

The above amounts include purchased credit impaired loans. At December 31, 2015, purchased credit impaired loans comprised $16.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $16.1 million of total impaired loans. At June 30, 2015, purchased credit impaired loans comprised $17.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $17.1 million of total impaired loans.
The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,115	$16
Construction Real Estate	1,629	25
Commercial Real Estate	10,575	390
Consumer Loans	-	-
Commercial Loans	1,064	20
Total Loans	$16,383	$451

	For the three-month period ended
	December 31, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$4,096	$68
Construction Real Estate	2,585	49
Commercial Real Estate	12,248	181
Consumer Loans	196	3
Commercial Loans	1,113	14
Total Loans	$20,238	$315

	For the six months ended
	December 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,170	$44
Construction Real Estate	1,706	62
Commercial Real Estate	10,614	574
Consumer Loans	70	2
Commercial Loans	1,071	39
Total Loans	$16,631	$721

	For the six months ended
	December 31, 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,327	$137
Construction Real Estate	1,723	99
Commercial Real Estate	8,588	370
Consumer Loans	130	6
Commercial Loans	780	28
Total Loans	$14,548	$640

Interest income on impaired loans recognized on a cash basis in the three- and six-month periods ended December 31, 2015 and 2014, was immaterial.

For the three- and six-month periods ended December 31, 2015, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $48,000 and $97,000, respectively, as compared to $56,000 and $85,000, respectively, for the three-and six-month periods ended December 31, 2014.

The following table presents the Company's nonaccrual loans at December 31 and June 30, 2015. The table excludes performing troubled debt restructurings.

(dollars in thousands)	December 31, 2015	June 30, 2015
Residential real estate	$1,921	$2,202
Construction real estate	-	133
Commercial real estate	1,602	1,271
Consumer loans	242	88
Commercial loans	38	63
Total loans	$3,803	$3,757

The above amounts include purchased credit impaired loans. At December 31 and June 30, 2015, these loans comprised $2.7 million and $2.4 million of nonaccrual loans, respectively.

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

During the three- and six-month periods ended December 31, 2015 and 2014, certain loans were classified as TDRs. They are shown, segregated by class, in the tables below:

	For the three months ended
	December 31, 2015		December 31, 2014
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	41
Consumer loans	-	-	-	-
Commercial loans	-	-	1	250
Total	-	$-	2	$291

	For the six months ended
	December 31, 2015		December 31, 2014
	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	2	$49	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	41
Consumer loans	-	-	-	-
Commercial loans	-	-	1	250
Total	2	$49	2	$291

Performing loans classified as TDRs outstanding at December 31 and June 30, 2015, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2015		June 30, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$487	7	$602
Construction real estate	-	-	-	-
Commercial real estate	11	3,808	14	4,666
Consumer loans	-	-	-	-
Commercial loans	3	1,253	3	1,280
Total	21	$5,548	24	$6,548

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

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2015. The amount of these loans is shown below:

(dollars in thousands)	December 31, 2015	June 30, 2015
Residential real estate	$3,352	$3,542
Construction real estate	1,820	2,806
Commercial real estate	12,269	12,523
Consumer loans	-	207
Commercial loans	1,142	1,180
Outstanding balance	$18,583	$20,258
Carrying amount, net of fair value adjustment of $2,477 and $3,132 at December 31, 2015 and June 30, 2015, respectively	$16,106	$17,126

Accretable yield, or income expected to be collected, is as follows:

	For the three months ending
(dollars in thousands)	December 31, 2015	December 31, 2014
Balance at beginning of period	$582	$317
Additions	-	-
Accretion	(255)	(86)
Reclassification from nonaccretable difference	339	304
Disposals	-	-
Balance at end of period	$666	$535

	For the six months ending
(dollars in thousands)	December 31, 2015	December 31, 2014
Balance at beginning of period	$547	$380
Additions	-	(4)
Accretion	(304)	(145)
Reclassification from nonaccretable difference	423	304
Disposals	-	-
Balance at end of period	$666	$535

During the three- and six-month periods ended December 31, 2015 and 2014, the Company did not increase the allowance for loan losses related to these purchased credit impaired loans. During the same periods, the Company did not reverse the allowance for loan losses related to these loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2015	June 30, 2015
Non-interest bearing accounts	$127,487	$117,471
NOW accounts	392,353	336,097
Money market deposit accounts	76,906	67,752
Savings accounts	116,889	131,884
Certificates	403,586	402,038
Total Deposit Accounts	$1,117,221	$1,055,242

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

(dollars in thousands except per share data)
Net income	$4,209	$3,437	$7,844	$6,733
Dividend on preferred stock	35	50	85	100
Net income available to common shareholders	$4,174	$3,387	$7,759	$6,633

Average Common shares – outstanding basic	7,425,351	7,404,354	7,423,853	7,259,114
Stock options under treasury stock method	34,833	188,568	32,804	186,542
Average Common shares – outstanding diluted	7,460,184	7,592,922	7,456,657	7,445,656

Basic earnings per common share	$0.56	$0.46	$1.05	$0.91
Diluted earnings per common share	$0.56	$0.45	$1.04	$0.89

At December 31, 2015 and 2014, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three months ended		For the six months ended
(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Income taxes
Current	$1,921	$2,101	$4,125	$3,465
Deferred	(101)	(641)	(640)	(624)
Total income tax provision	$1,820	$1,460	$3,485	$2,841

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	December 31, 2015	June 30, 2015
Deferred tax assets:
Provision for losses on loans	$4,449	$5,037
Accrued compensation and benefits	782	538
Other-than-temporary impairment on available for sale securities	142	137
NOL carry forwards acquired	910	768
Minimum Tax Credit	130	130
Unrealized loss on other real estate	107	6
Other	637	319
Total deferred tax assets	7,157	6,935

Deferred tax liabilities:
Purchase accounting adjustments	1,041	1,985
Depreciation	1,202	992
FHLB stock dividends	194	39
Prepaid expenses	243	81
Unrealized gain on available for sale securities	516	502
Total deferred tax liabilities	3,196	3,599

Net deferred tax asset	$3,961	$3,336

As of December 31 and June 30, 2015, the Company had approximately $1.8 and $3.9 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the

February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three months ended		For the six months ended
(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Tax at statutory rate	$2,109	$1,665	$3,965	$3,256
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(145)	(134)	(279)	(265)
State tax, net of Federal benefit	163	127	317	247
Cash surrender value of Bank-owned life insurance	(163)	(49)	(208)	(98)
Tax credit benefits	(63)	(91)	(125)	(181)
Other, net	(82)	(59)	(185)	(118)
Actual provision	$1,820	$1,460	$3,485	$2,841

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Southern Bank 401(k) Retirement Plan (the Plan) covers substantially all Southern Bank employees who are at least 21 years of age and who have completed one year of service. The Company made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2015; for fiscal 2016, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three and six-month periods ended December 31, 2015, retirement plan expenses recognized for the Plan were approximately $207,000, and $421,000, respectively, as compared to $166,000 and $329,000, respectively, for the same periods of the prior fiscal year.

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

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.5 million at December 31, and June 30, 2015.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $4.9 million at December 31, and June 30, 2015.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement.  Based upon the increase in the Bank's level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%.  For the second through ninth calendar quarters, the dividend rate was adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QBSL.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. The dividend rate for the quarter ended December 31, 2015, was 1%.  After four and one half years from issuance, the dividend rate would increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, the holder of the SBLF Preferred Stock will have the right to appoint a representative as an observer on the Company's Board of Directors.  In the event that the Company misses six dividend payments, the holder of the SBLF Preferred Stock has the right to designate two directors to the Board of Directors of the Company.

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

Level 1                          Quoted prices in active markets for identical assets or liabilities

Level 2                          Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                          Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, and June 30, 2015:

	Fair Value Measurements at December 31, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$13,882	$-	$13,882	$-
State and political subdivisions	45,381	-	45,381	-
Other securities	3,620	-	3,620	-
Mortgage-backed GSE residential	66,202	-	66,202	-

	Fair Value Measurements at June 30, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$14,814	$-	$14,814	$-
State and political subdivisions	42,021	-	42,021	-
Other securities	2,704	-	2,478	226
Mortgage-backed GSE residential	70,054	-	70,054	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2015.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three- and six-month periods ended December 31, 2015 and 2014:

	Three months ended
(dollars in thousands)	December 31, 2015	December 31, 2014
Available-for-sale securities, beginning of period	$-	$162
Total unrealized gain (loss) included in comprehensive income	-	10
Transferred from Level 3 to Level 2	-	-
Available-for-sale securities, end of period	$-	$172

	Six months ended
(dollars in thousands)	December 31, 2015	December 31, 2014

Available-for-sale securities, beginning of period	$226	$133
Total unrealized gain (loss) included in comprehensive income	26	39
Transfer from Level 3 to Level 2	(252)	-
Available-for-sale securities, end of period	$-	$172

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2015:

	Fair Value Measurements at December 31, 2015, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$481	$-	$-	$481
Foreclosed and repossessed assets held for sale	3,735	-	-	3,735

	Fair Value Measurements at June 30, 2015, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$515	$-	$-	$515
Foreclosed and repossessed assets held for sale	4,504	-	-	4,504

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2015 and 2014:

	For the six months ended
(dollars in thousands)	December 31, 2015	December 31, 2014
Impaired loans (collateral dependent)	$-	$-
Foreclosed and repossessed assets held for sale	(176)	(7)
Total (losses) gains on assets measured on a non-recurring basis	$(176)	$(7)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company's $16.1 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at December 31, 2015, excluding TDR's, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $15.1. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at December 31, 2015	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$ 481	Internal evaluation of closely held stock	Discount to reflect realizable value	n/a	33.4%
Foreclosed and repossessed assets	3,735	Third party appraisal	Marketability discount	0.0% - 76.0%	36.9%

(dollars in thousands)	Fair value at June 30, 2015	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$ 226	Discounted cash flow	Discount rate Annual prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	11.3% 1.0% 32.1% 6.1%
Nonrecurring Measurements
Impaired loans (collateral dependent)	$ 515	Internal evaluation of closely held stock	Discount to reflect realizable value	n/a	28.7%
Foreclosed and repossessed assets	4,504	Third party appraisal	Marketability discount	0.0% - 76.0%	33.0%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2015.

	December 31, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$24,573	$24,573	$-	$-
Interest-bearing time deposits	1,221	-	1,221	-
Stock in FHLB	3,898	-	3,898	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,079,427	-	-	1,082,082
Accrued interest receivable	5,646	-	5,646	-
Financial liabilities
Deposits	1,117,221	714,258	-	403,361
Securities sold under agreements to repurchase	23,066	-	23,066	-
Advances from FHLB	58,929	18,300	41,671	-
Accrued interest payable	700	-	700	-
Subordinated debt	14,705	-	-	11,624
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,775	$16,775	$-	$-
Interest-bearing time deposits	1,944	-	1,944	-
Stock in FHLB	4,127	-	4,127	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,053,146	-	-	1,057,677
Accrued interest receivable	5,168	-	5,168	-
Financial liabilities
Deposits	1,055,242	653,294	-	401,820
Securities sold under agreements to repurchase	27,332	-	27,332	-
Advances from FHLB	64,794	23,500	42,870	-
Accrued interest payable	777	-	777	-
Subordinated debt	14,658	-	-	12,290
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company and its subsidiary, the Peoples Bank of the Ozarks, Nixa, Missouri (herein collectively, "Peoples Bank").  Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system.   Included in noninterest expense for the three- and six-month periods ended December, 2014, was $381,000 and $508,000, respectively, in third-party acquisition related costs, with no comparable expenses in the current periods.

The following unaudited pro forma condensed financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014
(dollars in thousands except per share data)
Interest income	14,235	14,357	28,207	28,765
Interest expense	2,335	2,195	4,602	4,385
Net interest income	11,900	12,162	23,605	24,380
Provision for loan losses	496	862	1,114	1,689
Noninterest income	2,791	2,187	4,992	4,164
Noninterest expense	8,166	8,590	16,154	17,978
Income before income taxes	6,029	4,897	11,329	8,877
Income taxes	1,820	1,460	3,485	2,767
Net income	4,209	3,437	7,844	6,110
Dividends on preferred shares	35	50	85	100
Net income available to common stockholders	4,174	3,387	7,759	6,010

Earnings per share
Basic	$0.56	$0.46	$1.05	$0.81
Diluted	$0.56	$0.45	$1.04	$0.79

Basic weighted average shares outstanding - split adjusted	7,425,351	7,404,354	7,423,853	7,390,704
Diluted weighted average shares outstanding - split adjusted	7,460,184	7,592,922	7,456,657	7,577,246

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

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2015, the Bank operated from its headquarters, 31 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 29 of its other branch offices.  The remaining five branches are either leased or partially owned.

The significant accounting policies followed by Southern Missouri and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at December 31, 2015, and results of operations for the three- and six-month periods ended December 31, 2015 and 2014.

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

These measures indicate what net income available to common shareholders, return on average assets, return on average common equity, and net interest margin would have been without the impact of the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits resulting from the August 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the Peoples Acquisition). Management believes that showing these measures excluding these items provides useful information by which to evaluate the Company's operating performance on an ongoing basis from period to period.  Other acquisitions, with smaller acquired loan balances remaining, result in less variation between GAAP and what management believes to be core operating results, and are therefore not reflected in this disclosure, although they may have been included in prior presentations.

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the six months ended
(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net income available to common stockholders	$4,174	$3,387	$7,759	$6,633
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	348	451	606	695
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	$3,826	$2,936	$7,153	$5,938

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Return on average assets	1.27%	1.06%	1.20%	1.07%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.10%	0.14%	0.10%	0.11%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	1.17%	0.92%	1.10%	0.96%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Return on average common equity	13.98%	12.51%	13.28%	12.82%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	1.16%	1.67%	1.03%	1.34%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	12.82%	10.84%	12.25%	11.48%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net interest margin	3.88%	4.03%	3.88%	3.98%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	0.18%	0.24%	0.16%	0.19%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	3.70%	3.79%	3.72%	3.79%

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

During the first six months of fiscal 2016, we grew our balance sheet by $37.6 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $26.3 million. Cash equivalents and time deposits increased a combined $7.1 million, fixed assets increased $5.8 million, and available-for-sale investments decreased $508,000. Deposits increased $62.0 million, due in part to seasonal inflows of public unit deposits; securities sold under agreements to repurchase decreased $4.3 million; and advances from the Federal Home Loan Bank (FHLB) decreased $5.9 million, with the decrease resulting from lower overnight borrowings. Equity decreased $13.4 million, due to the Company's redemption in October 2015 of $20.0 million in Senior Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Preferred Stock) which had been issued in July 2011 under the U.S. Treasury's Small Business Lending Fund (SBLF), partially offset by retention of net income.

Net income for the first six months of fiscal 2016 was $7.8 million, an increase of $1.1 million, or 16.5% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $85,000 in the current period, net earnings available to common shareholders were $7.8 million in the six-month period ended December

31, 2015, an increase of 17.0% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of an increase in noninterest income, a decrease in provision for loan losses, an increase in net interest income, and a decrease in non-interest expense, partially offset by an increase in provision for income taxes. Diluted net income available to common shareholders was $1.04 per share for the first six months of fiscal 2016, as compared to $0.89 per share for the same period of the prior fiscal year, adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid in January 2015. For the first six months of fiscal 2016, noninterest income increased $826,000, or 19.8%; provision for loan losses decreased $575,000, or 34.0%; net interest income increased $316,000, or 1.4%; noninterest expense decreased $38,000, or 0.2%; and provision for income taxes increased $644,000, or 22.7%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates were volatile during the first six months of fiscal 2016, moving lower in late July and August, stabilizing in September and October, then moving back higher in November as the market came to the conclusion that a rate increase by the Federal Reserve's Federal Open Market Committee (FOMC) was likely. The FOMC did increase the federal funds rate target in December, and short term rates most affected by FOMC policy moved higher as a result, flattening the yield curve. A flat or flattening yield curve is generally detrimental to the Company. Market sentiment regarding the likelihood the FOMC's ability to execute multiple additional rate increases which they have projected for 2016 has recently become less certain. Our average yield on earning assets decreased, as reinvestment at relatively low market rates was partially offset by a shift in the earning asset mix towards higher-yielding investment types (see "Results of Operations: Comparison of the three- and six-month periods ended December 31, 2015 and 2014 – Net Interest Income"). Meanwhile, our cost of funds increased slightly.

Our net interest margin decreased by ten basis points when comparing the first six months of fiscal 2016 to the same period of the prior fiscal year.  The deterioration was attributable primarily to lower loan yields, partially offset by holding an increased percentage of our earning assets in loans, versus securities and cash equivalents.  Purchase accounting adjustments related to the Peoples Acquisition, in which the Company acquired loans at a material discount, were reduced, as a result of the lower average balance of those acquired loans during the current period, partially offset by a benefit resulting from the resolution of a purchased credit-impaired loan with a carrying value less than the payoff realized, and the holding of those discounted assets for a full six months in the current period, as compared to holding them for a five-month period beginning on the August 5, 2014, closing of the acquisition through the December 31, 2014, end of the comparable period. Net interest income resulting from the accretion of this discount (and a smaller premium on acquired time deposits) in the first six months of fiscal 2016 decreased to $969,000, as compared to $1.2 million in the first six months of fiscal 2015. This component of net interest income contributed 16 basis points to the net interest margin in the current six-month period, as compared to 20 basis points in the year-ago period. The Company expects that as the acquired loan portfolio pays down, the positive impact on net interest income of discount accretion resulting from the acquisition will be reduced. Our core net interest margin, excluding this income, decreased to 3.72% in the current six-month period, as compared to 3.78% in the prior year's six-month period.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2015, noninterest income increased $826,000, or 19.8%, as compared to the same period of the prior fiscal year, attributable to nonrecurring items related to bank-owned life insurance and the Company's ownership of stock in Ozark Trust and Investment Corporation, the acquisition of which by Simmons First National corporation closed during the quarter ended December 31, 2015. For the six-month period, aside from the nonrecurring items noted, noninterest income was up, as increased deposit account service charges, bank card interchange income, and loan fees were partially offset by lower gains realized on sales of residential loans into the secondary market.  Noninterest expense for the six-month period ended December 31, 2015, decreased $38,000, or 0.2%, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to inclusion in the prior period's results of charges totaling $487,000 related to merger activity, with no comparable expenses in the current period, partially offset by higher occupancy and advertising expenses in the current period.

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

Comparison of Financial Condition at December 31 and June 30, 2015

The Company experienced balance sheet growth in the first six months of fiscal 2016, with total assets of $1.3 billion at December 31, 2015, reflecting an increase of $37.6 million, or 2.9%, as compared to June 30, 2015. Balance sheet growth was funded primarily through deposit growth.

Available-for-sale (AFS) securities were $129.1 million at December 31, 2015, a decrease of $508,000, or 0.4%, as compared to June 30, 2015. The decrease was attributable to principal payments received on mortgage-backed securities and U.S. government agency obligations, partially offset by purchases of municipal securities. Cash equivalents and time deposits were $25.8 million, an increase of $7.1 million, or 37.8%, as compared to June 30, 2015.

Loans, net of the allowance for loan losses, were $1.1 billion at December 31, 2015, an increase of $26.3 million, or 2.5%, as compared to June 30, 2015. The increase was primarily attributable to growth in residential real estate loan, construction loan, and commercial real estate loan balances, partially offset by lower consumer and commercial loan balances.

Premises and equipment, net of accumulated depreciation, were $45.5 million at December 31, 2015, an increase of $5.8 million, or 14.5%, as compared to June 30, 2015. The increase was primarily attributable to ongoing construction of a new corporate headquarters office in Poplar Bluff, Missouri, and the finishing of leased office space in Springfield, Missouri, partially offset by an increase in accumulated depreciation.

Deposits were $1.1 billion at December 31, 2015, an increase of $62.0 million, or 5.9%, as compared to June 30, 2015. The increase was primarily attributable to growth in interest-bearing and noninterest-bearing transaction accounts, money market deposit accounts, and certificates of deposit, partially offset by decreases in statement and passbook savings accounts.  The decline in savings account balances was attributed to larger public unit depositors shifting balances between deposit account types.  The increase in deposits during the quarter ended December 31, 2015, was due in part to seasonal inflows of public unit deposits, which were up $26.5 million from September 30, 2015, and which generally reverse somewhat in the following quarter. The average loan-to-deposit ratio for the first quarter of fiscal 2016 was 99.2%, as compared to 98.9% for the same period of the prior fiscal year.

FHLB advances were $58.9 million at December 31, 2015, a decrease of $5.9 million, or 9.1%, as compared to June 30, 2015. The decrease was attributable to the Company's reduction in overnight borrowings due to strong deposit growth during the six months ended December 31, 2015. Securities sold under agreements to repurchase totaled $23.1 million at December 31, 2015, a decrease of $4.3 million, or 15.6%, as compared to June 30, 2015. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $119.2 million at December 31, 2015, a decrease of $13.4 million, or 10.1%, as compared to June 30, 2015. The decrease was attributable to the redemption of the Company's redemption in October 2015 of $20.0 million in SBLF preferred stock, combined with the payment of dividends on common and preferred stock, partially offset by retention of net income and an increase in accumulated other comprehensive income.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2015 and 2014

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2015 and 2014. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three months ended			Three months ended
	December 31, 2015			December 31, 2014
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$856,442	$10,566	4.93	$817,935	$10,530	5.15
Other loans (1)	224,084	2,796	4.99	212,886	2,831	5.32
Total net loans	1,080,526	13,362	4.95	1,030,821	13,361	5.18
Mortgage-backed securities	66,030	368	2.23	82,584	448	2.17
Investment securities (2)	69,014	496	2.87	72,921	499	2.74
Other interest earning assets	10,352	9	0.35	20,542	49	0.95
Total interest earning assets (1)	1,225,922	14,235	4.64	1,206,868	14,357	4.76
Other noninterest earning assets (3)	96,411	-		90,683	-
Total assets	$1,322,333	$14,235		$1,297,551	$14,357

Interest bearing liabilities:
Savings accounts	$122,427	98	0.32	$109,137	100	0.37
NOW accounts	362,918	669	0.74	294,350	576	0.78
Money market deposit accounts	77,224	56	0.29	96,213	56	0.23
Certificates of deposit	400,940	1,024	1.02	420,866	971	0.92
Total interest bearing deposits	963,509	1,847	0.77	920,566	1,703	0.74
Borrowings:
Securities sold under agreements to repurchase	24,861	29	0.47	23,475	27	0.46
FHLB advances	70,108	320	1.83	88,642	333	1.50
Subordinated debt	14,694	139	3.78	14,606	132	3.61
Total interest bearing liabilities	1,073,172	2,335	0.87	1,045,289	2,195	0.84
Noninterest bearing demand deposits	125,759	-		121,280	-
Other noninterest bearing liabilities	755	-		658	-
Total liabilities	1,199,686	2,335		1,167,227	2,195
Stockholders' equity	122,647	-		128,324	-
Total liabilities and stockholders' equity	$1,322,333	$2,335		$1,297,551	$2,195

Net interest income		$11,900			$12,162

Interest rate spread (4)			3.77%			3.92%
Net interest margin (5)			3.88%			4.03%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.23%			115.46%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $41.8 million and $19.7 million, respectively, for the three-month period ended December 31, 2015, as compared to $32.7 million and $19.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	December 31, 2015			December 31, 2014
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$845,110	$20,773	4.92	$785,550	$20,112	5.12
Other loans (1)	227,078	5,687	5.01	204,890	5,474	5.34
Total net loans	1,072,188	26,460	4.94	990,440	25,586	5.17
Mortgage-backed securities	66,939	738	2.20	79,779	863	2.16
Investment securities (2)	68,436	992	2.90	76,059	1,045	2.75
Other interest earning assets	9,920	17	0.34	23,934	82	0.69
Total interest earning assets (1)	1,217,483	28,207	4.63	1,170,212	27,576	4.71
Other noninterest earning assets (3)	93,924	-		83,771	-
Total assets	$1,311,407	$28,207		$1,253,983	$27,576

Interest bearing liabilities:
Savings accounts	$126,409	203	0.32	$114,344	199	0.35
NOW accounts	351,699	1,319	0.75	284,843	1,131	0.79
Money market deposit accounts	72,823	101	0.28	79,683	101	0.25
Certificates of deposit	398,369	2,010	1.01	398,151	1,874	0.94
Total interest bearing deposits	949,300	3,633	0.77	877,021	3,305	0.75
Borrowings:
Securities sold under agreements to repurchase	25,373	58	0.46	24,037	55	0.45
FHLB advances	69,475	637	1.83	103,842	673	1.30
Subordinated debt	14,682	274	3.73	13,587	254	3.74
Total interest bearing liabilities	1,058,830	4,602	0.87	1,018,487	4,287	0.84
Noninterest bearing demand deposits	123,021	-		110,579	-
Other noninterest bearing liabilities	1,106	-		1,373	-
Total liabilities	1,182,957	4,602		1,130,439	4,287
Stockholders' equity	128,450	-		123,544	-
Total liabilities and stockholders' equity	$1,311,407	$4,602		$1,253,983	$4,287

Net interest income		$23,605			$23,289

Interest rate spread (4)			3.76%			3.87%
Net interest margin (5)			3.88%			3.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.98%			114.90%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $40.2 million and $19.7 million, respectively, for the six-month period ended December 31, 2015, as compared to $30.3 million and $19.2 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company's net interest income for the three- and six-month periods ended December 31, 2015. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three months ended December 31, 2015
	Compared to three months ended December 31, 2014
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(614)	$644	$(29)	$1
Mortgage-backed securities	12	(90)	(2)	(80)
Investment securities (2)	25	(27)	(1)	(3)
Other interest-earning deposits	(30)	(24)	14	(40)
Total net change in income on
interest-earning assets	(607)	503	(18)	(122)

Interest-bearing liabilities:
Deposits	71	89	(16)	144
Securities sold under
agreements to repurchase	-	2	-	2
Subordinated debt	5	1	1	7
FHLB advances	71	(70)	(14)	(13)
Total net change in expense on
interest-bearing liabilities	147	22	(29)	140
Net change in net interest income	$(754)	$481	$11	$(262)

	Six months ended December 31, 2015
	Compared to six months ended December 31, 2014
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(1,143)	$2,112	$(95)	$874
Mortgage-backed securities	16	(139)	(2)	(125)
Investment securities (2)	56	(105)	(4)	(53)
Other interest-earning deposits	(42)	(48)	25	(65)
Total net change in income on
interest-earning assets	(1,113)	1,820	(76)	631

Interest-bearing liabilities:
Deposits	(7)	295	40	328
Securities sold under
agreements to repurchase	1	3	(1)	3
Subordinated debt	(1)	20	1	20
FHLB advances	279	(223)	(92)	(36)
Total net change in expense on
interest-bearing liabilities	272	95	(52)	315
Net change in net interest income	$(1,385)	$1,725	$(24)	$316

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2015 and 2014

General. Net income for the three- and six-month periods ended December 31, 2015, was $4.2 million and $7.8 million, respectively, increases of $772,000, or 22.4%, and $1.1 million, or 16.5%, as compared to the same periods of the prior fiscal year.  After preferred dividends of $35,000 and $85,000, respectively, paid in the three- and six-month periods ended December 31, 2015, net income available to common shareholders was $4.2 million and $7.8 million, respectively, increases of $787,000, or 23.2%, and $1.1 million, or 17.0%, respectively, as compared to the same periods of the prior fiscal year, when preferred dividends of $50,000 and $100,000, respectively, were paid.

For the three-month period ended December 31, 2015, both basic and fully-diluted net income per share available to common shareholders was $0.56, an increase of $0.10, or 21.7%, and $.0.11, or 24.4%, respectively, as compared to basic and fully-diluted net income per share available to common shareholders in the same period of the prior fiscal year. Our annualized return on average assets for the three-month period ended December 31, 2015, was 1.27%, as compared to 1.06% for the same period of the prior fiscal year. Excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition, return on average assets for the three-month period ended December 31, 2015, was 1.17%, as compared to 0.92% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended December 31, 2015, was 14.0%, as compared to 12.5% in the same period of the prior fiscal year.

For the six-month period ended December 31, 2014, basic and fully-diluted net income per share available to common shareholders was $1.05 and $1.04, respectively, increases of $0.14, or 15.4%, and $0.15, or 16.9% respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the six-month period ended December 31, 2015, was 1.20%, as compared to 1.07% for the same period of the prior fiscal year. Excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition, return on average assets for the six-month period ended December 31, 2015, was 1.10%, as compared to 0.96% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the six-month period ended December 31, 2015, was 13.3%, as compared to 12.8% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2015, was $11.9 million, a decrease of $262,000, or 2.1%, as compared to the same period of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $557,000, in the current three-month period, as compared to $722,000 in the same period of the prior fiscal year.

Net interest income for the six-month period ended December 31, 2015, was $23.6 million, an increase of $316,000, or 1.4%, as compared to the same period of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $1.0 million in the current six-month period, as compared to $1.1 million in the same period of the prior fiscal year.

Our net interest margin for the three- and six-month periods ended December 31, 2015, determined by dividing annualized net interest income by total average interest-earning assets, was 3.88%, as compared to 4.03% and 3.98% in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was 3.70% and 3.72%, respectively, for the three-and six-month periods ended December 31, 2015, as compared to 3.79% for the same periods of the prior fiscal year. Our average net interest rate spread for the three- and six-month periods ended December 31, 2015, was 3.77% and 3.76%, respectively, as compared to 3.92% and 3.87%, respectively, for the same periods of the prior fiscal year.

For the three-month period ended December 31, 2015, our average net interest rate spread was 3.77%, as compared to 3.92% in the same period of the prior fiscal year, resulting from a 12 basis point decrease in the average yield on interest-earning assets, combined with a three basis point increase in the average cost of interest-bearing liabilities. The average balance of our interest-earning assets increased $19.1 million, or 1.6%, when comparing the three-month period ended December 31, 2015, with the same period of the prior fiscal year.

For the six-month period ended December 31, 2015, our average net interest rate spread was 3.76%, as compared to 3.87% in the same period of the prior fiscal year, resulting from an eight basis point decrease in the average yield on interest earning assets, combined with a three basis point increase in the average cost of interest-bearing liabilities.

The average balance of our interest-earning assets increased $47.3 million, or 4.0%, when comparing the six-month period ended December 31, 2015, with the same period of the prior fiscal year, due in part to the August 2014 completion of the Peoples Acquisition.

Interest Income. Total interest income for the three-month period ended December 31, 2015, was $14.2 million, a decrease of $122,000, or 0.9%, as compared to the same period of the prior fiscal year. The decrease was attributed to a twelve basis point decline in the average yield earned on interest-earning assets in the current period compared to the year ago period, partially offset by a 1.6% increase in the average balance of interest-earning assets for the current period as compared to the year ago period. The decline in yields earned was due to the continued generally low rate environment and reinvestment in interest earning assets at current market rates, along with a reduction in the accretion of fair value discount on loans acquired in the Peoples Acquisition which closed in early August 2014, while the increase in average balances was the result of higher average loan balances, partially offset by lower average balances for other interest-earning assets, including cash equivalents and available for sale investments.

Total interest income for the six-month period ended December 31, 2015, was $28.2 million, an increase of $631,000, or 2.3%, as compared to the same period of the prior fiscal year. The increase was attributed to a 4.6% increase in the average balance of interest-earning assets for the current period as compared to the year ago period, partially offset by an eight basis point decline in the average yield earned on interest-earning assets in the current period compared to the year ago period. The increase in average balances was due to higher average loan balances, partially offset by lower average balances for other interest-earning assets, including cash equivalents and available for sale investments, while the decline in yields earned was the result of the continued generally low rate environment and reinvestment in interest earning assets at current market rates, along with a reduction in the accretion of fair value discount on loans acquired in the Peoples Acquisition which closed in early August 2014.

Interest Expense. Total interest expense for the three- and six-month periods ended December 31, 2015 was $2.3 million and $4.6 million, increases of $140,000, or 6.3%, and $315,000, or 7.4%, respectively, as compared to the same periods of the prior fiscal year. The increases for the three- and six-month periods ended December 31, 2015, as compared to the same periods of the prior fiscal year were attributed to increases of three basis points in the average cost of interest-bearing liabilities, combined with increases of $25.9 million, or 2.5%, and $40.3 million, or 4.0%, respectively, in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was due to a reduced percentage of funding provided by relatively low-cost overnight funding (due to an increase in deposit growth) and an increasing cost of funds at recently-acquired facilities as those depositors shift to legacy Southern Bank products which, on average, have paid higher rates than those previously offered by acquired institutions. The increase in average balances was the result higher average interest-bearing deposit balances, partially offset by lower average balances of FHLB advances.

Provision for Loan Losses. The provision for loan losses for the three- and six-month periods ended December 31, 2015, was $496,000 and $1.1 million, respectively, as compared to $862,000 and $1.7 million, respectively, in the same periods of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three- and six-month periods represented an annualized charge of 0.18% and 0.21%, respectively, while the Company incurred net charge offs of 0.05% and 0.04%, respectively. During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented an annualized charge of 0.33% and 0.34%, respectively, while the Company incurred net charge offs in the three-month period of 0.01% (annualized), and recognized net recoveries in the six-month period of less than one basis point (annualized). The decrease was primarily attributable to slower loan growth during the current fiscal year and generally stable credit quality. (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three- and six-month periods ended December 31, 2015, was $2.8 million and $5.0 million, respectively, increases of $604,000, or 27.6%, and $826,000, or 19.8%, respectively, as compared to the same periods of the prior fiscal year. The increases included nonrecurring items recognized in the current three- and six-month periods of $323,000 related to the bank-owned life insurance and $301,000 related to the Company's ownership of stock in Ozarks Trust and Investment Corporation, the acquisition of which by Simmons First National Corporation closed during the quarter ended December 31, 2015. The bank-owned life insurance benefit is not subject to income tax. Aside from these nonrecurring items, other noninterest income categories were down slightly in total for the current three-month period, as compared to the same period of the prior fiscal year, as decreases in deposit account charges and gains realized on sales of residential loans into the secondary market were partially offset by increases in bank card interchange income and loan fees. For the six-month period, aside from the nonrecurring items noted, noninterest income was up, as increased deposit account service charges, bank card interchange income, and loan fees were partially offset by lower gains realized on sales of residential loans into the secondary market.

Noninterest Expense. Noninterest expense for the three- and six-month periods ended December 31, 2015, was $8.2 million and $16.2 million, respectively, decreases of $424,000, or 4.9%, and $38,000, or 0.2%, as compared to the same periods of the prior fiscal year. The decreases were attributed to lower legal and professional fees, compensation, amortization of intangibles, and deposit insurance premiums, partially offset by higher occupancy expenses. Included in noninterest expense for the three- and six-month periods ended December 31, 2014, was $359,000 and $487,000, respectively, in merger-related charges, with no comparable expenses in the same periods of the current fiscal year. The efficiency ratio, excluding securities gains or losses, for the three- and six-month periods ended December 31, 2015, was 55.6% and 56.5%, respectively, as compared to 59.9% and 59.0%, respectively, for the same periods of the prior fiscal year. The improvement in the efficiency ratio for the current periods is the result of a decrease in merger-related charges, compared to the year-ago period, as well as the increase in our noninterest income, and, for the current six-month period only, an increase in our net interest income.

Income Taxes. Provision for income taxes for the three- and six-month periods ended December 31, 2015, was $1.8 million and $3.5 million, respectively, increases of $360,000, or 24.7%, and $644,000, or 22.7%, as compared to the same periods of the prior fiscal year. The increases were attributed to higher pre-tax income, as well as an increase in the effective tax rate, to 30.2% and 30.8%, respectively, in the current three- and six-month periods, as compared to 29.8% and 29.7%, respectively, in the same periods of the prior fiscal year. The increase in the rate was attributed to the increase in pre-tax income, which outpaced new tax-advantaged investments by the Company.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended December 31, 2015 and 2014:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2015	2014	2015	2014

Balance, beginning of period	$12,812	$10,110	$12,298	$9,259
Loans charged off:
Residential real estate	(26)	-	(90)	(11)
Construction	-	-	-	-
Commercial business	(88)	(18)	(100)	(19)
Commercial real estate	(56)	-	(77)	-
Consumer	(25)	(20)	(35)	(38)
Gross charged off loans	(195)	(38)	(302)	(68)
Recoveries of loans previously charged off:
Residential real estate	2	1	3	9
Construction	-	-	-	-
Commercial business	9	-	10	3
Commercial real estate	46	22	46	40
Consumer	2	1	3	26
Gross recoveries of charged off loans	59	24	62	78
Net (charge offs) recoveries	(136)	(14)	(240)	10
Provision charged to expense	496	862	1,114	1,689
Balance, end of period	$13,172	$10,958	$13,172	$10,958

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $874,000 to $13.2 million at December 31, 2015, from $12.3 million at June 30, 2015. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at December 31, 2015.

At December 31, 2015, the Company had loans of $12.6 million, or 1.15% of total  loans, adversely classified ($12.6 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $14.8 million, or 1.39% of total loans, adversely classified ($14.8 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2015, and $13.2 million, or 1.29% of total loans, adversely classified ($13.2 million classified "substandard"; none classified "doubtful" or "loss") at December 31, 2014. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $3.7 million at December 31, 2015. As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $5.0 million at June 30, 2015, to $6.4 million at December 31, 2015. The increase was primarily attributable to a single purchased credit impaired loan relationship secured by multi-family residential real estate.

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

The following table sets forth the Company's historical net charge offs as of December 31 and June 30, 2015:

	December 31, 2015	June 30, 2015
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.02%
Construction	0.00%	0.00%
Commercial	0.01%	(0.01%)
Consumer loans	0.35%	0.35%
Commercial loans	0.07%	0.03%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At December 31, 2015, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended December 31, 2015	Qualitative factor applied at fiscal year ended June 30, 2015
Real estate loans:
Residential	0.77%	0.76%
Construction	1.90%	1.90%
Commercial	1.33%	1.33%
Consumer loans	1.28%	1.42%
Commercial loans	1.37%	1.38%

At December 31, 2015, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $11.8 million, as compared to $10.8 million at June 30, 2015. The relative stability in qualitative factors was attributed to stable credit quality, classifications, and delinquencies within the legacy portfolio.

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

(dollars in thousands)	December 31, 2015	June 30, 2015	December 31, 2014
Nonaccruing loans:
Residential real estate	$1,921	$2,202	$2,554
Construction	-	133	196
Commercial real estate	1,602	1,271	1,688
Consumer	242	88	109
Commercial business	38	63	117
Total	3,803	3,757	4,664

Loans 90 days past due accruing interest:
Residential real estate	28	-	11
Commercial real estate	-	-	-
Consumer	-	34	4
Commercial business	51	11	-
Total	79	45	15

Total nonperforming loans	3,882	3,802	4,679

Foreclosed assets held for sale:
Real estate owned	3,617	4,440	4,099
Other nonperforming assets	118	64	29
Total nonperforming assets	$7,617	$8,306	$8,807

At December 31, 2015, troubled debt restructurings (TDRs) totaled $8.0 million, of which $2.4 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $5.6 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2015, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2015, TDRs totaled $9.3 million, of which $2.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.5 million in TDRs at June 30, 2015, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2015, nonperforming assets totaled $7.6 million, as compared to $8.3 million at June 30, 2015, and $8.8 million at December 31, 2014. The decrease in nonperforming assets from fiscal year end was attributable primarily to decreases in foreclosed real estate owned and nonaccrual residential real estate loans, partially offset by increases in nonaccrual commercial real estate loans and other nonperforming assets.

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

At December 31, 2015, the Company had outstanding commitments and approvals to extend credit of approximately $143.7 million (including $102.7 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At December 31, 2015, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $242.5 million, of which $58.3 million had been advanced. The Bank has the ability to pledge several of their other loan portfolios, including, for example, their commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $468.2 million, subject to available collateral. Also, at December 31, 2015, the Bank had pledged a total of $145.0 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $97.1 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of December 31, and June 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2015, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$142,384	12.30%	$92,586	8.00%	n/	a	n/	a
Southern Bank	137,187	11.79%	93,060	8.00%	116,325		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	128,422	11.10%	69,440	6.00%	n/	a	n/	a
Southern Bank	123,225	10.59%	69,795	6.00%	93,060		8.00%
Tier I Capital (to Average Assets)
Consolidated	128,422	9.72%	52,826	4.00%	n/	a	n/	a
Southern Bank	123,225	9.37%	52,621	4.00%	65,777		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	114,247	9.87%	59,429	4.50%	n/	a	n/	a
Southern Bank	123,225	10.59%	59,199	4.50%	85,510		6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,171	14.22%	$86,708	8.00%	n/	a	n/	a
Southern Bank	149,744	13.82%	86,708	8.00%	108,384		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,168	13.02%	65,031	6.00%	n/	a	n/	a
Southern Bank	136,741	12.62%	65,031	6.00%	86,708		8.00%
Tier I Capital (to Average Assets)
Consolidated	141,168	10.98%	51,412	4.00%	n/	a	n/	a
Southern Bank	136,741	10.65%	51,362	4.00%	64,203		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	107,040	9.88%	57,838	4.50%	n/	a	n/	a
Southern Bank	136,741	12.62%	57,783	4.50%	83,464		6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2016, fixed rate 1- to 4-family residential loan production totaled $24.9 million, as compared to $17.7 million during the same period of the prior fiscal year. At December 31, 2015, the fixed rate residential loan portfolio was $138.7 million with a weighted average maturity of 119 months, as compared to $141.0 million at December 31, 2014, with a weighted average maturity of 126 months. The Company originated $14.4 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2015, as compared to $18.5 million during the same period of the prior fiscal year. At December 31, 2015, fixed rate loans with remaining maturities in excess of 10 years totaled $37.9 million, or 3.5% of net loans receivable, as compared to $42.6 million, or 4.2% of net loans receivable at December 31, 2014. The Company originated $83.0 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2015, as compared to $77.4 million during the same period of the prior fiscal year.  The Company also originated $22.9 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2015, as compared to $19.1 million during the same period of the prior fiscal year. At December 31, 2015, adjustable-rate home equity lines of credit increased to $24.1 million, as compared to $22.4 million at December 31, 2014. At December 31, 2015, the Company's investment portfolio had an expected weighted-average life of 3.8 years, compared to 5.0 years at December 31, 2014. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2015, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2015
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$97,626	$(24,967)	-20%	7.48%	-1.67%
+200 bp	106,264	(16,329)	-13%	8.07%	-1.08%
+100 bp	114,139	(8,454)	-7%	8.60%	-0.56%
0 bp	122,593	-	0%	9.15%	0.00%
-100 bp	132,131	9,538	8%	9.78%	0.62%
-200 bp	142,067	19,474	16%	10.42%	1.26%
-300 bp	152,132	29,539	24%	11.06%	1.90%

June 30, 2015
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$109,800	$(24,425)	-18%	8.67%	-1.65%
+200 bp	118,317	(15,908)	-12%	9.25%	-1.06%
+100 bp	125,745	(8,480)	-6%	9.75%	-0.56%
0 bp	134,226	-	0%	10.32%	0.00%
-100 bp	143,417	9,192	7%	10.92%	0.61%
-200 bp	153,515	19,289	14%	11.58%	1.27%
-300 bp	163,386	29,160	22%	12.22%	1.90%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2015 thru 10/31/2015	-	-	-	-
11/1/2015 thru 11/30/2015	-	-	-	-
12/1/2015 thru 12/31/2015	-	-	-	-
Total	-	-	-	-

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
(f)            Tax Sharing Agreement*******
31.1                Rule 13a-14(a) Certification of Principal Executive Officer
31.2                Rule 13a-14(a) Certification of Principal Financial Officer
32                                Section 1350 Certification
101	Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant's definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant's definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015.
*******     Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date:                  February 9, 2016                                            /s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date:                  February 9, 2016                                            /s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)