Form 10-Q/A
period 2015-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2016-02-10
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation)	(IRS employer id. no.)

531 Vine Street       Poplar Bluff, MO            63901
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

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10Q ("Amendment") amends the Quarterly Report on Form 10-Q of Southern Missouri Bancorp, Inc. (the "Company") for the quarter ended December 31, 2015 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on February 9, 2016.  This Amendment is being filed to submit Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date:                  February 10, 2016                                            /s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date:                  February 10, 2016                                            /s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)