Form 10-Q
period 2016-03-31
SOUTHERN MISSOURI BANCORP INC
filed 2016-05-10
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2016
Common Stock, Par Value $.01	7,437,616 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND JUNE 30, 2015

	March 31, 2016	June 30, 2015
	(unaudited)
(dollars in thousands)
Cash and cash equivalents	$17,545	$16,775
Interest-bearing time deposits	972	1,944
Available for sale securities	128,735	129,593
Stock in FHLB of Des Moines	3,543	4,127
Stock in Federal Reserve Bank of St. Louis	2,343	2,340
Loans receivable, net of allowance for loan losses of $13,693 and $12,298 at March 31, 2016 and June 30, 2015, respectively	1,094,759	1,053,146
Accrued interest receivable	4,735	5,168
Premises and equipment, net	46,670	39,726
Bank owned life insurance – cash surrender value	19,897	19,692
Goodwill	4,556	4,556
Other intangible assets, net	3,471	4,201
Prepaid expenses and other assets	17,246	18,796
Total assets	$1,344,472	$1,300,064

Deposits	$1,122,143	$1,055,242
Securities sold under agreements to repurchase	31,575	27,332
Advances from FHLB of Des Moines	48,647	64,794
Accounts payable and other liabilities	4,412	4,618
Accrued interest payable	719	777
Subordinated debt	14,729	14,658
Total liabilities	1,222,225	1,167,421

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 0 shares and 20,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	-	20,000

Common stock, $.01 par value; 10,000,000 shares authorized; 7,437,616 and 7,419,666 shares issued at March 31, 2016 and June 30, 2015, respectively	74	74
Additional paid-in capital	34,192	33,948
Retained earnings	86,785	77,760
Accumulated other comprehensive income	1,196	861
Total stockholders’ equity	122,247	132,643

Total liabilities and stockholders’ equity	$1,344,472	$1,300,064

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$12,984	$12,975	$39,444	$38,560
Investment securities	486	483	1,478	1,528
Mortgage-backed securities	367	435	1,104	1,298
Other interest-earning assets	12	16	29	98
Total interest income	13,849	13,909	42,055	41,484
INTEREST EXPENSE:
Deposits	1,872	1,756	5,504	5,060
Securities sold under agreements to repurchase	32	30	90	84
Advances from FHLB of Des Moines	293	301	930	973
Subordinated debt	144	125	419	379
Total interest expense	2,341	2,212	6,943	6,496
NET INTEREST INCOME	11,508	11,697	35,112	34,988
PROVISION FOR LOAN LOSSES	563	837	1,677	2,526
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,945	10,860	33,435	32,462
NONINTEREST INCOME:
Deposit account charges and related fees	888	827	2,713	2,572
Bank card interchange income	628	568	1,896	1,660
Loan late charges	107	127	265	307
Loan servicing fees	32	25	107	62
Other loan fees	189	166	537	412
Net realized gains on sale of loans	112	92	399	473
Net realized gains on sale of AFS securities	-	3	-	6
Earnings on bank owned life insurance	143	140	754	426
Other income	79	146	500	343
Total noninterest income	2,178	2,094	7,171	6,261
NONINTEREST EXPENSE:
Compensation and benefits	4,653	4,541	13,410	13,313
Occupancy and equipment, net	1,838	1,424	5,207	4,414
Deposit insurance premiums	166	158	489	495
Legal and professional fees	162	221	432	748
Advertising	173	232	646	639
Postage and office supplies	158	133	481	434
Intangible amortization	228	323	797	930
Bank card network expense	230	85	713	595
Other operating expense	649	974	2,235	2,714
Total noninterest expense	8,257	8,091	24,410	24,282
INCOME BEFORE INCOME TAXES	4,866	4,863	16,196	14,441
INCOME TAXES	1,544	1,497	5,030	4,338
NET INCOME	$3,322	$3,366	$11,166	$10,103
Less: dividend on preferred shares	-	50	85	150
Net income available to common shareholders	$3,322	$3,316	$11,081	$9,953

Basic earnings per common share	$0.45	$0.45	$1.49	$1.36
Diluted earnings per common share	$0.45	$0.44	$1.49	$1.33
Dividends per common share	$0.09	$0.085	$0.27	$0.255

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

(dollars in thousands)
Net income	$3,322	$3,366	$11,166	$10,103
Other comprehensive income:
Unrealized gains on securities available-for-sale	545	465	593	1,700
Less: reclassification adjustment for realized gains included in net income	-	3	-	6
Unrealized (losses) gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(53)	29	(61)	28
Tax expense	(182)	(159)	(197)	(637)
Total other comprehensive income	310	332	335	1,085
Comprehensive income	$3,632	$3,698	$11,501	$11,188

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

(dollars in thousands)	Nine months ended March 31,
Cash Flows From Operating Activities:	2016	2015
Net income	$11,166	$10,103
Items not requiring (providing) cash:
Depreciation	1,766	1,485
Loss on disposal of fixed assets	38	-
Stock option and stock grant expense	145	99
Amortization of intangible assets	797	930
Amortization of purchase accounting adjustments	(1,467)	(1,986)
Increase in cash surrender value of bank owned life insurance	(754)	(426)
(Gain) loss on sales of foreclosed assets	(93)	11
Provision for loan losses	1,677	2,526
Gains realized on sale of AFS securities	-	(6)
Net amortization of premiums and discounts on securities	600	687
Originations of loans held for sale	(15,734)	(11,176)
Proceeds from sales of loans held for sale	14,731	11,464
Gain on sales of loans held for sale	(399)	(473)
Changes in:
Accrued interest receivable	433	390
Prepaid expenses and other assets	552	1,563
Accounts payable and other liabilities	(944)	(171)
Deferred income taxes	469	(744)
Accrued interest payable	(58)	95
Net cash provided by operating activities	12,925	14,371
Cash flows from investing activities:
Net increase in loans	(41,210)	(59,777)
Net change in interest-bearing deposits	972	8,907
Proceeds from maturities of available for sale securities	17,322	14,813
Proceeds from sales of available for sale securities	-	14,021
Net redemptions of Federal Home Loan Bank stock	584	1,361
Net purchases of Federal Reserve Bank of Saint Louis stock	(3)	(916)
Purchases of available-for-sale securities	(16,532)	-
Purchases of premises and equipment	(8,749)	(4,737)
Net cash received in acquisitions	-	3,221
Investments in state & federal tax credits	(162)	-
Proceeds from sales of fixed assets	-	14
Proceeds from sales of foreclosed assets	1,725	567
Proceeds from BOLI claim	549	-
Net cash used in investing activities	(45,504)	(22,526)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	68,186	37,577
Net (decrease) increase in certificates of deposits	(1,139)	12,016
Net increase in securities sold under agreements to repurchase	4,243	2,399
Proceeds from Federal Home Loan Bank advances	267,650	244,960
Repayments of Federal Home Loan Bank advances	(283,550)	(281,160)
Exercise of stock options	99	265
Dividends paid on preferred stock	(135)	(150)
Dividends paid on common stock	(2,005)	(1,886)
Redemption of preferred stock	(20,000)	-
Net cash provided by financing activities	33,349	14,021
Increase in cash and cash equivalents	770	5,866
Cash and cash equivalents at beginning of period	16,775	14,932
Cash and cash equivalents at end of period	$17,545	$20,798
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$296	$903
Conversion of foreclosed real estate to loans	185	58
Conversion of loans to repossessed assets	168	98
Cash paid during the period for:
Interest (net of interest credited)	$2,317	$2,043
Income taxes	3,420	3,432
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine-month periods ended March 31, 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2015, Form 10-K, which was filed with the SEC.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $5.9 million and $6.6 million at March

31, 2016 and June 30, 2015, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans (“purchased credit impaired loans”), the Company recorded a fair value discount and began carrying them at book value less the fair value discount (see Note 4). We determined the contractual amount and timing of undiscounted principal and interest payments on these loans (the “undiscounted contractual cash flows”), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the “undiscounted expected cash flows”). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated reduce the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Intangible Assets. The Company’s intangible assets at March 31, 2016 included gross core deposit intangibles of $5.9 million with $2.6 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $224,000. At June 30, 2015, the Company’s intangible assets included gross core deposit intangibles of $5.9 million with $1.9 million accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $157,000. The Company’s core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $228,000  in the remainder of fiscal 2016, $911,000 in fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020 and $42,000 in fiscal 2021.
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

The following paragraphs summarize the impact of new accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases,” to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, "Troubled Debt Restructurings by Creditors,” to address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g., FHA, VA, HUD). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company did not experience a significant impact on its financial statements with the adoption of ASU 2014-14.

In May 2014, the FASB issued ASU 2014-09, revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. In April 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09 and issued an exposure draft. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements. Early adoption would be permitted, but not before the original public entity effective date.

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

In January 2014, the FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$12,950	$52	$(18)	$12,984
State and political subdivisions	42,314	1,646	(9)	43,951
Other securities	5,125	112	(740)	4,497
Mortgage-backed: GSE residential	66,458	862	(17)	67,303
Total investments and mortgage-backed securities	$126,847	$2,672	$(784)	$128,735

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$14,924	$49	$(159)	$14,814
State and political subdivisions	40,641	1,473	(93)	42,021
Other securities	3,189	184	(669)	2,704
Mortgage-backed GSE residential	69,483	597	(26)	70,054
Total investments and mortgage-backed securities	$128,237	$2,303	$(947)	$129,593

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2016
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Within one year	$13,224	$13,271
After one year but less than five years	4,234	4,304
After five years but less than ten years	17,936	18,523
After ten years	24,995	25,334
Total investment securities	60,389	61,432
Mortgage-backed securities	66,458	67,303
Total investments and mortgage-backed securities	$126,847	$128,735

The carrying value of securities sold under agreement to repurchase amounted to $31.6 million at March 31, 2016 and $27.3 million at June 30, 2015. The securities, which are classified as borrowings, generally mature within one to four days. The securities underlying the agreements consist of marketable securities, including $10.0 million and $10.9 million of U.S. Government and Federal Agency Obligations, $18.8 million and $15.6 million of Mortgage-Backed Securities, and $4.6 million and $2.1 million of Collateralized Mortgage Obligations, at March 31, 2016 and June 30, 2015, respectively. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and June 30, 2015:

	March 31, 2016
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,993	$2	$4,980	$16	$7,973	$18
Obligations of state and political subdivisions	2,352	9	532	-	2,884	9
Other securities	990	-	1,121	740	2,111	740
Mortgage-backed securities	5,105	17	-	-	5,105	17
Total investments and mortgage-backed securities	$11,440	$28	$6,633	$756	$18,073	$784

	June 30, 2015
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. government-sponsored enterprises (GSEs)	$2,970	$28	$6,862	$131	$9,832	$159
Obligations of state and political subdivisions	3,872	59	1,507	34	5,379	93
Other securities	-	-	1,206	669	1,206	669
Mortgage-backed securities	6,787	26	-	-	6,787	26
Total investments and mortgage-backed securities	$13,629	$113	$9,575	$834	$23,204	$947

Other securities. At March 31, 2016, there were three pooled trust preferred securities with an estimated fair value of $708,000 and unrealized losses of $730,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the financial institutions that have issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before

December 10, 2013, or acquired after that date pursuant to a merger or acquisition with a banking entity holding the security under similar grandfathered status.

The March 31, 2016, cash flow analysis for the three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.1 to 1.7 percent; recoveries of 68 to 100 percent on currently deferred issuers within the next two years; new defaults of 50 basis points annually; and recoveries of 10% of new defaults.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK) for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014 and has continued to make timely cash interest payments to date. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

For the last of these three securities with an estimated fair value of $232,000 and unrealized losses of $237,000, the Company has been receiving PIK in lieu of cash interest since June 2009. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers within the pool to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool’s total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches’ principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For our security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company currently expects this security to remain in PIK status for a period of less than one year. Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of March 31, 2016, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of March 31, 2016, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company’s investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the nine-month periods ended March 31, 2016 and 2015.

	Accumulated Credit Losses
	Nine-Month Periods Ended
	March 31,
(dollars in thousands)	2016	2015
Credit losses on debt securities held
Beginning of period	$365	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(8)	(7)
End of period	$357	$368

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2016	June 30, 2015
Real Estate Loans:
Residential	$390,961	$377,465
Construction	84,790	69,204
Commercial	429,716	404,720
Consumer loans	46,425	46,770
Commercial loans	181,662	191,886
	1,133,554	1,090,045
Loans in process	(25,165)	(24,688)
Deferred loan fees, net	63	87
Allowance for loan losses	(13,693)	(12,298)
Total loans	$1,094,759	$1,053,146

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately nine months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party. This monitoring further allows the Company an opportunity to assess risk. At March 31, 2016, construction loans outstanding included 37 loans, totaling $9.3 million, for which a modification had been agreed to. At June 30, 2015, construction loans outstanding included 49 loans, totaling $8.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2016 and June 30, 2015, and activity in the allowance for loan losses for the three- and nine-month periods ended March 31, 2016 and 2015:

	At period end and for the nine months ended March 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	534	257	572	120	194	1,677
Losses charged off	(99)	-	(77)	(72)	(100)	(348)
Recoveries	4	-	46	6	10	66
Balance, end of period	$3,258	$1,156	$5,497	$812	$2,970	$13,693
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$312	$312
Ending Balance: collectively evaluated for impairment	$3,258	$1,156	$5,497	$812	$2,658	$13,381
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$625	$625
Ending Balance: collectively evaluated for impairment	$387,915	$58,211	$419,281	$46,425	$179,993	$1,091,825
Ending Balance: loans acquired with deteriorated credit quality	$3,046	$1,414	$10,435	$-	$1,044	$15,939

	For the three months ended March 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,207	$1,046	$5,249	$786	$2,884	$13,172
Provision charged to expense	59	110	248	60	86	563
Losses charged off	(9)	-	-	(38)	-	(47)
Recoveries	1	-	-	4	-	5
Balance, end of period	$3,258	$1,156	$5,497	$812	$2,970	$13,693

	At period end and for the nine months ended March 31, 2015
	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
(dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	286	511	698	216	815	2,526
Losses charged off	(24)	-	(9)	(54)	(40)	(127)
Recoveries	10	-	40	32	3	85
Balance, end of period	$2,734	$866	$4,872	$713	$2,558	$11,743
Ending Balance: individually evaluated for impairment	$-	$-	$-	$59	$-	$59
Ending Balance: collectively evaluated for impairment	$2,734	$866	$4,872	$654	$2,558	$11,684
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended March 31, 2015
(dollars in thousands)	Residential	Construction	Commercial
	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,800	$561	$4,564	$736	$2,297	$10,958
Provision charged to expense	(54)	305	316	(12)	282	837
Losses charged off	(13)	-	(8)	(16)	(21)	(58)
Recoveries	1	-	-	5	-	6
Balance, end of period	$2,734	$866	$4,872	$713	$2,558	$11,743

	June 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$160	$160
Ending Balance: collectively evaluated for impairment	$2,819	$899	$4,956	$758	$2,706	$12,138
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$675	$675
Ending Balance: collectively evaluated for impairment	$374,186	$42,655	$394,028	$46,560	$190,128	$1,047,557
Ending Balance: loans acquired with deteriorated credit quality	$3,279	$1,861	$10,692	$210	$1,083	$17,125

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2016 and June 30, 2015. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	March 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$387,015	$59,625	$419,568	$46,096	$178,941
Watch	586	-	3,608	62	17
Special Mention	-	-	-	-	-
Substandard	3,360	-	6,540	267	2,704
Doubtful	-	-	-	-	-
Total	$390,961	$59,625	$429,716	$46,425	$181,662

	June 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$372,797	$44,383	$392,063	$46,513	$188,784
Watch	1,155	-	4,636	72	119
Special Mention	-	-	-	-	-
Substandard	3,513	133	8,021	185	2,983
Doubtful	-	-	-	-	-
Total	$377,465	$44,516	$404,720	$46,770	$191,886

At March 31, 2016, purchased credited impaired loans comprised $7.2 million of credits rated “Pass”; $3.5 million of credits rated “Watch”; none rated “Special Mention”; $5.2 million of credits rated “Substandard”; and none rated “Doubtful”. At June 30, 2015,  purchased credit impaired loans accounted for $6.4 million of credits rated “Pass”; $4.0 million of credits  rated “Watch”; none rated “Special Mention”; $6.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2016 and June 30, 2015. These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2016
			Greater Than				Greater than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,336	$713	$1,950	$3,999	$386,962	$390,961	$11
Construction	462	-	-	462	59,163	59,625	-
Commercial	129	-	51	180	429,536	429,716	-
Consumer loans	240	11	87	338	46,087	46,425	-
Commercial loans	839	26	803	1,668	179,994	181,662	59
Total loans	$3,006	$750	$2,891	$6,647	$1,101,742	$1,108,389	$70

	June 30, 2015
			Greater Than				Greater than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,143	$1,645	$439	$3,227	$374,238	$377,465	$-
Construction	113	-	132	245	44,271	44,516	-
Commercial	350	246	34	630	404,090	404,720	-
Consumer loans	260	11	48	319	46,451	46,770	34
Commercial loans	375	127	30	532	191,354	191,886	11
Total loans	$2,241	$2,029	$683	$4,953	$1,060,404	$1,065,357	$45

At March 31, 2016, there were two purchased credit impaired loans totaling $1.4 million that were greater than 90 days past due, and none at June 30, 2015.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2016 and June 30, 2015. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2016
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,354	$3,613	$-
Construction real estate	1,415	1,802	-
Commercial real estate	11,886	13,580	-
Consumer loans	36	36	-
Commercial loans	1,643	1,721	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	625	625	312
Total:
Residential real estate	$3,354	$3,613	$-
Construction real estate	$1,415	$1,802	$-
Commercial real estate	$11,886	$13,580	$-
Consumer loans	$36	$36	$-
Commercial loans	$2,268	$2,346	$312

	June 30, 2015
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,552	$3,814	$-
Construction real estate	1,861	2,806	-
Commercial real estate	12,772	14,602	-
Consumer loans	245	241	-
Commercial loans	1,340	1,437	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	675	675	160
Total:
Residential real estate	$3,552	$3,814	$-
Construction real estate	$1,861	$2,806	$-
Commercial real estate	$12,772	$14,602	$-
Consumer loans	$245	$241	$-
Commercial loans	$2,015	$2,112	$160

At March 31, 2016, purchased credit impaired loans comprised $15.9 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $15.9 million of total impaired loans. At June 30, 2015, purchased credit impaired loans comprised $17.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $17.1 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,068	$23
Construction Real Estate	1,420	32
Commercial Real Estate	10,484	180
Consumer Loans	-	-
Commercial Loans	1,051	19
Total Loans	$16,023	$254

	For the three-month period ended
	March 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,950	$54
Construction Real Estate	2,502	42
Commercial Real Estate	11,963	184
Consumer Loans	195	3
Commercial Loans	1,101	23
Total Loans	$19,711	$306

	For the nine-month period ended
	March 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,139	$67
Construction Real Estate	1,633	94
Commercial Real Estate	10,569	754
Consumer Loans	53	2
Commercial Loans	1,064	58
Total Loans	$16,458	$975

	For the nine-month period ended
	March 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,451	$191
Construction Real Estate	1,913	141
Commercial Real Estate	9,390	554
Consumer Loans	147	9
Commercial Loans	859	51
Total Loans	$15,760	$946

Interest income on impaired loans recognized on a cash basis in the three- and nine-month periods ended March 31, 2016 and 2015, was immaterial.

For the three- and nine-month periods ended March 31, 2016, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $58,000 and $155,000, respectively, as compared to $48,000 and $133,000, respectively, for the three-and nine-month periods ended March 31, 2015.

The following table presents the Company’s nonaccrual loans at March 31, 2016 and June 30, 2015. The table excludes performing troubled debt restructurings.

(dollars in thousands)	March 31, 2016	June 30, 2015
Residential real estate	$2,271	$2,202
Construction real estate	-	133
Commercial real estate	1,589	1,271
Consumer loans	251	88
Commercial loans	779	63
Total loans	$4,890	$3,757

The above amounts include purchased credit impaired loans. At March 31, 2016 and June 30, 2015, these loans comprised $2.6 million and $2.4 million of nonaccrual loans, respectively.

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

During the three- and nine-month periods ended March 31, 2016 and 2015, certain loans were classified as TDRs. They are shown, segregated by class, in the tables below:

	For the three-month periods ended
	March 31, 2016		March 31, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	1	61	1	41
Consumer loans	-	-	-	-
Commercial loans	-	-	1	250
Total	-	$61	2	$291

	For the nine-month periods ended
	March 31, 2016		March 31, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	2	$46	-	$-
Construction real estate	-	-	-	-
Commercial real estate	1	61	1	41
Consumer loans	-	-	-	-
Commercial loans	-	-	1	250
Total	3	$107	2	$291

Performing loans classified as TDRs outstanding at March 31, 2016 and June 30, 2015, segregated by class, are shown in the table below. The table excludes nonperforming TDRs, which are shown as nonaccrual loans on the table on page 23.

	March 31, 2016		June 30, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$482	7	$602
Construction real estate	-	-	-	-
Commercial real estate	11	3,784	14	4,666
Consumer loans	-	-	-	-
Commercial loans	4	1,605	3	1,280
Total	22	$5,871	24	$6,548

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in transfers during the fiscal year ended June 30, 2011 and during the fiscal year ended June 30, 2015. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at March 31, 2016 and June 30, 2015. The amount of these loans is shown below:

(dollars in thousands)	March 31, 2016	June 30, 2015
Residential real estate	$3,305	$3,542
Construction real estate	1,802	2,806
Commercial real estate	12,129	12,523
Consumer loans	-	207
Commercial loans	1,123	1,180
Outstanding balance	$18,359	$20,258
Carrying amount, net of fair value adjustment of $2,419 and $3,132 at March 31, 2016 and June 30, 2015, respectively	$15,939	$17,126

Accretable yield, or income expected to be collected, is as follows:

	For the three-month periods ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$666	$535
Additions	-	-
Accretion	(59)	(78)
Reclassification from nonaccretable difference	68	159
Disposals	-	-
Balance at end of period	$675	$616

	For the nine-month periods ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$548	$380
Additions	-	(4)
Accretion	(363)	(223)
Reclassification from nonaccretable difference	490	463
Disposals	-	-
Balance at end of period	$675	$616

During the three- and nine-month periods ended March 31, 2016 and 2015, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2016	June 30, 2015
Non-interest bearing accounts	$125,033	$117,471
NOW accounts	400,340	336,097
Money market deposit accounts	80,436	67,752
Savings accounts	115,435	131,884
Certificates	400,899	402,038
Total Deposit Accounts	$1,122,143	$1,055,242

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

(dollars in thousands except per share data)
Net income	$3,322	$3,366	$11,166	$10,103
Dividend on preferred stock	-	50	85	150
Net income available to common shareholders	$3,322	$3,316	$11,081	$9,953

Average Common shares – outstanding basic	7,435,358	7,413,257	7,427,688	7,310,494
Stock options under treasury stock method	28,221	190,660	26,631	188,625
Average Common shares – outstanding diluted	7,463,579	7,603,917	7,454,319	7,499,119

Basic earnings per common share	$0.45	$0.45	$1.49	$1.36
Diluted earnings per common share	$0.45	$0.44	$1.49	$1.33

At March 31, 2016 and 2015, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Income taxes
Current	$437	$1,616	$4,562	$5,081
Deferred	1,107	(119)	468	(743)
Total income tax provision	$1,544	$1,497	$5,030	$4,338

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	March 31, 2016	June 30, 2015
Deferred tax assets:
Provision for losses on loans	$4,706	$5,037
Accrued compensation and benefits	907	538
Other-than-temporary impairment on available for sale securities	141	137
NOL carry forwards acquired	654	768
Minimum Tax Credit	130	130
Unrealized loss on other real estate	93	6
Unrealized loss on available for sale securities	-	-
Other	-	319
Total deferred tax assets	6,630	6,935

Deferred tax liabilities:
Purchase accounting adjustments	1,107	1,985
Depreciation	1,570	992
FHLB stock dividends	194	39
Prepaid expenses	238	81
Unrealized gain on available for sale securities	699	502
Other	152	-
Total deferred tax liabilities	3,959	3,599

Net deferred tax (liability) asset	$2,671	$3,336

As of March 31, 2016 and June 30, 2015, the Company had approximately $1.8 and $3.9 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Tax at statutory rate	$1,703	$1,653	$5,669	$4,910
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(142)	(133)	(418)	(398)
State tax, net of Federal benefit	145	133	473	380
Cash surrender value of Bank-owned life insurance	(50)	(47)	(256)	(145)
Tax credit benefits	(63)	(91)	(188)	(272)
Tax benefits realized on acquisition	-	-	-	-
Acquisition costs	-	-	-	-
Other, net	(49)	(18)	(250)	(136)
Actual provision	$1,544	$1,497	$5,030	$4,338

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Southern Bank 401(k) Retirement Plan (the Plan) covers substantially all Southern Bank employees who are at least 21 years of age and who have completed one year of service. The Company made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, and also made additional, discretionary profit-sharing contributions for fiscal 2015; for fiscal 2016, the Company has maintained the safe harbor matching contribution of 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three and nine-month periods ended March 31, 2016, retirement plan expenses recognized for the Plan were approximately $213,000, and $634,000, respectively, as compared to $207,000 and $495,000, respectively, for the same periods of the prior fiscal year.

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

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at March 31, 2016 and $2.5 million at June 30, 2015.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.0 million at March 31, 2016 and $4.9 million at June 30, 2015.

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

As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares. As part of the 2008 TARP transaction, the Company had issued a ten-year warrant to Treasury to purchase 228,652 shares (split-adjusted) of the Company’s common stock at an exercise price (split-adjusted) of $6.27 per share. The Company repurchased the warrant on May 29, 2015, for $2.7 million. Immediately prior to repurchase, the warrant had been exercisable for the purchase of 231,891 shares (split-adjusted) at an exercise price of $6.18 per share.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

The Company noted in a Current Report on Form 8-k filed October 16, 2015, that it redeemed all 20,000 shares of the Company’s Senior Preferred Non-Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”), which were issued to the U.S. Department of the Treasury in July 2011 pursuant to Treasury’s Small Business Lending Fund (SBLF) program. The shares of Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and June 30, 2015:

	Fair Value Measurements at March 31, 2016, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$12,984	$-	$12,984	$-
State and political subdivisions	43,951	-	43,951	-
Other securities	4,497	-	4,497	-
Mortgage-backed GSE residential	67,303	-	67,303	-

	Fair Value Measurements at June 30, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$14,814	$-	$14,814	$-
State and political subdivisions	42,021	-	42,021	-
Other securities	2,704	-	2,704	226
Mortgage-backed GSE residential	70,054	-	70,054	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2016.

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

The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three- and nine-month periods ended March 31, 2016 and 2015:

	Three months ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Available-for-sale securities, beginning of period	$-	$172
Total unrealized gain (loss) included in comprehensive income	-	31
Transferred from Level 3 to Level 2	-	-
Available-for-sale securities, end of period	$-	$203

	Nine months ended
(dollars in thousands)	March 31, 2016	March 31, 2015

Available-for-sale securities, beginning of period	$226	$133
Total unrealized gain (loss) included in comprehensive income	26	70
Transferred from Level 3 to Level 2	(252)	-
Available-for-sale securities, end of period	$-	$203

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2016 and June 30, 2015:

	Fair Value Measurements at March 31, 2016, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$313	$-	$-	$313
Foreclosed and repossessed assets held for sale	3,334	-	-	3,334

	Fair Value Measurements at June 30, 2015, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$515	$-	$-	$515
Foreclosed and repossessed assets held for sale	4,504	-	-	4,504

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2016 and 2015:

	For the nine-months ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Impaired loans (collateral dependent)	$(152)	$(59)
Foreclosed and repossessed assets held for sale	(53)	(33)
Total (losses) gains on assets measured on a non-recurring basis	$(205)	$(92)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer’s review of the collateral and its current condition, the Company’s knowledge of the current economic environment in the market where the collateral is located, and the Company’s recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company’s $15.9 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired) at March 31, 2016, excluding TDR’s, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $14.9. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at March 31, 2016	Valuation technique	Unobservable inputs	Range of inputs applied		Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$313	Internal evaluation of closely held stock	Discount to reflect realizable value	n/	a	56.7%
Foreclosed and repossessed assets	3,334	Third party appraisal	Marketability discount	0.0% - 76.0%		35.2%

(dollars in thousands)	Fair value at June 30, 2015	Valuation technique	Unobservable inputs	Range of inputs applied		Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$226	Discounted cash flow	Discount rate Annual prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a		11.3 1.0 32.1% 6.1	% % % %
Nonrecurring Measurements
Impaired loans (collateral dependent)	$515	Internal evaluation of closely held stock	Discount to reflect realizable value	n/	a	28.7%
Foreclosed and repossessed assets	4,504	Third party appraisal	Marketability discount	0.0% - 76.0%		33.0%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2016 and June 30, 2015.

	March 31, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$17,545	$17,545	$-	$-
Interest-bearing time deposits	972	-	972	-
Stock in FHLB	3,543	-	3,543	-
Stock in Federal Reserve Bank of St. Louis	2,343	-	2,343	-
Loans receivable, net	1,094,759	-	-	1,098,052
Accrued interest receivable	4,735	-	4,735	-
Financial liabilities
Deposits	1,122,143	721,249	-	400,699
Securities sold under agreements to repurchase	31,575	-	31,575	-
Advances from FHLB	48,647	8,100	41,654	-
Accrued interest payable	719	-	719	-
Subordinated debt	14,729	-	-	11,799
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,775	$16,775	$-	$-
Interest-bearing time deposits	1,944	-	1,944	-
Stock in FHLB	4,127	-	4,127	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,053,146	-	-	1,057,677
Accrued interest receivable	5,168	-	5,168	-
Financial liabilities
Deposits	1,055,242	653,294	-	401,820
Securities sold under agreements to repurchase	27,332	-	27,332	-
Advances from FHLB	64,794	23,500	42,870	-
Accrued interest payable	777	-	777	-
Subordinated debt	14,658	-	-	12,290
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company and its subsidiary, the Peoples Bank of the Ozarks, Nixa, Missouri (herein collectively, “Peoples Bank”). Peoples was merged into the Company’s bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples’ data system. Included in noninterest expense for the three- and nine-month periods ended March 31, 2015, was $21,000 and $528,000, respectively, in third-party acquisition related costs, with no comparable expenses in the current periods.

The following unaudited pro forma condensed financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
(dollars in thousands except per share data)
Interest income	13,849	13,909	42,055	42,551
Interest expense	2,341	2,212	6,943	6,594
Net interest income	11,508	11,697	35,112	35,957
Provision for loan losses	563	837	1,677	2,526
Noninterest income	2,178	2,094	7,171	6,376
Noninterest expense	8,257	8,091	24,410	26,063
Income before income taxes	4,866	4,863	16,196	13,744
Income taxes	1,544	1,497	5,030	4,264
Net income	3,322	3,366	11,166	9,480
Dividends on preferred shares	-	50	85	150
Net income available to common stockholders	3,322	3,316	11,081	9,330

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2016, the Bank operated from its headquarters, 32 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 30 of its other branch offices. The remaining five branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2016, and results of operations for the three- and nine-month periods ended March 31, 2016 and 2015.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward‑looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

The following table presents reconciliation to GAAP of net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the nine months ended
(dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net income available to common stockholders	$3,322	$3,316	$11,081	$9,953
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	201	349	806	1,044
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	$3,121	$2,967	$10,275	$8,909

The following table presents reconciliation to GAAP of return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Return on average assets	0.99%	1.04%	1.13%	1.06%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.06%	0.11%	0.08%	0.11%
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.93%	0.93%	1.05%	0.95%

The following table presents reconciliation to GAAP of return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Return on average common equity	10.99%	11.88%	12.50%	12.49%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.66%	1.25%	0.91%	1.31%
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	10.33%	10.63%	11.59%	11.18%

The following table presents reconciliation to GAAP of net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition:

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net interest margin	3.72%	3.89%	3.83%	3.95%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	0.10%	0.19%	0.14%	0.19%
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	3.62%	3.70%	3.69%	3.76%

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2015 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 57 in the Company’s 2015 Annual Report.

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

During the first nine months of fiscal 2016, we grew our balance sheet by $44.4 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $41.6 million. Fixed assets increased $6.9 million, and available-for-sale investments decreased $858,000. Deposits increased $66.9 million, securities sold under agreements to repurchase increased $4.2 million; and advances from the Federal Home Loan Bank (FHLB) decreased $16.1 million, with the decrease resulting from lower overnight borrowings. Equity decreased $10.4 million, due to the Company’s redemption in October 2015 of $20.0 million in Senior Non-Cumulative Perpetual Preferred Stock, Series A (SBLF Preferred Stock) which had been issued in July 2011 under the U.S. Treasury’s Small Business Lending Fund (SBLF), partially offset by retention of net income.

Net income for the first nine months of fiscal 2016 was $11.2 million, an increase of $1.1 million, or 10.5% as compared to the same period of the prior fiscal year. After accounting for dividends on preferred stock of $85,000 in the current period, net earnings available to common shareholders were $11.1 million in the nine-month period ended March 31, 2016, an increase of 11.3% as compared to the same period of the prior fiscal year, when dividends on preferred stock were $150,000. Compared to the year-ago period, the Company’s increase in net income was the result of an increase in noninterest income, a decrease in provision for loan losses, and an increase in net interest income, partially offset by an increase in provision for income taxes and an increase in non-interest expense. Diluted net income available to common shareholders was $1.49 per share for the first nine months of fiscal 2016, as compared to $1.33 per share for the same period of the prior fiscal year, adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid in January 2015. For the first nine months of fiscal 2016, noninterest income increased $910,000, or 14.5%; provision for loan losses decreased $849,000, or 33.6%; net interest income increased $124,000, or 0.4%; provision for income taxes increased $692,000, or 16.0%; and noninterest expense increased $128,000, or 0.5%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates were volatile during the first nine months of fiscal 2016, with the six-month treasury bill trading to yield as low as 0.06% and as high as 0.56%; the two-year note yielding between 0.55% and 1.10%; the five-year note yielding between 1.12% and 1.80%; and the ten-year note yielding between 1.66% and 2.45%. The yield curve flattened, as medium- to longer-term rates moved notably lower following the December 2015 increase of the federal funds rate by 25 basis points, with the market concluding that the Federal Reserve’s Open Market Committee (FOMC) would not be able to accomplish as many increases as previously projected. A flat or flattening yield curve is generally detrimental to the Company. Our average yield on earning assets decreased, as reinvestment at relatively low market rates was partially offset by a shift in the earning asset mix towards higher-yielding investment types (see “Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2016 and 2015 – Net Interest Income”). Meanwhile, our cost of funds increased slightly.

Our net interest margin decreased by twelve basis points when comparing the first nine months of fiscal 2016 to the same period of the prior fiscal year. The deterioration was attributable primarily to lower loan yields, partially offset by holding an increased percentage of our earning assets in loans, versus securities and cash equivalents. Purchase accounting adjustments related to the Peoples Acquisition, in which the Company acquired loans at a material discount, were reduced, as a result of the lower average balance of those acquired loans during the current period, partially offset by a second quarter benefit resulting from the resolution of a purchased credit-impaired loan with a carrying value less than the payoff realized, and the holding of those discounted assets for a full nine months in the current period, as compared to holding them for an eight-month period beginning on the August 5, 2014, closing of the Peoples Acquisition through the March 31, 2015, end of the comparable period. Net interest income resulting from the accretion of this discount (and a smaller premium on acquired time deposits) in the first nine months of fiscal 2016 decreased to $1.3 million, as compared to $1.7 million in the first nine months of fiscal 2015. This component of net interest income contributed 14 basis points to the net interest margin in the current nine-month period, as compared to 19 basis points in the year-ago period. The Company expects that as the acquired loan portfolio pays down, the positive impact on net interest income of discount accretion resulting from the Peoples Acquisition will be reduced. Our core net interest margin, excluding this income, decreased to 3.76% in the current nine-month period, as compared to 3.69% in the prior year’s nine-month period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2016, noninterest income increased $910,000, or 14.5%, as compared to the same period of the prior fiscal year, attributable primarily to nonrecurring items related to bank-owned life insurance and the Company’s ownership of stock in Ozark Trust and Investment Corporation, the acquisition of which by Simmons First National corporation closed during the quarter ended December 31, 2015. For the nine-month period, aside from the nonrecurring items noted, noninterest income was up, as increased bank card interchange income, deposit account service charges, and loan fees were partially offset by lower gains realized on sales of residential loans into the secondary market. Noninterest expense for the nine-month period ended March 31, 2016, increased $128,000, or 0.5%, as compared to the same period of the prior fiscal year. The increase was primarily attributable to higher occupancy expense, bank card network expense, and compensation expense, partially offset by inclusion in the prior period’s results of charges totaling $508,000 related to merger activity, with no comparable expenses in the current period.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

The Company experienced balance sheet growth in the first nine months of fiscal 2016, with total assets of $1.3 billion at March 31, 2016, reflecting an increase of $44.4 million, or 3.4%, as compared to June 30, 2015. Balance sheet growth was funded primarily through deposit growth.

Available-for-sale (AFS) securities were $128.7 million at March 31, 2016, a decrease of $858,000, or 0.7%, as compared to June 30, 2015. The decrease was attributable to principal repayments received on mortgage-backed securities and U.S. government agency obligations, partially offset by purchases of municipal and other securities. Cash equivalents and time deposits were $18.5 million, a decrease of $202,000, or 1.1%, as compared to June 30, 2015.

Loans, net of the allowance for loan losses, were $1.1 billion at March 31, 2016, an increase of $41.6 million, or 4.0%, as compared to June 30, 2015. The increase was primarily attributable to growth in commercial real estate, construction, and residential loan balances, partially offset by a reduction in commercial loan balances. The increase in commercial real estate loans was attributable to nonresidential and agricultural real estate loan originations. The increase in residential real estate loans was attributable primarily to multifamily real estate loan originations. The decrease in commercial loan balances was attributable to repayments from both commercial & industrial borrowers, and agricultural borrowers.

Premises and equipment, net of accumulated depreciation, were $46.7 million at March 31, 2016, an increase of $6.9 million, or 17.5%, as compared to June 30, 2015. The increase was primarily attributable to recently-completed construction of a new corporate headquarters office in Poplar Bluff, Missouri, and the finishing of leased office space in Springfield, Missouri, partially offset by an increase in accumulated depreciation.

Deposits were $1.1 billion at March 31, 2016, an increase of $66.9 million, or 6.3%, as compared to June 30, 2015. The increase was primarily attributable to growth in interest-bearing transaction accounts, money market deposit accounts, and noninterest-bearing transaction accounts, partially offset by decreases in statement and passbook savings accounts and certificates of deposit. The decline in savings account balances was attributed to larger public unit depositors shifting balances between deposit account types. The average loan-to-deposit ratio for the third quarter of fiscal 2016 was 96.9%, as compared to 97.6% for the same period of the prior fiscal year.

FHLB advances were $48.6 million at March 31, 2016, a decrease of $16.1 million, or 24.9%, as compared to June 30, 2015. The decrease was attributable to the Company’s reduction in overnight borrowings due to strong deposit growth during the nine months ended March 31, 2016. Securities sold under agreements to repurchase totaled $31.6 million at March 31, 2016, an increase of $4.2 million, or 15.5%, as compared to June 30, 2015. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company’s stockholders’ equity was $122.2 million at March 31, 2016, a decrease of $10.4 million, or 7.8%, as compared to June 30, 2015. The decrease was attributable to the Company’s redemption in October 2015 of all $20.0 million in SBLF preferred stock outstanding, combined with the payment of dividends on common and preferred stock, partially offset by retention of net income and an increase in accumulated other comprehensive income.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2016 and 2015

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2016 and 2015. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2016			March 31, 2015
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$871,507	$10,318	4.74	$822,215	$10,182	4.95
Other loans (1)	217,326	2,666	4.91	218,156	2,793	5.12
Total net loans	1,088,833	12,984	4.77	1,040,371	12,975	4.99
Mortgage-backed securities	64,991	367	2.26	78,293	435	2.22
Investment securities (2)	67,922	486	2.86	69,140	483	2.79
Other interest earning assets	14,475	12	0.33	16,148	16	0.40
Total interest earning assets (1)	1,236,221	13,849	4.48	1,203,952	13,909	4.62
Other noninterest earning assets (3)	100,507	-		92,966	-
Total assets	$1,336,728	$13,849		$1,296,918	$13,909

Interest bearing liabilities:
Savings accounts	$117,896	93	0.32	$114,912	91	0.32
NOW accounts	397,252	708	0.71	330,150	624	0.76
Money market deposit accounts	79,073	58	0.29	74,623	41	0.22
Certificates of deposit	401,334	1,013	1.01	423,350	1,000	0.94
Total interest bearing deposits	995,555	1,872	0.75	943,035	1,756	0.74
Borrowings:
Securities sold under agreements to repurchase	29,496	32	0.43	26,256	30	0.46
FHLB advances	41,987	293	2.79	57,597	301	2.09
Subordinated debt	14,717	144	3.94	14,626	125	3.42
Total interest bearing liabilities	1,081,755	2,341	0.87	1,041,514	2,212	0.85
Noninterest bearing demand deposits	128,284	-		123,033	-
Other noninterest bearing liabilities	5,765	-		753	-
Total liabilities	1,215,804	2,341		1,165,300	2,212
Stockholders’ equity	120,924	-		131,618	-
Total liabilities and stockholders' equity	$1,336,728	$2,341		$1,296,918	$2,212

Net interest income		$11,508			$11,697

Interest rate spread (4)			3.61%			3.77%
Net interest margin (5)			3.72%			3.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.28%			115.60%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $41.4 million and $19.7 million, respectively, for the three-month period ended March 31, 2016, as compared to $34.3 million and $19.5 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2016			March 31, 2015
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$853,909	$31,091	4.85	$797,772	$30,293	5.06
Other loans (1)	223,827	8,353	4.98	209,312	8,267	5.27
Total net loans	1,077,736	39,444	4.88	1,007,084	38,560	5.11
Mortgage-backed securities	66,290	1,104	2.22	79,284	1,298	2.18
Investment securities (2)	68,265	1,478	2.89	73,753	1,528	2.76
Other interest earning assets	11,438	29	0.33	21,339	98	0.61
Total interest earning assets (1)	1,223,729	42,055	4.58	1,181,460	41,484	4.68
Other noninterest earning assets (3)	96,118	-		86,836	-
Total assets	$1,319,847	$42,055		$1,268,296	$41,484

Interest bearing liabilities:
Savings accounts	$123,571	295	0.32	$114,534	289	0.34
NOW accounts	366,883	2,027	0.74	299,945	1,755	0.78
Money market deposit accounts	74,906	159	0.28	77,997	142	0.24
Certificates of deposit	399,357	3,023	1.01	406,551	2,874	0.94
Total interest bearing deposits	964,717	5,504	0.76	899,027	5,060	0.75
Borrowings:
Securities sold under agreements to repurchase	26,748	90	0.45	24,776	84	0.45
FHLB advances	60,313	930	2.06	88,427	973	1.47
Subordinated debt	14,694	419	3.80	13,933	379	3.63
Total interest bearing liabilities	1,066,472	6,943	0.87	1,026,163	6,496	0.84
Noninterest bearing demand deposits	124,775	-		114,731	-
Other noninterest bearing liabilities	2,658	-		1,167	-
Total liabilities	1,193,905	6,943		1,142,061	6,496
Stockholders’ equity	125,942	-		126,235	-
Total liabilities and stockholders' equity	$1,319,847	$6,943		$1,268,296	$6,496

Net interest income		$35,112			$34,988

Interest rate spread (4)			3.71%			3.84%
Net interest margin (5)			3.83%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.75%			115.13%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $41.4 million and $19.7 million, respectively, for the nine-month period ended March 31, 2016, as compared to $31.6 million and $19.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables set forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine-month periods ended March 31, 2016. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2016
	Compared to three-month period March 31, 2015
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(569)	$604	$(26)	$9
Mortgage-backed securities	7	(74)	(1)	(68)
Investment securities (2)	13	(8)	(2)	3
Other interest-earning deposits	(3)	(2)	1	(4)
Total net change in income on
interest-earning assets	(552)	520	(28)	(60)

Interest-bearing liabilities:
Deposits	45	79	(8)	116
Securities sold under
agreements to repurchase	(1)	4	(1)	2
Subordinated debt	18	1	-	19
FHLB advances	101	(81)	(28)	(8)
Total net change in expense on
interest-bearing liabilities	163	3	(37)	129
Net change in net interest income	$(715)	$517	$9	$(189)

	Nine-month period ended March 31, 2016
	Compared to nine-month period March 31, 2015
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(2,167)	$2,738	$313	$884
Mortgage-backed securities	34	(211)	(17)	(194)
Investment securities (2)	70	(114)	(6)	(50)
Other interest-earning deposits	(56)	(51)	38	(69)
Total net change in income on
interest-earning assets	(2,119)	2,362	328	571

Interest-bearing liabilities:
Deposits	(34)	390	88	444
Securities sold under
agreements to repurchase	-	7	(1)	6
Subordinated debt	6	21	13	40
FHLB advances	504	(273)	(274)	(43)
Total net change in expense on
interest-bearing liabilities	476	145	(174)	447
Net change in net interest income	$(2,595)	$2,217	$502	$124

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2016 and 2015

General. Net income for the three-month period ended March 31, 2016, was $3.3 million, a decrease of $44,000, or 1.3%, as compared to the same period of the prior fiscal year. Net income available to common shareholders for the three-month period ended March 31, 2016, was $3.3 million, an increase of $6,000, or 0.2%, as compared to the same period of the prior fiscal year. The Company did not pay a preferred dividend in the current three-month period, but did pay a preferred dividend of $50,000 in the three-month period ended March 31, 2015. Net income for the nine-month period ended March 31, 2016, was $11.2 million, an increase of $1.1 million, or 10.5%, as compared to the same period of the prior fiscal year. Net income available to common shareholders for the nine-month period ended March 31, 2016, was $11.1 million, an increase of $1.1 million, or 11.3%, as compared to the same period of the prior fiscal year. The Company paid a preferred dividend of $85,000 in the current nine-month period, as compared to $150,000 in the nine-month period ended March 31, 2015.

For the three-month period ended March 31, 2016, both basic and fully-diluted net income per share available to common shareholders was $0.45, unchanged from basic net income per share available to common shareholders in the same period of the prior fiscal year, and up $0.01, or 2.3%, as compared to fully-diluted net income per share available to common shareholders in the same period of the prior fiscal year. Our annualized return on average assets for the three-month period ended March 31, 2016, was 0.99%, as compared to 1.04% for the same period of the prior fiscal year. Excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition, return on average assets for the three-month period ended March 31, 2016, was 0.93%, unchanged as compared to 0.93% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2016, was 11.0%, as compared to 11.9% in the same period of the prior fiscal year.

For the nine-month period ended March 31, 2016, both basic and fully-diluted net income per share available to common shareholders were $1.49, respectively, increases of $0.13, or 9.6%, and $0.16, or 12.0% respectively, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the nine-month period ended March 31, 2016, was 1.13%, as compared to 1.06% for the same period of the prior fiscal year. Excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition, return on average assets for the nine-month period ended March 31, 2016, was 1.05%, as compared to 0.95% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2016, was 12.5%, equal to the 12.5% return reported for the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2016, was $11.5 million, a decrease of $189,000, or 1.6%, as compared to the same period of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $322,000, in the current three-month period, as compared to $558,000 in the same period of the prior fiscal year.

Net interest income for the nine-month period ended March 31, 2016, was $35.1 million, an increase of $124,000, or 0.4%, as compared to the same period of the prior fiscal year. Net interest income attributable to the accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was $1.3 million in the current nine-month period, as compared to $1.7 million in the same period of the prior fiscal year.

Our net interest margin for the three- and nine-month periods ended March 31, 2016, determined by dividing annualized net interest income by total average interest-earning assets, was 3.72% and 3.83%, respectively, as compared to 3.89% and 3.95% in the same periods of the prior fiscal year. Our net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition was 3.62% and 3.69%, respectively, for the three-and nine-month periods ended March 31, 2016, as compared to 3.70% and 3.76% for the same periods of the prior fiscal year.

For the three-month period ended March 31, 2016, our average net interest rate spread was 3.61%, as compared to 3.77% in the same period of the prior fiscal year, resulting from a 14 basis point decrease in the average yield on interest-earning assets, combined with a two basis point increase in the average cost of interest-bearing liabilities. The average balance of our interest-earning assets increased $32.3 million, or 2.7%, when comparing the three-month period ended March 31, 2016, with the same period of the prior fiscal year.

For the nine-month period ended March 31, 2016, our average net interest rate spread was 3.71%, as compared to 3.84% in the same period of the prior fiscal year, resulting from a ten basis point decrease in the average yield on interest earning assets, combined with a three basis point increase in the average cost of interest-bearing liabilities. The average balance of our interest-earning assets increased $42.3 million, or 3.6%, when comparing the nine-month period ended March 31, 2016, with the same period of the prior fiscal year, due in part to the August 2014 completion of the Peoples Acquisition.

Interest Income. Total interest income for the three-month period ended March 31, 2016, was $13.8 million, a decrease of $60,000, or 0.4%, as compared to the same period of the prior fiscal year. The decrease was attributed to a 14 basis point decline in the average yield earned on interest-earning assets in the current period compared to the year ago period, partially offset by a 2.7% increase in the average balance of interest-earning assets for the current period as compared to the year ago period. The decline in yields earned was due to the continued generally low rate environment and reinvestment in interest earning assets at current market rates, along with a reduction in the accretion of fair value discount on loans acquired in the Peoples Acquisition which closed in early August 2014, while the increase in average balances was the result of higher average loan balances, partially offset by lower average balances for other interest-earning assets, including cash equivalents and available for sale investments.

Total interest income for the nine-month period ended March 31, 2016, was $42.1 million, an increase of $571,000, or 1.4%, as compared to the same period of the prior fiscal year. The increase was attributed to a 3.6% increase in the average balance of interest-earning assets for the current period as compared to the year ago period, partially offset by a ten basis point decline in the average yield earned on interest-earning assets in the current period compared to the year ago period. The increase in average balances was due to higher average loan balances, partially offset by lower average balances for other interest-earning assets, including cash equivalents and available for sale investments, while the decline in yields earned was the result of the continued generally low rate environment and reinvestment in interest earning assets at current market rates, along with a reduction in the accretion of fair value discount on loans acquired in the Peoples Acquisition which closed in early August 2014.

Interest Expense. Total interest expense for the three- and nine-month periods ended March 31, 2016 was $2.3 million and $6.9 million, increases of $129,000, or 5.8%, and $447,000, or 6.9%, respectively, as compared to the same periods of the prior fiscal year. The increases for the three- and nine-month periods ended March 31, 2016, as compared to the same periods of the prior fiscal year were attributed to increases of two and three basis points, respectively, in the average cost of interest-bearing liabilities, combined with increases of $40.2 million, or 3.9%, and $40.3 million, or 3.9%, respectively, in the average balance of interest-bearing liabilities. The increase in the average cost of interest-bearing liabilities was due to a reduced percentage of funding provided by relatively low-cost overnight funding (due to an increase in deposit growth) and an increasing cost of funds at recently-acquired facilities as those depositors shift to legacy Southern Bank products which, on average, have paid higher rates than those previously offered by acquired institutions. The increase in average balances was the result of higher average interest-bearing deposit balances, partially offset by lower average balances of FHLB advances.

Provision for Loan Losses. The provision for loan losses for the three- and nine-month periods ended March 31, 2016, was $563,000 and $1.7 million, respectively, as compared to $837,000 and $2.5 million, respectively, in the same periods of the prior fiscal year. As a percentage of average loans outstanding, provision for loan losses in the current three- and nine-month periods represented an annualized charge of 0.21%, while the Company incurred net charge offs of 0.02% and 0.03%, respectively. During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented an annualized charge of 0.32% and 0.33%, respectively, while the Company incurred annualized net charge offs of 0.02% and 0.01%, respectively. The decrease in the provision for loan losses was primarily attributable to slower loan growth during the current fiscal year, generally stable credit quality, and a slower increase in the balance of loans subject to allowance methodology (as compared to acquired loans subject to purchase accounting). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three- and nine-month periods ended March 31, 2016, was $2.2 million and $7.2 million, respectively, increases of $84,000, or 4.0%, and $910,000, or 14.5%, respectively, as compared to the same periods of the prior fiscal year. For the three-month period, the increase was attributable primarily to deposit account service charges, bank card interchange income, loan origination fees, and gains realized on sales of residential loans into the secondary market. The increase for the nine-month period included nonrecurring items of $323,000 related to bank-owned life insurance and $301,000 related to the Company’s ownership of stock in Ozarks Trust and Investment Corporation, the acquisition of which by Simmons First National Corporation closed during the quarter ended December 31, 2015. The bank-owned life insurance benefit was not subject to income tax. Aside from these nonrecurring items, other noninterest income categories were up in the current nine-month period, as compared to the same period of the prior fiscal year, as increased deposit account service charges, bank card interchange income, and loan fees were partially offset by lower gains realized on sales of residential loans into the secondary market.

Noninterest Expense. Noninterest expense for the three- and nine-month periods ended March 31, 2016, was $8.3 million and $24.4 million, respectively, increases of $166,000, or 2.1%, and $128,000, or 0.5%, as compared to the same periods of the prior fiscal year. The increase was attributed to higher occupancy, compensation, and bank card network expenses, partially offset by lower legal and professional fees, intangible amortization, and, for the three-month period, advertising. Included in noninterest expense for the three- and nine-month periods ended March 31, 2015, was $21,000 and $508,000, respectively, in merger-related charges, with no comparable expenses in the same periods of the current fiscal year. The efficiency ratio, excluding securities gains or losses, for the three- and nine-month periods ended March 31, 2016, was 60.3% and 57.7%, respectively, as compared to 58.7% and 58.9%, respectively, for the same periods of the prior fiscal year. For the current three-month period, the deterioration in the efficiency ratio is the result of the decline in net interest income, which can be attributed somewhat to the reduction in the accretion of fair value discount resulting from the Peoples Acquisition. For the current nine-month period, the improvement in the efficiency ratio is attributable to slow noninterest expense growth, which can be attributed in part to the inclusion in the prior period’s results of merger-related charges, as well as the increase in our noninterest income, which is primarily attributable to non-recurring items included in the current period’s results.

Income Taxes. Provision for income taxes for the three- and nine-month periods ended March 31, 2016, was $1.5 million and $5.0 million, respectively, increases of $47,000, or 3.1%, and $692,000, or 16.0%, as compared to the same periods of the prior fiscal year. The increase for the three-month period was attributed primarily to an increase in the effective tax rate, to 31.7% in the current three-month period, as compared to 30.8% for the same period of the prior fiscal year. The increase for the nine-month period was attributed to higher pre-tax income, as well as an increase in the effective tax rate, to 31.1% in the current nine-month period, as compared to 30.0% in the same period of the prior fiscal year. In both instances, the increase in the effective rate is attributed to a decline in tax-advantaged investments by the Company as a percent of assets outstanding.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2016 and 2015:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2016	2015	2016	2015

Balance, beginning of period	$13,172	$10,958	$12,298	$9,259
Loans charged off:
Residential real estate	(9)	(13)	(99)	(24)
Construction	-	-	-	-
Commercial business	-	(21)	(100)	(40)
Commercial real estate	-	(8)	(77)	(9)
Consumer	(38)	(16)	(72)	(54)
Gross charged off loans	(47)	(58)	(348)	(127)
Recoveries of loans previously charged off:
Residential real estate	1	1	4	10
Construction	-	-	-	-
Commercial business	-	-	10	3
Commercial real estate	-	-	46	40
Consumer	4	5	6	32
Gross recoveries of charged off loans	5	6	66	85
Net (charge offs) recoveries	(42)	(52)	(282)	(42)
Provision charged to expense	563	837	1,677	2,526
Balance, end of period	$13,693	$11,743	$13,693	$11,743

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.4 million to $13.7 million at March 31, 2016, from $12.3 million at June 30, 2015. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at March 31, 2016.

At March 31, 2016, the Company had $12.9 million, or 1.16% of total  loans, adversely classified ($12.9 million classified “substandard”; none classified “doubtful” or “loss”), as compared to $14.8 million of loans, or 1.39% of total loans, adversely classified ($14.8 million classified “substandard”; none classified “doubtful” or “loss”) at June 30, 2015, and $13.2 million of loans, or 1.25% of total loans, adversely classified ($13.2 million classified “substandard”; none classified “doubtful” or “loss”) at March 31, 2015. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $4.8 million at March 31, 2016. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $5.0 million at June 30, 2015, to $6.6 million at March 31, 2016. The increase was primarily attributable to a single purchased credit impaired loan relationship secured by multi-family residential real estate.

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

The following table sets forth the Company’s historical net charge offs as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.02%
Construction	0.00%	0.00%
Commercial	0.01%	(0.01%)
Consumer loans	0.39%	0.35%
Commercial loans	0.06%	0.03%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2016, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2016	Qualitative factor applied at fiscal year ended June 30, 2015
Real estate loans:
Residential	0.76%	0.76%
Construction	1.87%	1.90%
Commercial	1.32%	1.33%
Consumer loans	1.26%	1.42%
Commercial loans	1.38%	1.38%

At March 31, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $12.1 million, as compared to $10.8 million at June 30, 2015. The relative stability in qualitative factors was attributed to stable credit quality, classifications, and delinquencies within the legacy portfolio.

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

(dollars in thousands)	March 31, 2016	June 30, 2015	March 31, 2015
Nonaccruing loans:
Residential real estate	$2,271	$2,202	$2,334
Construction	-	133	132
Commercial real estate	1,589	1,271	1,490
Consumer	251	88	143
Commercial business	779	63	101
Total	4,890	3,757	4,200

Loans 90 days past due accruing interest:
Residential real estate	11	-	127
Construction	-
Commercial real estate	-	-	-
Consumer	-	34	10
Commercial business	59	11	-
Total	70	45	137

Total nonperforming loans	4,960	3,802	4,337

Foreclosed assets held for sale:
Real estate owned	3,244	4,440	4,291
Other nonperforming assets	90	64	36
Total nonperforming assets	$8,294	$8,306	$8,664

At March 31, 2016, troubled debt restructurings (TDRs) totaled $8.3 million, of which $2.4 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $5.9 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2016, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June

30, 2015, TDRs totaled $9.3 million, of which $2.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.5 million in TDRs at June 30, 2015, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2016, nonperforming assets totaled $8.3 million, as compared to $8.3 million at June 30, 2015, and $8.7 million at March 31, 2015. The decrease in nonperforming assets from fiscal year end was attributable primarily to decreases in foreclosed real estate owned and nonaccrual residential real estate loans, partially offset by increases in nonaccrual commercial real estate loans and other nonperforming assets.

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

At March 31, 2016, the Company had outstanding commitments and approvals to extend credit of approximately $175.0 million (including $108.6 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2016, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $243.9 million, of which $48.1 million had been advanced. The Bank has the ability to pledge several of their other loan portfolios, including, for example, their commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $465.8 million, subject to available collateral. Also, at March 31, 2016, the Bank had pledged a total of $143.0 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $95.8 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company and Bank’s regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

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

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection

Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.  Management believes, as of March 31, 2016, and June 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the capital conservation buffer of 0.625% of risk-weighted assets.

As of March 31, 2016, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$145,164	12.31%	$94,366	8.00%	n/	a	n/	a
Southern Bank	139,846	11.79%	94,923	8.00%	118,654		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	130,658	11.08%	70,774	6.00%	n/	a	n/	a
Southern Bank	125,340	10.56%	71,192	6.00%	94,923		8.00%
Tier I Capital (to Average Assets)
Consolidated	130,658	9.81%	53,281	4.00%	n/	a	n/	a
Southern Bank	125,340	9.45%	53,066	4.00%	66,333		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	116,345	9.86%	59,941	4.50%	n/	a	n/	a
Southern Bank	125,340	10.56%	59,699	4.50%	86,232		6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,171	14.22%	$86,708	8.00%	n/	a	n/	a
Southern Bank	149,744	13.82%	86,708	8.00%	108,384		10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,168	13.02%	65,031	6.00%	n/	a	n/	a
Southern Bank	136,741	12.62%	65,031	6.00%	86,708		8.00%
Tier I Capital (to Average Assets)
Consolidated	141,168	10.98%	51,412	4.00%	n/	a	n/	a
Southern Bank	136,741	10.65%	51,362	4.00%	64,203		5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	107,040	9.88%	57,838	4.50%	n/	a	n/	a
Southern Bank	136,741	12.62%	57,783	4.50%	83,464		6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2016, fixed rate 1- to 4-family residential loan production totaled $37.0 million, as compared to $24.9 million during the same period of the prior fiscal year. At March 31, 2016, the fixed rate residential loan portfolio was $140.9 million with a weighted average maturity of 118 months, as compared to $139.3 million at March 31, 2016, with a weighted average maturity of 125 months. The Company originated $21.6 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2016, as compared to $25.6 million during the same period of the prior fiscal year. At March 31, 2016, fixed rate loans with remaining maturities in excess of 10 years totaled $37.3 million, or 3.4% of net loans receivable, as compared to $41.3 million, or 3.9% of net loans receivable at March 31, 2015. The Company originated $144.1 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2016, as compared to $145.0 million during the same period of the prior fiscal year. The Company also originated $42.6 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2016, as compared to $32.1 million during the same period of the prior fiscal year. At March 31, 2016, adjustable-rate home equity lines of credit increased to $24.8 million, as compared to $22.6 million at March 31, 2015. At March 31, 2016, the Company’s investment portfolio had an expected weighted-average life of 4.0 years, compared to 4.7 years at March 31, 2015. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2016, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2016
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$107,739	$(18,769)	-15%	9.14%	-1.17%
+200 bp	114,465	(12,044)	-10%	9.57%	-0.74%
+100 bp	120,438	(6,070)	-5%	9.94%	-0.37%
0 bp	126,509	-	0%	10.31%	0.00%
-100 bp	134,882	8,373	7%	10.87%	0.56%
-200 bp	142,731	16,223	13%	11.42%	1.11%
-300 bp	150,430	23,921	19%	11.96%	1.65%

June 30, 2015
					NPV as Percentage of
		Net Portfolio			PV of Assets
Change in Rates		Value	Change	% Change	NPV Ratio	Change
+300 bp	bp	$109,800	$(24,425)	-18%	8.67%	-1.65%
+200 bp	bp	118,317	(15,908)	-12%	9.25%	-1.06%
+100 bp	bp	125,745	(8,480)	-6%	9.75%	-0.56%
0 bp	bp	134,226	-	0%	10.32%	0.00%
-100 bp	bp	143,417	9,192	7%	10.92%	0.61%
-200 bp	bp	153,515	19,289	14%	11.58%	1.27%
-300 bp	bp	163,386	29,160	22%	12.22%	1.90%

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

Management cannot predict future interest rates or their effect on the Bank’s NPV in the future. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have an initial fixed rate period typically from one to seven years and over the remaining life of the asset changes in the interest rate are restricted. In addition, the proportion of adjustable-rate loans in the Bank’s portfolios could decrease in future periods due to refinancing activity if market interest rates remain steady in the future. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: Other Information
SOUTHERN MISSOURI BANCORP, INC.

Item 1:  Legal Proceedings

In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company’s financial condition or operations. Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Company’s ordinary business, the Company is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company.

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
01/1/2016 thru 01/31/2016	-	-	-	-
02/1/2016 thru 02/29/2016	-	-	-	-
03/1/2016 thru 03/31/2016	-	-	-	-
Total	-	-	-	-

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
(f) Tax Sharing Agreement*******
31.1 Rule 13a-14(a) Certification of Principal Executive Officer
31.2 Rule 13a-14(a) Certification of Principal Financial Officer
32 Section 1350 Certification
101	Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007.
++++	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant’s definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant’s definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant’s 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015.
*******     Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 10, 2016	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)