Form 10-K
period 2016-06-30
SOUTHERN MISSOURI BANCORP INC
filed 2016-09-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:  0-23406
SOUTHERN MISSOURI BANCORP, INC.
 (Exact name of registrant as specified in its charter)
Missouri (State or other jurisdiction of incorporation or organization)	43-1665523 (I.R.S. Employer Identification No.)
2991 Oak Grove Road, Poplar Bluff, Missouri (Address of principal executive offices)	63901 (Zip Code)
Registrant's telephone number, including area code:  (573) 778-1800
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, par value $0.01 per share	Name of each exchange on which registered: The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES         NO   X
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $144.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 13, 2016, there were issued and outstanding 7,436,866 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders.

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
The primary regulator of the Bank is the Missouri Division of Finance. The Bank is a member of the Federal Reserve, and the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") is the Bank’s primary federal regulator. The Bank's deposits continue to be insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"). With the Bank's conversion to a trust company with banking powers, the Company became a bank holding company regulated by the FRB.
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
At June 30, 2016, the Company had total assets of $1.4 billion, total deposits of $1.1 billion and stockholders' equity of $126.0 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.
Acquisitions
On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri (the “Peoples Acquisition”). Peoples was merged into the Company’s bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples’ data system. The Company acquired Peoples primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Total goodwill was assigned to the acquisition of the bank holding company.
The Company completed its acquisition of Ozarks Legacy Community Financial, Inc. (Ozarks Legacy), and its subsidiary, Bank of Thayer, headquartered in Thayer, Missouri, in October 2013. At closing, Ozarks Legacy had total assets of approximately $81 million, loans, net, of $38 million, and deposits of $68 million. The Company completed its acquisition of Citizens State Bankshares of Bald Knob, Inc. (Citizens), and its subsidiary, Citizens

State Bank, headquartered in Bald Knob, Arkansas, in February 2014. At closing, Citizens had total assets of approximately $72 million, loans, net, of $12 million, and deposits of $64 million. (The Ozarks Legacy and Citizens acquisitions are referred to as the “Fiscal 2014 Acquisitions” collectively.)
On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas (the “Fiscal 2011 Acquisition”). As a result of the transaction, the Company acquired loans recorded at a fair value of $114.6 million and deposits recorded at a fair value of $130.8 million, at December 17, 2010.
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
The SBLF Preferred Stock qualified as Tier 1 capital. The SBLF Preferred Stock was entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the Bank’s level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate was adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate increased to 9% (including a quarterly lending incentive fee of 0.5%).
As required by the Purchase Agreement, $9,635,000 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 9,550 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued in 2008 to the Treasury in the Troubled Asset Relief Program (TARP), plus the accrued dividends owed on those preferred shares. As part of the 2008 TARP transaction, the Company had issued a ten-year warrant to Treasury to purchase 228,652 shares (split-adjusted) of the Company’s common stock at an exercise price (split-adjusted) of $6.27 per share. The Company repurchased the warrant on May 29, 2015, for $2.7 million. Immediately prior to the repurchase, the warrant had been exercisable for the purchase of 231,891 shares (split-adjusted) at an exercise price of $6.18 per share.
The Company noted in a Current Report on Form 8-K filed October 16, 2015, that it redeemed all 20,000 shares of the Company’s SBLF Preferred Stock.  The shares of SBLF Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.
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

Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed in this report under the captions “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
•	expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;
•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	fluctuations in interest rates and in real estate values;
•	monetary and fiscal policies of the FRB and the U.S. Government and other governmental initiatives affecting the financial services industry;
•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
•	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
•	demand for loans and deposits;
•	legislative or regulatory changes that adversely affect our business;
•	changes in accounting principles, policies, or guidelines;
•	results of regulatory examinations, including the possibility that a regulator may, among other things, require an increase in our reserve for loan losses or write-down of assets;
•	the impact of technological changes; and
•	our success at managing the risks involved in the foregoing.
The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.
Market Area
The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, 32 additional full service offices, and three limited service offices located in Poplar Bluff (4), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa (2), and Rogersville, Missouri, and Jonesboro (2), Paragould, Brookland, Batesville, Searcy, Bald Knob (2) and Bradford, Arkansas.

The Bank’s primary market area includes eight southeast and south-central Missouri counties where the Bank operates 15 facilities, with one facility located in a municipality that straddles a county line and is mostly situated in a ninth county. Those nine counties (Butler, Carter, Dunklin, Howell, New Madrid, Oregon, Ripley, Scott, and Stoddard) have a population of roughly 232,000 persons. In northeast and north-central Arkansas, the Bank’s nine facilities are located in four counties (Craighead, Greene, Independence, and White) with a population of roughly 265,000 persons – this area includes the Jonesboro, Arkansas, Metropolitan Statistical Area, with a population of 124,000. In southwest Missouri, our eleven facilities are located in five counties with a population of approximately 494,000, including the Springfield, Missouri, Metropolitan Statistical Area, with a population of roughly 456,000. The Bank also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area. The Bank’s southeast Missouri and northeast and north central Arkansas markets are primarily rural in nature with economies supported by manufacturing activity, agriculture (livestock, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the southwest Missouri market, major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.
Competition
The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2016, the Bank was one of 29 bank or saving association groups located in its southeast and south-central Missouri market area competing for approximately $4.3 billion in deposits at FDIC-insured institutions, one of 21 bank or saving association groups located in its northeast and north-central Arkansas market area (five of these overlap with the southeast and south-central Missouri market area) competing for $5.3 billion in deposits, and one of 39 bank or savings association groups located in its southwest Missouri markets (twelve of these overlap with the Arkansas or other Missouri market areas) competing for $9.3 billion in deposits.
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
Supervision of the loan portfolio is the responsibility of our Chief Lending Officer. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of two Regional Loan Committees or our Agricultural

Loan Committee. The Regional Loan Committees each consist of several senior lending officers of the Bank and one non-employee director, and is responsible for approving lending relationships up to $1.5 million.  For the Regional Loan Committee to approve a proposed loan, approval of the non-employee director is required.  The Agricultural Loan Committee consists of several senior lending officers of the Bank and is responsible for approving agricultural lending relationships up to $2.0 million. Loan requests above these approval authorities are presented to the Senior Loan Committee, comprised of our President/Chief Executive Officer, Chief Lending Officer, and Chief Credit Officer, along with various appointed loan officers. Loans to one borrower (or group of related borrowers), in the aggregate, in excess of $2.5 million require the approval of a majority of the Discount Committee, which consists of all Bank directors, prior to the closing of the loan. All loans are subject to ratification by the full Board of Directors.
The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2016, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $36.4 million. At June 30, 2016, the Bank's ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $11.7 million to $20.5 million, net of participation interests sold. As of June 30, 2016, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.
	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$392,974	34.61%	$377,465	35.84%	$303,901	37.94%	$233,888	36.14%	$201,013	34.45%
Commercial real estate(1)	452,052	39.81	404,720	38.43	308,520	38.51	242,304	37.44	200,957	34.44
Construction	77,369	6.82	69,204	6.57	40,738	5.09	30,725	4.75	40,182	6.89
Total mortgage loans	922,395	81.24	851,389	80.84	653,159	81.54	506,917	78.33	442,152	75.78
Other Loans:
Automobile loans	6,221	0.55	6,333	0.60	8,276	1.03	6,779	1.05	7,552	1.29
Commercial business(2)	202,045	17.79	191,886	18.22	141,072	17.61	130,868	20.22	137,004	23.48
Home equity	25,146	2.21	23,472	2.23	17,929	2.24	15,775	2.44	15,856	2.72
Other	15,174	1.34	16,965	1.61	9,018	1.13	5,862	0.90	5,578	0.96
Total other loans	248,586	21.89	238,656	22.66	176,295	22.01	159,284	24.61	165,990	28.45
Total loans	1,170,981	103.13	1,090,045	103.50	829,454	103.55	666,201	102.94	608,142	104.23
Less:
Undisbursed loans in process	21,779	1.92	24,688	2.34	19,261	2.41	10,792	1.67	17,370	2.98
Deferred fees and discounts	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)
Allowance for loan losses	13,791	1.21	12,298	1.17	9,259	1.16	8,386	1.29	7,492	1.28
Net loans receivable	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%

Type of Security:
Residential real estate
One- to four-family	$326,186	28.73%	$316,804	30.08%	$235,947	29.45%	$205,281	31.72%	$189,313	32.45%
Multi-family	128,980	11.36	118,178	11.22	87,161	10.88	47,388	7.32	36,513	6.26
Commercial real estate	329,781	29.04	296,082	28.11	243,090	30.35	190,563	29.45	162,478	27.85
Land	137,448	12.11	120,327	11.43	86,960	10.86	63,689	9.84	58,830	10.08
Commercial	202,045	17.79	191,884	18.22	141,072	17.61	130,867	20.22	132,022	22.63
Consumer and other	46,541	4.10	46,770	4.44	35,224	4.40	28,413	4.39	28,986	4.96
Total loans	1,170,981	103.13	1,090,045	103.50	829,454	103.55	666,201	102.94	608,142	104.23

Less:
Undisbursed loans in process	21,779	1.92	24,688	2.34	19,261	2.41	10,792	1.67	17,370	2.98
Deferred fees and discounts	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)
Allowance for loan losses	13,791	1.21	12,298	1.17	9,259	1.16	8,386	1.29	7,492	1.28
Net loans receivable	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%
___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $102.2 million, $82.0 million, $63.8 million, $53.0 million and $48.6 million as of June 30, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Commercial business loan balances included agricultural equipment and production loans of $73.3 million, $57.9 million, $53.4 million, $47.4 million and $50.8 million as of June 30, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$172,901	15.23%	$171,479	16.28%	$136,357	17.01%	$111,520	17.23%	$115,716	19.83%
Commercial real estate	356,613	31.41	313,361	29.75	211,833	26.44	156,349	24.16	128,954	22.10
Construction	58,330	5.14	51,973	4.94	38,928	4.86	26,788	4.14	35,886	6.15
Consumer	21,338	1.88	22,973	2.18	17,233	2.15	12,641	1.95	13,130	2.25
Commercial business	137,426	12.10	127,017	12.06	86,961	10.86	72,739	11.24	75,910	13.01
Total fixed-rate loans	746,608	65.76	686,803	65.21	491,312	61.32	380,037	58.72	369,596	63.34
Adjustable-Rate Loans:
Residential real estate	220,073	19.38	205,986	19.56	167,544	20.91	122,368	18.91	85,296	14.62
Commercial real estate	95,439	8.41	91,359	8.67	96,686	12.07	85,955	13.28	72,005	12.34
Construction	19,039	1.68	17,231	1.64	1,810	0.23	3,937	0.61	4,296	0.74
Consumer	25,203	2.22	23,797	2.26	17,990	2.25	15,775	2.44	15,855	2.72
Commercial business	64,619	5.68	64,869	6.16	54,112	6.76	58,129	8.98	61,094	10.47
Total adjustable-rate loans	424,373	37.37	403,242	38.29	338,142	42.22	286,164	44.22	238,546	40.89
Total loans	1,170,981	103.13	1,090,045	103.50	829,454	103.54	666,201	102.94	608,142	104.23
Less:
Undisbursed loans in process	21,779	1.92	24,688	2.34	19,261	2.40	10,792	1.67	17,370	2.98
Net deferred loan fees	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)	(185)	(0.03)
Allowance for loan loss	13,791	1.21	12,298	1.17	9,259	1.16	8,386	1.29	7,492	1.28
Net loans receivable	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%	$583,465	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2016, residential loans secured by one- to four-family residences totaled $264.0 million, or 23.2% of net loans receivable.
The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2016, the Bank originated $27.9 million of ARM loans and $27.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $22.9 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's market area.
The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80%, the Bank charges an additional 50-75 basis points, but does not require private mortgage insurance.  At June 30, 2016, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $66.6 million. For fiscal years ended June 30, 2016, 2015, 2014, 2013 and 2012, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $16.5 million, $24.3 million, $13.6 million, $13.8 million and $12.7 million, respectively, totaling $80.9 million. The remaining balance of those loans at June 30, 2016, was $50.1 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.
Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2016, one- to four-family loans with a fixed rate totaled $139.9 million, and had a weighted-average maturity of 116 months.
The Bank currently originates one- to four-family adjustable rate mortgage (“ARM”) loans, which adjust annually, after an initial period of one, three, five, or seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2016, one- to four-family loans tied to the CMT index totaled $130.7 million. One- to four-family loans tied to other indices totaled $12.0 million.
In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2016 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.
The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2016, the Bank had $129.0 million, or 11.4% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in these loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.  The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.
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
Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), strip shopping centers, retail establishments, nursing homes and other healthcare related facilities, and other businesses generally located in the Bank's market area. At June 30, 2016, the Bank had $452.1 million in commercial real estate loans, which represented 40.0% of net loans receivable. Of this amount, $102.2 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Bank expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio.
Commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 38 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, loans for improved commercial properties do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.  Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.
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
Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2016, the Bank had $77.4 million, or 6.8% of net loans receivable in construction loans outstanding.
Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2016, $43.9 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $6.0 million was for speculative construction), $18.3 million of which were secured by multi-family residential real estate, and $15.2 million of which were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate.
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
Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2016, the Bank's consumer loan portfolio totaled $46.5 million, or 4.1% of net loans receivable.
Home equity loans represented 54.0% of the Bank's consumer loan portfolio at June 30, 2016, and totaled $25.1 million, or 2.2% of net loans receivable.
Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are secured by stronger collateral than other consumer loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history. At June 30, 2016, lines of credit up to 80% of the property value represented 87.0% of outstanding balances, and 88.9% of balances and commitments; lines of credit for more than 80%, but not exceeding 90%, of the property value represented 12.8% of outstanding balances and 10.9% of balances and commitments; and lines of credit in excess of 90% of the property value represented 0.2% of outstanding balances and 0.2% of balances and commitments.
Automobile loans represented 13.4% of the Bank's consumer loan portfolio at June 30, 2016, and totaled $6.2 million, or 0.55% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.
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
Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2016, the Bank had $202.0 million in commercial business loans outstanding, or 17.8% of net loans receivable. Of this amount, $73.3 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The increase over the last several fiscal years in agricultural business lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural business lending and experience in that type of business development. The Company expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain the current percentage of commercial business loans in its total loan portfolio.
The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $137.5 million in fixed rate and $64.6 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.
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
Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2016. Commitments to extend credit totaled $163.8 million at June 30, 2016.
	Less Than 1 Year	1-3 Years	4-5 Years		More Than 5 Years		Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$79,750	$30,466	$	---	$	---	$110,216
Certificates of deposit	245,904	103,799		49,020		---	398,723
Total	$325,654	$134,265		$49,020	$	---	$508,939

	Less Than 1 Year	1-3 Years	4-5 Years		More Than 5 Years		Total
	(Dollars in thousands)

Construction loans in process	$21,779	$ ---	$	---	$	---	$21,779
Other commitments	118,670	3,976		5,682		13,674	142,002
	$140,449	$3,976		$5,682		$13,674	$163,781

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2016, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.
	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Residential real estate	$160,732	$180,388	$22,946	$28,908	$392,974
Commercial real estate	153,516	257,811	38,731	1,994	452,052
Construction	73,578	3,475	316	---	77,369
Consumer	30,742	15,297	469	33	46,541
Commercial business	126,214	60,479	9,204	6,148	202,045
Total loans	$544,782	$517,450	$71,666	$37,083	$1,170,981

As of June 30, 2016, loans with a maturity date after June 30, 2017, with fixed interest rates totaled $416.1 million, and loans with a maturity date after June 30, 2017, with adjustable rates totaled $344.0 million.
Loan Originations, Sales and Purchases
Generally, all loans are originated by the Bank's staff, who are salaried loan officers. Loan applications are generally taken and processed at each of the Bank's full-service locations, and the Bank in recent years began processing online applications for single-family residential loans. The Bank also offers secondary market loans to its customers.
While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2016, the Bank originated $425.9 million of loans, compared to $391.2 million and $289.7 million, respectively, in fiscal 2015 and 2014. Of these loans, mortgage loan originations were $334.2 million, $276.0 million and $226.2 million in fiscal 2016, 2015 and 2014, respectively.  Increases in originations over recent periods is attributed primarily to an expanded market area and customer base following recent acquisitions.
From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2016, the Bank purchased $5.8 million of new loan participations. At June 30, 2016, loan participations totaled $12.2 million, or 1.07% of net loans receivable. At June 30, 2016, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2016	2015	2014
		(Dollars in thousands)

Total loans at beginning of period	$1,090,045	$829,454	$666,201

Loans originated:
One- to four-family residential	78,356	66,876	64,612
Multi-family residential and
commercial real estate	179,253	142,147	130,609
Construction loans	76,579	66,975	31,026
Commercial business	76,257	95,438	50,713
Consumer and others	15,416	19,723	12,756
Total loans originated	425,861	391,159	289,716

Loans purchased:
Total loans purchased (1)	5,760	198,083	61,473

Loans sold:
Total loans sold	(22,898)	(16,556)	(22,314)

Principal repayments	(319,510)	(303,625)	(163,581)
Participation principal repayments	(7,621)	(6,123)	(1,532)

Foreclosures	(656)	(2,347)	(509)
Net loan activity	80,936	260,591	163,253

Total loans at end of period	$1,170,981	$1,090,045	$829,454
______________

(1)
Amount reported in fiscal 2015 includes the Company’s acquisition of loans from the Peoples acquisition recorded at a $190.4 million fair value, and in fiscal 2014 includes the Company’s acquisition of loans from the Ozark Legacy acquisition and the Citizens acquisition recorded at $39.4 million and $12.0 million fair value, respectively.

Loan Commitments
The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $163.8 million at June 30, 2016. See Note 15 of Notes to the Consolidated Financial Statements contained in Item 8.
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

The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2016.
	Loans Delinquent For:				Total Loans
	60-89 Days		90 Days and Over		Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	6	$457	14	$1,970	20	$2,427
Commercial real estate	---	---	2	207	2	207
Construction	---	---	2	33	2	33
Consumer	6	99	7	39	13	138
Commercial Business	6	138	4	623	10	761
Totals	18	$694	29	$2,872	47	$3,566

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
The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.
	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$2,676	$2,202	$444	$414	$395
Construction	388	133	---	---	---
Commercial real estate	1,797	1,271	673	157	977
Consumer	160	88	58	24	16
Commercial business	603	63	91	842	1,010
Total	5,624	3,757	1,266	1,437	2,398

Loans 90 days past due accruing interest:
Residential real estate	---	---	106	---	---
Construction	---	---	---	---	---
Commercial real estate	---	---	18	---	---
Consumer	7	34	6	---	---
Commercial business	31	11	---	---	---
Total	38	45	130	---	---

Total nonperforming loans	5,662	3,802	1,396	1,437	2,398

Nonperforming investments	---	---	---	125	125
Foreclosed assets held for sale:
Real estate owned	3,305	4,440	2,912	3,030	1,426
Other nonperforming assets	61	64	65	46	9
Total nonperforming assets	$9,028	$8,306	$4,373	$4,638	$3,958

Total nonperforming loans to net loans	0.50%	0.36%	0.17%	0.22%	0.41%
Total nonperforming loans to total assets	0.40%	0.29%	0.14%	0.18%	0.32%
Total nonperforming assets to total assets	0.64%	0.64%	0.43%	0.58%	0.54%

At June 30, 2016, troubled debt restructurings (TDRs) totaled $8.4 million, of which $2.3 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $6.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2015, TDRs totaled $9.3 million, of which $2.8 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2016, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.
Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2016, the Company's balance of real estate owned totaled $3.3 million and included $623,000 residential and $2.7 million non-residential properties.
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
On the basis of management's review of the assets of the Company, at June 30, 2016, classified assets totaled $16.0 million, or 1.14% of total assets as compared to $20.9 million, or 1.61% of total assets at June 30, 2015.  Of the amount classified as of June 30, 2016, $16.0 million was considered substandard, while none was considered doubtful or loss. Included in classified assets at June 30, 2016, was one significant loan relationship with outstanding classified balances of $1.5 million secured by commercial real estate, an aircraft, and a general business lien (an additional $3.2 million outstanding to this borrower is not classified, due to a USDA guarantee).  Also included are various other loans totaling $9.5 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on classified loans); foreclosed real estate and repossessed assets totaling $3.4 million; and all of the Company's investments in pooled trust preferred securities, with a book value of $1.6 million. Classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. The investments in pooled trust preferred securities were classified due to concerns about the ability of the pools to generate sufficient cash flows to service the debt. Two of these securities, with a book value of $630,000, have previously deferred interest payments, and another of these securities, with a book value of $471,000, continues to defer interest payments as of June 30, 2016. Classified loans totaling $5.6 million had been placed on nonaccrual status at June 30, 2016, of which $2.7 million were more than 30 days delinquent.  Of the remaining $5.4 million of classified loans, all were performing in accordance with terms at June 30, 2016, and none were more than 30 days delinquent.
Other Loans of Concern. In addition to the classified assets above, there was also an aggregate of $3.7 million in loans, with respect to which management has doubts as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. These loans continued to perform according to terms as of June 30, 2016, but were identified as other loans of concern due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt.
Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2016, of $13.8 million, which represented 152% of nonperforming assets as compared to an allowance of $12.3 million, which represented 148% of nonperforming assets at June 30, 2015.
At June 30, 2016, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $745,000, as compared to $704,000 at June 30, 2015. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.
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
	Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Allowance at beginning of period	$12,298	$9,259	$8,386	$7,492	$6,438
Recoveries
Residential real estate	5	11	16	4	7
Construction real estate	---	---	---	1	1
Commercial real estate	46	47	1	5	---
Commercial business	15	33	17	8	16
Consumer	8	4	95	16	15
Total recoveries	74	95	129	34	39

Charge offs:
Residential real estate	167	54	169	302	98
Construction real estate	---	---	---	35	---
Commercial real estate	97	9	96	422	41
Commercial business	725	128	59	50	436
Consumer	86	50	578	47	195
Total charge offs	1,075	241	902	856	770

Net charge offs	(1,001)	(146)	(773)	(822)	(731)
Provision for loan losses	2,494	3,185	1,646	1,716	1,785

Balance at end of period	$13,791	$12,298	$9,259	$8,386	$7,492

Ratio of allowance to total loans outstanding at the end of the period	1.20%	1.15%	1.14%	1.28%	1.27%
Ratio of net charge offs to average loans outstanding during the period	0.09%	0.01%	0.10%	0.13%	0.13%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$3,247	33.56%	$2,819	34.63%	$2,462	36.64%	$1,810	35.11%	$1,635	33.05%

Construction	1,091	6.61	899	6.35	355	4.91	273	4.61	243	6.61

Commercial real estate	5,711	38.60	4,956	37.13	4,143	37.19	3,602	36.37	2,986	33.04

Consumer	738	3.98	758	4.29	519	4.25	472	4.27	484	4.77

Commercial business	3,004	17.25	2,866	17.60	1,780	17.01	2,229	19.64	2,144	22.53

Total allowance for loan losses	$13,791	100.00%	$12,298	100.00%	$9,259	100.00%	$8,386	100.00%	$7,492	100.00%

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
Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders' equity. At June 30, 2016, AFS securities totaled $129.2 million (excluding FHLB and Federal Reserve Bank membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
As of June 30, 2016, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.
Debt and Other Securities. At June 30, 2016, the Company's debt and other securities portfolio totaled $58.0 million, or 4.13% of total assets as compared to $59.5 million, or 4.58% of total assets at June 30, 2015. During fiscal 2016, the Bank had $10.6 million in maturities and $18.4 million in securities purchases. Of the securities that matured, $8.6 million was called for early redemption. At June 30, 2016, the investment securities portfolio included $6.5 million in U.S. government and government agency bonds, of which $4.5 million is subject to early redemption at the option of the issuer, and $46.2 million in municipal bonds, of which $41.1 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $5.3 million in other securities (including pooled trust preferred securities with an estimated fair value of $1.0 million). Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2016, was 44 months. Membership stock held in the FHLB of Des Moines, totaling $6.0 million, and the Federal Reserve Bank of St. Louis, totaling $2.3 million, along with equity stock of $475,000 in two correspondent (banker’s) banks, was not included in the above totals.
At June 30, 2016, the Company owned four pooled trust preferred securities with an estimated fair value of $1.0 million and a book value of $1.6 million. For three of these securities, the estimated fair value of $673,000 is less than the book value of $1.4 million. The June 30, 2016, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased.  At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for that security, and as of June 30, 2016, the estimated fair value of the security exceeds the new, lower amortized cost basis. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
Mortgage-Backed Securities. At June 30, 2016, mortgage-backed securities (“MBS”) totaled $71.2 million, or 5.1%, of total assets, as compared to $70.1 million, or 5.4%, of total assets at June 30, 2015. During fiscal 2016, the Bank had maturities and prepayments of $13.3 million and $14.2 million in purchases of MBS. At

June 30, 2016, the MBS portfolio included $54.6 million in fixed-rate MBS, and $16.6 million in fixed rate collateralized mortgage obligations (“CMOs”), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2016, was 45 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.
Investment Securities Analysis
The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.
	At June 30,
	2016		2015		2014
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
			(Dollars in thousands)

U.S. government and government agencies	$6,517	9.75%	$14,814	22.28%	$24,074	30.83%
State and political subdivisions	46,185	69.12	42,021	63.21	45,356	58.08
Other securities	5,291	7.92	2,704	4.07	2,641	3.38
FHLB/FNBB/MIB membership stock	6,484	9.70	4,602	6.92	4,597	5.89
Federal Reserve Bank membership stock	2,343	3.51	2,340	3.52	1,424	1.82
Total	$66,820	100.00%	$66,481	100.00%	$78,092	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2016.
	Available for Sale Securities June 30, 2016
	Amortized Cost		Fair Value		Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$	---	$	---	0.00%
Due after 1 year but within 5 years		5,960		6,017	1.62
Due after 5 years but within 10 years		500		500	2.17
Due over 10 years		---		---	---
Total		6,460		6,517	1.66%

State and political subdivisions:
Due within 1 year		103		103	0.62%
Due after 1 year but within 5 years		4,376		4,435	2.75
Due after 5 years but within 10 years		15,665		16,288	4.68
Due over 10 years		24,224		25,359	4.16
Total		44,368		46,185	4.20%

Other securities:
Due within 1 year		765		773	2.59%
Due after 1 year but within 5 years		102		102	1.46
Due after 5 years but within 10 years		1,991		2,032	5.52
Due over 10 years		3,003		2,384	1.68
Total		5,861		5,291	3.10%

No stated maturity:
FHLB/FNBB/MIB membership stock		6,484		6,484	2.38%
Federal Reserve Bank membership stock		2,343		2,343	6.00
Total		8,827		8,827	3.34%

Total debt and other securities		$65,516		$66,820	3.73%

The following table sets forth certain information at June 30, 2016 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.
At June 30, 2016
(Dollars in thousands)
Amounts due:
Within 1 year	$ ---
After 1 year through 3 years	---
After 3 years through 5 years	283
After 5 years	69,610
Total	$69,893

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2016, which have fixed, floating, or adjustable interest rates.
At June 30, 2016
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$69,893
Adjustable	---
Total	$69,893

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.
	At June 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$23,298	$23,799	$24,371	$24,586	$14,008	$14,189
GNMA certificates	1,814	1,856	2,230	2,248	4,228	4,248
FNMA certificates	28,292	28,931	32,391	32,668	26,470	26,784
Collateralized mortgage obligations issued by government agencies	16,489	16,645	10,491	10,552	13,074	12,930
Total	$69,893	$71,231	$69,483	$70,054	$57,780	$58,151

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
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits as of June 30, 2016:
As of June 30, 2016
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
			(Dollars in thousands)

0.00%	None	Non-interest Bearing	$100	$131,996	11.78%
0.73	None	NOW Accounts	100	396,105	35.34
0.32	None	Savings Accounts	100	115,714	10.33
0.29	None	Money Market Deposit Accounts	1,000	78,155	6.97

Certificates of Deposit
0.76	6 months or less	Fixed Rate/Term	1,000	48,215	4.30
0.44	6 months or less	IRA Fixed Rate/Term	1,000	2,535	0.23
0.78	7-12 months	Fixed Rate/Term	1,000	100,595	8.98
0.57	7-12 months	IRA Fixed Rate/Term	1,000	15,647	1.40
0.92	13-24 months	Fixed Rate/Term	1,000	79,664	7.11
0.79	13-24 months	IRA Fixed Rate/Term	1,000	13,631	1.21
1.23	25-36 months	Fixed Rate/Term	1,000	26,466	2.36
1.06	25-36 months	IRA Fixed Rate/Term	1,000	4,522	0.40
1.83	48 months and more	Fixed Rate/Term	1,000	87,085	7.77
1.70	48 months and more	IRA Fixed Rate/Term	1,000	20,363	1.82
				$1,120,693	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2016. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.
Maturity Period	Amount
(Dollars in thousands)

Three months or less	$29,884
Over three through six months	40,412
Over six through twelve months	67,513
Over 12 months	96,703
Total	$234,512

Time Deposits by Rates
The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.
	At June 30,
	2016	2015	2014
	(Dollars in thousands)

0.00 - 0.99%	$205,387	$234,845	$182,970
1.00 - 1.99%	162,180	124,608	107,467
2.00 - 2.99%	28,135	30,613	19,113
3.00 - 3.99%	20	5,987	13,523
4.00 - 4.99%	---	---	100
5.00 - 5.99%	3,001	5,985	---

Total	$398,723	$402,038	$323,173

The following table sets forth the amount and maturities of all time deposits at June 30, 2016.
	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 – 0.99%	$176,450	$28,805	$53	$ ---	$79	$205,387	51.51%
1.00 – 1.99%	57,641	46,674	24,011	19,836	14,018	162,180	40.67
2.00 - 2.99%	11,793	559	696	10,282	4,805	28,135	7.06
3.00 - 3.99%	20	---	---	---	---	20	0.01
4.00 - 4.99%	---	---	---	---	---	---	---
5.00 - 5.99%	---	3,001	---	---	---	3,001	0.75

Total	$245,904	$79,039	$24,760	$30,118	$18,902	$398,723	100.00%

Deposit Flow
The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.
	At June 30,
	2016			2015			2014
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$131,996	11.78%	$14,525	$117,471	11.13%	$49,359	$68,112	8.67%	$22,671
NOW checking	396,105	35.34	60,008	336,097	31.85	64,941	271,156	34.51	63,108
Savings accounts	115,714	10.33	(16,170)	131,884	12.50	36,557	95,327	12.13	10,954
Money market deposit	78,155	6.97	10,403	67,752	6.42	39,719	28,033	3.57	5,758
Fixed-rate certificates which mature(1):
Within one year	245,904	21.94	618	245,286	23.24	37,919	207,367	26.39	46,499
Within three years	103,799	9.26	(11,184)	114,983	10.90	36,536	78,447	9.98	(3,603)
After three years	49,020	4.38	7,251	41,769	3.96	4,410	37,359	4.75	8,264
Variable-rate certificates which mature: Within one year	---	---	---	---	---	---	---	---	(130)
Within three years	---	---	---	---	---	---	---	---	(98)
Total	$1,120,693	100.00%	$65,451	$1,055,242	100.00%	$269,441	$785,801	100.00%	$153,423
___________________________
(1)	At June 30, 2016, 2015 and 2014, certificates in excess of $100,000 totaled $234.5 million, $225.2 million and $177.5 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.
	At June 30,
	2016	2015	2014
	(Dollars in thousands)

Beginning Balance	$1,055,242	$785,801	$632,379

Net increase before interest credited	58,044	262,582	147,459
Interest credited	7,407	6,859	5,963
Net increase in deposits	65,451	269,441	153,422

Ending balance	$1,120,693	$1,055,242	$785,801

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
Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2016, the Bank had $110.2 million in FHLB advances, of which $69.8 million was overnight borrowings, another $40.4 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years.  In order for the Bank to borrow from the FHLB, it has pledged $522.9 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $163.9 million) and has purchased $6.0 million in FHLB stock. At June 30, 2016, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $138.2 million, as compared to $307.4 million at June 30, 2015.
Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2016, the Bank was approved to borrow up to $112.6 million through the discount window, but no balance was outstanding.
Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources, but in the current rate environment the Bank is paying a rate slightly higher than the market for such funding. The Bank views repurchase agreements with local entities as a stable funding source, and collateral requirements relating to public units are somewhat easier to manage using repurchase agreements. At June 30, 2016, the Bank had outstanding $27.1 million in repurchase agreements, as compared to $27.3 million at June 30, 2015.
Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2016, the current rate was 3.41%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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
In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2016, the carrying value was $2.6 million with a current rate was 3.10%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2016, the carrying value was $5.0 million with a current rate was 2.45%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2016	2015	2014
		(Dollars in thousands)
Year end balances
Short-term FHLB advances	$69,750	$23,500	$59,900
Securities sold under agreements to repurchase	27,085	27,332	25,561
	$96,835	$50,832	$85,461

Weighted average rate at year end	0.45%	0.38%	0.35%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:
	Year Ended June 30,
	2016	2015	2014
	(Dollars in thousands)
FHLB advances
Daily average balance	$65,273	$80,415	$58,926
Weighted average interest rate	1.95%	1.59%	1.84%
Maximum outstanding at any month end	$100,993	$118,067	$85,400

Securities sold under agreements to repurchase
Daily average balance	$27,387	$25,443	$24,492
Weighted average interest rate	0.44%	0.46%	0.53%
Maximum outstanding at any month end	$31,575	$28,198	$26,897

Subordinated Debt
Daily average balance	$14,705	$14,112	$9,011
Weighted average interest rate	3.86%	3.63%	3.38%
Maximum outstanding at month end	$14,753	$14,658	$10,310

Subsidiary Activities
The Bank has three subsidiaries, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2016, and is currently inactive and SB Corning, LLC and SB Real Estate Investments, LLC both active subsidiaries.  SB Corning, LLC represents a $1.5 million investment in a limited partnership formed for the purpose of generating low income housing tax credits.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is currently wholly-owned by the investment subsidiary, but which will have other preferred shareholders in order to meet the requirements to be a REIT.  At June 30, 2016 neither had any assets.

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
The following selected aspects of the Dodd-Frank Act are related to the operations of the Bank:
•	The Consumer Financial Protection Bureau (“CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve, has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to Federal consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;
•	The Federal Deposit Insurance Act was amended to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;
•	The prohibition on payment of interest on demand deposits was repealed;
•	Deposit insurance was permanently increased to $250,000; and
•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period;
The following aspects of the Dodd-Frank Act are related to the operations of the Company:
•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules. As required by the Act, the federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies;
•	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether shareholders should have a "say on pay" vote every one, two or three years;
•	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;
•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;
•	Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive

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
Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2016, the Bank was in compliance with these reserve requirements.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2016, the Bank had $6.0 million in FHLB stock, which was in compliance with this requirement. The Bank received $99,000 and $116,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2016 and 2015, respectively.
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
The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio (the ratio of the net worth of the fund to aggregate insured deposits).  The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The  FDIC is required to offset the effect of the increase in the reserve ratio on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.
Implementing the Dodd-Frank Act requirement that the FDIC’s deposit insurance assessments be based on assets instead of deposits, the FDIC has issued rules specifying that specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity.  Until the FDIC’s reserve ratio reaches 1.15%, the FDIC assessment rates for an institution with assets of less than $10 billion generally range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments.  Effective for the quarter beginning July 1, 2016 or the quarter that begins after the reserve ratio reserve ratio reaches 1.15%, the assessment rates for such an institution will range from 3 to 30 basis points, based on the institution’s weighted average CAMELS component ratings and certain financial ratios. These rates are subject to downward adjustment (not below 1.5 basis points) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment based on its holdings of unsecured debt issued by other insured institutions.  Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments.  To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period, and smaller institutions will receive certain credits when the reserve ratio reaches 1.38%.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
A significant increase in insurance assessment rates would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter ended June 30, 2016, was 0.56 basis points (annualized) of assessable deposits.
Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for depository institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. In connection with the capital rules discussed under “Capital Rules” below, effective January 1, 2015, an institution is deemed to be “well capitalized” if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. Additionally, an institution shall be deemed to be "adequately capitalized" if it has (i) a total risk-based capital ratio of 8.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 4.5% or more, (iii) a Tier 1 risk-based capital ratio of 6.0% or more, and (iv) a leverage ratio of 4.0% or more and does not meet the definition of "well capitalized;"  "undercapitalized" if it has (i) a total risk-based capital ratio that is less than 8.0%, (ii) a common equity Tier 1 risk-based capital ratio that is less than 4.5%, (iii) a Tier 1 risk-based capital ratio that is less than 6.0%, or (iv) a leverage ratio that is less than 4.0%;  "significantly undercapitalized" if it has (i) a total risk-based capital ratio that is less than 6.0%, (ii) a common equity Tier 1 risk-based capital ratio that is less than 3.0%, (iii) a Tier 1 risk-based capital ratio that is less than 4.0%, or (iv) a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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
At June 30, 2016, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.
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
Guidance on Commercial Real Estate Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk; total loans for construction land development and other land representing 100% or more of the Bank’s total capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the Bank’s total capital and the Bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months.
Capital Rules. The regulatory capital ratios of the federal banking agencies implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.  The Capital regulations became effective January 1, 2015 (with some provisions transitioned into full effectiveness over two to four years). The new requirements created a new ratio for Common Equity Tier 1 (“CET1”) capital, increased the leverage and Tier 1 capital ratios, changed the risk-weights of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the minimum capital ratios, and changed what qualifies as regulatory capital.
Under the new requirements, the minimum capital ratios are: a ratio of CET1 capital to total risk-weighted assets of 4.5%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of total capital to risk-weighted assets of 8.0%, and a leverage ratio of 4.0%.
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
In addition to the minimum CET1, Tier 1, and total capital ratios, Southern Bank and the Company must maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.
Under the standards, in order to be considered well-capitalized, Southern Bank is required to have at least a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged), and not be subject to specified requirements to meet and maintain a specific capital ratio for a capital measure.
As of June 30, 2016, Southern Bank and the Company meet all these new requirements, including the full 2.5% capital conservation buffer, and would remain well capitalized if all phased-in requirements had been fully in effect on that date.
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
The amount of dividends actually paid by the Bank during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Dividends can be restricted if the capital conservation buffer is not maintained as described under “Capital Rules” above.  Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

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
The Company is subject to the activity limitations imposed on bank holding companies that are not financial holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which are permitted, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

PERSONNEL
As of June 30, 2016, the Company had 299 full-time employees and 43 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.
EXECUTIVE OFFICERS
Greg A. Steffens, the Company’s President and Chief Executive Officer, has been with us since 1998. He was hired in 1998 as Chief Financial Officer and was appointed President and CEO in 1999. He has over 26 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Mount Vernon, Missouri-based Sho-Me Financial Corp, prior to the sale of that company. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision.
Matthew T. Funke, the Company’s Chief Financial Officer, has worked for us since 2003. He has more than 17 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc., where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly.
Lora L. Daves, the Company’s Chief Credit Officer, has worked for us since 2006. Ms. Daves is responsible for the administration of the Company’s credit portfolio, including analysis of proposed new credits and monitoring of the portfolio’s credit quality. Ms. Daves has over 27 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp, headquartered in Minneapolis, Minnesota, during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a Southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager.
William D. Hribovsek, our Chief Lending Officer, has been with us since 1999. Mr. Hribovsek joined the Company as its senior commercial lender, and was named Chief Lending Officer in 2006. He has over 36 years banking experience. Prior to joining the Company, Mr. Hribovsek was employed as a commercial lender from 1979 to 1999 with Commerce Bank of Poplar Bluff, which was since merged with and into Commerce Bank, N.A., a subsidiary of Commerce Bancshares, Inc., headquartered in Kansas City, Missouri. While with Commerce Bank, Mr. Hribovsek oversaw the institution’s installment loan department for 12 years.
Kimberly A. Capps, the Company’s Chief Operations Officer, has been with us since 1994. She has over 24 years banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum, where she specialized in financial institution audits and taxation.
INTERNET WEBSITE
We maintain a website with the address of www.bankwithsouthern.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available at http://investors.bankwithsouthern.com. For more information regarding access to these filings on our website, please contact our Corporate Secretary, Southern Missouri Bancorp, Inc., 2991 Oak Grove Road, Poplar Bluff, Missouri, 63901; telephone number (573) 778-1800.

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
We may fail to realize all of the anticipated benefits of our acquisition of PSC.
The success of our acquisition of PSC will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the companies in a manner that does not materially disrupt the existing customer relationships of the companies or result in decreased revenues from customers.  If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, if at all, or may take longer to realize than expected.
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
At June 30, 2016 and June 30, 2015, our nonperforming assets were $9.0 million and $8.3 million, respectively, or 0.64% of total assets in both years. Our nonperforming assets adversely affect our net income in various ways:
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
Our construction loan portfolio, which totaled $77.4 million, or 6.81% of loans, net, at June 30, 2016, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.
Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.
At June 30, 2016, 57.61% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last several years, we have increased this type of lending from 50.53% of our portfolio at June 30, 2009, in order to improve the yield on our assets. At June 30, 2016, our loan portfolio included $452.1 million of commercial real estate loans and $202.0 million of commercial business loans compared to $97.2 million and $89.1 million, respectively, at June 30, 2009. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
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
Included in the commercial real estate loans described above are agricultural real estate loans totaling $102.2 million, or 9.0% of our loan portfolio, net, at June 30, 2016. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are cotton, rice, corn and soybean. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2009, when these loans totaled $21.3 million, or 5.8% of our loan portfolio.
Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2016, these loans totaled $73.3 million, or 6.5%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2009, when such loans totaled $27.5 million, or 7.5% of our loan portfolio.  Although agricultural production and equipment loans typically peak for us during the Fall, our highest balance was at June 30, 2016.  At September 30, 2015, these loans totaled $70.8 million, or 6.6% of our loan portfolio, net.
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
Our concentration in commercial real estate lending may result in additional expense or slow the growth of certain categories of commercial real estate loans as a result of increased regulatory scrutiny.
The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see "REGULATION"). For the purposes of this guidance, "commercial real estate" includes multifamily residential loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total loans for construction land development and other land representing 100% or more of the Bank's total capital: or (ii) total commercial real estate loans (as defined in the guidance) that exceed 300% of the Bank's total capital and the Bank's commercial real estate portfolio has increased by 50% or more during the prior 36 months. If a concentration under these guidelines is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.  As a result of heightened supervisory expectations related to this lending activity, we may incur additional expense to meet those expectations, and/or intentionally slow the growth of the commercial real estate loan portfolio generally, or particular concentrations of borrowers or categories of properties within that definition.
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
We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:
•	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;
•	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
•	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
•	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
•	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and
•	We have completed three acquisitions within the past five years and opened additional banking offices in the past few years that enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.
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
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2016, we determined that none of our goodwill or other intangible assets was impaired.
Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2016, our net deferred tax asset was $2.4 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2016. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.
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
Southern Missouri Bancorp, Inc. is an entity separate and distinct from its subsidiary bank, and derives substantially all of its revenue in the form of dividends from the subsidiary. Accordingly, the Company is and will be dependent upon dividends from its subsidiary bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company's right to participate in a distribution of assets upon the subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In addition, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors.  Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.
If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.
As of June 30, 2016, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a fair value of $14.8 million.
We guarantee the trust preferred securities described above. The indenture under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.
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
As a result of these provisions, if we were to elect to defer payments of interest on the junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our common stock, from redeeming, repurchasing or otherwise acquiring any of our common stock, and from making any payments to holders of our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.
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

Item 1B.  Unresolved Staff Comments

None.
Item 2.  Description of Properties
At June 30, 2016, the Bank operated from its headquarters, 32 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 30 of its other branch offices. The remaining five branches are either leased or partially owned.
For additional information regarding our properties, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Premises and Equipment".
During fiscal 2016, two significant construction projects were completed. The first project provided a facility to serve as a new corporate headquarters and a full service office, in Poplar Bluff, Missouri. Following completion of the project, the Bank’s previous headquarters converted to serve as a full-service branch. The second project renovated leased space in a new branch facility in Springfield to replace an existing leased branch.  Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs.  However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers' needs.
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
The common stock of Southern Missouri Bancorp, Inc. is traded under the symbol “SMBC” on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At June 30, 2016, there were 7,437,616 shares of common stock outstanding and approximately 250 common stockholders of record.
	Stock Price		Dividends
2016 Quarters:	High	Low	per Share
Fourth Quarter (ended 6/30/2016)	$24.86	$22.79	$0.090
Third Quarter (ended 3/31/2016)	24.02	22.95	0.090
Second Quarter (ended 12/31/2015)	24.40	21.26	0.090
First Quarter (ended 9/30/2015)	21.50	18.75	0.090

2015 Quarters:
Fourth Quarter (ended 6/30/2015)	$19.49	$18.44	$0.085
Third Quarter (ended 3/31/2015)	19.95	18.11	0.085
Second Quarter (ended 12/31/2014)	20.57	17.54	0.085
First Quarter (ended 9/30/2014)	18.05	17.40	0.085

2014 Quarters:
Fourth Quarter (ended 6/30/2014)	$18.08	$17.26	$0.080
Third Quarter (ended 3/31/2014)	18.50	15.99	0.080
Second Quarter (ended 12/31/2013)	18.50	13.03	0.080
First Quarter (ended 9/30/2013)	14.25	12.79	0.080

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
Information regarding our equity compensation plans is included in Part II, Item 11 of this Form 10-K.
On January 2, 2015, the Company declared a two-for-one common stock split in the form of 100% common stock dividend payable on January 30, 2015, to shareholders of record on January 16, 2015.  The table above, and all references to stock prices and per share information throughout this annual report on Form 10-K, reflect this split for all periods.
The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2016.
	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/16 - 06/30/16 period	-	-	-	-
05/01/16 - 05/31/16 period	-	-	-	-
04/01/16 - 04/30/16 period	-	-	-	-

The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

The following graph shows a comparison of stockholder return on Southern Missouri Bancorp, Inc.’s common stock with the cumulative total returns for as shown below the graph, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Item 6.  Selected Financial Data
(Dollars in thousands)	At June 30,
Financial Condition Data:	2016	2015	2014	2013	2012
Total assets	$1,403,910	$1,300,064	$1,021,422	$796,391	$739,189
Loans receivable, net	1,135,453	1,053,146	801,056	647,166	583,465
Mortgage-backed securities	71,231	70,054	58,151	16,714	19,253
Cash, interest-bearing deposits
and investment securities	81,270	78,258	88,658	77,059	90,568
Deposits	1,120,693	1,055,242	785,801	632,379	584,814
Borrowings	137,301	92,126	111,033	52,288	50,142
Subordinated debt	14,753	14,658	9,727	7,217	7,217
Stockholder's equity	125,966	132,643	111,111	101,829	94,728

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2016	2015	2014	2013	2012
Interest income	$56,317	$55,301	$40,471	$36,291	$38,965
Interest expense	9,365	8,766	7,485	7,501	9,943

Net interest income	46,952	46,535	32,986	28,790	29,022
Provision for loan losses	2,494	3,185	1,646	1,716	1,785

Net interest income after
provision for loan losses	44,458	43,350	31,340	27,074	27,237

Noninterest income	9,758	8,659	6,132	4,468	4,063
Noninterest expense	32,686	32,285	23,646	17,521	16,605

Income before income taxes	21,530	19,724	13,826	14,021	14,695
Income taxes	6,682	6,056	3,745	3,954	4,597
Net Income	14,848	13,668	10,081	10,067	10,098

Less: charge for early redemption of preferred
stock issued at a discount	---	---	---	---	94
Less: effective dividend on preferred stock	85	200	200	345	424
Net income available to common stockholders	$14,763	$13,468	$9,881	$9,722	$9,580
Basic earnings per share available to
common stockholders(2)	$1.99	$1.84	$1.49	$1.48	$1.71
Diluted earnings per share available to
common stockholders(2)	$1.98	$1.79	$1.45	$1.44	$1.66
Dividends per share(2)	$0.36	$0.34	$0.32	$0.30	$0.24

	At June 30,
Other Data:	2016	2015	2014	2013	2012
Number of:
Real Estate Loans	5,554	5,428	4,459	3,637	3,583
Deposit Accounts	60,839	58,927	43,159	31,980	31,307
Full service offices	33	32	22	17	17
Limited service offices	3	3	3	1	1
Loan production offices	---	---	---	---	---

	At or for the year ended June 30,
Key Operating Ratios:	2016	2015	2014	2013	2012
Return on assets (net income
divided by average assets)	1.11%	1.07%	1.09%	1.32%	1.37%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	12.34	12.48	11.55	12.34	15.15

Average equity to average assets	9.40	10.04	11.43	12.92	11.18

Interest rate spread (spread between
weighted average rate on all interest-earning
assets and all interest-bearing liabilities)	3.69	3.81	3.68	3.85	3.90

Net interest margin (net interest income as a
percentage of average interest-earning assets	3.80	3.92	3.81	4.02	4.12

Noninterest expense to average assets	2.45	2.53	2.56	2.29	2.25

Average interest-earning assets to
average interest-bearing liabilities	114.38	115.39	114.26	116.68	115.19

Allowance for loan losses to gross loans(1)	1.20	1.15	1.14	1.28	1.27

Allowance for loan losses to
nonperforming loans(1)	243.66	323.35	663.37	583.41	312.38

Net charge-offs (recoveries) to average
outstanding loans during the period	0.09	0.01	0.10	0.13	0.13

Ratio of nonperforming assets
to total assets(1)	0.64	0.64	0.43	0.58	0.54

Common shareholder dividend payout ratio
(common dividends as a percentage of
earnings available to common shareholders	18.12	18.69	21.44	20.31	13.40

(1)	At end of period
(2)	All share and per share amounts have been adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid January 30, 2015.

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
NON-GAAP FINANCIAL INFORMATION
This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include:
•	Fiscal year 2016 and 2015 net income available to common stockholders excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax;
•	Fiscal year 2016 and 2015 return on average assets excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax;
•	Fiscal year 2016 and 2015 return on average common equity excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax;

•	Fiscal year 2016 and 2015 net interest margin excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition;

Management believes that showing these amounts and measures excluding these items is useful for investors because it better reflects our core operating results and provides useful information by which to evaluate the Company’s operating performance on an ongoing basis from period to period.  Other acquisitions which included smaller fair value discounts on acquired loans and fair value premiums on acquired time deposits resulted in less variation in what management believes to be core operating results.
The following table presents a reconciliation of the calculation of net income available to common stockholders, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Peoples Acquisition, net of tax:
	For the twelve months ended
(dollars in thousands)	June 30, 2016	June 30, 2015

Net income available to common stockholders	$14,763	$13,468
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	1,084	1,322
Net income available to common shareholders - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	$13,679	$12,146

The following table presents a reconciliation of the calculation of return on average assets, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Peoples Acquisition, net of tax:
	For the twelve months ended
	June 30, 2016	June 30, 2015

Return on average assets	1.11%	1.07%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.08	0.10
Return on average assets - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	1.03%	0.97%

The following table presents a reconciliation of the calculation of return on average common equity, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Peoples Acquisition, net of tax:
	For the twelve months ended
	June 30, 2016	June 30, 2015

Return on average common equity	12.34%	12.48%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	0.91	1.22
Return on average common equity - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition, net of tax	11.43%	11.26%

The following table presents a reconciliation of the calculation of net interest margin, excluding accretion of fair value discount on acquired loans and amortization of premium on acquired time deposits related to the Peoples Acquisition:
	For the twelve months ended
	June 30, 2016	June 30, 2015

Net interest margin	3.80%	3.92%
Less: impact of excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	0.14	0.17
Net interest margin - excluding accretion of fair value discount on acquired loans and amortization of fair value premium on acquired time deposits related to the Peoples Acquisition	3.66%	3.75%

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
FINANCIAL CONDITION
General. The Company experienced balance sheet growth in fiscal 2016, with total assets of $1.4 billion at June 30, 2016, reflecting an increase of $103.8 million, or 8.0%, as compared to June 30, 2015. Balance sheet growth was primarily comprised of loan growth, investments in bank-owned life insurance, premises and equipment, and cash. Balance sheet growth was funded primarily with deposit growth and advances from the FHLB.
Cash and equivalents. Cash equivalents and time deposits were $22.6 million at June 30, 2016, up $5.8 million, or 34.5%, as compared to June 30, 2015, with the change attributed to normal fluctuations. Interest-bearing time deposits were $723,000 at June 30, 2016, down $1.2 million, or 62.8%, over the same time period.
Investments. Available-for-sale (AFS) securities were $129.2 million at June 30, 2016, a decrease of $369,000, or 0.3%, as compared to June 30, 2015. The decrease was attributable to reductions in government agency bonds, partially offset by increases in municipal bonds, mortgage-backed securities, and other securities.
Loans. Loans, net of the allowance for loan losses, were $1.1 billion at June 30, 2016, up $82.3 million, or 7.8%, as compared to June 30, 2015. The increase in loan balances was primarily attributable to growth in commercial real estate loan balances, residential real estate loan balances, commercial loan balances, and construction loan balances, partially offset by a reduction in consumer loan balances. The increase in residential real estate loan balances was attributable primarily to increases in multifamily real estate loan originations. The increase in commercial real estate loan balances was attributable primarily to increases in nonresidential improved property loan originations, as well as agricultural real estate loan originations. The increase in commercial loan balances was attributable to drawn balances by agricultural borrowers, partially offset by a reduction in commercial and industrial balances.
Allowance for Loan Losses. The allowance for loan losses was $13.8 million at June 30, 2016, an increase of $1.5 million, or 12.1%, as compared to June 30, 2015. The allowance represented 1.20% of gross loans receivable at June 30, 2016, as compared to 1.15% of gross loans receivable at June 30, 2015. The small increase in the allowance as a percentage of gross loans receivable was attributable to provisioning for loan losses at a higher rate than net charge-offs, which was the result of a decreasing balance of loans within the portfolio subject to purchase accounting following the Peoples Acquisition. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2016 and 2015.
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

The following table sets forth the Company’s historical net charge offs as of June 30, 2016:
	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.04%	0.05%
Construction	0.00	0.02
Commercial	0.01	0.05
Consumer loans	0.25	0.15
Commercial loans	0.14	0.28

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2016, these qualitative factors included:
•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:
	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2016	June 30, 2015
Real estate loans:
Residential	0.75%	0.76%
Construction	1.85	1.90
Commercial	1.32	1.33
Consumer loans	1.40	1.42
Commercial loans	1.35	1.38

At June 30, 2016, the amount of our allowance for loan losses attributable to these qualitative factors increased to approximately $12.3 million, as compared to $10.8 million at June 30, 2015, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management’s assessment that risks represented by the qualitative factors were stable to slightly improving, on balance.
Premises and Equipment. Premises and equipment increased to $46.9 million, up $7.2 million, or 18.2%, as compared to June 30, 2015. The increase was due primarily to construction of a new corporate headquarters, which includes a retail branch, the purchase of integrated teller machines, and the purchase of software and equipment related to phone system and network upgrades.
BOLI. The Bank purchased “key person” life insurance policies on employees in fiscal 2003 and fiscal 2005 for original premiums totaling $6.0 million. In fiscal 2012, the Bank purchased additional “key person” life insurance policies for original premiums totaling $7.5 million. In fiscal 2014, the Bank acquired $2.1 million in additional “key person” life insurance as part of the Citizens State Bank acquisition.  And in fiscal 2016, the Bank purchased additional “key person” life insurance for original premiums totaling $10.0 million. At June 30, 2016, the cash surrender value of these policies had increased to $30.1 million, up $10.4 million, or 52.7%, as compared to June 30, 2015.

Intangible Assets. Intangible assets generated as a result of branch acquisitions in fiscal 2000 and the December 2010 assumption of deposits of the former First Southern Bank were fully amortized as of June 30, 2016.  The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000, which will not be amortized, but will be tested for impairment at least annually. The October 2013 acquisition of Ozarks Legacy resulted in goodwill of $1.5 million, which will not be amortized, but will be tested for impairment at least annually, and a $1.4 million core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The February 2014 acquisition of Citizens resulted in a $624,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method.  The August 2014 Peoples Acquisition resulted in goodwill of $3.0 million, which will not be amortized, but will be tested for impairment at least annually, and a $3.0 million core deposit intangible, which is being amortized over a six-year period using the straight-line method.
Deposits. Deposits were $1.1 billion at June 30, 2016, an increase of $65.5 million, or 6.2%, as compared to June 30, 2015. The increase was primarily attributable to growth in interest-bearing transaction accounts, noninterest-bearing transaction accounts, and money market deposit accounts, partially offset by declines in savings accounts and certificates of deposit, as the Company was less aggressive in promoting and pricing these products. The average loan-to-deposit ratio for the fourth quarter of fiscal 2016 was 100.2%, as compared to 99.3% for the same period of the prior fiscal year.
Borrowings. FHLB advances were $110.2 million at June 30, 2016, an increase of $45.4 million, or 70.1%, as compared to June 30, 2015. The increase was attributable to the Company’s increase in overnight borrowings due to strong loan demand in the fourth quarter of fiscal 2016, some of which is seasonal, coupled with a slight decrease in deposit balances during the same quarter. Securities sold under agreements to repurchase totaled $27.1 million at June 30, 2016, a decrease of $247,000, or 0.9%, as compared to June 30, 2015. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.
Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.6 million and $2.5 million, respectively, at June 30, 2016 and 2015. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.0 million and $4.9 million, respectively, at June 30, 2016 and 2015.
Stockholders’ Equity. The Company’s stockholders’ equity was $126.0 million at June 30, 2016, a decrease of $6.7 million, or 5.0%, as compared to June 30, 2015. The decrease was attributable to the redemption of the Company’s $20.0 million in preferred stock which had been issued in July 2011 under the U.S. Treasury’s Small Business Lending Fund program and payments of dividends on common and preferred stock, partially offset by retention of net income and an increase in accumulated other comprehensive income.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2016 AND 2015
Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2016, was $14.8 million, an increase of $1.3 million, or 9.6%, as compared to the prior fiscal year. Before a dividend on preferred shares of $85,000, net income was $14.8 million for the 2016 fiscal year, an increase of $1.2 million, or 8.6%, as compared to the prior fiscal year.
Net Interest Income. Net interest income for fiscal 2016 was $47.0 million, an increase of $417,000, or 0.9%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 4.2% increase in the average balance of interest-earning assets, mostly offset by a decrease in the net interest margin, from 3.92% to 3.80%. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $1.7 million in fiscal 2016, as compared to $2.1 million in fiscal 2015. This component of net interest income contributed an additional 14 basis point to the net interest margin in fiscal 2016, as compared to a contribution of 18 basis points in fiscal 2015. The Company expects the impact of the fair value discount accretion to decline even more significantly during fiscal 2017. Purchase accounting adjustments related to other acquisitions closed by the Company in recent periods have had a less significant impact on net interest income in fiscal 2016 and 2015.
Interest Income. Interest income for fiscal 2016 was $56.3 million, an increase of $1.0 million, or 1.8%, when compared to the prior fiscal year. The increase was due to an increase of $49.6 million in the average balance of interest-earning assets, as a result of an increase in loan balances, partially offset by a ten basis point decrease in the average yield earned on interest-earning assets, from 4.66% in fiscal 2015, to 4.56% in fiscal 2016.
Interest income on loans receivable for fiscal 2016 was $52.8 million, an increase of $1.3 million, or 2.6%, when compared to the prior fiscal year. The increase was due to a $72.1 million increase in the average balance of loans receivable, partially offset by a 21 basis point decrease in the average yield earned on loans receivable. The decline in the average yield was attributed to origination of loans and borrower refinancing in the continued low rate environment, as well as a reduction in the accretion of fair value discount on loans attributable to the Peoples Acquisition, which declined to $1.5 million in fiscal 2016, as compared to $1.8 million in fiscal 2015.
Interest income on the investment portfolio and other interest-earning assets was $3.5 million for fiscal 2016, a decrease of $318,000, or 8.4%, when compared to the prior fiscal year. The decrease was due to a $22.5 million decrease in the average balance of these assets, partially offset by a 13 basis point increase in the average yield earned on these assets.
Interest Expense. Interest expense was $9.4 million for fiscal 2016, an increase of $599,000, or 6.8%, when compared to the prior fiscal year. The increase was due to the $52.5 million increase in the average balance of interest-bearing liabilities, combined with a two basis point increase in the average rate paid on interest-bearing liabilities, from 0.85% in fiscal 2015 to 0.87% in fiscal 2016.
Interest expense on deposits was $7.4 million for fiscal 2016, an increase of $548,000, or 8.0%, when compared to the prior fiscal year. The increase was due to the $65.1 million increase in the average balance of interest-bearing deposits, while the average rate paid on those deposits was unchanged.
Interest expense on FHLB advances was $1.3 million for fiscal 2016, a decrease of $7,000, or 0.5%, when compared to the prior fiscal year. The decrease was due to a $15.1 million decrease in the average balance of FHLB advances, partially offset by a 36 basis point increase in the average rate paid on those advances. The increase in the average rate paid was attributable to the lower average balance outstanding in relatively low-cost overnight borrowings.
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
The provision for loan losses was $2.5 million for fiscal 2016, compared to $3.2 million for the prior fiscal year. The decrease in provision was attributed to management’s analysis of the loan portfolio. The analysis noted increased balances of loans subject to allowance methodology, as acquired loan balances initially subject to purchase accounting are replaced over time. In fiscal 2016, net charge offs were $1.0 million, compared to $146,000 for the prior fiscal year. At June 30, 2016, classified loans totaled $11.0 million, or 0.96% of gross loans, as compared to $14.8 million, or 1.39% of gross loans, at June 30, 2015. Classified loans were comprised primarily of commercial and residential real estate. At June 30, 2016, classified loans included $1.7 million in purchased credit impaired loans obtained in the Peoples Acquisition, as compared to $4.3 million at June 30, 2015. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.
The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2016, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $9.8 million for fiscal 2016, an increase of $1.1 million, or 12.7%, when compared to the prior fiscal year.  The increase was attributed primarily to non-recurring items related to bank-owned life insurance ($323,000), the Company’s ownership of stock in Ozark Trust and Investment Corporation, the acquisition of which by Simmons First National Corporation closed during the fiscal year ($301,000), and the Company’s sale of its interest in a low-income housing tax credit (LIHTC) limited partnership ($138,000). The remainder of the change was attributable to increases in bank card interchange income and deposit account service charges, partially offset by reduction in loan late charges and losses on disposition of fixed assets.
Noninterest Expense. Noninterest expense was $32.7 million for fiscal 2016, an increase of $402,000, or 1.2%, when compared to the prior fiscal year. The increase in noninterest expense was attributable primarily to increased occupancy, supplies and postage, and advertising, partially offset by declines in legal and professional fees and other operating expense as a result of inclusion in fiscal 2015 results of $508,000 in merger-related charges, with no comparable charge in the current period. Additionally, charges to amortize core deposit intangibles were lower as intangibles resulting from branch acquisitions in 2000 and the December 2010 assumption of deposits of the former First Southern Bank were fully amortized during the fiscal year.
Provision for Income Taxes. The Company recorded an income tax provision of $6.7 million for fiscal 2016, an increase of $627,000 as compared to the prior fiscal year. The effective tax rate for fiscal 2016 was 31.0%, as compared to 30.7% for fiscal 2015. The increase in the effective tax rate was attributable primarily to an increase in pre-tax income and average assets, without corresponding increases in tax-advantaged investments, partially offset by a decrease in non-deductible expenses.
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
Net Interest Income. Net interest income for fiscal 2015 was $46.5 million, an increase of $13.5 million, or 41.1%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 36.9% increase in the average balance of interest-earning assets, primarily from the Peoples Acquisition, combined with an increase in the net interest margin, from 3.81% to 3.92%. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Fiscal 2011 Acquisition declined from $632,000 in fiscal 2014, to $288,000 in fiscal 2015. This component of net interest income contributed an additional two basis points to the net interest margin in fiscal 2015, as compared to seven basis points in fiscal 2014. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $2.1 million in fiscal 2015, with no comparable impact in the prior fiscal year. This component of net interest income contributed an additional 18 basis points to the net interest margin in fiscal 2015. The Company expects the impact of the fair value discount accretion to continue to decline over time, as the assets acquired at a discount continue to mature or prepay. Purchase accounting adjustments related to other acquisitions closed by the Company in recent periods have had a less significant impact on net interest income.
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
The provision for loan losses was $3.2 million for fiscal 2015, compared to $1.6 million for the prior fiscal year. The increase in provision was attributed to management’s analysis of the loan portfolio. The analysis noted increased balances of loans subject to allowance methodology, as acquired loan balances initially subject to purchase accounting are replaced over time. In fiscal 2015, net charge offs were $146,000, compared to $773,000 for the prior fiscal year. At June 30, 2015, classified loans totaled $14.8 million, or 1.39% of gross loans, as compared to $7.0 million, or 0.87% of gross loans, at June 30, 2014. Classified loans were comprised primarily of commercial and residential real estate. At June 30, 2015, classified loans included $4.3 million in purchased credit impaired loans obtained in the Peoples Acquisition. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.
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
Noninterest Income. Noninterest income was $8.7 million for fiscal 2015, an increase of $2.5 million, or 41.2%, when compared to the prior fiscal year.  The increase was attributed primarily to bank card interchange income, deposit account service charges, loan late charges, loan servicing fees and other loan fees, and gains realized on secondary market loan originations, partially offset by lower gains on sales of AFS securities. Generally, higher noninterest income levels are the result of additional deposit and loan relationships served by the Company as a result of the Fiscal 2014 Acquisitions and the Peoples Acquisition, which closed in the first quarter of fiscal 2015. Additionally, the Company is realizing benefits from a December increase in the Bank’s NSF fee and the Bank’s new debit card processing contract, which was entered into at the beginning fiscal 2015.
Noninterest Expense. Noninterest expense was $32.3 million for fiscal 2015, an increase of $8.6 million, or 36.5%, when compared to the prior fiscal year. In total, the increases in noninterest expense were attributable to employee compensation and benefits, occupancy, amortization of core deposit intangibles, advertising, and other expenses, partially offset by declines in legal and professional fees, and bankcard network expense.  Generally, higher noninterest expense levels are the result of growth in the Company’s locations and employee count, as a result of the Fiscal 2014 Acquisitions and the Peoples Acquisition, which closed in the first quarter of fiscal 2015. Fiscal 2015 results included $508,000 in merger-related charges, compared to $1.2 million in such charges recognized in fiscal 2014. Additionally, during fiscal 2014, the Company incurred a charge of $376,000 for liquidated damages resulting from the early termination of its debit card processing contract.
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
Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2016, the Bank had outstanding commitments to extend credit of $163.8 million (including $104.0 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $22.0 million at rates ranging from 3.25% to 10.50%, with a weighted-average rate of 4.32%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.
For the year ended June 30, 2016, Southern Missouri increased deposits and FHLB advances by $65.5 million and $45.4 million, respectively, and reduced securities sold under agreements to repurchase by $247,000. During the prior year, Southern Missouri increased deposits and securities sold under agreements to repurchase by $269.4 million and $1.8 million, respectively, and reduced FHLB advances by $20.7 million.  At June 30, 2016, the Bank had pledged $522.9 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $248.0 million, of which $109.8 million had been advanced, while none had been used for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $168.1 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve’s discount window for available credit of approximately $112.6 million, as of June 30, 2016, none of which had been advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its multifamily residential real estate, home equity, or commercial business loans. In total, FHLB borrowings are generally limited to 35% of Bank assets, or approximately $468.2 million as most recently reported to the FHLB on June 30, 2016, which means that an amount up to $358.4 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.
Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.
At June 30, 2016, the Bank had $245.9 million in CDs maturing within one year and $749.1 million in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $245.3 million in CDs maturing within one year and $680.5 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2016, the Bank had $69.8 million in overnight advances from the FHLB, and $40.0 million in FHLB advances eligible for early redemption by the lender within one year.
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
At June 30, 2016, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $128.4 million, $143.0 million and $128.4 million, respectively. The Bank’s tier 1 capital represented 9.37% of total adjusted assets and 10.33% of total risk-weighted assets, while total risk-based capital was 11.50% of total risk-weighted assets, and tangible common equity capital was 10.33% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5%.
At June 30, 2016, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $134.1 million, $148.6 million and $119.7 million, respectively. The Company’s tier 1 capital represented 9.75% of total adjusted assets and 10.79% of total risk-weighted assets, while total risk-based capital was 11.95% of total risk-weighted assets, and tangible common equity capital was 9.63% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%.
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

	Years Ended June 30,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans (1)	$865,029	$41,643	4.81%	$805,928	$40,485	5.02%	$572,409	$28,923	5.05%
Other loans (1)	224,930	11,207	4.98	211,907	11,030	5.20	164,912	8,629	5.23
Total net loans	1,089,959	52,850	4.85	1,017,835	51,515	5.06	737,321	37,552	5.09
Mortgage-backed securities	66,736	1,467	2.20	76,980	1,674	2.17	42,948	943	2.20
Investment securities (2)	67,885	1,965	2.83	71,814	1,996	2.78	78,064	1,951	2.50
Other interest-earning assets	10,799	35	0.32	19,103	116	0.61	7,950	25	0.31
TOTAL INTEREST-
EARNING ASSETS (1)	1,235,379	56,317	4.56	1,185,732	55,301	4.66	866,283	40,471	4.67
Other noninterest-earning assets (3)	99,463	---	---	88,000	---	---	57,362	---	---
TOTAL ASSETS	$1,334,842	56,317	---	$1,273,732	55,301	---	$923,645	40,471	---
Interest-bearing liabilities:
Savings accounts	$121,741	386	0.32	$115,751	384	0.33	$89,924	311	0.35
NOW accounts	375,355	2,746	0.73	307,928	2,391	0.78	245,915	2,103	0.86
Money market accounts	75,947	219	0.29	75,860	180	0.24	25,469	73	0.29
Certificates of deposit	399,685	4,056	1.01	408,092	3,904	0.96	304,442	3,476	1.14
TOTAL INTEREST-
BEARING DEPOSITS	972,728	7,407	0.76	907,631	6,859	0.76	665,750	5,963	0.90
Borrowings:
Securities sold under
agreements to repurchase	27,387	119	0.44	25,443	117	0.46	24,492	132	0.53
FHLB advances	65,273	1,271	1.95	80,415	1,278	1.59	58,926	1,085	1.84
Junior subordinated debt	14,705	568	3.86	14,112	512	3.63	9,011	305	3.38
TOTAL INTEREST-
BEARING LIABILITIES	1,080,093	9,365	0.87	1,027,601	8,766	0.85	758,179	7,485	0.99
Noninterest-bearing
demand deposits	125,503	---	---	117,157	---	---	41,507	---	---
Other liabilities	3,764	---	---	1,074	---	---	18,373	---	---
TOTAL LIABILITIES	1,209,360	9,365	---	1,145,832	8,766	---	818,059	7,485	---
Stockholders’ equity	125,482	---	---	127,900	---	---	105,586	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,334,842	9,365	---	$1,273,732	8,766	---	$923,645	7,485	---
Net interest income		$46,952			$46,535			$32,986
Interest rate spread (4)			3.69%			3.81%			3.68%
Net interest margin (5)			3.80%			3.92%			3.81%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	114.38%			115.39%			114.26%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID
The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.
	At June 30,	For The Year Ended June 30,
	2016	2016	2015	2014
Weighted-average yield on loan portfolio	4.72%	4.85%	5.06%	5.09%
Weighted-average yield on mortgage-backed securities	2.08	2.20	2.17	2.20
Weighted-average yield on investment securities (1)	2.98	2.83	2.78	2.45
Weighted-average yield on other interest-earning assets	0.26	0.32	0.61	0.31
Weighted-average yield on all interest-earning assets	4.44	4.56	4.66	4.67
Weighted-average rate paid on deposits	0.79	0.76	0.76	0.90
Weighted-average rate paid on securities sold under
agreements to repurchase	0.39	0.44	0.46	0.53
Weighted-average rate paid on FHLB advances	1.65	1.95	1.59	1.84
Weighted-average rate paid on subordinated debt	4.04	3.86	3.63	3.38
Weighted-average rate paid on all interest-bearing liabilities	0.91	0.87	0.85	0.99
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.53	3.69	3.81	3.68
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.65	3.80	3.92	3.81
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
	Years Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to				Years Ended June 30, 2015 Compared to 2014 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(2,124)	$3,649	$(190)	$1,335	$(234)	$14,287	$(90)	$13,963
Mortgage-backed securities	21	(222)	(6)	(207)	(9)	747	(7)	731
Investment securities (2)	83	(109)	(5)	(31)	217	(156)	(16)	45
Other interest-earning deposits	(55)	(51)	25	(81)	23	36	32	91
Total net change in income on
interest-earning assets	(2,075)	3,267	(176)	1,016	(3)	14,914	(81)	14,830
Interest-bearing liabilities:
Deposits	(57)	499	106	548	(809)	1,955	(250)	896
Securities sold under
agreements to repurchase	(4)	9	(3)	2	(17)	5	(3)	(15)
Subordinated debt	32	22	2	56	23	172	12	207
FHLB advances	287	(241)	(53)	(7)	(149)	396	(54)	193
Total net change in expense on
interest-bearing liabilities	258	289	52	599	(952)	2,528	(295)	1,281
Net change in net interest income	$(2,333)	$2,978	$(228)	$417	$949	$12,386	$214	$13,549
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
The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2016, fixed rate residential loan originations totaled $50.5 million (of which $22.9 million was originated for sale into the secondary market), compared to $34.9 million during the prior year (of which $16.6 million was originated for sale into the secondary market). At June 30, 2016, the fixed-rate residential loan portfolio totaled $139.9 million, with a weighted average maturity of 116 months, compared to $137.4 million with a weighted average maturity of 123 months at June 30, 2015. The Company originated $27.9 million in adjustable rate residential loans during the fiscal year ended June 30, 2016, compared to $32.0 million during the prior fiscal year. At June 30, 2016, fixed rate loans with remaining maturities in excess of 10 years totaled $36.7 million, or 3.2%, of loans receivable, compared to $41.4 million, or 3.9%, of loans receivable, at June 30, 2015. The Company originated $195.5 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2016, compared to $189.2 million during the prior fiscal year. The Company also originated $60.0 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2016, compared to $48.4 million during the prior year. At June 30, 2016, adjustable-rate home equity lines of credit totaled $25.1 million, compared to $23.5 million as of June 30, 2015. At June 30, 2016, the Company’s weighted average life of its investment portfolio was 3.7 years, compared to 4.0 years at June 30, 2015. At June 30, 2016, CDs with original terms of two years or more totaled $204.7 million, compared to $213.5 million at June 30, 2015.
INTEREST RATE SENSITIVITY ANALYSIS
The following table sets forth as of June 30, 2016 and 2015, management’s estimates of the projected changes in net portfolio value in the event of 1%, 2% and 3%, instantaneous, permanent increases or decreases in market interest rates.
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

June 30, 2016
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$112,689	$(15,234)	(12)	8.14	-95
+200 bp	118,137	(9,785)	(8)	8.49	-61
+100 bp	122,921	(5,001)	(4)	8.79	-31
0 bp	127,922	---	---	9.10	---
-100 bp	135,662	7,740	6	9.58	48
-200 bp	142,772	14,850	12	10.03	93
-300 bp	149,773	21,850	17	10.46	136

June 30, 2015
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$109,800	$(24,425)	(18)	8.67	-165
+200 bp	118,317	(15,908)	(12)	9.25	-106
+100 bp	125,745	(8,480)	(6)	9.75	-56
0 bp	134,226	---	---	10.32	---
-100 bp	143,417	9,192	7	10.92	61
-200 bp	153,515	19,289	14	11.58	127
-300 bp	163,386	29,160	22	12.22	190

The Company has worked to limit its exposure to rising rates in the current historically low rate environment by (a) increasing the share of funding on its balance sheet obtained from non-maturity transaction accounts, (b) limiting FHLB borrowings and (c) limiting the duration of its available-for-sale investment portfolio.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (“Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2016.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern Missouri Bancorp, Inc.'s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Decatur, Illinois
September 13, 2016

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2016 AND 2015
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2016	2015
Assets
Cash and cash equivalents	$22,554	$16,775
Interest-bearing time deposits	723	1,944
Available for sale securities (Note 2)	129,224	129,593
Stock in FHLB of Des Moines	6,009	4,127
Stock in Federal Reserve Bank of St. Louis	2,343	2,340
Loans receivable, net of allowance for loan losses of $13,791 and $12,298 at June 30, 2016 and June 30, 2015, respectively (Notes 3 and 4)	1,135,453	1,053,146
Accrued interest receivable	5,512	5,168
Premises and equipment, net (Note 5)	46,943	39,726
Bank owned life insurance – cash surrender value	30,071	19,692
Goodwill	4,556	4,556
Other intangible assets, net	3,295	4,201
Prepaid expenses and other assets	17,227	18,796
TOTAL ASSETS	$1,403,910	$1,300,064

Liabilities and Stockholders' Equity
Deposits (Note 6)	$1,120,693	$1,055,242
Securities sold under agreements to repurchase (Note7)	27,085	27,332
Advances from FHLB of Des Moines (Note 8)	110,216	64,794
Accounts payable and other liabilities	4,477	4,618
Accrued interest payable	720	777
Subordinated debt (Note 9)	14,753	14,658
TOTAL LIABILITIES	1,277,944	1,167,421

Commitments and contingencies (Note 15)	-	-

Preferred stock, $.01 par value, $1,000 liquidation value; 500,000 shares authorized; 0 shares and 20,000 shares, respectively, issued and outstanding at June 30, 2016 and June 30, 2015	-	20,000
Common stock, $.01 par value; 10,000,000 shares authorized; 7,437,616 and 7,419,666 shares, respectively, issued at June 30, 2016 and June 30, 2015	74	74
Additional paid-in capital	34,432	33,948
Retained earnings	89,798	77,760
Accumulated other comprehensive income	1,662	861
TOTAL STOCKHOLDERS' EQUITY	125,966	132,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,403,910	$1,300,064

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2016, 2015 AND 2014
Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2016	2015	2014
Interest Income:
Loans	$52,850	$51,515	$37,552
Investment securities	1,965	1,996	1,951
Mortgage-backed securities	1,467	1,674	943
Other interest-earning assets	35	116	25
TOTAL INTEREST INCOME	56,317	55,301	40,471
Interest Expense:
Deposits	7,407	6,859	5,963
Securities sold under agreements to repurchase	119	117	132
Advances from FHLB of Des Moines	1,271	1,278	1,085
Subordinated debt	568	512	305
TOTAL INTEREST EXPENSE	9,365	8,766	7,485
NET INTEREST INCOME	46,952	46,535	32,986
Provision for loan losses (Note 3)	2,494	3,185	1,646
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,458	43,350	31,340
Noninterest income:
Deposit account charges and related fees	3,588	3,456	2,616
Bank card interchange income	2,580	2,294	1,432
Loan late charges	351	401	241
Loan servicing fees	176	143	41
Other loan fees	806	720	443
Net realized gains on sale of loans	641	656	503
Net realized gains on sale of AFS securities	5	6	116
Earnings on bank owned life insurance	928	569	540
Other income	683	414	200
TOTAL NONINTEREST INCOME	9,758	8,659	6,132
Noninterest expense:
Compensation and benefits	17,769	17,828	12,265
Occupancy and equipment, net	7,132	5,879	3,846
Deposit insurance premiums	657	686	462
Legal and professional fees	576	897	1,524
Advertising	932	904	520
Postage and office supplies	623	577	568
Intangible amortization	1,025	1,253	674
Bank card network fees	971	1,019	1,114
Other operating expense	3,001	3,242	2,673
TOTAL NONINTEREST EXPENSE	32,686	32,285	23,646
INCOME BEFORE INCOME TAXES	21,530	19,724	13,826
Income Taxes (Note 11)
Current	6,206	6,586	4,353
Deferred	476	(530)	(608)
	6,682	6,056	3,745
NET INCOME	$14,848	$13,668	$10,081
Less: dividend on preferred shares	85	200	200
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,763	$13,468	$9,881

Basic earnings per share available to common stockholders	$1.99	$1.84	$1.49
Diluted earnings per share available to common stockholders	$1.98	$1.79	$1.45
Dividends paid	$0.36	$0.34	$0.32

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2016, 2015 AND 2014
Southern Missouri Bancorp, Inc.
	2016	2015	2014
(dollars in thousands)
NET INCOME	$14,848	$13,668	$10,081
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	1,290	512	1,054
Less: reclassification adjustment for realized gains included in net income	5	6	116
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	-	(58)	291
Defined benefit pension plan net (loss) gain	(9)	(14)	(12)
Tax (expense) benefit	(475)	(161)	(450)
Total other comprehensive income (loss)	801	273	767
COMPREHENSIVE INCOME	$15,649	$13,941	$10,848

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY <
YEARS ENDED JUNE 30, 2016, 2015 AND 2014
Southern Missouri Bancorp, Inc.
			Warrants to	Additional		Accumulated Other	Total
	Preferred	Common	Acquire	Paid-In	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Stock	Common Stock	Capital	Earnings	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2013	$20,000	$33	$177	$22,752	$59,046	$(179)	$101,829

Net Income					10,081	-	10,081
Change in unrealized gain on available for sale securities						775	775
Defined benefit pension plan net loss						(8)	(8)
Dividends paid on common stock ($.32 per share)					(2,118)		(2,118)
Dividends paid on preferred stock					(200)		(200)
Stock option expense				13			13
Stock grant expense				172			172
Tax benefit of stock grants				43			43
Exercise of stock options				524			524
BALANCE AS OF JUNE 30, 2014	$20,000	$33	$177	$23,504	$66,809	$588	$111,111

Net Income					13,668		13,668
Change in unrealized gain on available for sale securities						282	282
Defined benefit pension plan net loss						(9)	(9)
Dividends paid on common stock ($.34 per share)					(2,517)		(2,517)
Dividends paid on preferred stock					(200)		(200)
Stock option expense				15			15
Stock grant expense				275			275
Tax benefit of stock grants				54			54
Exercise of stock options				332			332
Repurchase of warrants to acquire common stock			(177)	(2,523)			(2,700)
Common stock issued		4		12,328			12,332
Two-for-one common stock split in the form of a 100% common stock dividend		37		(37)			-
BALANCE AS OF JUNE 30, 2015	$20,000	$74	$-	$33,948	$77,760	$861	$132,643

Net Income					14,848		14,848
Change in unrealized gain on available for sale securities						810	810
Defined benefit pension plan net loss						(9)	(9)
Dividends paid on common stock ($.36 per share)					(2,675)		(2,675)
Dividends paid on preferred stock					(135)		(135)
Stock option expense				13			13
Stock grant expense				268			268
Tax benefit of stock grants				104			104
Exercise of stock options				99			99
Redemption of preferred stock	(20,000)						(20,000)
BALANCE AS OF JUNE 30, 2016	$-	$74	$-	$34,432	$89,798	$1,662	$125,966

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2016, 2015 AND 2014
Southern Missouri Bancorp, Inc.
(dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
NET INCOME	$14,848	$13,668	$10,081
Items not requiring (providing) cash:
Depreciation	2,513	1,988	1,511
Loss on disposal of fixed assets	74	-	-
Stock option and stock grant expense	385	344	228
Loss on sale/write-down of REO	20	55	31
Amortization of intangible assets	1,025	1,253	674
Amortization of purchase accounting adjustments	(1,803)	(2,527)	(6)
Increase in cash surrender value of bank owned life insurance (BOLI)	(928)	(569)	(540)
Provision for loan losses and off-balance sheet credit exposures	2,494	3,185	1,646
Gains realized on sale of AFS securities	(5)	(6)	(116)
Net amortization of premiums and discounts on securities	827	897	1,047
Originations of loans held for sale	(22,898)	(16,557)	(15,475)
Proceeds from sales of loans held for sale	22,116	17,264	15,723
Gain on sales of loans held for sale	(641)	(656)	(503)
Changes in:
Accrued interest receivable	(344)	(133)	250
Prepaid expenses and other assets	379	1,453	459
Accounts payable and other liabilities	(812)	659	(601)
Deferred income taxes	475	(530)	(608)
Accrued interest payable	(57)	130	(459)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,668	19,918	13,342

Cash flows from investing activities:
Net increase in loans	(82,544)	(64,354)	(104,088)
Net change in interest-bearing deposits	1,221	9,661	-
Proceeds from maturities of available for sale securities	23,878	19,923	13,041
Proceeds from sales of available for sale securities	6,251	14,021	38,050
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,882)	1,370	(2,254)
Net purchases of Federal Reserve Bank of St. Louis stock	(3)	(916)	(419)
Purchases of available-for-sale securities	(29,295)	(2,551)	(16,780)
Purchases of premises and equipment	(9,818)	(7,476)	(5,681)
Purchases of BOLI	(10,000)	-	-
Net cash received in (paid for) acquisitions	-	3,221	(5,585)
Investments in state & federal tax credits	(352)	-	(3,588)
Proceeds from sale of fixed assets	14	14	849
Proceeds from sale of foreclosed assets	1,663	790	944
Proceeds from BOLI claim	549	-	-
NET CASH USED IN INVESTING ACTIVITIES	(100,318)	(26,297)	(85,511)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	68,952	50,677	20,943
Net (decrease) increase in certificates of deposits	(3,315)	(2,741)	91
Net increase (decrease) in securities sold under agreements to repurchase	(247)	1,771	(3,327)
Proceeds from Federal Home Loan Bank advances	396,100	335,560	311,335
Repayments of Federal Home Loan Bank advances	(350,350)	(371,960)	(252,935)
Redemption of common stock warrants	-	(2,700)	-
Redemption of preferred stock	(20,000)	-	-
Exercise of stock options	99	332	524
Dividends paid on preferred stock	(135)	(200)	(200)
Dividends paid on common stock	(2,675)	(2,517)	(2,119)
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,429	8,222	74,312

Increase in cash and cash equivalents	5,779	1,843	2,143
Cash and cash equivalents at beginning of period	16,775	14,932	12,789
Cash and cash equivalents at end of period	$22,554	$16,775	$14,932

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$537	$1,317	$418
Conversion of foreclosed real estate to loans	185	58	338
Conversion of loans to repossessed assets	194	128	79

Cash paid during the period for:
Interest (net of interest credited)	$3,020	$2,634	$2,998
Income taxes	4,695	4,429	3,513

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $10.5 million and $6.6 million at June 30, 2016 and 2015, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits. Interest-bearing deposits in banks mature within seven years and are carried at cost.

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

Bank Owned Life Insurance. Bank owned life insurance policies are reflected in the consolidated balance sheets at the estimated cash surrender value.  Changes in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income in the consolidated statements of income.

Intangible Assets. The Company's intangible assets at June 30, 2016 included gross core deposit intangibles of $5.9 million with $3.0 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $275,000. At June 30, 2015, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $1.9 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $157,000.   The Company's core deposit and other intangible assets are being amortized using the straight line method, over periods ranging from five to fifteen years, with amortization expense expected to be approximately $911,000 in fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020, and $42,000 in fiscal 2021.

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

Reclassification. Certain amounts included in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on net income.

The following paragraphs summarize the impact of new accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases," to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, "Troubled Debt Restructurings by Creditors," to address the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g., FHA, VA, HUD). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company did not experience a significant impact on its financial statements with the adoption of ASU 2014-14.

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

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:
	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$6,460	$57	$-	$6,517
Obligations of states and political subdivisions	44,368	1,820	(3)	46,185
Other securities	5,861	206	(776)	5,291
TOTAL DEBT AND EQUITY SECURITIES	56,689	2,083	(779)	57,993

Mortgage-backed securities:
FHLMC certificates	23,298	501	-	23,799
GNMA certificates	1,814	42	-	1,856
FNMA certificates	28,292	639	-	28,931
CMOs issues by government agencies	16,489	160	(4)	16,645
TOTAL MORTGAGE-BACKED SECURITIES	69,893	1,342	(4)	71,231
TOTAL	$126,582	$3,425	$(783)	$129,224

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$14,924	$49	$(159)	$14,814
Obligations of states and political subdivisions	40,641	1,473	(93)	42,021
Other securities	3,189	184	(669)	2,704
TOTAL DEBT AND EQUITY SECURITIES	58,754	1,706	(921)	59,539

Mortgage-backed securities:
FHLMC certificates	24,371	228	(13)	24,586
GNMA certificates	2,230	18	-	2,248
FNMA certificates	32,391	282	(5)	32,668
CMOs issues by government agencies	10,491	69	(8)	10,552
TOTAL MORTGAGE-BACKED SECURITIES	69,483	597	(26)	70,054
TOTAL	$128,237	$2,303	$(947)	$129,593

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$868	$876
After one year but less than five years	10,439	10,554
After five years but less than ten years	18,155	18,820
After ten years	27,227	27,743
Total investment securities	56,689	57,993
Mortgage-backed securities	69,893	71,231
Total investments and mortgage-backed securities	$126,582	$129,224

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $106.7 million and $112.6 million at June 30, 2016 and 2015, respectively.  The securities pledged consist of marketable securities, including $5.5 million and $14.9 million of U.S. Government and Federal Agency Obligations, $52.2 million and $55.4 million of Mortgage-Backed Securities, $13.6 million and $10.6 million of Collateralized Mortgage Obligations, $34.8 million and $31.2 million of State and Political Subdivisions Obligations, and $600,000 and $500,000 of Other Securities at June 30, 2016 and 2015, respectively.

Gains of $9,919, $105,221, and $202,722 were recognized from sales of available-for-sale securities in 2016, 2015, and 2014 respectively.  Losses of $4,956, $98,993, and $86,558 were recognized from sales of available-for-sale securities in 2016, 2015, and 2014 respectively.

With the exception of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at June 30, 2016.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016, was $4.7 million, which is approximately 3.6% of the Company's available for sale investment portfolio, as compared to $23.2 million or approximately 17.9% of the Company's available for sale investment portfolio at June 30, 2015.   Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and 2015.

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$720	$3	$-	$-	$720	$3
Other securities	-	-	1,080	776	1,080	776
Mortgage-backed securities	2,912	4	-	-	2,912	4
Total investments and mortgage-backed securities	$3,632	$7	$1,080	$776	$4,712	$783

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$2,970	$28	$6,862	$131	$9,832	$159
Obligations of state and political subdivisions	3,872	59	1,507	34	5,379	93
Other securities	-	-	1,206	669	1,206	669
Mortgage-backed securities	6,787	26	-	-	6,787	26
Total investments and mortgage-backed securities	$13,629	$113	$9,575	$834	$23,204	$947

The unrealized losses on the Company's investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Other securities.   At June 30, 2016, there were three pooled trust preferred securities with an estimated fair value of $673,000 and unrealized losses of $767,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The June 30, 2016, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.0 to 1.7 percent; recoveries of 68 to 100 percent on currently deferred issuers within the next two years; new deferrals of 50 to 70 basis points annually; and eventual recoveries of five to ten percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

For the last of these three securities, with an estimated fair value of $238,000 and unrealized losses of $233,000, the Company has been receiving PIK in lieu of cash interest since June 2009. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers included in the pool to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary bank. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For this security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of less than one year.  Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of June 30, 2016, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of June 30, 2016, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2016 and 2015.

	Accumulated Credit Losses
	Twelve-Month Period Ended
(dollars in thousands)	June 30,
	2016	2015
Credit losses on debt securities held
Beginning of period	$365	$375
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(13)	(10)
End of period	$352	$365

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2016	June 30, 2015
Real Estate Loans:
Residential	$392,974	$377,465
Construction	77,369	69,204
Commercial	452,052	404,720
Consumer loans	46,541	46,770
Commercial loans	202,045	191,886
	1,170,981	1,090,045
Loans in process	(21,779)	(24,688)
Deferred loan fees, net	42	87
Allowance for loan losses	(13,791)	(12,298)
Total loans	$1,135,453	$1,053,146

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

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company's primary lending area, however, the property may be located outside our primary lending area.  Approximately $86.7 million of our $452.1 million in commercial real estate loans are secured by properties located outside our primary lending area.

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate "floor" in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At June 30, 2016, construction loans outstanding included 42 loans, totaling $10.3 million, for which a modification had been agreed to.  At June 30, 2015, construction loans outstanding included 49 loans, totaling $8.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2016 and 2015, and activity in the allowance for loan losses for the fiscal years ended June 30, 2016, 2015, and 2014.

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2016	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	590	192	806	58	848	2,494
Losses charged off	(167)	-	(97)	(86)	(725)	(1,075)
Recoveries	5	-	46	8	15	74
Balance, end of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$389,978	$54,187	$442,173	$46,541	$201,013	$1,133,892
Ending Balance: loans acquired with deteriorated credit quality	$2,996	$1,403	$9,879	$-	$1,032	$15,310

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2015	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	400	544	775	334	1,132	3,185
Losses charged off	(54)	-	(9)	(128)	(50)	(241)
Recoveries	11	-	47	33	4	95
Balance, end of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$160	$160
Ending Balance: collectively evaluated for impairment	$2,819	$899	$4,956	$758	$2,706	$12,138
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$675	$675
Ending Balance: collectively evaluated for impairment	$374,186	$42,655	$394,028	$46,560	$190,128	$1,047,557
Ending Balance: loans acquired with deteriorated credit quality	$3,279	$1,861	$10,692	$210	$1,083	$17,125

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2014	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$1,810	$273	$3,602	$472	$2,229	$8,386
Provision charged to expense	805	82	635	89	35	1,646
Losses charged off	(169)	-	(95)	(59)	(579)	(902)
Recoveries	16	-	1	17	95	129
Balance, end of period	$2,462	$355	$4,143	$519	$1,780	$9,259

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2016 and 2015.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2016	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$388,733	$55,202	$443,934	$46,341	$200,252
Watch	583	-	3,094	24	16
Special Mention	-	-	-	-	-
Substandard	3,658	388	5,024	176	1,777
Doubtful	-	-	-	-	-
Total	$392,974	$55,590	$452,052	$46,541	$202,045

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2015	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$372,797	$44,383	$392,063	$46,513	$188,784
Watch	1,155	-	4,636	72	119
Special Mention	-	-	-	-	-
Substandard	3,513	133	8,021	185	2,983
Doubtful	-	-	-	-	-
Total	$377,465	$44,516	$404,720	$46,770	$191,886

The above amounts include purchased credit impaired loans.  At June 30, 2016, purchased credit impaired loans comprised $9.2 million of credits rated "Pass"; $3.0 million of credits rated "Watch", none rated "Special Mention", $3.1 million of credits rated "Substandard" and none rated "Doubtful".  At June 30, 2015, purchased credit impaired loans comprised $6.4 million of credits rated "Pass"; $4.0 million of credits rated "Watch", none rated "Special Mention"; $6.7 million of credits rated "Substandard"; and none rated "Doubtful".

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Special Mention, Substandard, or Doubtful.  In addition, lending relationships of $1 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared by the loan administration department and presented to a loan committee with appropriate lending authority.  A sample of lending relationships in excess of $2.5 million are subject to independent loan review annually, in order to verify risk ratings.  The Company uses the following definitions for risk ratings:

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

    The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2016 and 2015.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,157	$457	$1,970	$3,584	$389,390	$392,974	$-
Construction	165	-	207	372	55,218	55,590	-
Commercial	-	-	33	33	452,019	452,052	-
Consumer loans	169	99	39	307	46,234	46,541	7
Commercial loans	209	138	623	970	201,075	202,045	31
Total loans	$1,700	$694	$2,872	$5,266	$1,143,936	$1,149,202	$38

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,143	$1,645	$439	$3,227	$374,238	$377,465	$-
Construction	113	-	132	245	44,271	44,516	-
Commercial	350	246	34	630	404,090	404,720	-
Consumer loans	260	11	48	319	46,451	46,770	34
Commercial loans	375	127	30	532	191,354	191,886	11
Total loans	$2,241	$2,029	$683	$4,953	$1,060,404	$1,065,357	$45

At June 30, 2016, there were three purchased credit impaired loans with a net fair value of $1.4 million that were greater than 90 days past due, and none at June 30, 2015.
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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2016 and 2015.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2016	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,300	$3,558	$-
Construction real estate	1,404	1,777	-
Commercial real estate	11,681	13,326	-
Consumer loans	36	36	-
Commercial loans	1,461	1,532	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,300	$3,558	$-
Construction real estate	$1,404	$1,777	$-
Commercial real estate	$11,681	$13,326	$-
Consumer loans	$36	$36	$-
Commercial loans	$1,461	$1,532	$-

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2015	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,552	$3,814	$-
Construction real estate	1,861	2,806	-
Commercial real estate	12,772	14,602	-
Consumer loans	245	241	-
Commercial loans	1,340	1,437	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	675	675	160
Total:
Residential real estate	$3,552	$3,814	$-
Construction real estate	$1,861	$2,806	$-
Commercial real estate	$12,772	$14,602	$-
Consumer loans	$245	$241	$-
Commercial loans	$2,015	$2,112	$160

The above amounts include purchased credit impaired loans.  At June 30, 2016, purchased credit impaired loans comprised of $15.3 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance, and $15.3 million of total impaired loans.  At June 30, 2015, purchased credit impaired loans comprised of $17.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance, and $17.1 million of total impaired loans.  The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,110	$90
Construction Real Estate	1,587	133
Commercial Real Estate	10,431	939
Consumer Loans	42	2
Commercial Loans	1,058	78
Total Loans	$16,228	$1,242

	Fiscal 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,417	$219
Construction Real Estate	1,902	142
Commercial Real Estate	9,651	737
Consumer Loans	159	12
Commercial Loans	904	69
Total Loans	$16,033	$1,179

	Fiscal 2014
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,742	$197
Construction Real Estate	-	-
Commercial Real Estate	1,306	131
Consumer Loans	-	-
Commercial Loans	654	1
Total Loans	$3,702	$329

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2016, 2015, and 2014 was immaterial.

For the fiscal years ended June 30, 2016, 2015, and 2014, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $435,000, $139,000, and $164,000, respectively.

The following table presents the Company's nonaccrual loans at June 30, 2016 and 2015.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	June 30,
(dollars in thousands)	2016	2015
Residential real estate	$2,676	$2,202
Construction real estate	388	133
Commercial real estate	1,797	1,271
Consumer loans	160	88
Commercial loans	603	63
Total loans	$5,624	$3,757

The above amounts include purchased credit impaired loans.  At June 30, 2016 and 2015, purchased credit impaired loans comprised $2.6 million and $2.4 million of nonaccrual loans, respectively.

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

At June 30, 2016, and June 30, 2015, the Company had $4.1 million and $4.7 million, respectively, of commercial real estate loans, $479,000 and $602,000, respectively, of residential real estate loans, $1.4 million and $1.3 million, respectively, of commercial loans, and $36,000 and $0, respectively, of consumer loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2016, and June 30, 2015, were so classified due to interest rate concessions.  During Fiscal 2016, two commercial real estate loans totaling $414,000, one commercial loan totaling $8,000, and two residential real estate loans totaling $44,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2016 and June 30, 2015 segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2016		June 30, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$479	7	$602
Construction real estate	-	-	-	-
Commercial real estate	12	4,134	14	4,666
Consumer loans	1	36	-	-
Commercial loans	5	1,429	3	1,280
Total	25	$6,078	24	$6,548

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2016 and 2015, respectively:\
	June 30,
(dollars in thousands)	2016	2015
Beginning Balance	$9,422	$10,094
Additions	6,693	3,925
Repayments	(6,394)	(4,147)
Change in related party	-	(450)
Ending Balance	$9,721	$9,422

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2016 and June 30, 2015. The amount of these loans is shown below:

	June 30,
(dollars in thousands)	2016	2015
Residential real estate	$3,254	$3,542
Construction real estate	1,777	2,806
Commercial real estate	11,523	12,523
Consumer loans	-	207
Commercial loans	1,103	1,180
Outstanding balance	$17,657	$20,258
Carrying amount, net of fair value adjustment of $2,347 and $3,132 at June 30, 2016 & 2015, respectively	$15,310	$17,126

Accretable yield, or income expected to be collected, is as follows:

	June 30,
(dollars in thousands)	2016	2015	2014
Balance at beginning of period	$548	$380	$799
Additions	-	(4)	-
Accretion	(435)	(259)	(281)
Reclassification from nonaccretable difference	543	431	4
Disposals	-	-	(142)
Balance at end of period	$656	$548	$380

During the fiscal years ended June 30, 2016 and 2015, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

NOTE 5:  Premises and Equipment

 Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2016	2015
Land	$9,840	$9,848
Buildings and improvements	38,060	26,393
Construction in progress	53	5,160
Furniture, fixtures, equipment and software	13,602	11,006
Automobiles	106	98
	61,661	52,505
Less accumulated depreciation	14,718	12,779
	$46,943	$39,726

Construction in progress at June 30, 2016, includes remodeling at the branch facility in Van Buren, estimated at a cost of $668,000 of which, $53,000 has been paid through June 30, 2016, and is expected to be completed in November 2016.  At June 30, 2015, construction in progress included projects to provide a new corporate headquarters office and branch facility in Poplar Bluff, and to finish leased space in a new branch facility in Springfield to replace an existing leased branch.  The corporate headquarters and branch was completed in March 2016 with a cost of $11.9 million.  The Springfield leased space was completed in November 2015 with a cost of $1.4 million.

NOTE 6:  Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2016	2015
Non-interest bearing accounts	$131,996	$117,471
NOW accounts	396,105	336,097
Money market deposit accounts	78,155	67,752
Savings accounts	115,714	131,884
TOTAL NON-MATURITY DEPOSITS	$721,970	$653,204
Certificates
0.00-.99%	205,387	234,845
1.00-1.99%	162,180	124,608
2.00-2.99%	28,135	30,613
3.00-3.99%	20	5,987
4.00-4.99%	-	-
5.00-5.99%	3,001	5,985
TOTAL CERTIFICATES	398,723	402,038
TOTAL DEPOSITS	$1,120,693	$1,055,242

The aggregate amount of deposits with a minimum denomination of $250,000 was $259.9 million and $239.8 million at June 30, 2016 and 2015, respectively.
Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2016 to June 30, 2017	$245,904
July 1, 2017 to June 30, 2018	79,039
July 1, 2018 to June 30, 2019	24,760
July 1, 2019 to June 30, 2020	30,118
July 1, 2020 to June 30, 2021	18,902
Thereafter	-
TOTAL	$398,723

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2016 and 2015 totaled approximately $1.8 million and $1.6 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days. The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

The carrying value of securities sold under agreement to repurchase amounted to $27.1 million and $27.3 million at June 30, 2016 and 2015, respectively. The securities, which are classified as borrowings, generally mature within one to four days. The securities underlying the agreements consist of marketable securities, including $4.0 million and $10.0 million of U.S. Government and Federal Agency Obligations, $17.0 million and $18.8 million of Mortgage-Backed Securities, and $6.1 million and $4.6 million of Collateralized Mortgage Obligations, at June 30, 2016 and 2015, respectively. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

	June 30,
(dollars in thousands)	2016	2015
Year-end balance	$27,085	$27,332
Average balance during the year	27,387	25,443
Maximum month-end balance during the year	31,575	28,198
Average interest during the year	0.44%	0.46%
Year-end interest rate	0.40%	0.45%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Call Date or		June 30,
	Quarterly	Interest	2016	2015
Maturity	Thereafter	Rate	(dollars in thousands)
08/31/15	08/31/15	4.80%	-	503
11/29/16	08/29/16	3.88%	5,000	5,000
11/29/16	08/29/16	4.36%	5,000	5,000
09/28/17	09/28/16	3.87%	5,170	5,303
11/20/17	08/22/16	3.82%	3,000	3,000
11/27/17	08/29/16	3.24%	5,146	5,248
11/29/17	08/29/16	4.01%	2,500	2,500
01/08/18	07/08/16	2.75%	5,125	5,203
08/13/18	08/12/16	3.32%	525	537
08/14/18	08/15/16	3.48%	4,000	4,000
08/14/18	08/15/16	3.98%	5,000	5,000
Overnight		0.47%	69,750	-
Overnight		0.29%	-	23,500
		TOTAL	$110,216	$64,794
Weighted-average rate			1.65%	2.46%

In addition to the above advances, the Bank had an available line of credit amounting to $138.2 million and $307.4 million with the FHLB at June 30, 2016 and 2015, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank's line of credit, loans totaling $522.9 million and $525.5 million were pledged to the FHLB at June 30, 2016 and 2015, respectively. The principal maturities of FHLB advances at June 30, 2016, are below:

June 30, 2016
FHLB Advance Maturities	(dollars in thousands)
July 1, 2016 to June 30, 2017	$79,750
July 1, 2017 to June 30, 2018	20,941
July 1, 2018 to June 30, 2019	9,525
July 1, 2019 to June 30, 2020	-
July 1, 2020 to June 30, 2021	-
July 1, 2021 to thereafter	-
TOTAL	$110,216

NOTE 9:  Subordinated Debt
Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2016, the current rate was 3.41%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at June 30, 2015, and $2.5 million at June 30, 2015.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.0 million at June 30, 2016, and $4.9 million at June 30, 2015.

NOTE 10:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary have been accrued for the plan year ended June 30, 2016, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2016.  Total 401(k) expense for fiscal 2016, 2015, and 2014 was $834,000, $752,000, and $485,000, respectively.  At June 30, 2016, 401(k) plan participants held approximately 421,000 shares of the Company's stock in the plan.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plan (MRP). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2012, the Bank granted 6,072 shares (split-adjusted) to employees.  The shares granted are in the form of restricted stock vested at the rate of 20% of such shares per year.  For fiscal 2016, 2015, and 2014, there were 1,214 shares vested each year.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate the MRP plan at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for fiscal 2016, 2015, and 2014 was $13,000 for each year.  At June 30, 2016, unvested compensation expense related to the MRP was approximately $13,000.

Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 132,000 shares (split-adjusted).  EIP shares are available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee has the power to set vesting requirements for each award under the EIP.  During fiscal 2012, the Company awarded 73,928 shares (split-adjusted); during fiscal 2014, the Company awarded 24,000 shares (split-adjusted); during fiscal 2015, the Company awarded 8,000 shares (split-adjusted); and during fiscal 2016, the Company awarded 3,750 shares. All awards have been in the form of restricted stock, and all will vest at the rate of 20% of such shares per year.  During fiscal 2016, 2015, and 2014, there were 19,786, 21,186, and 14,786 EIP shares (split-adjusted), respectively, vested each year. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate EIP awards at any time, and if it does so, any shares not allocated will revert to the Company. The EIP expense for fiscal 2016, 2015, and 2014 was $260,000, 275,000, and $202,000, respectively.  At June 30, 2016, unvested compensation expense related to the EIP was approximately $504,000.

Stock Option Plans. The Company adopted a stock option plan in October 2003.  Under the plan, the Company has granted options to purchase 242,000 shares (split-adjusted) to employees and directors, of which, options to purchase 143,000 shares (split-adjusted) have been exercised, options to purchase 45,000 shares (split-adjusted) have been forfeited, and 54,000 remain outstanding.  Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares.

As of June 30, 2016, there was $30,000 in remaining unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2016, was $798,000, and the aggregate intrinsic value of stock options exercisable at June 30, 2016, was $726,000. During fiscal 2016, options to purchase 15,000 shares were exercised. The intrinsic value of these options, based on the Company's closing stock price of $23.53, was $254,000. The intrinsic value of options vested in fiscal 2016, 2015, and 2014 was $37,000, $115,000, and $129,000, respectively.

Changes in options outstanding were as follows:

	2016		2015		2014
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$8.28	69,000	$7.29	100,000	$7.42	168,800
Granted	-	-	17.55	10,000	-	-
Exercised	6.38	(15,000)	8.10	(41,000)	7.62	(68,800)
Forfeited	-	-	-	-	-	-
Outstanding at year-end	$8.74	54,000	$8.28	69,000	$7.29	100,000
Options exercisable at year-end	$7.03	44,000	$6.39	55,000	$7.10	86,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal year 2015. (No options were granted in fiscal 2016 or 2014):

	2016	2015	2014
Assumptions:
Expected dividend yield	-	1.94%	-
Expected volatility	-	22.48%	-
Risk-free interest rate	-	2.46%	-
Weighted-average expected life (years)	-	10.00	-
Weighted average fair value of options granted during the year	-	$4.29	-

The table below summarizes information about stock options outstanding under the plan at June 30, 2016:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
28.6 mo.	10,000	6.08	10,000	6.08
42.5 mo.	30,000	6.38	30,000	6.38
64.7 mo.	4,000	11.18	2,000	11.18
98.3 mo.	10,000	17.55	2,000	17.55

NOTE 11:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:
(dollars in thousands)	June 30, 2016	June 30, 2015
Deferred tax assets:
Provision for losses on loans	$4,760	$5,037
Accrued compensation and benefits	885	538
Other-than-temporary impairment on available for sale securities	139	137
NOL carry forwards acquired	631	768
Minimum Tax Credit	130	130
Unrealized loss on other real estate	183	6
Other	-	319
Total deferred tax assets	6,728	6,935

Deferred tax liabilities:
Purchase accounting adjustments	1,132	1,985
Depreciation	1,781	992
FHLB stock dividends	194	39
Prepaid expenses	177	81
Unrealized gain on available for sale securities	977	502
Other	82	-
Total deferred tax liabilities	4,343	3,599

Net deferred tax (liability) asset	$2,385	$3,336

As of June 30, 2016, the Company had approximately $1.8 and $3.9 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2016	2015	2014
Tax at statutory rate	$7,536	$6,903	$4,701
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(567)	(530)	(524)
State tax, net of Federal benefit	624	523	296
Cash surrender value of Bank-owned life insurance	(325)	(193)	(184)
Tax credit benefits	(286)	(364)	(391)
Other, net	(300)	(283)	(153)
Actual provision	$6,682	$6,056	$3,745

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

NOTE 12:  Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders' equity, are as follows:

	June 30,
(dollars in thousands)	2016	2015
Net unrealized gain on securities available-for-sale	$2,486	$1,200
Net unrealized gain on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	156	156
Unrealized gain from defined benefit pension plan	2	11
	2,644	1,367
Tax effect	(982)	(506)
Net of tax amount	$1,662	$861

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2016 and 2015, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)	2016	2015	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$5	$6	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	(9)	(14)	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	(4)	(8)
Tax benefit	(2)	(3)	Provision for Income Tax
Total reclassification out of AOCI	$(2)	$(5)	Net Income (Loss)

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of June 30, 2016, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$148,597	11.95%	$99,441	8.00%	n/a	n/a
Southern Bank	142,983	11.50%	99,463	8.00%	124,328	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	134,061	10.79%	74,581	6.00%	n/a	n/a
Southern Bank	128,447	10.33%	74,597	6.00%	99,463	8.00%
Tier I Capital (to Average Assets)
Consolidated	134,061	9.75%	55,010	4.00%	n/a	n/a
Southern Bank	128,447	9.37%	54,827	4.00%	68,534	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	119,715	9.63%	55,936	4.50%	n/a	n/a
Southern Bank	128,447	10.33%	55,948	4.50%	80,813	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$154,171	14.22%	$86,708	8.00%	n/a	n/a
Southern Bank	149,744	13.82%	86,708	8.00%	108,384	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	141,168	13.02%	65,031	6.00%	n/a	n/a
Southern Bank	136,741	12.62%	65,031	6.00%	86,708	8.00%
Tier I Capital (to Average Assets)
Consolidated	141,168	10.98%	51,412	4.00%	n/a	n/a
Southern Bank	136,741	10.65%	51,362	4.00%	64,203	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	107,040	9.88%	57,838	4.50%	n/a	n/a
Southern Bank	136,741	12.62%	57,783	4.50%	83,464	6.50%

The Bank's ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. Because of a special dividend of $10.0 million paid from the Bank to the Company in July 2014 to facilitate the Peoples Acquisition, and a special dividend of $20.0 million paid from the Bank to the Company in October 2015 to allow  the Company to redeem the SBLF preferred stock (see Note 14), the Bank is currently unable to pay any special dividends to the Company without prior regulatory approval.

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The SBLF Preferred Stock was entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the Bank's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Bank's level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate was adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate increased to 9% (including a quarterly lending incentive fee of 0.5%).

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

The Company had total outstanding standby letters of credit amounting to $3.5 million at June 30, 2016, and $2.6 million at June 30, 2015, with terms ranging from 12 to 24 months. At June 30, 2016, the Company's deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $163.8 million in commitments to extend credit at June 30, 2016, and $130.6 million at June 30, 2015.

At June 30, 2016, total commitments to originate fixed-rate loans with terms in excess of one year were $22.0 million at rates ranging from 3.25% to 10.50%, with a weighted-average rate of 4.32%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company's policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri and Arkansas.  Although the Company has a diversified portfolio, loans aggregating $455.2 million at June 30, 2016, are secured by single and multi-family residential real estate generally located in the Company's primary lending area.

NOTE 16:  Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2016	2015	2014
Net income	$14,848	$13,668	$10,081
Less: Effective dividend on preferred shares	85	200	200
Net income available to common stockholders	$14,763	$13,468	$9,881

Denominator for basic earnings per share -
Weighted-average shares outstanding	7,430,170	7,337,437	6,616,360
Effect of dilutive securities stock options or awards	28,589	169,795	184,054
Denominator for diluted earnings per share	7,458,759	7,507,232	6,800,414

Basic earnings per share available to common stockholders	$1.99	$1.84	$1.49
Diluted earnings per share available to common stockholders	$1.98	$1.79	$1.45

NOTE 17: Acquisitions

On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiary, Peoples Bank of the Ozarks (Peoples), Nixa, Missouri. Peoples was merged into the Company's bank subsidiary, Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system. The Company acquired Peoples primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2016, the Company incurred $678,000 in third-party acquisition-related costs. Expenses totaling $528,000 are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2015 and $150,000 for the year ended June 30, 2014 with no comparable expenses in the current period. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
The following unaudited pro forma condensed financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period:
	For the year ended June 30,
	2016	2015
(dollars in thousands except per share data)
Interest income	56,317	56,368
Interest expense	9,365	8,864
Net interest income	46,952	47,504
Provision for loan losses	2,494	3,185
Noninterest income	9,758	8,774
Noninterest expense	32,686	34,066
Income before income taxes	21,530	19,027
Income taxes	6,682	5,982
Net income	14,848	13,045
Dividends on preferred shares	85	200
Net income available to common stockholders	14,763	12,845

Earnings per share
Basic	$1.99	$1.72
Diluted	$1.98	$1.70

Basic weighted average shares outstanding - split adjusted	7,430,170	7,469,027
Diluted weighted average shares outstanding - split adjusted	7,458,759	7,573,027

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

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and 2015:

	Fair Value Measurements at June 30, 2016, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,517	$-	$6,517	$-
State and political subdivisions	46,185	-	46,185	-
Other securities	5,291	-	5,291	-
Mortgage-backed GSE residential	71,231	-	71,231	-

	Fair Value Measurements at June 30, 2015, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$14,814	$-	$14,814	$-
State and political subdivisions	42,021	-	42,021	-
Other securities	2,704	-	2,478	226
Mortgage-backed GSE residential	70,054	-	70,054	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended June 30, 2016.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. During fiscal 2016, the third-party vendor began providing valuations for this pooled trust preferred security again, so it was reclassified from Level 3 back to Level 2.  The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the years ended June 30, 2016 and 2015:

(dollars in thousands)	2016	2015

Available-for-sale securities, beginning of period	$226	$133
Total unrealized gain (loss) included in comprehensive income	26	93
Transfer from Level 3 to Level 2	(252)	-
Available-for-sale securities, end of period	$-	$226

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2016 and 2015:

Fair Value Measurements at June 30, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	3,366	-	-	3,366

Fair Value Measurements at June 30, 2015, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$515	$-	$-	$515
Foreclosed and repossessed assets held for sale	4,504	-	-	4,504

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2016 and 2015:

(dollars in thousands)	2016	2015
Impaired loans (collateral dependent)	$(465)	$(160)
Foreclosed and repossessed assets held for sale	(208)	(92)
Total (losses) gains on assets measured on a non-recurring basis	$(673)	$(252)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained.  For all loan types, updated appraisals are obtained if considered necessary.  Of the Company's $15.3 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding performing TDR's at June 30, 2016, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $14.3 million. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at June 30, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	3,366	Third party appraisal	Marketability discount	0.0% - 76.0%	35.6%

(dollars in thousands)	Fair value at June 30, 2015	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Recurring Measurements
Available-for-sale securities (pooled trust preferred security)	$226	Discounted cash flow	Discount rate Annual prepayment rate Projected defaults and deferrals (% of pool balance) Anticipated recoveries (% of pool balance)	n/a n/a n/a n/a	11.3% 1.0% 32.1% 6.1%
Nonrecurring Measurements
Impaired loans (collateral dependent)	$515	Internal evaluation of closely held stock	Discount to reflect realizable value	n/a	28.7%
Foreclosed and repossessed assets	4,504	Third party appraisal	Marketability discount	0.0% - 76.0%	33.4%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2016 and 2015:

	June 30, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$22,554	$22,554	$-	$-
Interest-bearing time deposits	723	-	723	-
Stock in FHLB	6,009	-	6,009	-
Stock in Federal Reserve Bank of St. Louis	2,343	-	2,343	-
Loans receivable, net	1,135,453	-	-	1,136,723
Accrued interest receivable	5,512	-	5,512	-
Financial liabilities
Deposits	1,120,693	721,973	-	398,505
Securities sold under agreements to repurchase	27,085	-	27,085	-
Advances from FHLB	110,216	69,750	41,442	-
Accrued interest payable	720	-	720	-
Subordinated debt	14,753	-	-	11,992
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2015
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
(dollars in thousands)	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$16,775	$16,775	$-	$-
Interest-bearing time deposits	1,944	-	1,944	-
Stock in FHLB	4,127	-	4,127	-
Stock in Federal Reserve Bank of St. Louis	2,340	-	2,340	-
Loans receivable, net	1,053,146	-	-	1,057,677
Accrued interest receivable	5,168	-	5,168	-
Financial liabilities
Deposits	1,055,242	653,294	-	401,820
Securities sold under agreements to repurchase	27,332	-	27,332	-
Advances from FHLB	64,794	23,500	42,870	-
Accrued interest payable	777	-	777	-
Subordinated debt	14,658	-	-	12,290
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

NOTE 20:  Condensed Parent Company Only Financial Statements
The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

		June 30,
Condensed Balance Sheets	(dollars in thousands)	2016	2015
Assets
Cash and cash equivalents		$4,076	$902
Other assets		4,951	7,365
Investment in common stock of Bank		132,540	139,583
TOTAL ASSETS		$141,567	$147,850

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities		$848	$549
Subordinated debt		14,753	14,658
TOTAL LIABILITIES		15,601	15,207
Stockholders' equity		125,966	132,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$141,567	$147,850

		Year ended June 30,
Condensed Statements of Income	(dollars in thousands)	2016	2015	2014
Interest income		$14	$115	$255
Interest expense		568	512	305
Net interest expense		(554)	(397)	(50)
Dividends from Bank		23,600	13,200	3,000
Operating expenses		294	940	1,141
Income before income taxes and
equity in undistributed income of the Bank		22,752	11,863	1,809
Income tax benefit		325	463	444
Income before equity in undistributed
income of the Bank		23,077	12,326	2,253
Equity in undistributed income of the Bank		(8,229)	1,342	7,828
NET INCOME		$14,848	$13,668	$10,081
COMPREHENSIVE INCOME		$15,649	$13,941	$10,848

		Year ended June 30,
Condensed Statements of Cash Flow	(dollars in thousands)	2016	2015	2014
Cash Flows from operating activities:
Net income		$14,848	$13,668	$10,081
Changes in:
Equity in undistributed income of the Bank		8,229	(1,342)	(7,828)
Other adjustments, net		401	78	65
NET CASH PROVIDED BY OPERATING ACTIVITES		23,478	12,404	2,318

Cash flows from investing activities:
Proceeds from loan participations		-	2,593	3,912
Proceeds from sale of real estate		2,407	-	850
Purchases of premises and equipment		-	-	(3,257)
Investments in Bank subsidiaries		-	(11,774)	(11,988)
Retirement of debt in acquisitions		-	(2,936)	(692)
Investments in state and federal tax credits		-	-	(225)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		2,407	(12,117)	(11,400)

Cash flows from financing activities:
Dividends on preferred stock		(135)	(200)	(200)
Dividends on common stock		(2,675)	(2,517)	(2,119)
Exercise of stock options		99	332	524
Redemption of common stock warrants		-	(2,700)	-
Redemption of preferred stock		(20,000)	-	-
NET CASH USED IN FINANCING ACTIVITIES		(22,711)	(5,085)	(1,795)

Net increase (decrease) in cash and cash equivalents		3,174	(4,798)	(10,877)
Cash and cash equivalents at beginning of year		902	5,700	16,577
CASH AND CASH EQUIVALENTS AT END OF YEAR		$4,076	$902	$5,700

NOTE 21:  Quarterly Financial Data (Unaudited)
Quarterly operating data is summarized as follows (in thousands):

	June 30, 2016
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,972	$14,235	$13,849	$14,261
Interest expense	2,266	2,335	2,341	2,423

Net interest income	11,706	11,900	11,508	11,838

Provision for loan losses	618	496	563	817
Noninterest income	2,202	2,791	2,178	2,587
Noninterest expense	7,990	8,166	8,257	8,273
Income before income taxes	5,300	6,029	4,866	5,335
Income tax expense	1,665	1,820	1,544	1,653
NET INCOME	$3,635	$4,209	$3,322	$3,682

	June 30, 2015
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,219	$14,357	$13,909	$13,816
Interest expense	2,090	2,195	2,211	2,270

Net interest income	11,129	12,162	11,698	11,546

Provision for loan losses	827	862	837	659
Noninterest income	1,980	2,187	2,094	2,398
Noninterest expense	7,602	8,590	8,091	8,002
Income before income taxes	4,680	4,897	4,864	5,283
Income tax expense	1,381	1,460	1,497	1,718
NET INCOME	$3,299	$3,437	$3,367	$3,565

	June 30, 2014
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$9,165	$10,238	$10,316	$10,752
Interest expense	1,792	1,907	1,882	1,904

Net interest income	7,373	8,331	8,434	8,848

Provision for loan losses	500	295	253	598
Noninterest income	1,280	1,666	1,462	1,724
Noninterest expense	4,567	6,226	6,619	6,234
Income before income taxes	3,586	3,476	3,024	3,740
Income tax expense	1,023	957	781	984
NET INCOME	$2,563	$2,519	$2,243	$2,756

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of June 30, 2016, the Company's internal control over financial reporting was effective based on those criteria.
Date: September 13, 2016	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited Southern Missouri Bancorp, Inc.'s ("Company") internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated September 13, 2016 expressed an unqualified opinion thereon.

/s/ BKD, LLP
Decatur, Illinois
September 13, 2016

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2016, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
 Section 16(a) of the Exchange Act and Corporate Governance
Directors
Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”
Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Black, Schalk, Moffitt, Brooks, and Robison, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2016, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.
Section 16(a) Compliance
Information concerning Section 16(a) Compliance required by this item is incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Code of Ethics
On January 20, 2005, the Company adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code was subsequently amended in 2011 and 2016. The Code applies to all of the Company's directors, officers and employees. The Code may be reviewed at the Company's website, www.bankwithsouthern.com, by following the "investor relations" and "corporate governance" links.
Nomination Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation
The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.
The following table sets forth information as of June 30, 2016, with respect to compensation plans under which shares of common stock may be issued.
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	54,000		$8.74	213,644	(1)
Equity Compensation Plans Not Approved By Security Holders	---	$	---	---

	54,000		$8.74
________________
(1) ) Includes 25,872 shares which may be utilized for awards of restricted stock or restricted stock units under the Company’s 2008 Equity Incentive Plan, and 187,772 shares which may be utilized for awards of stock options or stock appreciation rights under the Company’s 2003 Stock Option Plan, as of June 30, 2016. Under the terms of the 2003 Stock Option Plan, the total number of shares available for awards under that plan is 200,000 (due to fiscal 2004 and fiscal 2015 two-for-one common stock splits in the form of 100% common stock dividends) plus (1) the number of shares of common stock repurchased by the registrant, in the open market or otherwise, with an aggregate price no greater than the cash proceeds received from the exercise of stock options granted under the 2003 Stock Option Plan, plus (2) any shares surrendered to the Company in payment of the exercise price of options granted under the 2003 Stock Option Plan.  The 187,772 shares remaining available for future awards under the 2003 Stock Option Plan, as of June 30, 2016, include the 3,000 shares remaining available under the 200,000 shares authorization and an additional 184,772 shares that became available as a result of cash proceeds realized on stock option exercises and stock repurchases by the Company since the adoption of the 2003 Stock Option Plan.

Item 13.  Certain Relationships, Related Transactions, and Director Independence
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2016, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14.  Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)(1) Financial Statements:
The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2016 and 2015
Consolidated Statements of Income for the Years Ended June 30, 2016, 2015, and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the Years Ended June 30, 2016, 2015, and 2014
Notes to the Consolidated Financial Statements, June 30, 2016, 2015, and 2014

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
(i)
Director’s Retirement Agreement with Sammy A. Schalk (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference)

(ii)
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
Director’s Retirement Agreement with Rebecca McLane Brooks (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference)

(v)
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
Director’s Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference)

(viii)
Director’s Retirement Agreement with David J. Tooley (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference)

(ix) Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangements for 2016
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics
21	Subsidiaries of the Registrant
23	Consent of Auditors
31	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2016	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 13, 2016

By:	/s/ L. Douglas Bagby L. Douglas Bagby Vice Chairman and Director	September 13, 2016

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 13, 2016

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 13, 2016

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 13, 2016

By:	/s/ Charles R. Love Charles R. Love Director	September 13, 2016

By:	/s/ Charles R. Moffitt Charles R. Moffitt Director	September 13, 2016

By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 13, 2016

By:	/s/ David J. Tooley David J. Tooley Director	September 13, 2016

By:	/s/ Todd E. Hensley Todd E. Hensley Director	September 13, 2016

By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2016

Index to Exhibits
Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2016

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

14.1	Amended Code of Conduct and Ethics
21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications