Form 10-Q
period 2016-09-30
SOUTHERN MISSOURI BANCORP INC
filed 2016-11-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2016
Common Stock, Par Value $.01	7,436,266 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND JUNE 30, 2016

	September 30, 2016	June 30, 2016
(dollars in thousands)	(unaudited)
Cash and cash equivalents	$21,480	$22,554
Interest-bearing time deposits	498	723
Available for sale securities	124,249	129,224
Stock in FHLB of Des Moines	6,771	6,009
Stock in Federal Reserve Bank of St. Louis	2,350	2,343
Loans receivable, net of allowance for loan losses of $14,456 and $13,791 at September 30, 2016 and June 30, 2016, respectively	1,203,772	1,135,453
Accrued interest receivable	6,608	5,512
Premises and equipment, net	46,615	46,943
Bank owned life insurance – cash surrender value	30,282	30,071
Goodwill	4,556	4,556
Other intangible assets, net	3,101	3,295
Prepaid expenses and other assets	19,530	17,227
Total assets	$1,469,812	$1,403,910

Liabilities and Stockholders' Equity
Deposits	$1,167,350	$1,120,693
Securities sold under agreements to repurchase	25,450	27,085
Advances from FHLB of Des Moines	129,184	110,216
Accounts payable and other liabilities	3,516	4,477
Accrued interest payable	749	720
Subordinated debt	14,776	14,753
Total liabilities	1,341,025	1,277,944

Common stock, $.01 par value; 10,000,000 shares authorized; 7,436,866 and 7,437,616 shares, respectively, issued at September 30, 2016 and June 30, 2016	74	74
Additional paid-in capital	34,452	34,432
Retained earnings	92,763	89,798
Accumulated other comprehensive income	1,498	1,662
Total stockholders' equity	128,787	125,966

Total liabilities and stockholders' equity	$1,469,812	$1,403,910

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

	Three months ended
	September 30,
	2016	2015
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$14,250	$13,098
Investment securities	506	495
Mortgage-backed securities	345	370
Other interest-earning assets	4	7
Total interest income	15,105	13,970
INTEREST EXPENSE:
Deposits	1,932	1,785
Securities sold under agreements to repurchase	27	29
Advances from FHLB of Des Moines	418	317
Subordinated debt	152	135
Total interest expense	2,529	2,266
NET INTEREST INCOME	12,576	11,704
PROVISION FOR LOAN LOSSES	925	618
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,651	11,086
NONINTEREST INCOME:
Deposit account charges and related fees	942	924
Bank card interchange income	685	636
Loan late charges	85	77
Loan servicing fees	56	35
Other loan fees	238	170
Net realized gains on sale of loans	272	133
Earnings on bank owned life insurance	211	145
Other income	86	82
Total noninterest income	2,575	2,202
NONINTEREST EXPENSE:
Compensation and benefits	4,787	4,323
Occupancy and equipment, net	2,031	1,665
Deposit insurance premiums	175	161
Legal and professional fees	203	126
Advertising	239	254
Postage and office supplies	132	159
Intangible amortization	228	310
Bank card network expense	279	253
Other operating expense	1,085	737
Total noninterest expense	9,159	7,988
INCOME BEFORE INCOME TAXES	5,067	5,300
INCOME TAXES	1,358	1,665
NET INCOME	$3,709	$3,635
Less: dividend on preferred shares	-	50
Net income available to common shareholders	$3,709	$3,585

Basic earnings per common share	$0.50	$0.48
Diluted earnings per common share	$0.50	$0.48
Dividends per common share	$0.10	$0.09

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

	Three months ended
	September 30,
	2016	2015

(dollars in thousands)
Net income	$3,709	$3,635
Other comprehensive income:
Unrealized (losses) gains on securities available-for-sale	(230)	391
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(30)	(4)
Tax benefit (expense)	96	(143)
Total other comprehensive (loss) income	(164)	244
Comprehensive income	$3,545	$3,879

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$3,709	$3,635
Items not requiring (providing) cash:
Depreciation	754	536
Loss on disposal of fixed assets	3	-
Stock option and stock grant expense	20	36
Amortization of intangible assets	228	310
Amortization of purchase accounting adjustments	(306)	(487)
Increase in cash surrender value of bank owned life insurance	(211)	(145)
Gain on sale of foreclosed assets	(20)	(5)
Provision for loan losses	925	618
Net amortization of premiums and discounts on securities	256	200
Originations of loans held for sale	(9,171)	(5,713)
Proceeds from sales of loans held for sale	7,919	5,413
Gain on sales of loans held for sale	(272)	(133)
Changes in:
Accrued interest receivable	(1,096)	(495)
Prepaid expenses and other assets	489	225
Accounts payable and other liabilities	(2,396)	(280)
Deferred income taxes	228	(538)
Accrued interest payable	29	(81)
Net cash provided by operating activities	1,088	3,096
Cash flows from investing activities:
Net increase in loans	(67,813)	(16,019)
Net change in interest-bearing deposits	225	225
Proceeds from maturities of available for sale securities	8,507	4,541
Net purchases of Federal Home Loan Bank stock	(762)	(696)
Net purchases of Federal Reserve Bank of Saint Louis stock	(7)	-
Purchases of available-for-sale securities	(4,048)	(2,247)
Purchases of premises and equipment	(430)	(3,598)
Investments in state & federal tax credits	(1,661)	(162)
Proceeds from sale of foreclosed assets	459	266
Net cash used in investing activities	(65,530)	(17,690)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	8,819	8,697
Net increase (decrease) in certificates of deposits	37,878	(6,162)
Net decrease in securities sold under agreements to repurchase	(1,635)	(2,903)
Proceeds from Federal Home Loan Bank advances	144,150	88,500
Repayments of Federal Home Loan Bank advances	(125,100)	(71,100)
Exercise of stock options	-	36
Dividends paid on preferred stock	-	(50)
Dividends paid on common stock	(744)	(668)
Net cash provided by financing activities	63,368	16,350
(Decrease) increase in cash and cash equivalents	(1,074)	1,756
Cash and cash equivalents at beginning of period	22,554	16,775
Cash and cash equivalents at end of period	$21,480	$18,531
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$295	$135
Conversion of foreclosed real estate to loans	54	-
Conversion of loans to repossessed assets	5	123
Cash paid during the period for:
Interest (net of interest credited)	$838	$730
Income taxes	1,882	1,615

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2016, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by the investment subsidiary, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At September 30, 2016, assets of the REIT were approximately $406 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $3.0 million and $10.5 million at September 30 and June 30, 2016, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits.  Interest bearing deposits in banks mature within seven years and are carried at cost.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. As a result of this guidance, the Company's consolidated balance sheet as of the dates presented reflects the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and the Federal Reserve Bank of St. Louis. Capital stock of the FHLB and the Federal Reserve is a required investment based upon a predetermined formula and is carried at cost.

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

Intangible Assets.  The Company's intangible assets at September 30, 2016 included gross core deposit intangibles of $5.9 million with $3.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $310,000. At June 30, 2016, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $3.0 million accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $275,000.  The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to six years, with amortization expense expected to be approximately $684,000  in the remainder of fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020, and $42,000 in fiscal 2021.
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

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to additional paid in capital

Outside Directors' Retirement. The Bank adopted a directors' retirement plan in April 1994 for outside directors. The directors' retirement plan provides that each non-employee director (participant) shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$6,465	$51	$-	$6,516
State and political subdivisions	42,966	1,607	(20)	44,553
Other securities	6,845	199	(748)	6,296
Mortgage-backed: GSE residential	65,592	1,299	(7)	66,884
Total investments and mortgage-backed securities	$121,868	$3,156	$(775)	$124,249

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$6,460	$57	$-	$6,517
State and political subdivisions	44,368	1,820	(3)	46,185
Other securities	5,861	206	(776)	5,291
Mortgage-backed GSE residential	69,893	1,342	(4)	71,231
Total investments and mortgage-backed securities	$126,582	$3,425	$(783)	$129,224

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2016
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$861	$866
After one year but less than five years	11,124	11,316
After five years but less than ten years	20,362	20,880
After ten years	23,929	24,303
Total investment securities	56,276	57,365
Mortgage-backed securities	65,592	66,884
Total investments and mortgage-backed securities	$121,868	$124,249

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $97.6 million at September 30, 2016 and $106.7 million at June 30, 2016.  The securities pledged consist of marketable securities, including $5.5 million and $5.5 million of U.S. Government and Federal Agency Obligations, $47.9 million and $52.2 million of Mortgage-Backed Securities, $10.1 million and $13.6 million of Collateralized Mortgage Obligations, $33.5 million and $34.8 million of State and Political Subdivisions Obligations, and $600,000 and $600,000 of Other Securities at September 30, 2016 and June 30, 2016,  respectively.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2016:

	September 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$4,692	$20	$-	$-	$4,692	$20
Other securities	-	-	1,104	748	1,104	748
Mortgage-backed securities	6,828	7	-	-	6,828	7
Total investments and mortgage-backed securities	$11,520	$27	$1,104	$748	$12,624	$775

	June 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$720	$3	$-	$-	$720	$3
Other securities	-	-	1,080	776	1,080	776
Mortgage-backed securities	2,912	4	-	-	2,912	4
Total investments and mortgage-backed securities	$3,632	$7	$1,080	$776	$4,712	$783

Other securities.  At September 30, 2016, there were three pooled trust preferred securities with an estimated fair value of $702,000 and unrealized losses of $740,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The September 30, 2016, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.5 to 1.7 percent; recoveries of 35 percent on currently deferred issuers within the next two years; new deferrals of 47 to 64 basis points annually; and eventual recoveries of six to nine percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase; the second of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. Our cash flow analysis indicates that interest payments are expected to continue for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

For the last of these three securities, with an estimated fair value of $234,000 and unrealized losses of $239,000, the Company has been receiving PIK in lieu of cash interest since June 2009. Pooled trust preferred securities generally allow, under the terms of the issue, for issuers included in the pool to defer interest for up to five consecutive years. After five years, if not cured, the issuer is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary bank. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The tests must show that performing collateral is sufficient to meet requirements for senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. If the tests are not met, available cash flow is diverted to pay down the principal balance of senior tranches until the coverage tests are met, before cash interest payments to subordinate tranches may resume. The Company is receiving PIK for this security due to failure of the required coverage tests described above at senior tranche levels of the security. The risk to holders of a tranche of a security in PIK status is that the pool's total cash flow will not be sufficient to repay all principal and accrued interest related to the investment. The impact of payment of PIK to subordinate tranches is to strengthen the position of senior tranches, by reducing the senior tranches' principal balances relative to available collateral and cash flow, while increasing principal balances, decreasing cash flow, and increasing credit risk to the tranches receiving PIK. For this security in receipt of PIK, the principal balance is increasing, cash flow has stopped, and, as a result, credit risk is increasing. The Company expects this security to remain in PIK status for a period of less than one year.  Despite these facts, because the Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell this security prior to recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of September 30, 2016, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of September 30, 2016, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month periods ended September 30, 2016 and 2015.

	Accumulated Credit Losses
	Three-Month Period Ended
(dollars in thousands)	September 30,
	2016	2015
Credit losses on debt securities held
Beginning of period	$352	$365
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(16)	(3)
End of period	$336	$362

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2016	June 30, 2016
Real Estate Loans:
Residential	$395,764	$392,974
Construction	80,044	77,369
Commercial	500,032	452,052
Consumer loans	47,407	46,541
Commercial loans	214,834	202,045
	1,238,081	1,170,981
Loans in process	(19,889)	(21,779)
Deferred loan fees, net	36	42
Allowance for loan losses	(14,456)	(13,791)
Total loans	$1,203,772	$1,135,453

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At September 30, 2016, construction loans outstanding included 53 loans, totaling $12.4 million, for which a modification had been agreed to.  At June 30, 2016, construction loans outstanding included 42 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30 and June 30, 2016, and activity in the allowance for loan losses for the three-month periods ended  September 30, 2016 and 2015:

	At period end and for the three months ended September 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	-	30	659	-	236	925
Losses charged off	(97)	-	-	(4)	(168)	(269)
Recoveries	3	-	-	4	2	9
Balance, end of period	$3,153	$1,121	$6,370	$738	$3,074	$14,456
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,153	$1,121	$6,370	$738	$3,074	$14,456
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$392,902	$58,771	$490,213	$47,407	$213,815	$1,203,108
Ending Balance: loans acquired with deteriorated credit quality	$2,862	$1,384	$9,819	$-	$1,019	$15,084

	At period end and for the three months ended September 30, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	539	(34)	114	1	(2)	618
Losses charged off	(64)	-	(21)	(10)	(12)	(107)
Recoveries	1	-	-	1	1	3
Balance, end of period	$3,295	$865	$5,049	$750	$2,853	$12,812
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$144	$144
Ending Balance: collectively evaluated for impairment	$3,295	$865	$5,049	$750	$2,709	$12,668
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	At June 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$389,978	$54,187	$442,173	$46,541	$201,013	$1,133,892
Ending Balance: loans acquired with deteriorated credit quality	$2,996	$1,403	$9,879	$-	$1,032	$15,310

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30, 2016 and June 30, 2016. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	September 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$392,246	$59,782	$491,780	$47,207	$212,925
Watch	369	128	3,063	-	-
Special Mention	-	-	-	-	-
Substandard	3,149	245	5,189	200	1,909
Doubtful	-	-	-	-	-
Total	$395,764	$60,155	$500,032	$47,407	$214,834

	June 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$388,733	$55,202	$443,933	$46,341	$200,252
Watch	583	-	3,095	24	16
Special Mention	-	-	-	-	-
Substandard	3,658	388	5,024	176	1,777
Doubtful	-	-	-	-	-
Total	$392,974	$55,590	$452,052	$46,541	$202,045

The above amounts include purchased credit impaired loans. At September 30, 2016, purchased credited impaired loans comprised $9.0 million of credits rated "Pass"; $3.0 million of credits rated "Watch"; none rated "Special Mention"; $3.1 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2016,  purchased credit impaired loans accounted for $9.2 million of credits rated "Pass"; $3.0 million of credits  rated "Watch"; none rated "Special Mention"; $3.1 million of credits rated "Substandard"; and none rated "Doubtful".

Credit Quality Indicators.  The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Special Mention, Substandard, or Doubtful.  In addition, lending relationships of $1 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared by the loan administration department and presented to a loan committee with appropriate lending authority. A sample of lending relationships in excess of $2.5 million are subject to an independent loan review annually, in order to verify risk ratings.  The Company uses the following definitions for risk ratings:

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2016.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:
	September 30, 2016
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$2,356	$672	$331	$3,359	$392,405	$395,764	$60
Construction	-	-	209	209	59,946	60,155	-
Commercial	907	34	33	974	499,058	500,032	-
Consumer loans	166	27	149	342	47,065	47,407	-
Commercial loans	195	37	675	907	213,927	214,834	-
Total loans	$3,624	$770	$1,397	$5,791	$1,212,401	$1,218,192	$60

	June 30, 2016
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,157	$457	$1,970	$3,584	$389,390	$392,974	$-
Construction	165	-	207	372	55,218	55,590	-
Commercial	-	-	33	33	452,019	452,052	-
Consumer loans	169	99	39	307	46,234	46,541	7
Commercial loans	209	138	623	970	201,075	202,045	31
Total loans	$1,700	$694	$2,872	$5,266	$1,143,936	$1,149,202	$38

At September 30, 2016, there was one purchased credit impaired loan with a net fair value of $24,000 that was greater than 90 days past due, and there were three at June 30, 2016 with a net fair value of $1.4 million.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2016. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2016
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,159	$3,406	$-
Construction real estate	1,422	1,660	-
Commercial real estate	13,590	15,179	-
Consumer loans	35	162	-
Commercial loans	1,574	1,638	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,159	$3,406	$-
Construction real estate	$1,422	$1,660	$-
Commercial real estate	$13,590	$15,179	$-
Consumer loans	$35	$162	$-
Commercial loans	$1,574	$1,638	$-

	June 30, 2016
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,300	$3,558	$-
Construction real estate	1,404	1,777	-
Commercial real estate	11,681	13,326	-
Consumer loans	36	36	-
Commercial loans	1,461	1,532	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,300	$3,558	$-
Construction real estate	$1,404	$1,777	$-
Commercial real estate	$11,681	$13,326	$-
Consumer loans	$36	$36	$-
Commercial loans	$1,461	$1,532	$-

The above amounts include purchased credit impaired loans. At September 30, 2016, purchased credit impaired loans comprised $15.1 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $15.1 million of total impaired loans. At June 30, 2016, purchased credit impaired loans comprised $15.3 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $15.3 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,929	$30
Construction Real Estate	1,395	34
Commercial Real Estate	9,849	181
Consumer Loans	-	-
Commercial Loans	1,026	19
Total Loans	$15,199	$264

	For the three-month period ended
	September 30, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,210	$28
Construction Real Estate	1,847	37
Commercial Real Estate	10,655	184
Consumer Loans	105	2
Commercial Loans	1,077	19
Total Loans	$16,894	$270

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2016 and 2015, was immaterial.

For the three-month period ended September 30, 2016, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $82,000, as compared to $49,000, for the three-month period ended September 30, 2015.

The following table presents the Company's nonaccrual loans at September 30 and June 30, 2016. The table excludes performing troubled debt restructurings.

(dollars in thousands)	September 30, 2016	June 30, 2016
Residential real estate	$2,073	$2,676
Construction real estate	245	388
Commercial real estate	1,779	1,797
Consumer loans	184	160
Commercial loans	689	603
Total loans	$4,970	$5,624

The above amounts include purchased credit impaired loans. At September 30 and June 30, 2016, these loans comprised $2.5 million and $2.6 million of nonaccrual loans, respectively.

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

During the three-month periods ended September 30, 2016 and 2015, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month period ended
	September 30, 2016		September 30, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	2	$49
Construction real estate	1	37	-	-
Commercial real estate	3	1,970	-	-
Consumer loans	-	-	-	-
Commercial loans	1	2	2	564
Total	5	$2,009	4	$613

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2016, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2016		June 30, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$474	7	$479
Construction real estate	-	-	-	-
Commercial real estate	13	5,799	12	4,134
Consumer loans	1	35	1	36
Commercial loans	6	1,544	5	1,429
Total	27	$7,852	25	$6,078

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2016. The amount of these loans is shown below:

(dollars in thousands)	September 30, 2016	June 30, 2016
Residential real estate	$3,108	$3,254
Construction real estate	1,623	1,777
Commercial real estate	11,408	11,523
Consumer loans	127	-
Commercial loans	1,084	1,103
Outstanding balance	$17,350	$17,657
Carrying amount, net of fair value adjustment of $2,265 and $2,347 at September 30, 2016 and June 30, 2016, respectively	$15,085	$15,310

Accretable yield, or income expected to be collected, is as follows:

	Three-month period ending
(dollars in thousands)	September 30 2016	September 30, 2015
Balance at beginning of period	$656	$547
Additions	-	-
Accretion	(82)	(49)
Reclassification from nonaccretable difference	66	84
Disposals	-	-
Balance at end of period	$640	$582

During the three-month periods ended September 30, 2016 and September 30, 2015, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2016	June 30, 2016
Non-interest bearing accounts	$134,540	$131,997
NOW accounts	400,724	396,104
Money market deposit accounts	78,907	78,155
Savings accounts	116,579	115,714
Certificates	436,600	398,723
Total Deposit Accounts	$1,167,350	$1,120,693

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2016	2015

(dollars in thousands except per share data)
Net income	$3,709	$3,635
Dividend on preferred stock	-	50
Net income available to common shareholders	$3,709	$3,585

Average Common shares – outstanding basic	7,436,914	7,422,354
Stock options under treasury stock method	30,556	31,503
Average Common shares – outstanding diluted	7,467,470	7,453,857

Basic earnings per common share	$0.50	$0.48
Diluted earnings per common share	$0.50	$0.48

At September 30, 2016 and 2015, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended
(dollars in thousands)	September 30, 2016	September 30, 2015
Income taxes
Current	$117	$2,203
Deferred	1,241	(538)
Total income tax provision	$1,358	$1,665

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	September 30, 2016	June 30, 2016
Deferred tax assets:
Provision for losses on loans	$5,055	$4,760
Accrued compensation and benefits	682	885
Other-than-temporary impairment on available for sale securities	133	139
NOL carry forwards acquired	609	631
Minimum Tax Credit	130	130
Unrealized loss on other real estate	182	183
Other	-	-
Total deferred tax assets	6,791	6,728

Deferred tax liabilities:
Purchase accounting adjustments	1,147	1,132
Depreciation	1,664	1,781
FHLB stock dividends	194	194
Prepaid expenses	145	177
Unrealized gain on available for sale securities	881	977
Other	506	82
Total deferred tax liabilities	4,537	4,343

Net deferred tax (liability) asset	$2,254	$2,385

As of September 30 and June 30, 2016, the Company had approximately $1.8 and $3.9 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended
(dollars in thousands)	September 30, 2016	September 30, 2015
Tax at statutory rate	$1,773	$1,855
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(132)	(143)
State tax, net of Federal benefit	47	150
Cash surrender value of Bank-owned life insurance	(74)	(51)
Tax credit benefits	(93)	(63)
Tax benefits realized on acquisition	-	-
Acquisition costs	-	-
Other, net	(163)	(83)
Actual provision	$1,358	$1,665

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary were accrued for the plan year ended June 30, 2016, based on the financial performance for fiscal 2015.  During the three-month period ended September 30, 2016, retirement plan expenses recognized for the Plan totaled approximately $243,000, as compared to $213,000 for the same period of the prior fiscal year.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At September 30, 2016, the current rate was 3.61%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at September 30, 2016, and $2.6 million at June 30, 2016.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.0 million at September 30, 2016, and $5.0 million at June 30, 2016.

Note 11:  Fair Value Measurements

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2015:

	Fair Value Measurements at September 30, 2016, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,516	$-	$6,516	$-
State and political subdivisions	44,553	-	44,553	-
Other securities	6,296	-	6,296	-
Mortgage-backed GSE residential	66,884	-	66,884	-

	Fair Value Measurements at June 30, 2016, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,517	$-	$6,517	$-
State and political subdivisions	46,185	-	46,185	-
Other securities	5,291	-	5,291	-
Mortgage-backed GSE residential	71,231	-	71,231	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2016.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. During the three months ended September 30, 2015, the third party vendor began providing valuations for this pooled trust preferred security again, so it was reclassified from Level 3 back to Level 2.  The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three month periods ended September 30, 2016 and 2015:

	For the three months ended
(dollars in thousands)	September 30, 2016	September 30, 2015
Available-for-sale securities, beginning of period	$-	$226
Total unrealized gain (loss) included in comprehensive income	-	26
Transfer from Level 2 to Level 3	-	(252)
Available-for-sale securities, end of period	$-	$-

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2016:

Fair Value Measurements at September 30, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	3,227	-	-	3,227

Fair Value Measurements at June 30, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$-	$-	$-	$-
Foreclosed and repossessed assets held for sale	3,366	-	-	3,366

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2016 and 2015:

	For the three months ended
(dollars in thousands)	September 30, 2016	September 30, 2015
Impaired loans (collateral dependent)	$-	$(144)
Foreclosed and repossessed assets held for sale	(143)	(37)
Total (losses) gains on assets measured on a non-recurring basis	$(143)	$(181)

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

On a quarterly basis, loans classified as special mention, substandard, doubtful, or loss are evaluated including the loan officer's review of the collateral and its current condition, the Company's knowledge of the current economic environment in the market where the collateral is located, and the Company's recent experience with real estate in the area. The date of the appraisal is also considered in conjunction with the economic environment and any decline in the real estate market since the appraisal was obtained. For all loan types, updated appraisals are obtained if considered necessary. Of the Company's $15.1 million (carrying value) in impaired loans (collateral-dependent and purchased credit-impaired), excluding TDR's at September 30, 2016, the Company utilized a real estate appraisal more than 12 months old to serve as the primary basis of our valuation for impaired loans with a carrying value of approximately $14.1 million. The remaining $1.0 million was secured by machinery, equipment and accounts receivable. In instances where the economic environment has worsened and/or the real estate market declined since the last appraisal, a higher distressed sale discount would be applied to the appraised value.

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

(dollars in thousands)	Fair value at September 30, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	3,227	Third party appraisal	Marketability discount	0.0% - 76.0%	34.4%

(dollars in thousands)	Fair value at June 30, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	3,366	Third party appraisal	Marketability discount	0.0% - 76.0%	35.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2016.

	September 30, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$21,480	$21,480	$-	$-
Interest-bearing time deposits	498	-	498	-
Stock in FHLB	6,771	-	6,771	-
Stock in Federal Reserve Bank of St. Louis	2,350	-	2,350	-
Loans receivable, net	1,203,772	-	-	1,207,460
Accrued interest receivable	6,608	-	6,608	-
Financial liabilities
Deposits	1,167,350	730,759	-	436,908
Securities sold under agreements to repurchase	25,450	-	25,450	-
Advances from FHLB	129,184	105,300	24,268	-
Accrued interest payable	749	-	749	-
Subordinated debt	14,776	-	-	11,729
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$22,554	$22,554	$-	$-
Interest-bearing time deposits	723	-	723	-
Stock in FHLB	6,009	-	6,009	-
Stock in Federal Reserve Bank of St. Louis	2,343	-	2,343	-
Loans receivable, net	1,135,453	-	-	1,136,723
Accrued interest receivable	5,512	-	5,512	-
Financial liabilities
Deposits	1,120,693	721,973	-	398,505
Securities sold under agreements to repurchase	27,085	-	27,085	-
Advances from FHLB	110,216	69,750	41,442	-
Accrued interest payable	720	-	720	-
Subordinated debt	14,753	-	-	11,992
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2016, the Bank operated from its headquarters, 32 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 30 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at September 30, 2016, and results of operations for the three-month periods ended September 30, 2016 and 2015.

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

•
expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently completed acquisitions, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2016 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 54 in the Company's 2016 Annual Report.

Executive Summary

Our results of operations depend primarily on our net interest margin, which is directly impacted by the interest rate environment. The net interest margin represents interest income earned on interest-earning assets (primarily real estate loans, commercial and agricultural loans, and the investment portfolio), less interest expense paid on interest-bearing liabilities (primarily interest-bearing transaction accounts, certificates of deposit, savings and money market deposit accounts, repurchase agreements, and borrowed funds), as a percentage of average interest-earning assets. Net interest margin is directly impacted by the spread between long-term interest rates and short-term interest rates, as our interest-earning assets, particularly those with initial terms to maturity or repricing greater than one year, generally price off longer term rates while our interest-bearing liabilities generally price off shorter term interest rates. This difference in longer term and shorter term interest rates is often referred to as the steepness of the yield curve. A steep yield curve – in which the difference in interest rates between short term and long term periods is relatively large – could be beneficial to our net interest income, as the interest rate spread between our interest-earning assets and interest-bearing liabilities would be larger. Conversely, a flat or flattening yield curve, in which the difference in rates between short term and long term periods is relatively small or shrinking, or an inverted yield curve, in which short term rates exceed long term rates, could have an adverse impact on our net interest income, as our interest rate spread could decrease.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

During the first three months of fiscal 2017, we grew our balance sheet by $65.9 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $68.3 million. Available-for-sale investments decreased $5.0 million, and cash equivalents and time deposits decreased a combined $1.3 million. Deposits increased $46.7 million, including $38.2 million in new brokered funding. Securities sold under agreements to repurchase decreased $1.6 million, and advances from the Federal Home Loan Bank (FHLB) increased $19.0 million, as the Company increased overnight borrowings and prepaid some term advances during the quarter. Equity increased $2.9 million, primarily as a result of retention of net income.

Net income for the first three months of fiscal 2017 was $3.7 million, an increase of $74,000, or 2.0% as compared to the same period of the prior fiscal year. The current period included no dividends on preferred stock, while the same period of the prior fiscal year included preferred dividends of $50,000, resulting in net earnings available to common shareholders of $3.7 million in the current fiscal year period, an increase of $124,000, or 3.5%, as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of an increase in net interest income and noninterest income, and a decrease in provision for income taxes, partially offset by increases in non-interest expense and provision for loan losses. Diluted net income available to common shareholders was $0.50 per share for the first three months of fiscal 2017, as compared to $0.48 per share for the same period of the prior fiscal year. For the first three months of fiscal 2017, net interest income increased $872,000, or 7.5%; noninterest income increased $373,000, or 16.9%; provision for income taxes decreased $307,000, or 18.4%; noninterest expense increased $1.2 million, or 14.7%; and provision for loan losses increased $307,000, or 49.7%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first three months of fiscal 2017 began at quite low yields, but generally trended higher throughout the quarter. Maturities most sensitive to the Federal Reserve's Open Market Committee (FOMC) moved the most, with the curve flattening somewhat. The yield on two-year treasuries moved up from 0.58% to 0.77%; the yield on five-year treasuries moved up from 1.01% to 1.14%; the yield on ten-year treasuries moved up from 1.49% to 1.60%; and the yield on 30-year treasuries moved up from 2.30% to 2.32%. Our average yield on earning assets decreased by five basis points, as reinvestment at relatively low market rates was partially offset by an increase in accretion of the fair value discount recorded on the Company's 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the "Peoples Acquisition") and by a shift in the earning asset mix towards higher-yielding investment types (see "Results of Operations: Comparison of the three-month periods ended September 30, 2016 and 2015 – Net Interest Income"). A flat or flattening yield curve is generally detrimental to the Company, but the movement higher of these short and medium-term rates was considered somewhat of a relief. Since the December 2015 increase in the Federal Funds rate by the FOMC, the market has been focused on whether or how soon the rate could again be moved higher, with the market currently expecting an increase at the December 2016 meeting. Further increases projected for calendar year 2017 by many members of the FOMC are viewed by the market as less certain.

Our net interest margin decreased when comparing the first three months of fiscal 2017 to the same period of the prior fiscal year.  The deterioration was attributable primarily to lower loan yields, partially offset by an increase in accretion of the fair value discount recorded on the Peoples Acquisition, and by a shift in the earning asset mix, as we held an increased percentage of our earning assets in loans, versus securities and cash equivalents. Net interest income resulting from the accretion of the Peoples Acquisition discount (and a smaller premium on acquired time deposits) in the first three months of fiscal 2017 increased to $601,000, as compared to $412,000 in the first three months of fiscal 2016. In the current period, this component of net interest income contributed 18 basis points to the net interest margin, an increase from a contribution of 14 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the increases noted in the three-month periods ended September 30, 2016; June 30, 2016; and December 31, 2015, were the result of inclusion in those quarters' results of principal payments received on purchased credit-impaired loans which exceeded the carrying value of such loans.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2016, noninterest income increased $373,000, or 16.9%, as compared to the same period of the prior fiscal year, attributable primarily to gains realized on the sale of residential loans originated for that purpose; increased loan origination fees; increased earnings on bank-owned life insurance resulting from additional investments made in that asset; and increased bank card interchange income. Noninterest expense for the three-month period ended September 30, 2016, increased $1.2 million, or 14.7%, as compared to the same period of the prior fiscal year. The increase was attributable in part to $335,000 in prepayment penalties incurred due to early repayment of $16.5 million in term FHLB advances.  Other items contributing to the increase include higher compensation expenses, occupancy expenses, and legal expenses, partially offset by a reduction in charges to amortize core deposit and other intangibles.

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

Comparison of Financial Condition at September 30 and June 30, 2016

The Company experienced balance sheet growth in the first three months of fiscal 2017, with total assets of $1.5 billion at September 30, 2016, reflecting an increase of $65.9 million, or 4.7%, as compared to June 30, 2016. Balance sheet growth was funded through deposit growth and FHLB advances.

Available-for-sale (AFS) securities were $124.2 million at September 30, 2016, a decrease of $5.0 million, or 3.8%, as compared to June 30, 2016. The decrease was attributable to reductions in mortgage-backed securities and municipal securities, as the Company did not reinvest some principal repayments given strong loan demand. Cash equivalents and time deposits were $22.0 million, a decrease of $1.3 million, or 5.6%, as compared to June 30, 2016.

Loans, net of the allowance for loan losses, were $1.2 billion at September 30, 2016, an increase of $68.3 million, or 6.0%, as compared to June 30, 2016. The increase was primarily attributable to growth in commercial real estate, commercial, residential real estate, and construction loan balances. The increase in commercial real estate loans was attributable primarily to nonresidential loan originations, the increase in commercial balances was attributable primarily to agricultural loan funding, and the increase in residential loan balances was attributable to multifamily real estate loan originations.

Deposits were $1.2 billion at September 30, 2016, an increase of $46.7 million, or 4.2%, as compared to June 30, 2016. The increase was primarily attributable to growth in certificates of deposit. Specifically, the Company originated $38.2 million in brokered certificates of deposit for the purpose of funding FHLB term advance repayments and loan growth. Other deposit account types also grew, including interest-bearing transaction accounts, noninterest-bearing transaction accounts, savings accounts, and money market deposit accounts. The average loan-to-deposit ratio for the first quarter of fiscal 2017 was 104.4%, as compared to 100.8% for the same period of the prior fiscal year.

FHLB advances were $129.2 million at September 30, 2016, an increase of $19.0 million, or 17.2%, as compared to June 30, 2016, as overnight funding increased by $35.5 million, partially offset by the prepayment of $16.5 million in term advances. The increase was attributable to continued strong loan demand in the first quarter of fiscal 2017, some of which is seasonal, partially offset by the increase in deposit balances, including brokered certificates of deposit.  Securities sold under agreements to repurchase totaled $25.5 million at September 30, 2016, a decrease of $1.6 million, or 6.0%, as compared to June 30, 2016. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $128.9 million at September 30, 2016, an increase of $2.9 million, or 2.3%, as compared to June 30, 2016. The increase was attributable primarily to the retention of net income, partially offset by payment of dividends on common stock and a decrease in accumulated other comprehensive income.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2016 and 2015

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2016 and 2015. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2016			September 30, 2015
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$930,492	$11,248	4.84	$833,779	$10,208	4.90
Other loans (1)	247,575	3,002	4.85	230,072	2,890	5.02
Total net loans	1,178,067	14,250	4.84	1,063,851	13,098	4.92
Mortgage-backed securities	68,020	345	2.03	67,848	370	2.18
Investment securities (2)	67,168	506	3.01	67,858	495	2.92
Other interest earning assets	7,730	4	0.21	9,488	7	0.30
Total interest earning assets (1)	1,320,985	15,105	4.57	1,209,045	13,970	4.62
Other noninterest earning assets (3)	115,277	-		91,437	-
Total assets	$1,436,262	$15,105		$1,300,482	$13,970

Interest bearing liabilities:
Savings accounts	$116,986	92	0.31	$130,390	105	0.32
NOW accounts	396,481	721	0.73	340,479	649	0.76
Money market deposit accounts	78,707	61	0.31	68,423	45	0.26
Certificates of deposit	402,343	1,058	1.05	395,797	986	1.00
Total interest bearing deposits	994,517	1,932	0.78	935,089	1,785	0.76
Borrowings:
Securities sold under agreements to repurchase	26,723	27	0.40	25,885	29	0.45
FHLB advances	132,107	418	1.27	68,844	317	1.84
Subordinated debt	14,765	152	4.12	14,670	135	3.68
Total interest bearing liabilities	1,168,112	2,529	0.87	1,044,488	2,266	0.87
Noninterest bearing demand deposits	133,601	-		120,283	-
Other noninterest bearing liabilities	7,083	-		1,472	-
Total liabilities	1,308,796	2,529		1,166,243	2,266
Stockholders' equity	127,466	-		134,239	-
Total liabilities and stockholders' equity	$1,436,262	$2,529		$1,300,482	$2,266

Net interest income		$12,576			$11,704

Interest rate spread (4)			3.70%			3.75%
Net interest margin (5)			3.81%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.09%			115.75%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2) Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $46.8 million and $30.1 million, respectively, for the three-month period ended September 30, 2016, as compared to $38.7 million and $19.7 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three-month period ended September 30, 2016, compared to the three-month period ended September 30, 2015. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2016
	Compared to three-month period ended September 30, 2015
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(230)	$1,406	$(24)	$1,152
Mortgage-backed securities	(26)	1	-	(25)
Investment securities (2)	16	(5)	-	11
Other interest-earning deposits	(2)	(1)	-	(3)
Total net change in income on
interest-earning assets	(242)	1,401	(24)	1,135

Interest-bearing liabilities:
Deposits	30	119	(2)	147
Securities sold under
agreements to repurchase	(3)	1	-	(2)
Subordinated debt	16	1	-	17
FHLB advances	(99)	291	(91)	101
Total net change in expense on
interest-bearing liabilities	(56)	412	(93)	263
Net change in net interest income	$(186)	$989	$69	$872

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2016 and 2015

General. Net income available to common shareholders for the three-month period ended September 30, 2016, was $3.7 million, an increase of $124,000, or 3.5%, as compared to the same period of the prior fiscal year.  The increase was attributable to increased net interest income and noninterest income, a reduction in provision for income taxes, and the elimination of preferred dividends as a result of the October 2015 preferred share repurchase, partially offset by higher noninterest expenses and higher provision for loan losses.

For the three-month period ended September 30, 2016, both basic and fully-diluted net income per share available to common shareholders was $0.50, as compared to $0.48 under both measures for the same period of the prior fiscal year, which represented an increase of $0.02, or 4.2%. Our annualized return on average assets for the three-month period ended September 30, 2016, was 1.03%, as compared to 1.12% for the same period of the prior fiscal year. Accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition increased return on average assets by ten basis points, net of tax, in the current period, as compared to eight basis points in the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended September 30, 2016, was 11.6%, as compared to 12.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2016, was $12.6 million, an increase of $872,000, or 7.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 9.3% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.81% in the current three-month period, as compared to 3.87% in the three-month period ended September 30, 2015. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Accretion of fair value discount on acquired loans and amortization of fair value premiums on assumed time deposits related to the Peoples Acquisition increased to $601,000 for the three-month period ended September 30, 2016, as compared to $412,000 in the same period of the prior fiscal year. This component of net interest income contributed 18 basis points to net interest margin in the three-month period ended September 30, 2016, as compared to a contribution of 14 basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the increase noted was the result of inclusion in the current quarter's results of principal payments received on purchased credit-impaired loans which exceeded the carrying value of such loans.

For the three-month period ended September 30, 2016, the deterioration in net interest rate spread, compared to the same period a year ago, resulted from a five basis point decrease in the average yield on interest-earning assets, while the average cost of interest-bearing liabilities was unchanged. The general decline in yields earned was attributable to the continued low rate environment, partially offset by a shift in the average earning asset mix towards loans and away from cash equivalents and securities. The cost of funds was unchanged as a result of an increase in the average balance of relatively low-cost overnight FHLB borrowings, partially offset by an increase in the average rate on subordinated debt and interest bearing deposits. Our average balance of interest-earning assets increased $111.9 million, or 9.3%, when comparing the three-month period ended September 30, 2016, with the same period of the prior fiscal year, attributable to growth in the loan portfolio.

Interest Income. Total interest income for the three-month period ended September 30, 2016, was $15.1 million, an increase of $1.1 million, or 8.1%, as compared to the same period of the prior fiscal year. The increase was attributed to a 9.3% increase in the average balance of interest-earning assets, partially offset by a five basis point decline in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average balances were attributable to growth in the loan portfolio, while the decline in the average yield on interest-earning assets was attributable to the continued low rate environment, partially offset by a shift in the earning asset mix toward loans and away from cash equivalents and securities.

Interest Expense. Total interest expense for the three-month period ended September 30, 2016, was $2.5 million, an increase of $263,000, or 11.6%, as compared to the same period of the prior fiscal year, attributable to the $123.6 million, or 11.8%, increase in the average balance of interest-bearing liabilities, while the average cost of interest-bearing liabilities was roughly unchanged, as compared to the same period of the prior fiscal year. Increased average balances were attributable to higher average FHLB borrowings and higher average interest-bearing deposit balances (primarily, higher average balances in transaction accounts, money market deposit accounts, and certificates of deposit, partially offset by lower average balances in statement and passbook savings accounts).

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2016, was $925,000, as compared to $618,000 in the same period of the prior fiscal year. Increased provisioning was attributed primarily to increased balances within the loan portfolio. As a percentage of average loans outstanding, provision for loan losses in the current three-month period represented a charge of .31% (annualized), while the Company recorded net charge offs during the period of .09% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of .23% (annualized), while the Company recorded net charge offs of .04% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three-month period ended September 30, 2016, was $2.6 million, an increase of $373,000, or 16.9%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to gains realized on the sale of residential loans originated for that purpose; increased loan origination fees; increased earnings on bank-owned life insurance resulting from additional investments made in that asset; and increased bank card interchange income.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2016, was $9.2 million, an increase of $1.2 million, or 14.7%, as compared to the same period of the prior fiscal year. The increase was attributable in part to $335,000 in prepayment penalties incurred due to early repayment of $16.5 million in term FHLB advances. The prepaid advances carried a weighted average rate of 3.95% and would have had a weighted average maturity of 8.8 months at September 30, 2016, while new brokered funding utilized to prepay those advances and also fund loan growth carried a weighted average rate of 0.92% with a weighted average maturity of 13.2 months at September 30, 2016. Other items contributing to the increase include higher compensation expenses, occupancy expenses, and legal expenses, partially offset by a reduction in charges to amortize core deposit and other intangibles. The efficiency ratio for the three-month period ended September 30, 2016, was 60.5%, as compared to 57.4% in the same period of the prior fiscal year.

Income Taxes. Provision for income taxes for the three-month period ended September 30, 2016, was $1.4 million, a decrease of $307,000, or 18.4%, as compared to the same period of the prior fiscal year, attributable primarily to a decrease in the effective tax rate, to 26.8% from 31.4%, combined with a decrease in pre-tax income. The lower effective tax rate was attributed primarily to formation by the Company's bank subsidiary of a Real Estate Investment Trust (REIT) to hold certain qualified assets in order to minimize state tax liability.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2016 and 2015:

	For the three months ended
	September 30,
(dollars in thousands)	2016	2015

Balance, beginning of period	$13,791	$12,298
Loans charged off:
Residential real estate	(97)	(64)
Construction	-	-
Commercial business	(168)	(12)
Commercial real estate	-	(21)
Consumer	(4)	(10)
Gross charged off loans	(269)	(107)
Recoveries of loans previously charged off:
Residential real estate	3	1
Construction	-	-
Commercial business	2	1
Commercial real estate	-	-
Consumer	4	1
Gross recoveries of charged off loans	9	3
Net (charge offs) recoveries	(260)	(104)
Provision charged to expense	925	618
Balance, end of period	$14,456	$12,812

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $665,000 to $14.5 million at September 30, 2016, from $13.8 million at June 30, 2016. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at September 30, 2016.

At September 30, 2016, the Company had loans of $10.7 million, or 0.88% of total  loans, adversely classified ($10.7 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $11.0 million, or 0.96% of total loans, adversely classified ($11.0 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2016, and $14.6 million, or 1.35% of total loans, adversely classified ($14.6 million classified "substandard"; none classified "doubtful" or "loss") at September 30, 2015. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.0 million at September 30, 2016. As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $5.3 million at June 30, 2016, to $5.8 million at September 30, 2016.

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

The following table sets forth the Company's historical net charge offs as of September 30 and June 30, 2016:

	September 30, 2016	June 30, 2016
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.05%	0.04%
Construction	0.00%	0.00%
Commercial	0.01%	0.01%
Consumer loans	0.23%	0.25%
Commercial loans	0.13%	0.14%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At September 30, 2016, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended September 30, 2016	Qualitative factor applied at fiscal year ended June 30, 2016
Real estate loans:
Residential	0.73%	0.75%
Construction	1.81%	1.85%
Commercial	1.33%	1.32%
Consumer loans	1.37%	1.40%
Commercial loans	1.33%	1.35%

At September 30, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $13.2 million, as compared to $12.3 million at June 30, 2016, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were stable to slightly improving, based on national, regional and local economic conditions, as well as experience, ability and depth of lending management and staff.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015
Nonaccruing loans:
Residential real estate	$2,073	$2,676	$2,109
Construction	245	388	133
Commercial real estate	1,779	1,797	1,664
Consumer	184	160	96
Commercial business	689	603	20
Total	4,970	5,624	4,022

Loans 90 days past due accruing interest:
Residential real estate	60	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	-	7	50
Commercial business	-	31	-
Total	60	38	50

Total nonperforming loans	5,030	5,662	4,072

Foreclosed assets held for sale:
Real estate owned	3,182	3,305	4,392
Other nonperforming assets	45	61	109
Total nonperforming assets	$8,257	$9,028	$8,573

At September 30, 2016, troubled debt restructurings (TDRs) totaled $10.4 million, of which $2.5 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $7.9 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2016, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2016, TDRs totaled $8.4 million, of which $2.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.1 million in TDRs at June 30, 2016, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2016, nonperforming assets totaled $8.3 million, as compared to $9.0 million at June 30, 2016, and $8.6 million at September 30, 2015. The decrease in nonperforming assets from fiscal year end was attributable primarily to a decrease in nonaccrual residential real estate loans and foreclosed real estate owned, partially offset by increases in nonaccrual commercial loans and other nonperforming assets.

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

At September 30, 2016, the Company had outstanding commitments and approvals to extend credit of approximately $159.7 million (including $97.2 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At September 30, 2016, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $274.2 million, of which $128.8 million had been advanced. The Bank has the ability to pledge several of their other loan portfolios, including, for example, their commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $490.0 million, subject to available collateral. Also, at September 30, 2016, the Bank had pledged a total of $188.3 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $126.2 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of September 30 and June 30, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement began phasing in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019.  The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of September 30, 2016, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$152,127	11.90%	$102,270	8.00%	n/a	n/a
Southern Bank	146,628	11.47%	102,291	8.00%	127,864	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	136,951	10.71%	76,703	6.00%	n/a	n/a
Southern Bank	131,452	10.28%	76,718	6.00%	102,291	8.00%
Tier I Capital (to Average Assets)
Consolidated	136,951	9.57%	57,270	4.00%	n/a	n/a
Southern Bank	131,452	9.20%	57,160	4.00%	71,450	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	122,785	9.60%	57,527	4.50%	n/a	n/a
Southern Bank	131,452	10.28%	57,539	4.50%	83,111	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$148,597	11.95%	$99,441	8.00%	n/a	n/a
Southern Bank	142,983	11.50%	99,463	8.00%	124,328	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	134,061	10.79%	74,581	6.00%	n/a	n/a
Southern Bank	128,447	10.33%	74,597	6.00%	99,463	8.00%
Tier I Capital (to Average Assets)
Consolidated	134,061	9.75%	55,010	4.00%	n/a	n/a
Southern Bank	128,447	9.37%	54,827	4.00%	68,534	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	119,715	9.63%	55,936	4.50%	n/a	n/a
Southern Bank	128,447	10.33%	55,948	4.50%	80,813	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2017, fixed rate 1- to 4-family residential loan production totaled $14.4 million, as compared to $11.5 million during the same period of the prior fiscal year. At September 30, 2016, the fixed rate residential loan portfolio was $139.4 million with a weighted average maturity of 117 months, as compared to $135.6 million at September 30, 2015, with a weighted average maturity of 122 months. The Company originated $6.5 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2016, as compared to $7.3 million during the same period of the prior fiscal year. At September 30, 2016, fixed rate loans with remaining maturities in excess of 10 years totaled $35.6 million, or 3.0% of net loans receivable, as compared to $39.3 million, or 3.7% of net loans receivable at September 30, 2015. The Company originated $76.7 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2016, as compared to $39.0 million during the same period of the prior fiscal year.  The Company also originated $14.2 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2016, as compared to $4.0 million during the same period of the prior fiscal year. At September 30, 2016, adjustable-rate home equity lines of credit increased to $25.5 million, as compared to $23.3 million at September 30, 2015. At September 30, 2016, the Company's investment portfolio had an expected weighted-average life of 3.5 years, compared to 3.8 years at September 30, 2015. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2016, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2016
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$117,090	$(16,719)	-12%	8.02%	-1.06%
+200 bp	123,055	(10,754)	-8%	8.40%	-0.68%
+100 bp	128,160	(5,649)	-4%	8.72%	-0.35%
0 bp	133,809	-	-	9.08%	0.00%
-100 bp	142,683	8,874	7%	9.62%	0.55%
-200 bp	150,634	16,825	13%	10.10%	1.02%
-300 bp	158,350	24,541	18%	10.56%	1.48%

June 30, 2016
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$112,689	$(15,234)	-12%	8.14%	-0.95%
+200 bp	118,137	(9,785)	-8%	8.49%	-0.61%
+100 bp	122,921	(5,001)	-4%	8.79%	-0.31%
0 bp	127,922	-	-	9.10%	0.00%
-100 bp	135,662	7,740	6%	9.58%	0.48%
-200 bp	142,772	14,850	12%	10.03%	0.93%
-300 bp	149,773	21,850	17%	10.46%	1.36%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosures and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2016 thru 7/31/2016	-	-	-	-
8/1/2016 thru 8/31/2016	-	-	-	-
9/1/2016 thru 9/30/2016	-	-	-	-
Total	-	-	-	-

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

3	(a)	Articles of Incorporation of the Registrant+
3	(b)	Certificate of Designation for the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A++
3	(c)	Bylaws of the Registrant
4		Form of Stock Certificate of Southern Missouri Bancorp+++
10		Material Contracts
	(a)	Registrant's 2008 Equity Incentive Plan++++
	(b)	Registrant's 2003 Stock Option and Incentive Plan+++++
	(c)	Southern Missouri Savings Bank, FSB Management Recognition and Development Plan++++++
	(d)	Employment Agreements
		(i)	Greg A. Steffens*
	(e)	Director's Retirement Agreements
		(i)	Sammy A. Schalk**
		(ii)	Ronnie D. Black**
		(iii)	L. Douglas Bagby**
		(iv)	Rebecca McLane Brooks***
		(v)	Charles R. Love***
		(vi)	Charles R. Moffitt***
		(vii)	Dennis Robison****
		(viii)	David Tooley*****
		(ix)	Todd E. Hensley******
	(f)	Tax Sharing Agreement*******
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Financial Officer
32		Section 1350 Certification
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
++++	Field as an attachment to the Registrant's definitive proxy statement filed on September 19, 2008.
+++++	Filed as an attachment to the Registrant's definitive proxy statement filed on September 17, 2003.
++++++	Filed as an attachment to the Registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015.
*******	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2016
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)