Form 10-Q
period 2016-12-31
SOUTHERN MISSOURI BANCORP INC
filed 2017-02-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-23406
Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation)	(IRS employer id. no.)

2991 Oak Grove Road Poplar Bluff, MO	63901
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2017
Common Stock, Par Value $.01	7,450,041 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND JUNE 30, 2016

	December 31, 2016	June 30, 2016
(dollars in thousands)	(unaudited)
Cash and cash equivalents	$30,367	$22,554
Interest-bearing time deposits	498	723
Available for sale securities	132,116	129,224
Stock in FHLB of Des Moines	5,906	6,009
Stock in Federal Reserve Bank of St. Louis	2,350	2,343
Loans receivable, net of allowance for loan losses of $14,992 and $13,791 at December 31, 2016 and June 30, 2016, respectively	1,209,836	1,135,453
Accrued interest receivable	6,791	5,512
Premises and equipment, net	46,371	46,943
Bank owned life insurance – cash surrender value	30,491	30,071
Goodwill	4,556	4,556
Other intangible assets, net	2,922	3,295
Prepaid expenses and other assets	20,145	17,227
Total assets	$1,492,349	$1,403,910

Liabilities and Stockholders' Equity
Deposits	$1,211,816	$1,120,693
Securities sold under agreements to repurchase	22,542	27,085
Advances from FHLB of Des Moines	107,502	110,216
Accounts payable and other liabilities	4,573	4,477
Accrued interest payable	763	720
Subordinated debt	14,800	14,753
Total liabilities	1,361,996	1,277,944

Common stock, $.01 par value; 12,000,000 and 10,000,000 shares authorized, respectively, 7,450,041 and 7,437,616 shares issued, respectively, at December 31, 2016 and June 30, 2016	75	74
Additional paid-in capital	34,724	34,432
Retained earnings	96,192	89,798
Accumulated other comprehensive income (loss)	(638)	1,662
Total stockholders' equity	130,353	125,966

Total liabilities and stockholders' equity	$1,492,349	$1,403,910

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$14,229	$13,362	$28,479	$26,460
Investment securities	500	496	1,006	992
Mortgage-backed securities	350	368	695	738
Other interest-earning assets	4	9	8	17
Total interest income	15,083	14,235	30,188	28,207
INTEREST EXPENSE:
Deposits	2,043	1,847	3,975	3,633
Securities sold under agreements to repurchase	25	29	52	58
Advances from FHLB of Des Moines	282	320	700	637
Subordinated debt	160	139	312	274
Total interest expense	2,510	2,335	5,039	4,602
NET INTEREST INCOME	12,573	11,900	25,149	23,605
PROVISION FOR LOAN LOSSES	656	496	1,581	1,114
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,917	11,404	23,568	22,491
NONINTEREST INCOME:
Deposit account charges and related fees	952	901	1,894	1,825
Bank card interchange income	719	632	1,404	1,268
Loan late charges	100	81	185	158
Loan servicing fees	74	40	130	75
Other loan fees	319	178	557	347
Net realized gains on sale of loans	241	153	513	287
Earnings on bank owned life insurance	210	466	421	611
Other income	85	340	171	421
Total noninterest income	2,700	2,791	5,275	4,992
NONINTEREST EXPENSE:
Compensation and benefits	4,513	4,399	9,300	8,757
Occupancy and equipment, net	1,991	1,676	4,021	3,341
Deposit insurance premiums	146	163	320	323
Legal and professional fees	325	144	528	270
Advertising	242	219	482	473
Postage and office supplies	145	154	277	313
Intangible amortization	228	259	456	569
Bank card network expense	274	230	553	483
Other operating expense	842	922	1,928	1,625
Total noninterest expense	8,706	8,166	17,865	16,154
INCOME BEFORE INCOME TAXES	5,911	6,029	10,978	11,329
INCOME TAXES	1,735	1,820	3,093	3,485
NET INCOME	$4,176	$4,209	$7,885	$7,844
Less: dividend on preferred shares	-	35	-	85
Net income available to common shareholders	$4,176	$4,174	$7,885	$7,759

Basic earnings per common share	$0.56	$0.56	$1.06	$1.05
Diluted earnings per common share	$0.56	$0.56	$1.06	$1.04
Dividends per common share	$0.10	$0.09	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

(dollars in thousands)
Net income	$4,176	$4,209	$7,885	$7,844
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(3,401)	(343)	(3,631)	47
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	10	(4)	(20)	(8)
Tax benefit (expense)	1,255	129	1,351	(14)
Total other comprehensive income (loss)	(2,136)	(218)	(2,300)	25
Comprehensive income	$2,040	$3,991	$5,585	$7,869

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015 (Unaudited)
	Six months ended
	December 31,
(dollars in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$7,885	$7,844
Items not requiring (providing) cash:
Depreciation	1,507	1,139
(Gain) loss on disposal of fixed assets	(9)	33
Stock option and stock grant expense	232	133
Amortization of intangible assets	456	569
Amortization of purchase accounting adjustments	(577)	(1,450)
Increase in cash surrender value of bank owned life insurance	(420)	(611)
(Gain) loss on sale of foreclosed assets	(5)	70
Provision for loan losses	1,581	1,114
Net amortization of premiums and discounts on securities	526	400
Originations of loans held for sale	(17,999)	(10,781)
Proceeds from sales of loans held for sale	18,193	10,630
Gain on sales of loans held for sale	(513)	(287)
Changes in:
Accrued interest receivable	(1,279)	(478)
Prepaid expenses and other assets	958	551
Accounts payable and other liabilities	(1,100)	(546)
Deferred income taxes	235	(640)
Accrued interest payable	43	(77)
Net cash provided by operating activities	9,714	7,613
Cash flows from investing activities:
Net increase in loans	(75,726)	(26,154)
Net change in interest-bearing deposits	225	723
Proceeds from maturities of available for sale securities	13,371	8,271
Net redemptions of Federal Home Loan Bank stock	103	229
Net purchases of Federal Reserve Bank of Saint Louis stock	(7)	-
Purchases of available-for-sale securities	(20,440)	(8,124)
Purchases of premises and equipment	(939)	(6,951)
Investments in state & federal tax credits	(1,661)	(162)
Proceeds from sale of fixed assets	11	-
Proceeds from sale of foreclosed assets	484	1,121
Proceeds from BOLI claim	-	549
Net cash used in investing activities	(84,579)	(30,498)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	55,029	60,536
Net increase in certificates of deposits	36,172	1,548
Net decrease in securities sold under agreements to repurchase	(4,543)	(4,266)
Proceeds from Federal Home Loan Bank advances	336,055	247,950
Repayments of Federal Home Loan Bank advances	(338,605)	(253,650)
Exercise of stock options	61	36
Dividends paid on preferred stock	-	(135)
Dividends paid on common stock	(1,491)	(1,336)
Redemption of preferred stock	-	(20,000)
Net cash provided by financing activities	82,678	30,683
Increase in cash and cash equivalents	7,813	7,798
Cash and cash equivalents at beginning of period	22,554	16,775
Cash and cash equivalents at end of period	$30,367	$24,573
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$472	$281
Conversion of foreclosed real estate to loans	54	185
Conversion of loans to repossessed assets	44	141
Cash paid during the period for:
Interest (net of interest credited)	$1,930	$1,652
Income taxes	2,582	2,500

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2016, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At December 31, 2016, assets of the REIT were approximately $408 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1.1 million and $10.5 million at December 31 and June 30, 2016, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits.  Interest bearing deposits in banks mature within seven years and are carried at cost.

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders' equity. All securities have been classified as available for sale.

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

The allowance for losses on loans represents management's best estimate of losses probable in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. Loans are charged off in the period deemed uncollectible, based on management's analysis of expected cash flows (for non-collateral dependent loans) or collateral value (for collateral-

dependent loans). Subsequent recoveries of loans previously charged off, if any, are credited to the allowance when received. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

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

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans, the Company initially recorded the loans at fair value, which includes estimated future losses expected to be incurred over the life of the loan.  For these loans, we determined the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows"), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated decrease the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Intangible Assets.  The Company's intangible assets at December 31, 2016 included gross core deposit intangibles of $5.9 million with $3.3 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $359,000. At June 30, 2016, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $3.0 million accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $275,000.  The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to six years, with amortization expense expected to be approximately $456,000  in the remainder of fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020, and $42,000 in fiscal 2021.
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

Incentive Plan. The Company accounts for its Management Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to additional paid in capital.

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

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options) outstanding during each period. All per share data has been restated to reflect the two-for-one common stock split in the form of a 100% common stock dividend paid on January 30, 2015.

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

The following paragraphs summarize the impact of new accounting pronouncements:

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  The objective of the Update is to expand the simplification of the subsequent measurement of goodwill to include public business entities and not-for-profit entities.  The simplification eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  For public companies that are U.S. Securities and Exchange Commission (SEC) filers, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods, and should be applied on a prospective basis.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.    Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740).  The Update provides guidance to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under the new guidance, companies should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Intellectual property and property, plant, and equipment, are two common examples of assets included in the scope of this Update.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash payments.  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, with the objective of reducing the diversity in practice.  The Update addresses eight specific cash flow issues.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied retrospectively.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is evaluating the impact that this new guidance will have on the Company's consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$6,470	$22	$(36)	$6,456
State and political subdivisions	45,963	819	(580)	46,202
Other securities	6,572	161	(689)	6,044
Mortgage-backed: GSE residential	74,120	110	(816)	73,414
Total investments and mortgage-backed securities	$133,125	$1,112	$(2,121)	$132,116

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$6,460	$57	$-	$6,517
State and political subdivisions	44,368	1,820	(3)	46,185
Other securities	5,861	206	(776)	5,291
Mortgage-backed GSE residential	69,893	1,342	(4)	71,231
Total investments and mortgage-backed securities	$126,582	$3,425	$(783)	$129,224

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2016
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$607	$610
After one year but less than five years	11,530	11,577
After five years but less than ten years	20,986	21,072
After ten years	25,882	25,443
Total investment securities	59,005	58,702
Mortgage-backed securities	74,120	73,414
Total investments and mortgage-backed securities	$133,125	$132,116

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $112.4 million at December 31, 2016 and $106.7 million at June 30, 2016.  The securities pledged consist of marketable securities, including $6.4 million and $5.5 million of U.S. Government and Federal Agency Obligations, $52.5 million and $52.2 million of Mortgage-Backed Securities,

$14.1 million and $13.6 million of Collateralized Mortgage Obligations, $38.8 million and $34.8 million of State and Political Subdivisions Obligations, and $600,000 and $600,000 of Other Securities at December 31, 2016 and June 30, 2016,  respectively.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2016:

	December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$3,460	$36	$-	$-	$3,460	$36
Obligations of state and political subdivisions	18,946	580	-	-	18,946	580
Other securities	-	-	1,147	689	1,147	689
Mortgage-backed securities	54,732	806	343	10	55,075	816
Total investments and mortgage-backed securities	$77,138	$1,422	$1,490	$699	$78,628	$2,121

	June 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$720	$3	$-	$-	$720	$3
Other securities	-	-	1,080	776	1,080	776
Mortgage-backed securities	2,912	4	-	-	2,912	4
Total investments and mortgage-backed securities	$3,632	$7	$1,080	$776	$4,712	$783

Other securities.  At December 31, 2016, there were three pooled trust preferred securities with an estimated fair value of $753,000 and unrealized losses of $681,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The December 31, 2016, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.3 to 1.7 percent; recoveries of 31 percent on currently deferred issuers within the next two years; new deferrals of 47 to 50 basis points annually; and eventual recoveries of eight to nine percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase. The second of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. The third security received PIK for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during the second quarter of fiscal 2017. Our cash flow analysis indicates that interest payments are expected to continue for these three securities, and that all contracted principal and interest will be received. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of December 31, 2016, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of December 31, 2016, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive (loss) income for the six-month periods ended December 31, 2016 and 2015.

	Accumulated Credit Losses
	Six-Month Period Ended
(dollars in thousands)	December 31,
	2016	2015
Credit losses on debt securities held
Beginning of period	$352	$365
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(4)	(5)
End of period	$348	$360

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2016	June 30, 2016
Real Estate Loans:
Residential	$404,397	$392,974
Construction	61,680	77,369
Commercial	519,429	452,052
Consumer loans	49,562	46,541
Commercial loans	201,645	202,045
	1,236,713	1,170,981
Loans in process	(11,898)	(21,779)
Deferred loan fees, net	13	42
Allowance for loan losses	(14,992)	(13,791)
Total loans	$1,209,836	$1,135,453

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

Residential Mortgage Lending.  The Company actively originates loans for the acquisition or refinance of one- to four-family residences.  This category includes both fixed-rate and adjustable-rate mortgage ("ARM") loans amortizing over periods of up to 30 years, and the properties securing such loans may be owner-occupied or non-owner-

occupied.  Single-family residential loans do not generally exceed 90% of the lower of the appraised value or purchase price of the secured property.  Substantially all of the one- to four-family residential mortgage originations in the Company's portfolio are located within the Company's primary lending area.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity of up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate "floor" in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At December 31, 2016, construction loans outstanding included 52 loans, totaling $10.2 million, for which a modification had been agreed to.  At June 30, 2016, construction loans outstanding included 42 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31 and June 30, 2016, and activity in the allowance for loan losses for the three- and six-month periods ended December 31, 2016 and 2015:

	At period end and for the six months ended December 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	316	(170)	1,124	52	259	1,581
Losses charged off	(97)	(31)	-	(39)	(270)	(437)
Recoveries	6	1	16	5	29	57
Balance, end of period	$3,472	$891	$6,851	$756	$3,022	$14,992
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,472	$891	$6,851	$756	$3,022	$14,992
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$401,588	$48,412	$509,705	$49,562	$200,748	$1,210,015
Ending Balance: loans acquired with deteriorated credit quality	$2,809	$1,370	$9,724	$-	$897	$14,800

	For the three months ended December 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,153	$1,121	$6,370	$738	$3,074	$14,456
Provision charged to expense	316	(200)	465	53	22	656
Losses charged off	-	(31)	-	(35)	(101)	(167)
Recoveries	3	1	16	-	27	47
Balance, end of period	$3,472	$891	$6,851	$756	$3,022	$14,992

	At period end and for the six months ended December 31, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	475	147	324	60	108	1,114
Losses charged off	(90)	-	(77)	(35)	(100)	(302)
Recoveries	3	-	46	3	10	62
Balance, end of period	$3,207	$1,046	$5,249	$786	$2,884	$13,172
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$144	$144
Ending Balance: collectively evaluated for impairment	$3,207	$1,046	$5,249	$786	$2,740	$13,028
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended December 31, 2015
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,295	$865	$5,049	$750	$2,853	$12,812
Provision charged to expense	(64)	181	210	59	110	496
Losses charged off	(26)	-	(56)	(25)	(88)	(195)
Recoveries	2	-	46	2	9	59
Balance, end of period	$3,207	$1,046	$5,249	$786	$2,884	$13,172

	At June 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$389,978	$54,187	$442,173	$46,541	$201,013	$1,133,892
Ending Balance: loans acquired with deteriorated credit quality	$2,996	$1,403	$9,879	$-	$1,032	$15,310

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31, 2016 and June 30, 2016. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	December 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$400,627	$49,590	$510,861	$49,423	$200,460
Watch	252	-	3,050	-	-
Special Mention	-	-	-	-	-
Substandard	3,518	192	5,518	139	1,185
Doubtful	-	-	-	-	-
Total	$404,397	$49,782	$519,429	$49,562	$201,645

	June 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$388,733	$55,202	$443,933	$46,341	$200,252
Watch	583	-	3,095	24	16
Special Mention	-	-	-	-	-
Substandard	3,658	388	5,024	176	1,777
Doubtful	-	-	-	-	-
Total	$392,974	$55,590	$452,052	$46,541	$202,045

The above amounts include purchased credit impaired loans. At December 31, 2016, purchased credited impaired loans comprised $8.9 million of credits rated "Pass"; $3.0 million of credits rated "Watch"; none rated "Special Mention"; $2.9 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2016,  purchased credit impaired loans accounted for $9.2 million of credits rated "Pass"; $3.0 million of credits  rated "Watch"; none rated "Special Mention"; $3.1 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2016.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

	December 31, 2016
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$2,675	$456	$710	$3,841	$400,556	$404,397	$-
Construction	-	-	-	-	49,782	49,782	-
Commercial	1,087	725	100	1,912	517,517	519,429	-
Consumer loans	335	121	4	460	49,102	49,562	3
Commercial loans	120	222	92	434	201,211	201,645	82
Total loans	$4,217	$1,524	$906	$6,647	$1,218,168	$1,224,815	$85

	June 30, 2016
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,157	$457	$1,970	$3,584	$389,390	$392,974	$-
Construction	165	-	207	372	55,218	55,590	-
Commercial	-	-	33	33	452,019	452,052	-
Consumer loans	169	99	39	307	46,234	46,541	7
Commercial loans	209	138	623	970	201,075	202,045	31
Total loans	$1,700	$694	$2,872	$5,266	$1,143,936	$1,149,202	$38

At December 31, 2016, there was one purchased credit impaired loan with a net fair value of $4,000 that was greater than 90 days past due, and there were three at June 30, 2016 with a net fair value of $1.4 million.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2016. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2016
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,107	$3,352	$-
Construction real estate	1,407	1,641	-
Commercial real estate	13,453	14,984	-
Consumer loans	35	153	-
Commercial loans	1,392	1,451	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,107	$3,352	$-
Construction real estate	$1,407	$1,641	$-
Commercial real estate	$13,453	$14,984	$-
Consumer loans	$35	$153	$-
Commercial loans	$1,392	$1,451	$-

	June 30, 2016
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,300	$3,558	$-
Construction real estate	1,404	1,777	-
Commercial real estate	11,681	13,326	-
Consumer loans	36	36	-
Commercial loans	1,461	1,532	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,300	$3,558	$-
Construction real estate	$1,404	$1,777	$-
Commercial real estate	$11,681	$13,326	$-
Consumer loans	$36	$36	$-
Commercial loans	$1,461	$1,532	$-

The above amounts include purchased credit impaired loans. At December 31, 2016, purchased credit impaired loans comprised $14.8 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $14.8 million of total impaired loans. At June 30, 2016, purchased credit impaired loans comprised $15.3 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $15.3 million of total impaired loans.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,836	$21
Construction Real Estate	1,378	37
Commercial Real Estate	9,772	186
Consumer Loans	-	-
Commercial Loans	958	18
Total Loans	$14,944	$262

	For the three-month period ended
	December 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,115	$16
Construction Real Estate	1,629	25
Commercial Real Estate	10,575	390
Consumer Loans	-	-
Commercial Loans	1,064	20
Total Loans	$16,383	$451

	For the six-month period ended
	December 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,889	$51
Construction Real Estate	1,387	71
Commercial Real Estate	9,807	367
Consumer Loans	-	-
Commercial Loans	983	37
Total Loans	$15,066	$526

	For the six-month period ended
	December 31, 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,170	$44
Construction Real Estate	1,706	62
Commercial Real Estate	10,614	574
Consumer Loans	70	2
Commercial Loans	1,071	39
Total Loans	$16,631	$721

Interest income on impaired loans recognized on a cash basis in the three- and six-month periods ended December 31, 2016 and 2015, was immaterial.

For the three- and six-month periods ended December 31, 2016, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $79,000 and $161,000, respectively, as compared to $48,000 and $97,000, respectively, for the three- and six-month periods ended December 31, 2015.

The following table presents the Company's nonaccrual loans at December 31 and June 30, 2016. The table excludes performing troubled debt restructurings.

(dollars in thousands)	December 31, 2016	June 30, 2016
Residential real estate	$2,453	$2,676
Construction real estate	36	388
Commercial real estate	2,547	1,797
Consumer loans	123	160
Commercial loans	413	603
Total loans	$5,572	$5,624

The above amounts include purchased credit impaired loans. At December 31 and June 30, 2016, these loans comprised $2.4 million and $2.6 million of nonaccrual loans, respectively.

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

During the three- and six-month periods ended December 31, 2016 and 2015, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	December 31, 2016		December 31, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	1	366	-	-
Consumer loans	1	1	-	-
Commercial loans	-	-	-	-
Total	2	$367	-	$-

	For the six-month periods ended
	December 31, 2016		December 31, 2015
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	2	$49
Construction real estate	1	36	-	-
Commercial real estate	4	2,303	-	-
Consumer loans	2	1	-	-
Commercial loans	1	2	-	-
Total	8	$2,342	2	$49

Performing loans classified as TDRs and outstanding at December 31 and June 30, 2016, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2016		June 30, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	7	$487	7	$479
Construction real estate	-	-	-	-
Commercial real estate	13	5,783	12	4,134
Consumer loans	1	35	1	36
Commercial loans	4	1,368	5	1,429
Total	25	$7,673	25	$6,078

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2016. The amount of these loans is shown below:

(dollars in thousands)	December 31, 2016	June 30, 2016
Residential real estate	$3,053	$3,254
Construction real estate	1,605	1,777
Commercial real estate	11,255	11,523
Consumer loans	118	-
Commercial loans	955	1,103
Outstanding balance	$16,986	$17,657
Carrying amount, net of fair value adjustment of $2,185 and $2,347 at December 31, 2016 and June 30, 2016, respectively	$14,801	$15,310

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	December 31, 2016	December 31, 2015
Balance at beginning of period	$640	$582
Additions	-	-
Accretion	(79)	(255)
Reclassification from nonaccretable difference	65	339
Disposals	-	-
Balance at end of period	$626	$666

	For the six-month period ended
(dollars in thousands)	December 31, 2016	December 31, 2015
Balance at beginning of period	$656	$547
Additions	-	-
Accretion	(161)	(304)
Reclassification from nonaccretable difference	131	423
Disposals	-	-
Balance at end of period	$626	$666

During the three- and six-month periods ended December 31, 2016 and 2015, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2016	June 30, 2016
Non-interest bearing accounts	$136,024	$131,997
NOW accounts	436,175	396,104
Money market deposit accounts	88,208	78,155
Savings accounts	116,514	115,714
Certificates	434,895	398,723
Total Deposit Accounts	$1,211,816	$1,120,693

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

(dollars in thousands except per share data)
Net income	$4,176	$4,209	$7,885	$7,844
Dividend on preferred stock	-	35	-	85
Net income available to common shareholders	$4,176	$4,174	$7,885	$7,759

Average Common shares – outstanding basic	7,440,620	7,425,351	7,438,767	7,423,853
Stock options under treasury stock method	26,388	34,833	25,195	32,804
Average Common shares – outstanding diluted	7,467,008	7,460,184	7,463,962	7,456,657

Basic earnings per common share	$0.56	$0.56	$1.06	$1.05
Diluted earnings per common share	$0.56	$0.56	$1.06	$1.04

At December 31, 2016 and 2015, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended		For the six-month periods ended
(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Income taxes
Current	$386	$1,921	$2,859	$4,125
Deferred	1,349	(101)	234	(640)
Total income tax provision	$1,735	$1,820	$3,093	$3,485

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	December 31, 2016	June 30, 2016
Deferred tax assets:
Provision for losses on loans	$5,019	$4,760
Accrued compensation and benefits	717	885
Other-than-temporary impairment on available for sale securities	131	139
NOL carry forwards acquired	557	631
Minimum Tax Credit	130	130
Unrealized loss on other real estate	118	183
Unrealized loss on available for sale securities	373	-
Other	-	-
Total deferred tax assets	7,044	6,728

Deferred tax liabilities:
Purchase accounting adjustments	1,060	1,132
Depreciation	1,958	1,781
FHLB stock dividends	184	194
Prepaid expenses	199	177
Unrealized gain on available for sale securities	-	977
Other	142	82
Total deferred tax liabilities	3,543	4,343

Net deferred tax (liability) asset	$3,501	$2,385

As of December 31 and June 30, 2016, the Company had approximately $1.8 and $3.9 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended		For the six-month periods ended
(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Tax at statutory rate	$2,069	$2,109	$3,842	$3,965
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(129)	(145)	(261)	(279)
State tax, net of Federal benefit	60	163	108	317
Cash surrender value of Bank-owned life insurance	(74)	(163)	(147)	(208)
Tax credit benefits	(93)	(63)	(187)	(125)
Other, net	(98)	(81)	(262)	(185)
Actual provision	$1,735	$1,820	$3,093	$3,485

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary were accrued for the plan year ended June 30, 2016, based on the financial performance for fiscal 2015.  During the three- and six-month periods ended December 31, 2016, retirement plan expenses recognized for the Plan totaled approximately $205,000 and $448,000, respectively, as compared to $207,000 and $421,000, respectively, for the same period of the prior fiscal year.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At December 31, 2016, the current rate was 3.74%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at December 31, 2016, and $2.6 million at June 30, 2016.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.0 million at December 31, 2016, and $5.0 million at June 30, 2016.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31,  and June 30, 2016:

	Fair Value Measurements at December 31, 2016, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,456	$-	$6,456	$-
State and political subdivisions	46,202	-	46,202	-
Other securities	6,044	-	6,044	-
Mortgage-backed GSE residential	73,414	-	73,414	-

	Fair Value Measurements at June 30, 2016, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,517	$-	$6,517	$-
State and political subdivisions	46,185	-	46,185	-
Other securities	5,291	-	5,291	-
Mortgage-backed GSE residential	71,231	-	71,231	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2016.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. During the six-months ended December 31, 2015, the third party vendor began providing valuations for this pooled trust preferred security again, so it was reclassified from Level 3 back to Level 2.  The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-and six-month periods ended December 31, 2016 and 2015:

For the three months ended
(dollars in thousands)	December 31, 2016	December 31, 2015
Available-for-sale securities, beginning of period	$-	$-
Total unrealized gain (loss) included in comprehensive income	-	-
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$-	$-

	For the six months ended
(dollars in thousands)	December 31, 2016	December 31, 2015

Available-for-sale securities, beginning of period	$-	$226
Total unrealized gain (loss) included in comprehensive income	-	26
Transfer from Level 3 to Level 2	-	(252)
Available-for-sale securities, end of period	$-	$-

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2016:

Fair Value Measurements at December 31, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 3,349	$ -	$ -	$ 3,349

Fair Value Measurements at June 30, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 3,366	$ -	$ -	$ 3,366

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2016 and 2015:

	For the six months ended
(dollars in thousands)	December 31, 2016	December 31, 2015
Foreclosed and repossessed assets held for sale	$(167)	$(176)
Total losses on assets measured on a non-recurring basis	$(167)	$(176)

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

(dollars in thousands)	Fair value at December 31, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,349	Third party appraisal	Marketability discount	0.0% - 76.0%	33.4%

(dollars in thousands)	Fair value at June 30, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,366	Third party appraisal	Marketability discount	0.0% - 76.0%	35.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2016.

	December 31, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,367	$30,367	$-	$-
Interest-bearing time deposits	498	-	498	-
Stock in FHLB	5,906	-	5,906	-
Stock in Federal Reserve Bank of St. Louis	2,350	-	2,350	-
Loans receivable, net	1,209,836	-	-	1,213,884
Accrued interest receivable	6,791	-	6,791	-
Financial liabilities
Deposits	1,211,816	776,973	-	434,280
Securities sold under agreements to repurchase	22,542	-	22,542	-
Advances from FHLB	107,502	83,700	24,268	-
Accrued interest payable	763	-	763	-
Subordinated debt	14,800	-	-	10,473
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$22,554	$22,554	$-	$-
Interest-bearing time deposits	723	-	723	-
Stock in FHLB	6,009	-	6,009	-
Stock in Federal Reserve Bank of St. Louis	2,343	-	2,343	-
Loans receivable, net	1,135,453	-	-	1,136,723
Accrued interest receivable	5,512	-	5,512	-
Financial liabilities
Deposits	1,120,693	721,973	-	398,505
Securities sold under agreements to repurchase	27,085	-	27,085	-
Advances from FHLB	110,216	69,750	41,442	-
Accrued interest payable	720	-	720	-
Subordinated debt	14,753	-	-	11,992
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 12: Business Combinations

On January 11, 2017, the Company announced the signing of an agreement and plan of merger whereby Tammcorp, Inc. (Tammcorp) will be acquired by the Company in a stock and cash transaction valued at approximately $23.4 million, (representing 140% of Tammcorp's anticipated capital, as adjusted, at closing). Tammcorp is the 91% owner of Capaha Bank (Capaha). In connection with the acquisition, the minority shareholders of Capaha will be given the opportunity to exchange their shares of Capaha for shares of Tammcorp and to receive the merger consideration payable under the terms of the merger agreement. At September 30, 2016, Tammcorp held consolidated assets of $193.8 million, loans, net, of $157.0 million, and deposits of $165.4 million. The transaction is expected to close in the second quarter of calendar year 2017, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals, and consummation of the exchange transaction involving the minority shareholders of Capaha. The acquired financial institution is expected to be merged with and into Southern Bank simultaneously with the acquisition of Tammcorp in the second quarter of calendar year 2017.  Through December 31, 2016, the Company incurred $100,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company's consolidated statement of income for the period ended December 31, 2016.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2016, the Bank operated from its headquarters, 32 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 30 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at December 31, 2016, and results of operations for the three- and six-month periods ended December 31, 2016 and 2015.

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

•
expected cost savings, synergies and other benefits from our merger and acquisition activities, including our recently announced and completed acquisitions, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

During the first six months of fiscal 2017, we grew our balance sheet by $88.4 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $74.4 million. Available-for-sale investments increased $2.9 million, and cash equivalents and time deposits increased a combined $7.6 million. Deposits increased $91.1 million, including $38.2 million in brokered certificates of deposit, $10.0 million in brokered nonmaturity deposits, and $17.4 million in public unit deposits. Securities sold under agreements to repurchase decreased $4.5 million, and advances from the Federal Home Loan Bank (FHLB) decreased $2.7 million, as the Company prepaid some term advances during the first quarter and utilized additional overnight borrowings.

Equity increased $4.4 million, primarily as a result of retention of net income, partially offset by a decrease in accumulated other comprehensive income (loss), as the market value of the investment portfolio declined due to the rise in market interest rates.

Net income for the first six months of fiscal 2017 was $7.9 million, an increase of $41,000, or 0.5% as compared to the same period of the prior fiscal year. The current period included no dividends on preferred stock, while the same period of the prior fiscal year included preferred dividends of $85,000, resulting in net earnings available to common shareholders of $7.9 million in the current fiscal year period, an increase of $126,000, or 1.6%, as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of increases in net interest income and noninterest income, and a decrease in provision for income taxes, partially offset by increases in noninterest expense and provision for loan losses. Diluted net income available to common shareholders was $1.06 per share for the first six months of fiscal 2017, as compared to $1.05 per share for the same period of the prior fiscal year. For the first six months of fiscal 2017, net interest income increased $1.5 million, or 6.5%; noninterest income increased $283,000, or 5.7%; provision for income taxes decreased $392,000, or 11.2%; noninterest expense increased $1.7 million, or 10.6%; and provision for loan losses increased $467,000, or 41.9%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first six months of fiscal 2017 began at quite low yields, but generally trended higher during the first quarter, then moved notably higher following the November United States Presidential election. The yield on two-year treasuries moved up from 0.58% to 1.20%; the yield on five-year treasuries moved up from 1.01% to 1.93%; the yield on ten-year treasuries moved up from 1.49% to 2.45%; and the yield on 30-year treasuries moved up from 2.30% to 3.06%. As compared to the first six months of the prior fiscal year, our average yield on earning assets decreased by twelve basis points, as we originated and renewed loans at the relatively low market rates available for much of the period, combined with a decrease in accretion of the fair value discount resulting from the Company's 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the "Peoples Acquisition"), partially offset by a shift in the earning asset mix towards higher-yielding investment types (see "Results of Operations: Comparison of the three- and six-month periods ended December 31, 2016 and 2015 – Net Interest Income"). The Company considered the increase in market interest rates to be favorable. The Federal Reserve's Open Market Committee (FOMC) increased overnight rates by 25 basis points at the December 2016 meeting, after increasing rates for the first time since the 2008 financial crisis a year earlier in December 2015. The market consensus has moved toward the FOMC's projections of multiple rate hikes in 2017.

Our net interest margin decreased twelve basis points when comparing the first six months of fiscal 2017 to the same period of the prior fiscal year. The deterioration was attributable primarily to lower loan yields, combined with a decrease in accretion of the fair value discount recorded on the Peoples Acquisition, partially offset by a shift in the earning asset mix, as we held an increased percentage of our earning assets in loans, versus securities and cash equivalents. Funding costs declined slightly on prepayment of some higher cost FHLB advances late in the first quarter of the fiscal year. Net interest income resulting from the accretion of the Peoples Acquisition discount (and a smaller premium on acquired time deposits) in the first six months of fiscal 2017 decreased to $868,000, as compared to $969,000 in the first six months of fiscal 2016. In the current period, this component of net interest income contributed 13 basis points to the net interest margin, a decrease from a contribution of 16 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the increases noted in the three-month periods ended September 30, 2016; June 30, 2016; and December 31, 2015, were the result of inclusion in those quarters' results of principal payments received on purchased credit-impaired loans which exceeded the carrying value of such loans.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, increases in the cash value of bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2016, noninterest income increased $283,000, or 5.7%, as compared to the same period of the prior fiscal year, attributable primarily to gains realized on the sale into the secondary market of residential loans originated for that purpose, other loan fees, bank card interchange income, and deposit account charges and related fees, partially offset by a decrease in earnings on bank-owned life insurance and other noninterest income, both of which declined due to the inclusion in the prior period's results of nonrecurring benefits. Noninterest expense for the six-month period ended December 31, 2016, increased $1.7 million, or 10.6%, as compared to the same period of the prior fiscal year. The increase was attributable in part to $335,000 in prepayment penalties incurred during the first quarter of fiscal 2017 due to early repayment of $16.5 million in term FHLB advances. Other items contributing to the increase included occupancy expenses, compensation and benefits, and legal and professional fees, partially offset by a reduction in charges to amortize core deposit and other intangibles.

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

Comparison of Financial Condition at December 31 and June 30, 2016

The Company experienced balance sheet growth in the first six months of fiscal 2017, with total assets of $1.5 billion at December 31, 2016, reflecting an increase of $88.4 million, or 6.3%, as compared to June 30, 2016. Balance sheet growth was funded primarily through deposit growth.

Available-for-sale (AFS) securities were $132.1 million at December 31, 2016, an increase of $2.9 million, or 2.2%, as compared to June 30, 2016. The increase was attributable to investments in mortgage-backed securities. Cash equivalents and time deposits were $30.9 million, an increase of $7.6 million, or 32.6%, as compared to June 30, 2016.

Loans, net of the allowance for loan losses, were $1.2 billion at December 31, 2016, an increase of $74.4 million, or 6.6%, as compared to June 30, 2016. The increase was primarily attributable to growth in commercial real estate and residential real estate loan balances, partially offset by a decline in drawn construction loan balances. The increase in commercial real estate loans was attributable to growth in loans secured by nonresidential properties, the increase in residential loan balances was attributable to multifamily real estate loan originations, and the decline in construction loan balances was primarily attributable to construction loan balances which were retained and moved to permanent financing.

Deposits were $1.2 billion at December 31, 2016, an increase of $91.1 million, or 8.1%, as compared to December 31, 2016. The increase was primarily attributable to growth in interest bearing transaction accounts, certificates of deposit, and money market deposit accounts. The Company originated $38.2 million in brokered certificates of deposit and $10.0 million in brokered money market deposits, accounting for much of the growth since June 30, 2016, while public unit deposit accounts increased $17.4 million over the same period. The average loan-to-deposit ratio for the first six months of fiscal 2017 was 103.7%, as compared to 100.0% for the same period of the prior fiscal year.

FHLB advances were $107.5 million at December 31, 2016, a decrease of $2.7 million, or 2.5%, as compared to June 30, 2016, as the Company prepaid $16.5 million in term advances during the first quarter of fiscal 2017, partially offset by an increase in overnight funding, from $69.8 million at June 30, 2016, to $83.7 million at December 31, 2016. The decrease in total FHLB advances was attributable to the increase in deposit balances, including brokered funding and public unit deposits, some of which is seasonal, partially offset by strong loan demand in the first half of fiscal 2017, some of which is also seasonal. Securities sold under agreements to repurchase totaled $22.5 million at December 31, 2016, a decrease of $4.5 million, or 16.8%, as compared to June 30, 2016. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $130.4 million at December 31, 2016, an increase of $4.4 million, or 3.5%, as compared to June 30, 2016. The increase was attributable primarily to the retention of net income, partially offset by a decrease in accumulated other comprehensive income and payment of dividends on common stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2016 and 2015

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2016 and 2015. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2016			December 31, 2015
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$974,321	$11,288	4.63	$856,442	$10,566	4.93
Other loans (1)	242,286	2,941	4.86	224,084	2,796	4.99
Total net loans	1,216,607	14,229	4.68	1,080,526	13,362	4.95
Mortgage-backed securities	70,775	350	1.98	66,030	368	2.23
Investment securities (2)	68,408	500	2.92	69,014	496	2.87
Other interest earning assets	1,599	4	1.00	10,352	9	0.35
Total interest earning assets (1)	1,357,389	15,083	4.44	1,225,922	14,235	4.64
Other noninterest earning assets (3)	123,287	-		96,411	-
Total assets	$1,480,676	$15,083		$1,322,333	$14,235

Interest bearing liabilities:
Savings accounts	$116,859	93	0.32	$122,427	98	0.32
NOW accounts	410,746	754	0.73	362,918	669	0.74
Money market deposit accounts	80,043	54	0.27	77,224	56	0.29
Certificates of deposit	435,894	1,142	1.05	400,940	1,024	1.02
Total interest bearing deposits	1,043,542	2,043	0.78	963,509	1,847	0.77
Borrowings:
Securities sold under agreements to repurchase	24,323	25	0.41	24,861	29	0.47
FHLB advances	124,834	282	0.90	70,108	320	1.83
Subordinated debt	14,789	160	4.33	14,694	139	3.78
Total interest bearing liabilities	1,207,488	2,510	0.83	1,073,172	2,335	0.87
Noninterest bearing demand deposits	137,468	-		125,759	-
Other noninterest bearing liabilities	5,873	-		755	-
Total liabilities	1,350,829	2,510		1,199,686	2,335
Stockholders' equity	129,847	-		122,647	-
Total liabilities and stockholders' equity	$1,480,676	$2,510		$1,322,333	$2,335

Net interest income		$12,573			$11,900

Interest rate spread (4)			3.61%			3.77%
Net interest margin (5)			3.71%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.41%			114.23%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $46.5 million and $30.4 million, respectively, for the three-month period ended December 31, 2016, as compared to $41.8 million and $19.7 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2016			December 31, 2015
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$952,406	$22,537	4.73	$845,110	$20,773	4.92
Other loans (1)	244,931	5,942	4.85	227,078	5,687	5.01
Total net loans	1,197,337	28,479	4.76	1,072,188	26,460	4.94
Mortgage-backed securities	69,398	695	2.00	66,939	738	2.20
Investment securities (2)	67,788	1,006	2.97	68,436	992	2.90
Other interest earning assets	4,665	8	0.35	9,920	17	0.34
Total interest earning assets (1)	1,339,188	30,188	4.51	1,217,483	28,207	4.63
Other noninterest earning assets (3)	119,281	-		93,924	-
Total assets	$1,458,469	$30,188		$1,311,407	$28,207

Interest bearing liabilities:
Savings accounts	$116,922	185	0.32	$126,409	203	0.32
NOW accounts	403,614	1,475	0.73	351,699	1,319	0.75
Money market deposit accounts	79,375	115	0.29	72,823	101	0.28
Certificates of deposit	419,119	2,200	1.05	398,369	2,010	1.01
Total interest bearing deposits	1,019,030	3,975	0.78	949,300	3,633	0.77
Borrowings:
Securities sold under agreements to repurchase	25,523	52	0.41	25,373	58	0.46
FHLB advances	128,471	700	1.09	69,475	637	1.83
Subordinated debt	14,776	312	4.23	14,682	274	3.73
Total interest bearing liabilities	1,187,800	5,039	0.85	1,058,830	4,602	0.87
Noninterest bearing demand deposits	135,535	-		123,021	-
Other noninterest bearing liabilities	6,477	-		1,106	-
Total liabilities	1,329,812	5,039		1,182,957	4,602
Stockholders' equity	128,657	-		128,450	-
Total liabilities and stockholders' equity	$1,458,469	$5,039		$1,311,407	$4,602

Net interest income		$25,149			$23,605

Interest rate spread (4)			3.66%			3.76%
Net interest margin (5)			3.76%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.75%			114.98%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $46.6 million and $30.3 million, respectively, for the six-month period ended December 31, 2016, as compared to $40.2 million and $19.7 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three- and six-month periods ended December 31 2016, compared to the three and six-month periods ended December 31, 2015. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2016
	Compared to three-month period ended December 31, 2015
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(714)	$1,681	$(100)	$867
Mortgage-backed securities	(42)	26	(2)	(18)
Investment securities (2)	10	(4)	(2)	4
Other interest-earning deposits	14	(8)	(11)	(5)
Total net change in income on
interest-earning assets	(732)	1,695	(115)	848

Interest-bearing liabilities:
Deposits	18	175	3	196
Securities sold under
agreements to repurchase	(3)	(1)	-	(4)
Subordinated debt	20	1	-	21
FHLB advances	(161)	249	(126)	(38)
Total net change in expense on
interest-bearing liabilities	(126)	424	(123)	175
Net change in net interest income	$(606)	$1,271	$8	$673

	Six-month period ended December 31, 2016
	Compared to six-month period period ended December 31, 2015
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
(dollars in thousands)
Interest-earnings assets:
Loans receivable (1)	$(976)	$3,092	$(97)	$2,019
Mortgage-backed securities	(66)	27	(4)	(43)
Investment securities (2)	23	(9)	-	14
Other interest-earning deposits	-	(9)	-	(9)
Total net change in income on
interest-earning assets	(1,019)	3,101	(101)	1,981

Interest-bearing liabilities:
Deposits	(41)	307	76	342
Securities sold under
agreements to repurchase	(5)	-	(1)	(6)
Subordinated debt	36	2	-	38
FHLB advances	(257)	540	(220)	63
Total net change in expense on
interest-bearing liabilities	(267)	849	(145)	437
Net change in net interest income	$(752)	$2,252	$44	$1,544

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and six-month periods ended December 31, 2016 and 2015

General. Net income for the three-month period ended December 31, 2016, was $4.2 million, a decrease of $33,000, or 0.8%, as compared to the same period of the prior fiscal year. For the six-month period ended December 31, 2016, net income was $7.9 million, an increase of $41,000, or 0.5%, as compared to the same period of the prior fiscal year. The decrease for the three-month period was attributable to increased noninterest expense and provision for loan losses, and lower noninterest income, partially offset by an increase in net interest income and a reduction in provision for income taxes. The increase for the six-month period was attributable to higher net interest income and noninterest income, and a reduction in provision for income taxes, partially offset by higher noninterest expense and provision for loan losses.

For the three-month period ended December 31, 2016, both basic and fully-diluted net income per share available to common shareholders were $0.56, both unchanged as compared to the same period of the prior fiscal year. For the six-month period ended December 31, 2016, both basic and fully-diluted net income per share were $1.06, increases of $0.01 and $0.02, or 1.0% and 1.9%, respectively, as compared to basic and fully-diluted earnings per share of $1.05 and $1.04, respectively, in the same period of the prior fiscal year. Our annualized return on average assets for the three- and six-month periods ended December 31, 2016, was 1.13% and 1.08%, respectively, as compared to 1.27% and 1.20%, respectively, for the same periods of the prior fiscal year. Accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition increased return on average assets by five and eight basis points, respectively, net of tax, in the current three- and six-month periods, as compared to ten and nine basis points, respectively, in the same periods of the prior fiscal year. Our return on average common stockholders' equity for the three- and six-month periods ended December 31, 2016, was 12.9% and 12.3%, respectively, as compared to 14.0% and 13.3%, respectively, in the same periods of the prior fiscal year.

Net Interest Income. Net interest income for the three- and six-month periods ended December 31, 2016, was $12.6 million and $25.1 million, increases of $673,000, or 5.7%, and $1.5 million, or 6.5%, as compared to the same periods of the prior fiscal year. The increases were attributable to 10.7% and 10.0% increases, respectively, in the average balance of interest-earning assets for the current three- and six-month periods, as compared to the same periods of the prior fiscal year, partially offset by decreases in net interest margin to 3.71% and 3.76%, respectively, in the current three- and six-month periods, as compared to 3.88% for both the three- and six-month periods of the prior fiscal year. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Accretion of fair value discount on acquired loans and amortization of fair value premiums on assumed time deposits related to the Peoples Acquisition was $267,000 and $868,000, respectively, for the three- and six-month periods ended December 31, 2016, as compared to $557,000 and $969,000, respectively, in the same periods of the prior fiscal year. This component of net interest income contributed eight and thirteen basis points, respectively, to net interest margin in the three- and six-month periods ended December 31, 2016, as compared to contributions of eighteen and sixteen basis points, respectively, for the same periods of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the increases noted in the three-month periods ended September 30, 2016; June 30, 2016; and December 31, 2015, were due to the inclusion in those periods' results of principal payments received on purchased credit-impaired loans which exceeded the carrying value of such loans.

Interest Income. Total interest income for the three- and six-month periods ended December 31, 2016, was $15.1 million and $30.2 million, respectively, increases of $848,000, or 6.0%, and $2.0 million, or 7.0%, respectively, as compared to the same periods of the prior fiscal year. The increases were attributable to the increases of 10.7% and 10.0%, respectively, in the average balance of interest-earning assets for the three- and six-month periods ended December 31, 2016, partially offset by declines of 20 and 12 basis points, respectively, in the average yield earned on interest-earning assets, as compared to the same periods of the prior fiscal year. Increased average balances were attributable to growth in the loan portfolio, while the decline in the average yield on interest-earning assets was attributable to the continued low rate environment, partially offset by a shift in the earning asset mix toward loans and away from cash equivalents and securities.

Interest Expense. Total interest expense for the three- and six-month periods ended December 31, 2016, was $2.5 million and $5.0 million, respectively, increases of $175,000, or 7.5%, and $437,000, or 9.5%, as compared to the same periods of the prior fiscal year. The increases were attributable to increases of 12.5% and 12.2%, respectively, in the average balance of interest-bearing liabilities for the three- and six-month periods ended December 31, 2016, partially offset by declines of four and two basis points, respectively, in the average cost of interest-bearing liabilities, as compared to the same periods of the prior fiscal year. Increased average balances were attributable to higher average interest-bearing deposit balances (primarily, higher average balances in transaction accounts, certificates of deposit, and money market deposit accounts, partially offset by lower average balances in statement and passbook savings accounts) and higher average FHLB borrowings. The cost of funds was lower primarily as a result of a decrease in the average cost of FHLB borrowings, due in part to the prepayment in the first quarter of fiscal 2017 of relatively high-cost term advances.

Provision for Loan Losses. The provision for loan losses for the three- and six-month periods ended December 31, 2016, was $656,000 and $1.6 million, respectively, increases of $160,000 and $467,000, respectively, as compared to the same periods of the prior fiscal year. Increased provisioning was attributed primarily to increased balances within the loan portfolio and an increase in nonperforming loans. As a percentage of average loans outstanding, provision for loan losses in the current three- and six-month periods represented a charge of .22% and .26%, respectively (annualized), while the Company recorded net charge offs during those periods of .04% and .06%, respectively (annualized). During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of .18% and .21%, respectively (annualized), while the Company recorded net charge offs of .05% and .04%, respectively (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three- and six-month periods ended December 31, 2016, was $2.7 million and $5.3 million, respectively. Results for the three-month period represent a decrease of $91,000, or 3.3%, as compared to the same period of the prior fiscal year, attributable to nonrecurring items included in the results for the three-month period ended December 31, 2015, of $323,000 related to bank-owned life insurance and $301,000 related to the Company's ownership of stock in the Ozark Trust and Investment Corporation, which was acquired by Simmons First National Corporation during that period. The bank-owned life insurance benefit was not subject to income tax. Other than these categories, the Company saw increases in most noninterest income items, including: loan fees; gains realized on the sale of residential loans originated for that purpose; bank card interchange income; deposit account service charges; and recurring increases in the cash value of bank-owned life insurance. Results for the six-month period represent an increase of $283,000, or 5.7%, as compared to the same period of the prior fiscal year, attributable to: gains realized on the sale of residential loans originated for that purpose; loan fees; bank card interchange income; deposit account service charges; and recurring increases in the cash value of bank-owned life insurance, partially offset by inclusion in the prior period's results of the same nonrecurring items noted above.

Noninterest Expense. Noninterest expense for the three- and six-month periods ended December 31, 2016, was $8.7 million and $17.9 million, increases of $540,000, or 6.6%, and $1.7 million, or 10.6%, as compared to the same periods of the prior fiscal year. The increase for the three-month period was attributable to higher occupancy expenses, legal and professional expenses, and compensation expenses, partially offset by a reduction in charges to amortize core deposit and other intangibles, deposit insurance premiums, and other expenses. For the six-month period, the increase was attributable in part to $335,000 in prepayment penalties incurred due to early repayment of $16.5 million in term FHLB advances. Additionally, the six-month period's increase was attributable to higher occupancy expense, compensation expenses, legal and professional expenses, and bank card network expense. The efficiency ratio for the three- and six-month periods ended December 31, 2016, was 57.0% and 58.7%, respectively, as compared to 55.6% and 56.5%, respectively, in the same periods of the prior fiscal year.

Income Taxes. Provision for income taxes for the three- and six-month periods ended December 31, 2016, was $1.7 million and $3.1 million, respectively, decreases of $85,000, or 4.7%, and $392,000, or 11.2%, respectively, as compared to the same periods of the prior fiscal year. The decreases were attributable to decreases in the effective tax rate, to 29.4% and 28.2%, respectively, in the current three- and six-month periods, as compared to 30.2% and 30.8%, respectively in the same periods of the prior fiscal year, combined with decreases in pre-tax income. The lower effective tax rate was attributed primarily to formation by the Company's bank subsidiary of a Real Estate Investment Trust (REIT) to hold certain qualified assets in order to minimize state tax liability.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and six-month periods ended December 31, 2016 and 2015:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2016	2015	2016	2015

Balance, beginning of period	$14,456	$12,812	$13,791	$12,298
Loans charged off:
Residential real estate	-	(26)	(97)	(90)
Construction	(31)	-	(31)	-
Commercial business	(101)	(88)	(270)	(100)
Commercial real estate	-	(56)	-	(77)
Consumer	(35)	(25)	(39)	(35)
Gross charged off loans	(167)	(195)	(437)	(302)
Recoveries of loans previously charged off:
Residential real estate	3	2	6	3
Construction	1	-	1	-
Commercial business	27	9	29	10
Commercial real estate	16	46	16	46
Consumer	-	2	5	3
Gross recoveries of charged off loans	47	59	57	62
Net (charge offs) recoveries	(120)	(136)	(380)	(240)
Provision charged to expense	656	496	1,581	1,114
Balance, end of period	$14,992	$13,172	$14,992	$13,172

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.2 million to $15.0 million at December 31, 2016, from $13.8 million at June 30, 2016. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at December 31, 2016.

At December 31, 2016, the Company had loans of $10.6 million, or 0.86% of total  loans, adversely classified ($10.6 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $11.0 million, or 0.96% of total loans, adversely classified ($11.0 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2016, and $12.6 million, or 1.15% of total loans, adversely classified ($12.6 million classified "substandard"; none classified "doubtful" or "loss") at December 31, 2015. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.2 million at December 31, 2016. As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $5.3 million at June 30, 2016, to $6.6 million at December 31, 2016.

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

The following table sets forth the Company's historical net charge offs as of December 31 and June 30, 2016:

	December 31, 2016	June 30, 2016
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.05%	0.04%
Construction	0.00%	0.00%
Commercial	0.01%	0.01%
Consumer loans	0.23%	0.25%
Commercial loans	0.15%	0.14%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At December 31, 2016, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:
Portfolio segment	Qualitative factor applied at interim period ended December 31, 2016	Qualitative factor applied at fiscal year ended June 30, 2016
Real estate loans:
Residential	0.76%	0.75%
Construction	1.71%	1.85%
Commercial	1.33%	1.32%
Consumer loans	1.38%	1.40%
Commercial loans	1.36%	1.35%

At December 31, 2016, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $13.4 million, as compared to $12.3 million at June 30, 2016, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were stable to slightly improving, based on national, regional and local economic conditions, as well as experience, ability and depth of lending management and staff.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	December 31, 2016	June 30, 2016	December 31, 2015
Nonaccruing loans:
Residential real estate	$2,453	$2,676	$1,921
Construction	36	388	-
Commercial real estate	2,547	1,797	1,602
Consumer	123	160	242
Commercial business	413	603	38
Total	5,572	5,624	3,803

Loans 90 days past due accruing interest:
Residential real estate	-	-	28
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	3	7	-
Commercial business	82	31	51
Total	85	38	79

Total nonperforming loans	5,657	5,662	3,882

Foreclosed assets held for sale:
Real estate owned	3,310	3,305	3,617
Other nonperforming assets	39	61	118
Total nonperforming assets	$9,006	$9,028	$7,617

At December 31, 2016, troubled debt restructurings (TDRs) totaled $10.4 million, of which $2.7 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $7.7 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2016, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2016, TDRs totaled $8.4 million, of which $2.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.1 million in TDRs at June 30, 2016, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2016, nonperforming assets totaled $9.0 million, as compared to $9.0 million at June 30, 2016, and $7.6 million at December 31, 2015. While nonperforming assets were relatively unchanged from fiscal year end, the increase from the same period of the prior fiscal year was attributable primarily to an increase in nonaccrual loans, partially offset by decreases in real estate owned and other nonperforming assets.

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

At December 31, 2016, the Company had outstanding commitments and approvals to extend credit of approximately $143.7 million (including $97.7 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At December 31, 2016, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $292.1 million, of which $107.2 million had been advanced. The Bank has the ability to pledge several of their other loan portfolios, including, for example, their commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $513.1 million, subject to available collateral. Also, at December 31, 2016, the Bank had pledged a total of $166.6 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $111.6 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of December 31 and June 30, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2016, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$156,399	12.11%	$103,303	8.00%	n/a	n/a
Southern Bank	150,894	11.72%	102,977	8.00%	128,721	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	140,743	10.90%	77,477	6.00%	n/a	n/a
Southern Bank	135,238	10.51%	77,232	6.00%	102,977	8.00%
Tier I Capital (to Average Assets)
Consolidated	140,743	9.54%	59,025	4.00%	n/a	n/a
Southern Bank	135,238	9.18%	58,916	4.00%	73,645	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	126,553	9.80%	58,108	4.50%	n/a	n/a
Southern Bank	135,238	10.51%	57,924	4.50%	83,669	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$148,597	11.95%	$99,441	8.00%	n/a	n/a
Southern Bank	142,983	11.50%	99,463	8.00%	124,328	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	134,061	10.79%	74,581	6.00%	n/a	n/a
Southern Bank	128,447	10.33%	74,597	6.00%	99,463	8.00%
Tier I Capital (to Average Assets)
Consolidated	134,061	9.75%	55,010	4.00%	n/a	n/a
Southern Bank	128,447	9.37%	54,827	4.00%	68,534	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	119,715	9.63%	55,936	4.50%	n/a	n/a
Southern Bank	128,447	10.33%	55,948	4.50%	80,813	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2017, fixed rate 1- to 4-family residential loan production totaled $32.6 million, as compared to $24.9 million during the same period of the prior fiscal year. At December 31, 2016, the fixed rate residential loan portfolio was $141.2 million with a weighted average maturity of 111 months, as compared to $138.7 million at December 31, 2015, with a weighted average maturity of 119 months. The Company originated $14.0 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2016, as compared to $14.4 million during the same period of the prior fiscal year. At December 31, 2016, fixed rate loans with remaining maturities in excess of 10 years totaled $36.7 million, or 3.0% of net loans receivable, as compared to $37.9 million, or 3.5% of net loans receivable at December 31, 2015. The Company originated $132.0 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2016, as compared to $83.0 million during the same period of the prior fiscal year.  The Company also originated $53.4 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2016, as compared to $22.9 million during the same period of the prior fiscal year. At December 31, 2016, adjustable-rate home equity lines of credit increased to $26.1 million, as compared to $24.1 million at December 31, 2015. At December 31, 2016, the Company's investment portfolio had an expected weighted-average life of 3.7 years, compared to 3.8 years at December 31, 2015. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2016, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2016
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$107,986	$(29,879)	-22%	7.38%	-1.84%
+200 bp	118,348	(19,517)	-14%	8.03%	-1.19%
+100 bp	128,293	(9,573)	-7%	8.64%	-0.58%
0 bp	137,865	-	-	9.22%	0.00%
-100 bp	151,395	13,530	10%	10.03%	0.82%
-200 bp	163,608	25,743	19%	10.75%	1.53%
-300 bp	175,290	37,424	27%	11.42%	2.20%

June 30, 2016
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$112,689	$(15,234)	-12%	8.14%	-0.95%
+200 bp	118,137	(9,785)	-8%	8.49%	-0.61%
+100 bp	122,921	(5,001)	-4%	8.79%	-0.31%
0 bp	127,922	-	-	9.10%	0.00%
-100 bp	135,662	7,740	6%	9.58%	0.48%
-200 bp	142,772	14,850	12%	10.03%	0.93%
-300 bp	149,773	21,850	17%	10.46%	1.36%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2016, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2016 thru 10/31/2016	-	-	-	-
11/1/2016 thru 11/30/2016	-	-	-	-
12/1/2016 thru 12/31/2016	-	-	-	-
Total	-	-	-	-

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
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 9, 2017	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2017	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)