Form 10-Q
period 2017-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2017-05-10
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /	Accelerated filer /X/
Non-accelerated filer / /	(Do not check if a smaller reporting company)
Smaller reporting company / /	Emerging growth company / /

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2017
Common Stock, Par Value $.01	7,450,041 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

INDEX

PART I.	Financial Information	PAG E NO.

Item 1.	Condensed Consolidated Financial Statements

	- Condensed Consolidated Balance Sheets	3

	- Condensed Consolidated Statements of Income	4

	- Condensed Consolidated Statements of Comprehensive Income	5

	- Condensed Consolidated Statements of Cash Flows	6

	- Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1a.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	- Signature Page	52

	- Certifications	53

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND JUNE 30, 2016

	March 31, 2017	June 30, 2016
(dollars in thousands)	(unaudited)
Cash and cash equivalents	$21,010	$22,554
Interest-bearing time deposits	498	723
Available for sale securities	134,048	129,224
Stock in FHLB of Des Moines	3,863	6,009
Stock in Federal Reserve Bank of St. Louis	2,357	2,343
Loans receivable, net of allowance for loan losses of $15,190 and $13,791 at March 31, 2017 and June 30, 2016, respectively	1,225,930	1,135,453
Accrued interest receivable	5,266	5,512
Premises and equipment, net	46,624	46,943
Bank owned life insurance – cash surrender value	30,147	30,071
Goodwill	4,556	4,556
Other intangible assets, net	2,731	3,295
Prepaid expenses and other assets	18,954	17,227
Total assets	$1,495,984	$1,403,910

Liabilities and Stockholders' Equity
Deposits	$1,272,500	$1,120,693
Securities sold under agreements to repurchase	17,900	27,085
Advances from FHLB of Des Moines	51,619	110,216
Accounts payable and other liabilities	4,362	4,477
Accrued interest payable	794	720
Subordinated debt	14,824	14,753
Total liabilities	1,361,999	1,277,944

Common stock, $.01 par value; 12,000,000 and 10,000,000 shares authorized, respectively, 7,450,041 and 7,437,616 shares issued, respectively, at March 31, 2017 and June 30, 2016	75	74
Additional paid-in capital	34,736	34,432
Retained earnings	99,401	89,798
Accumulated other comprehensive income (loss)	(227)	1,662
Total stockholders' equity	133,985	125,966

Total liabilities and stockholders' equity	$1,495,984	$1,403,910

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$14,067	$12,984	$42,546	$39,444
Investment securities	483	486	1,489	1,478
Mortgage-backed securities	392	367	1,087	1,104
Other interest-earning assets	13	12	21	29
Total interest income	14,955	13,849	45,143	42,055
INTEREST EXPENSE:
Deposits	2,111	1,872	6,086	5,504
Securities sold under agreements to repurchase	25	32	77	90
Advances from FHLB of Des Moines	224	293	924	930
Subordinated debt	163	144	476	419
Total interest expense	2,523	2,341	7,563	6,943
NET INTEREST INCOME	12,432	11,508	37,580	35,112
PROVISION FOR LOAN LOSSES	376	563	1,957	1,677
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,056	10,945	35,623	33,435
NONINTEREST INCOME:
Deposit account charges and related fees	959	888	2,853	2,713
Bank card interchange income	699	628	2,103	1,896
Loan late charges	136	107	321	265
Loan servicing fees	67	32	196	107
Other loan fees	279	189	835	537
Net realized gains on sale of loans	108	112	621	399
Earnings on bank owned life insurance	503	143	924	754
Other income	174	79	346	500
Total noninterest income	2,925	2,178	8,199	7,171
NONINTEREST EXPENSE:
Compensation and benefits	5,086	4,653	14,386	13,410
Occupancy and equipment, net	2,080	1,838	6,101	5,207
Deposit insurance premiums	172	166	493	489
Legal and professional fees	260	162	788	432
Advertising	277	173	759	646
Postage and office supplies	155	158	432	481
Intangible amortization	228	228	684	797
Bank card network expense	271	230	824	713
Other operating expense	1,035	649	2,960	2,235
Total noninterest expense	9,564	8,257	27,427	24,410
INCOME BEFORE INCOME TAXES	5,417	4,866	16,395	16,196
INCOME TAXES	1,463	1,544	4,556	5,030
NET INCOME	$3,954	$3,322	$11,839	$11,166
Less: dividend on preferred shares	-	-	-	85
Net income available to common shareholders	$3,954	$3,322	$11,839	$11,081

Basic earnings per common share	$0.53	$0.45	$1.59	$1.49
Diluted earnings per common share	$0.53	$0.45	$1.59	$1.49
Dividends per common share	$0.10	$0.09	$0.30	$0.27

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

(dollars in thousands)
Net income	$3,954	$3,322	$11,839	$11,166
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	571	545	(3,060)	593
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	81	(53)	61	(61)
Tax benefit (expense)	(241)	(182)	1,110	(197)
Total other comprehensive income (loss)	411	310	(1,889)	335
Comprehensive income	$4,365	$3,632	$9,950	$11,501

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

	Nine months ended March 31,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$11,839	$11,166
Items not requiring (providing) cash:
Depreciation	2,241	1,766
(Gain) loss on disposal of fixed assets	(9)	38
Stock option and stock grant expense	243	145
Amortization of intangible assets	684	797
Amortization of purchase accounting adjustments	(798)	(1,467)
Increase in cash surrender value of bank owned life insurance	(924)	(754)
Gain on sales of foreclosed assets	(36)	(93)
Provision for loan losses	1,957	1,677
Net amortization of premiums and discounts on securities	781	600
Originations of loans held for sale	(24,878)	(15,734)
Proceeds from sales of loans held for sale	25,589	14,731
Gain on sales of loans held for sale	(621)	(399)
Changes in:
Accrued interest receivable	246	433
Prepaid expenses and other assets	1,336	552
Accounts payable and other liabilities	(797)	(944)
Deferred income taxes	241	469
Accrued interest payable	74	(58)
Net cash provided by operating activities	17,168	12,925
Cash flows from investing activities:
Net increase in loans	(92,694)	(41,210)
Net change in interest-bearing deposits	225	972
Proceeds from maturities of available for sale securities	18,235	17,322
Net redemptions of Federal Home Loan Bank stock	2,146	584
Net purchases of Federal Reserve Bank of Saint Louis stock	(14)	(3)
Purchases of available-for-sale securities	(26,839)	(16,532)
Purchases of premises and equipment	(1,925)	(8,749)
Investments in state & federal tax credits	(1,661)	(162)
Proceeds from sale of fixed assets	11	-
Proceeds from sale of foreclosed assets	742	1,725
Proceeds from BOLI claim	848	549
Net cash used in investing activities	(100,926)	(45,504)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	94,952	68,186
Net increase (decrease) in certificates of deposits	56,972	(1,139)
Net increase (decrease) in securities sold under agreements to repurchase	(9,185)	4,243
Proceeds from Federal Home Loan Bank advances	946,455	267,650
Repayments of Federal Home Loan Bank advances	(1,004,805)	(283,550)
Exercise of stock options	61	99
Dividends paid on preferred stock	-	(135)
Dividends paid on common stock	(2,236)	(2,005)
Redemption of preferred stock	-	(20,000)
Net cash provided by financing activities	82,214	33,349
Increase (decrease) in cash and cash equivalents	(1,544)	770
Cash and cash equivalents at beginning of period	22,554	16,775
Cash and cash equivalents at end of period	$21,010	$17,545
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$707	$296
Conversion of foreclosed real estate to loans	95	185
Conversion of loans to repossessed assets	62	168
Cash paid during the period for:
Interest (net of interest credited)	$2,538	$2,317
Income taxes	2,832	3,420

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2017, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2016, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, which has other preferred shareholders in order to meet the requirements to be a REIT.  At March 31, 2017, assets of the REIT were approximately $439 million, and consisted primarily of loan participations acquired from the Bank.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, estimated fair values of purchased loans, other-than-temporary impairments (OTTI), and fair value of financial instruments.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1.0 million and $10.5 million at March 31, 2017 and June 30, 2016, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve Bank of St. Louis and the Federal Home Loan Bank of Des Moines.

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

Goodwill. The Company's goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Intangible Assets.  The Company's intangible assets at March 31, 2017 included gross core deposit intangibles of $5.9 million with $3.5 million of accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $395,000. At June 30, 2016, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $3.0 million accumulated amortization, and gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $275,000.  The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to six years, with amortization expense expected to be approximately $228,000  for the remainder of fiscal 2017, $911,000 in fiscal 2018, $655,000 in fiscal 2019, $500,000 in fiscal 2020, and $42,000 in fiscal 2021.
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

The following paragraphs summarize the impact of new accounting pronouncements:

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).  The Update amends the amortization period for certain callable debt securities held at a premium. The Update requires the premium to be amortized to the earliest call date. For public companies, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company elected to adopt the ASU early, and there was not a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  The objective of the Update is to expand the simplification of the subsequent measurement of goodwill to include public business entities and not-for-profit entities.  The simplification eliminates Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  For public companies that are U.S. Securities and Exchange Commission (SEC) filers, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods, and should be applied on a prospective basis.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.   Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact that this new guidance will have on the Company's consolidated financial statements, and evaluating the data and systems requirements of adoption of the Update.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.  The objective of the Update is to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company does not expect the new standard to result in a material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606, however, it may result in new disclosure requirements.

Note 3:  Securities
The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:
	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$6,475	$19	$(25)	$6,469
State and political subdivisions	46,077	857	(377)	46,557
Other securities	6,542	308	(677)	6,173
Mortgage-backed: GSE residential	75,311	156	(618)	74,849
Total investments and mortgage-backed securities	$134,405	$1,340	$(1,697)	$134,048

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$6,460	$57	$-	$6,517
State and political subdivisions	44,368	1,820	(3)	46,185
Other securities	5,861	206	(776)	5,291
Mortgage-backed GSE residential	69,893	1,342	(4)	71,231
Total investments and mortgage-backed securities	$126,582	$3,425	$(783)	$129,224

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2017
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$1,340	$1,351
After one year but less than five years	18,038	18,195
After five years but less than ten years	15,357	15,442
After ten years	24,359	24,211
Total investment securities	59,094	59,199
Mortgage-backed securities	75,311	74,849
Total investments and mortgage-backed securities	$134,405	$134,048

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $109.4 million at March 31, 2017 and $106.7 million at June 30, 2016.  The securities pledged consist of marketable securities, including $3.5 million and $5.5 million of U.S. Government and Federal Agency Obligations, $48.6 million and $52.2 million of Mortgage-Backed Securities, $19.0 million and $13.6 million of Collateralized Mortgage Obligations, $37.8 million and $34.8 million of State and Political Subdivisions Obligations, and $500,000 and $600,000 of Other Securities at March 31, 2017 and June 30, 2016, respectively.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and June 30, 2016:

	March 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$3,471	$25	$-	$-	$3,471	$25
Obligations of state and political subdivisions	16,516	377	-	-	16,516	377
Other securities	-	-	1,139	677	1,139	677
Mortgage-backed securities	39,992	609	326	9	40,318	618
Total investments and mortgage-backed securities	$59,979	$1,011	$1,465	$686	$61,444	$1,697

	June 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	$720	$3	$-	$-	$720	$3
Other securities	-	-	1,080	776	1,080	776
Mortgage-backed securities	2,912	4	-	-	2,912	4
Total investments and mortgage-backed securities	$3,632	$7	$1,080	$776	$4,712	$783

Other securities.  At March 31, 2017, there were three pooled trust preferred securities with an estimated fair value of $755,000 and unrealized losses of $668,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The March 31, 2017, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.3 to 1.7 percent; recoveries of zero to 17 percent on currently deferred issuers within the next two years; new deferrals of 48 to 50 basis points annually; and eventual recoveries of eight to nine percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase. The second of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during fiscal 2014. The third security received PIK for a period of time following the recession and financial crisis which began in 2008, but resumed interest payments during the second quarter of fiscal 2017. Our cash flow analysis indicates that interest payments are expected to continue for these three securities, and that all contracted principal and interest will be received. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of March 31, 2017, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of March 31, 2017, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive (loss) income for the nine-month periods ended March 31, 2017 and 2016.

	Accumulated Credit Losses
	Nine-Month Period Ended
(dollars in thousands)	March 31,
	2017	2016
Credit losses on debt securities held
Beginning of period	$352	$365
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(9)	(8)
End of period	$343	$357

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2017	June 30, 2016
Real Estate Loans:
Residential	$400,541	$392,974
Construction	79,972	77,369
Commercial	533,121	452,052
Consumer loans	50,533	46,541
Commercial loans	206,824	202,045
	1,270,991	1,170,981
Loans in process	(29,880)	(21,779)
Deferred loan fees, net	9	42
Allowance for loan losses	(15,190)	(13,791)
Total loans	$1,225,930	$1,135,453

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity of up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period of up to seven years. The Company typically includes an interest rate "floor" in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At March 31, 2017, construction loans outstanding included 55 loans, totaling $10.7 million, for which a modification had been agreed to.  At June 30, 2016, construction loans outstanding included 42 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2017 and June 30, 2016, and activity in the allowance for loan losses for the three- and nine-month periods ended March 31, 2017 and 2016:

	At period end and for the nine months ended March 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	246	(162)	1,405	16	452	1,957
Losses charged off	(201)	(31)	(4)	(50)	(337)	(623)
Recoveries	7	1	18	9	30	65
Balance, end of period	$3,299	$899	$7,130	$713	$3,149	$15,190
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,299	$899	$7,130	$713	$3,149	$15,190
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$397,636	$48,739	$523,819	$50,533	$205,943	$1,226,670
Ending Balance: loans acquired with deteriorated credit quality	$2,905	$1,353	$9,302	$-	$881	$14,441

	For the three months ended March 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,472	$891	$6,851	$756	$3,022	$14,992
Provision charged to expense	(70)	8	280	(35)	193	376
Losses charged off	(104)	-	(4)	(11)	(67)	(186)
Recoveries	1	-	3	3	1	8
Balance, end of period	$3,299	$899	$7,130	$713	$3,149	$15,190

	At period end and for the nine months ended March 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	534	257	572	120	194	1,677
Losses charged off	(99)	-	(77)	(72)	(100)	(348)
Recoveries	4	-	46	6	10	66
Balance, end of period	$3,258	$1,156	$5,497	$812	$2,970	$13,693
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$312	$312
Ending Balance: collectively evaluated for impairment	$3,258	$1,156	$5,497	$812	$2,658	$13,381
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended March 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,207	$1,046	$5,249	$786	$2,884	$13,172
Provision charged to expense	59	110	248	60	86	563
Losses charged off	(9)	-	-	(38)	-	(47)
Recoveries	1	-	-	4	-	5
Balance, end of period	$3,258	$1,156	$5,497	$812	$2,970	$13,693

	At June 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$389,978	$54,187	$442,173	$46,541	$201,013	$1,133,892
Ending Balance: loans acquired with deteriorated credit quality	$2,996	$1,403	$9,879	$-	$1,032	$15,310

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the expected cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2017 and June 30, 2016. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	March 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$397,312	$49,879	$524,814	$50,487	$205,634
Watch	169	-	3,036	-	-
Special Mention	-	-	-	-	-
Substandard	3,060	213	5,271	46	1,190
Doubtful	-	-	-	-	-
Total	$400,541	$50,092	$533,121	$50,533	$206,824

	June 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$388,733	$55,202	$443,933	$46,341	$200,252
Watch	583	-	3,095	24	16
Special Mention	-	-	-	-	-
Substandard	3,658	388	5,024	176	1,777
Doubtful	-	-	-	-	-
Total	$392,974	$55,590	$452,052	$46,541	$202,045

At March 31, 2017, purchased credited impaired loans comprised $7.9 million of credits rated "Pass"; $3.0 million of credits rated "Watch"; none rated "Special Mention"; $3.5 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2016,  purchased credit impaired loans accounted for $9.2 million of credits rated "Pass"; $3.0 million of credits  rated "Watch"; none rated "Special Mention"; $3.1 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2017 and June 30, 2016.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:
	March 31, 2017
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,077	$545	$659	$2,281	$398,260	$400,541	$59
Construction	-	-	-	-	50,092	50,092	-
Commercial	2,334	416	917	3,667	529,454	533,121	41
Consumer loans	143	2	53	198	50,335	50,533	34
Commercial loans	185	33	74	292	206,532	206,824	-
Total loans	$3,739	$996	$1,703	$6,438	$1,234,673	$1,241,111	$134

	June 30, 2016
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,157	$457	$1,970	$3,584	$389,390	$392,974	$-
Construction	165	-	207	372	55,218	55,590	-
Commercial	-	-	33	33	452,019	452,052	-
Consumer loans	169	99	39	307	46,234	46,541	7
Commercial loans	209	138	623	970	201,075	202,045	31
Total loans	$1,700	$694	$2,872	$5,266	$1,143,936	$1,149,202	$38

At March 31, 2017, there was one purchased credit impaired loan with a net fair value of $9,000 that was greater than 90 days past due; at June 30, 2016 three purchased credit impaired loans with a net fair value of $1.4 million were greater than 90 days past due.
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
The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2017 and June 30, 2016. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.
	March 31, 2017
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,238	$3,480	$-
Construction real estate	1,389	1,618	-
Commercial real estate	12,983	14,481	-
Consumer loans	50	158	-
Commercial loans	1,368	1,420	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,238	$3,480	$-
Construction real estate	$1,389	$1,618	$-
Commercial real estate	$12,983	$14,481	$-
Consumer loans	$50	$158	$-
Commercial loans	$1,368	$1,420	$-

	June 30, 2016
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,300	$3,558	$-
Construction real estate	1,404	1,777	-
Commercial real estate	11,681	13,326	-
Consumer loans	36	36	-
Commercial loans	1,461	1,532	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,300	$3,558	$-
Construction real estate	$1,404	$1,777	$-
Commercial real estate	$11,681	$13,326	$-
Consumer loans	$36	$36	$-
Commercial loans	$1,461	$1,532	$-

The above amounts include purchased credit impaired loans. At March 31, 2017,  purchased credit impaired loans comprised $14.4 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $14.4 million of total impaired loans. At June 30, 2016, purchased credit impaired loans comprised $15.3 million of impaired loans without a specific valuation allowance; none with a specific valuation allowance; and $15.3 million of total impaired loans.
The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,857	$22
Construction Real Estate	1,362	38
Commercial Real Estate	9,513	146
Consumer Loans	-	-
Commercial Loans	889	19
Total Loans	$14,621	$225

	For the three-month period ended
	March 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,068	$23
Construction Real Estate	1,420	32
Commercial Real Estate	10,484	180
Consumer Loans	-	-
Commercial Loans	1,051	19
Total Loans	$16,023	$254

	For the nine-month period ended
	March 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,893	$73
Construction Real Estate	1,378	109
Commercial Real Estate	9,681	513
Consumer Loans	-	-
Commercial Loans	957	56
Total Loans	$14,909	$751

	For the nine-month period ended
	March 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,139	$67
Construction Real Estate	1,633	94
Commercial Real Estate	10,569	754
Consumer Loans	53	2
Commercial Loans	1,064	58
Total Loans	$16,458	$975

Interest income on impaired loans recognized on a cash basis in the three- and nine-month periods ended March 31, 2017 and 2016, was immaterial.

For the three- and nine-month periods ended March 31, 2017, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $56,000 and $217,000, respectively, as compared to $58,000 and $155,000, respectively, for the three- and nine-month periods ended March 31, 2016.

The following table presents the Company's nonaccrual loans at March 31, 2017 and June 30, 2016. The table excludes performing troubled debt restructurings.

(dollars in thousands)	March 31, 2017	June 30, 2016
Residential real estate	$1,515	$2,676
Construction real estate	36	388
Commercial real estate	1,102	1,797
Consumer loans	44	160
Commercial loans	372	603
Total loans	$3,069	$5,624

At March 31, 2017 and June 30, 2016, purchased impaired loans comprised $442,000 and $2.6 million of nonaccrual loans, respectively.

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

During the three- and nine-month periods ended March 31, 2017 and 2016, certain loans were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	March 31, 2017		March 31, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	$40	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	61
Consumer loans	1	15	-	-
Commercial loans	-	-	-	-
Total	2	$55	-	$61

	For the nine-month periods ended
	March 31, 2017		March 31, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	40	2	$46
Construction real estate	1	36	-	-
Commercial real estate	4	2,250	1	61
Consumer loans	3	16	-	-
Commercial loans	1	2	-	-
Total	10	$2,344	3	$107

Performing loans classified as TDRs and outstanding at March 31, 2017 and June 30, 2016, segregated by class, are shown in the table below. Nonperforming TDRs are nonaccrual loans, and are not included in this table.

	March 31, 2017		June 30, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	9	$1,329	7	$479
Construction real estate	-	-	-	-
Commercial real estate	16	5,936	12	4,134
Consumer loans	1	34	1	36
Commercial loans	3	1,350	5	1,429
Total	29	$8,649	25	$6,078

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

The carrying amount of purchased credit impaired loans is included in the balance sheet amounts of loans receivable at March 31, 2017 and June 30, 2016. The amount of these loans is shown below:

(dollars in thousands)	March 31, 2017	June 30, 2016
Residential real estate	$3,147	$3,254
Construction real estate	1,583	1,777
Commercial real estate	10,800	11,523
Consumer loans	109	-
Commercial loans	932	1,103
Outstanding balance	$16,571	$17,657
Carrying amount, net of fair value adjustment of $2,130 and $2,347 at March 31, 2017 and June 30, 2016, respectively	$14,441	$15,310

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$626	$666
Additions	-	-
Accretion	(56)	(59)
Reclassification from nonaccretable difference	61	68
Disposals	-	-
Balance at end of period	$631	$675

	For the nine-month period ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$656	$548
Additions	-	-
Accretion	(217)	(363)
Reclassification from nonaccretable difference	192	490
Disposals	-	-
Balance at end of period	$631	$675

During the three- and nine-month periods ended March 31, 2017 and 2016, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2017	June 30, 2016
Non-interest bearing accounts	$139,095	$131,997
NOW accounts	460,093	396,104
Money market deposit accounts	90,327	78,155
Savings accounts	127,290	115,714
Certificates	455,695	398,723
Total Deposit Accounts	$1,272,500	$1,120,693

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

(dollars in thousands except per share data)
Net income	$3,954	$3,322	$11,839	$11,166
Dividend on preferred stock	-	-	-	85
Net income available to common shareholders	$3,954	$3,322	$11,839	$11,081

Average Common shares – outstanding basic	7,450,041	7,435,358	7,442,525	7,427,688
Stock options under treasury stock method	28,626	28,221	25,976	26,631
Average Common shares – outstanding diluted	7,478,667	7,463,579	7,468,501	7,454,319

Basic earnings per common share	$0.53	$0.45	$1.59	$1.49
Diluted earnings per common share	$0.53	$0.45	$1.59	$1.49

At March 31, 2017 and 2016, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended		For the nine-month period ended
(dollars in thousands)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Income taxes
Current	$1,457	$437	$4,316	$4,562
Deferred	6	1,107	240	468
Total income tax provision	$1,463	$1,544	$4,556	$5,030

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	March 31, 2017	June 30, 2016
Deferred tax assets:
Provision for losses on loans	$5,318	$4,760
Accrued compensation and benefits	874	885
Other-than-temporary impairment on available for sale securities	129	139
NOL carry forwards acquired	534	631
Minimum Tax Credit	130	130
Unrealized loss on other real estate	122	183
Unrealized loss on available for sale securities	132	-
Other	-	-
Total deferred tax assets	7,239	6,728

Deferred tax liabilities:
Purchase accounting adjustments	877	1,132
Depreciation	1,890	1,781
FHLB stock dividends	184	194
Prepaid expenses	190	177
Unrealized gain on available for sale securities	-	977
Other	844	82
Total deferred tax liabilities	3,985	4,343

Net deferred tax (liability) asset	$3,254	$2,385

As of March 31, 2017 and June 30, 2016, the Company had approximately $1.4 and $3.1 million in federal and state net operating loss carryforwards, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended		For the nine-month period ended
(dollars in thousands)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Tax at statutory rate	$1,896	$1,703	$5,738	$5,669
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(124)	(142)	(385)	(418)
State tax, net of Federal benefit	52	145	160	473
Cash surrender value of Bank-owned life insurance	(176)	(50)	(323)	(256)
Tax credit benefits	(81)	(63)	267	(188)
Other, net	(104)	(49)	(900)	(250)
Actual provision	$1,463	$1,544	$4,556	$5,030

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary were accrued for the plan year ended June 30, 2016, based on the financial performance for fiscal 2015.  During the three- and nine-month periods ended March 31, 2017, retirement plan expenses recognized for the Plan totaled approximately $230,000 and $677,000, respectively, as compared to $213,000 and $634,000, respectively, for the same period of the prior fiscal year.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At March 31, 2017, the current rate was 3.90%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at March 31, 2017, and $2.6 million at June 30, 2016.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.0 million at March 31, 2017, and $5.0 million at June 30, 2016.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities
Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017  and June 30, 2016:

	Fair Value Measurements at March 31, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,469	$-	$6,469	$-
State and political subdivisions	46,557	-	46,557	-
Other securities	6,173	-	6,173	-
Mortgage-backed GSE residential	74,849	-	74,849	-

	Fair Value Measurements at June 30, 2016, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,517	$-	$6,517	$-
State and political subdivisions	46,185	-	46,185	-
Other securities	5,291	-	5,291	-
Mortgage-backed GSE residential	71,231	-	71,231	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2017.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. During the nine-months ended March 31, 2016, the third party vendor began providing valuations for this pooled trust preferred security again, so it was reclassified from Level 3 back to Level 2.  The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the three-and nine-month periods ended March 31, 2017 and 2016:

For the three months ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Available-for-sale securities, beginning of period	$-	$-
Total unrealized gain (loss) included in comprehensive income	-	-
Transfer from Level 2 to Level 3	-	-
Available-for-sale securities, end of period	$-	$-

	For the nine months ended
(dollars in thousands)	March 31, 2017	March 31, 2016

Available-for-sale securities, beginning of period	$-	$226
Total unrealized gain (loss) included in comprehensive income	-	26
Transfer from Level 3 to Level 2	-	(252)
Available-for-sale securities, end of period	$-	$-

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2017 and June 30, 2016:

Fair Value Measurements at March 31, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 3,333	$ -	$ -	$ 3,333

Fair Value Measurements at June 30, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 3,366	$ -	$ -	$ 3,366

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2017 and 2016:

	For the nine months ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Impaired loans (collateral dependent)	$-	$(152)
Foreclosed and repossessed assets held for sale	(254)	(53)
Total losses on assets measured on a non-recurring basis	$(254)	$(205)

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

(dollars in thousands)	Fair value at March 31, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,333	Third party appraisal	Marketability discount	0.0% - 76.0%	32.7%

(dollars in thousands)	Fair value at June 30, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,366	Third party appraisal	Marketability discount	0.0% - 76.0%	35.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2017 and June 30, 2016.

	March 31, 2017
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$21,010	$21,010	$-	$-
Interest-bearing time deposits	498	-	498	-
Stock in FHLB	3,863	-	3,863	-
Stock in Federal Reserve Bank of St. Louis	2,357	-	2,357	-
Loans receivable, net	1,225,930	-	-	1,224,712
Accrued interest receivable	5,266	-	5,266	-
Financial liabilities
Deposits	1,272,500	816,805	-	454,736
Securities sold under agreements to repurchase	17,900	-	17,900	-
Advances from FHLB	51,619	27,900	23,927	-
Accrued interest payable	794	-	794	-
Subordinated debt	14,824	-	-	11,973
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$22,554	$22,554	$-	$-
Interest-bearing time deposits	723	-	723	-
Stock in FHLB	6,009	-	6,009	-
Stock in Federal Reserve Bank of St. Louis	2,343	-	2,343	-
Loans receivable, net	1,135,453	-	-	1,136,723
Accrued interest receivable	5,512	-	5,512	-
Financial liabilities
Deposits	1,120,693	721,973	-	398,505
Securities sold under agreements to repurchase	27,085	-	27,085	-
Advances from FHLB	110,216	69,750	41,442	-
Accrued interest payable	720	-	720	-
Subordinated debt	14,753	-	-	11,992
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 12: Business Combinations

On January 11, 2017, the Company announced the signing of an agreement and plan of merger whereby Tammcorp, Inc. (Tammcorp) will be acquired by the Company in a stock and cash transaction valued at approximately $23.4 million, (representing 140% of Tammcorp's anticipated capital, as adjusted, at closing). Tammcorp is the 91% owner of Capaha Bank (Capaha). In connection with the acquisition, the minority shareholders of Capaha will be given the opportunity to exchange their shares of Capaha for shares of Tammcorp and to receive the merger consideration payable under the terms of the merger agreement. At December 31, 2016, Tammcorp held consolidated assets of $198.5 million, loans, net, of $157.0 million, and deposits of $176.9 million.  The transaction is expected to close in the second quarter of calendar year 2017, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals, and consummation of the exchange transaction involving the minority shareholders of Capaha. The acquired financial institution is expected to be merged with and into Southern Bank simultaneously with the acquisition of Tammcorp in the second quarter of calendar year 2017.  Through March 31, 2017, the Company incurred $173,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company's consolidated statement of income for the period ended March 31, 2017.

Note 13:  Subsequent Events

On April 30, 2017, our branch facility located in Doniphan, Missouri, was affected by record flooding experienced on the Current River. Costs to repair the facility have not yet been quantified, but are expected to be known and recorded in the fourth quarter of our 2017 fiscal year. The building is carried at a net book value of $450,000, while equipment and furnishings are carried at a net book value of $36,000. The Company does not maintain flood insurance coverage on the facility or equipment.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2017, the Bank operated from its headquarters, 32 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 30 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at March 31, 2017, and results of operations for the three- and nine-month periods ended March 31, 2017 and 2016.

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

During the first nine months of fiscal 2017, we grew our balance sheet by $92.1 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $90.5 million. Available-for-sale investments increased $4.8 million, and cash equivalents and time deposits decreased a combined $1.8 million. Deposits increased $151.8 million, including $37.6 million in public unit deposits. Also contributing to deposit growth was $49.7 million in brokered certificates of deposit, and $10.0 million in brokered nonmaturity deposits, excluding brokered deposits originated through reciprocal arrangements (our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits). Securities sold under agreements to repurchase decreased $9.2 million, and advances from the Federal Home Loan Bank (FHLB) decreased $58.6 million, reflecting a prepayment of some term advances during the first quarter and repayment of some overnight borrowings. Equity increased $8.0 million, primarily as a result of retention of net income, partially offset by a decrease in accumulated other comprehensive income (loss), as the market value of the investment portfolio declined due to the general rise in market interest rates.

Net income for the first nine months of fiscal 2017 was $11.8 million, an increase of $673,000, or 6.0% as compared to the same period of the prior fiscal year. The current period included no dividends on preferred stock, while the same period of the prior fiscal year included preferred dividends of $85,000, resulting in net earnings available to common shareholders of $11.8 million in the current fiscal year period, an increase of $758,000, or 6.8%, as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of increases in net interest income and noninterest income, and a decrease in provision for income taxes, partially offset by increases in noninterest expense and provision for loan losses. Diluted net income available to common shareholders was $1.59 per share for the first nine months of fiscal 2017, as compared to $1.49 per share for the same period of the prior fiscal year. For the first nine months of fiscal 2017, net interest income increased $2.5 million, or 7.0%; noninterest income increased $1.0 million, or 14.3%; provision for income taxes decreased $474,000, or 9.4%; noninterest expense increased $3.0 million, or 12.4%; and provision for loan losses increased $280,000, or 16.7%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first nine months of fiscal 2017 began at quite low levels, but generally trended higher during the first quarter of our fiscal year, then moved notably higher following the United States Presidential election in November 2016. The yield on two-year treasuries moved up from 0.58% to 1.27%; the yield on five-year treasuries moved up from 1.01% to 1.93%; the yield on ten-year treasuries moved up from 1.49% to 2.39%; and the yield on 30-year treasuries moved up from 2.30% to 2.99%. As compared to the first nine months of the prior fiscal year, our average yield on earning assets decreased by eleven basis points, as we originated and renewed loans at the relatively low market rates available for much of the period, combined with a decrease in accretion of the fair value discount resulting from the Company's 2014 acquisition of Peoples Service Company and its subsidiary, Peoples Bank of the Ozarks (the "Peoples Acquisition"), partially offset by a shift in the earning asset mix towards higher-yielding investment types (see "Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2017 and 2016 – Net Interest Income"). The Company considered the increase in market interest rates to generally be favorable. The Federal Reserve's Open Market Committee (FOMC) increased overnight rates by 25 basis points at the December 2016 meeting, and again by 25 basis points at the March 2017 meeting, after having increased rates for the first time since the 2008 financial crisis in December 2015.

Our net interest margin decreased eleven basis points when comparing the first nine months of fiscal 2017 to the same period of the prior fiscal year. The deterioration was attributable primarily to lower loan yields, which, in turn, was due in part to a decrease in accretion of the fair value discount recorded on the Peoples Acquisition, partially offset by a shift in the earning asset mix, as we held an increased percentage of our earning assets in loans, versus securities and cash equivalents. Funding costs declined slightly on prepayment of some higher cost FHLB advances late in the first quarter of the fiscal year. Net interest income resulting from the accretion of the Peoples Acquisition discount (and a smaller premium on acquired time deposits) in the first nine months of fiscal 2017 decreased to $1.1 million, as compared to $1.3 million in the first nine months of fiscal 2016. In the current period, this component of net interest income contributed 11 basis points to the net interest margin, a decrease from a contribution of 14 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the increases noted in the three-month periods ended September 30, 2016; June 30, 2016; and December 31, 2015, were the result of inclusion in those quarters' results of principal payments received on purchased credit-impaired loans which exceeded the carrying value of such loans.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2017, noninterest income increased $1.0 million, or 14.3%, as compared to the same period of the prior fiscal year, attributable primarily to loan fees, gains realized on the sale into the secondary market of residential loans originated for that purpose, earnings on bank-owned life insurance, and bank card interchange income, partially offset by a decrease in other noninterest income, which declined due to the inclusion in the prior period's results of a nonrecurring benefit. Noninterest expense for the nine-month period ended March 31, 2017, increased $3.0 million, or 12.4%, as compared to the same period of the prior fiscal year. The increase was attributable in part to $335,000 in prepayment penalties incurred during the first quarter of fiscal 2017 due to early repayment of $16.5 million in term FHLB advances. Other items contributing to the increase included compensation and benefits, occupancy expenses, and legal and professional fees, partially offset by a reduction in charges to amortize core deposit and other intangibles.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

The Company experienced balance sheet growth in the first nine months of fiscal 2017, with total assets of $1.5 billion at March 31, 2017, reflecting an increase of $92.1 million, or 6.6%, as compared to June 30, 2016. Balance sheet growth was funded primarily through deposit growth.

Available-for-sale (AFS) securities were $134.0 million at March 31, 2017, an increase of $4.8 million, or 3.7%, as compared to June 30, 2016. The increase was attributable primarily to investments in mortgage-backed securities. Cash equivalents and time deposits totaled $21.5 million, a decrease of $1.8 million, or 7.6%, as compared to June 30, 2016.

Loans, net of the allowance for loan losses, were $1.2 billion at March 31, 2017, an increase of $90.5 million, or 8.0%, as compared to June 30, 2016. The increase was primarily attributable to growth in commercial real estate and residential real estate loan balances, partially offset by a decline in drawn construction loan balances. The increase in commercial real estate loans was attributable to growth in loans secured by nonresidential properties and agricultural real estate, the increase in residential loan balances was attributable to multifamily real estate loan originations, and the decline in construction loan balances was primarily attributable to construction loan balances which were retained and moved to permanent financing.

Deposits were $1.3 billion at March 31, 2017, an increase of $151.8 million, or 13.5%, as compared to June 30, 2016. The increase was primarily attributable to growth in interest bearing transaction accounts and certificates of deposit. Specifically, the Company's public unit deposits have increased $37.6 million, brokered certificates of deposit increased $49.7 million, and brokered nonmaturity deposits increased $10.0 million since June 30, 2016, excluding brokered deposits originated through reciprocal arrangements (our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits). The average loan-to-deposit ratio for the third quarter of fiscal 2017 was 98.7%, as compared to 96.9% for the same period of the prior fiscal year.

FHLB advances were $51.6 million at March 31, 2017, a decrease of $58.6 million, or 53.2%, as compared to June 30, 2016, as the Company prepaid $16.5 million in term advances during the first quarter of fiscal 2017, and decreased overnight funding, from $69.8 million at June 30, 2016, to $27.9 million at March 31, 2017. The decrease in FHLB advances was attributable to the increase in deposit balances, including brokered funding and public unit deposits, partially offset by strong loan demand in the first nine months of fiscal 2017. Securities sold under agreements to repurchase totaled $17.9 million at March 31, 2017, a decrease of $9.2 million, or 33.9%, as compared to June 30, 2016. The decrease was attributable to a large public unit customer migrating from this product to a reciprocal brokered deposit arrangement. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $134.0 million at March 31, 2017, an increase of $8.0 million, or 6.4%, as compared to June 30, 2016. The increase was attributable primarily to the retention of net income, partially offset by a decrease in accumulated other comprehensive income (loss) and payment of dividends on common stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2017 and 2016

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2017 and 2016. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2017			March 31, 2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$979,796	$11,210	4.58	$871,507	$10,318	4.74
Other loans (1)	241,846	2,857	4.73	217,326	2,666	4.91
Total net loans	1,221,642	14,067	4.61	1,088,833	12,984	4.77
Mortgage-backed securities	74,949	392	2.09	64,991	367	2.26
Investment securities (2)	66,274	483	2.92	67,922	486	2.86
Other interest earning assets	1,896	13	2.74	14,475	12	0.33
Total interest earning assets (1)	1,364,761	14,955	4.38	1,236,221	13,849	4.48
Other noninterest earning assets (3)	119,437	-		100,507	-
Total assets	$1,484,198	$14,955		$1,336,728	$13,849

Interest bearing liabilities:
Savings accounts	$120,891	96	0.32	$117,896	93	0.32
NOW accounts	446,193	788	0.71	397,252	708	0.71
Money market deposit accounts	90,833	75	0.33	79,073	58	0.29
Certificates of deposit	441,402	1,152	1.04	401,334	1,013	1.01
Total interest bearing deposits	1,099,319	2,111	0.77	995,555	1,872	0.75
Borrowings:
Securities sold under agreements to repurchase	24,053	25	0.42	29,496	32	0.43
FHLB advances	71,405	224	1.25	41,987	293	2.79
Subordinated debt	14,812	163	4.40	14,717	144	3.94
Total interest bearing liabilities	1,209,589	2,523	0.83	1,081,755	2,341	0.87
Noninterest bearing demand deposits	138,667	-		128,284	-
Other noninterest bearing liabilities	3,480	-		5,765	-
Total liabilities	1,351,736	2,523		1,215,804	2,341
Stockholders' equity	132,462	-		120,924	-
Total liabilities and stockholders' equity	$1,484,198	$2,523		$1,336,728	$2,341

Net interest income		$12,432			$11,508

Interest rate spread (4)			3.55%			3.61%
Net interest margin (5)			3.64%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.83%			114.28%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $46.4 million and $30.3 million, respectively, for the three-month period ended March 31, 2017, as compared to $43.8 million and $19.8 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2017			March 31, 2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$961,536	$33,747	4.68	$853,909	$31,091	4.85
Other loans (1)	243,902	8,799	4.81	223,827	8,353	4.98
Total net loans	1,205,438	42,546	4.71	1,077,736	39,444	4.88
Mortgage-backed securities	71,248	1,087	2.03	66,290	1,104	2.22
Investment securities (2)	67,283	1,489	2.95	68,265	1,478	2.89
Other interest earning assets	3,742	21	0.73	11,438	29	0.33
Total interest earning assets (1)	1,347,711	45,143	4.47	1,223,729	42,055	4.58
Other noninterest earning assets (3)	119,333	-		96,118	-
Total assets	$1,467,044	$45,143		$1,319,847	$42,055

Interest bearing liabilities:
Savings accounts	$118,245	281	0.32	$123,571	295	0.32
NOW accounts	417,807	2,264	0.72	366,883	2,027	0.74
Money market deposit accounts	83,194	190	0.30	74,906	159	0.28
Certificates of deposit	426,547	3,351	1.05	399,357	3,023	1.01
Total interest bearing deposits	1,045,793	6,086	0.78	964,717	5,504	0.76
Borrowings:
Securities sold under agreements to repurchase	25,033	77	0.41	26,748	90	0.45
FHLB advances	109,449	924	1.13	60,313	930	2.06
Subordinated debt	14,788	476	4.29	14,694	419	3.80
Total interest bearing liabilities	1,195,063	7,563	0.84	1,066,472	6,943	0.87
Noninterest bearing demand deposits	136,579	-		124,775	-
Other noninterest bearing liabilities	5,477	-		2,658	-
Total liabilities	1,337,119	7,563		1,193,905	6,943
Stockholders' equity	129,925	-		125,942	-
Total liabilities and stockholders' equity	$1,467,044	$7,563		$1,319,847	$6,943

Net interest income		$37,580			$35,112

Interest rate spread (4)			3.63%			3.71%
Net interest margin (5)			3.72%			3.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	112.77%			114.75%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $46.6 million and $30.3 million, respectively, for the nine-month period ended March 31, 2017, as compared to $41.4 million and $19.7 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three- and nine-month periods ended March 31 2017, compared to the three and nine-month periods ended March 31, 2016. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2017
	Compared to three-month period ended March 31, 2016
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(457)	$1,585	$(45)	$1,083
Mortgage-backed securities	(27)	56	(4)	25
Investment securities (2)	8	(12)	1	(3)
Other interest-earning deposits	84	(10)	(73)	1
Total net change in income on
interest-earning assets	(392)	1,619	(121)	1,106

Interest-bearing liabilities:
Deposits	41	199	(1)	239
Securities sold under
agreements to repurchase	(1)	(6)	-	(7)
Subordinated debt	18	1	-	19
FHLB advances	(161)	205	(113)	(69)
Total net change in expense on
interest-bearing liabilities	(103)	399	(114)	182
Net change in net interest income	$(289)	$1,220	$(7)	$924

	Nine-month period ended March 31, 2017
	Compared to nine-month period period ended March 31, 2016
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$(1,383)	$4,672	$(187)	$3,102
Mortgage-backed securities	(92)	83	(8)	(17)
Investment securities (2)	31	(21)	1	11
Other interest-earning deposits	34	(19)	(23)	(8)
Total net change in income on
interest-earning assets	(1,410)	4,715	(217)	3,088

Interest-bearing liabilities:
Deposits	75	493	14	582
Securities sold under
agreements to repurchase	(8)	(6)	1	(13)
Subordinated debt	55	3	(1)	57
FHLB advances	(423)	759	(342)	(6)
Total net change in expense on
interest-bearing liabilities	(301)	1,249	(328)	620
Net change in net interest income	$(1,109)	$3,466	$111	$2,468

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three- and nine-month periods ended March 31, 2017 and 2016

General. Net income for the three-month period ended March 31, 2017, was $4.0 million, an increase of $632,000, or 19.0%, as compared to the same period of the prior fiscal year. For the nine-month period ended March 31, 2017, net income was $11.8 million, an increase of $758,000, or 6.8%, as compared to the same period of the prior fiscal year. The increase for the three-month period was attributable to increased net interest income, increased noninterest income, a decrease in provision for loan losses, and a decrease in provision for income taxes, partially offset by an increase in noninterest expense. The increase for the nine-month period was attributable to increased net interest income and noninterest income, and a reduction in provision for income taxes, partially offset by higher noninterest expense and provision for loan losses.

For the three-month period ended March 31, 2017, both basic and fully-diluted net income per share available to common shareholders were $0.53, both increased $0.08, or 17.8%, as compared to the same period of the prior fiscal year. For the nine-month period ended March 31, 2017, both basic and fully-diluted net income per share were $1.59, both increased $0.10, or 6.7%, as compared to the same period of the prior fiscal year. Our annualized return on average assets for the three- and nine-month periods ended March 31, 2017, was 1.07% and 1.08%, respectively, as compared to 0.99% and 1.13%, respectively, for the same periods of the prior fiscal year. Accretion of fair value discount on acquired loans and amortization of fair value premium on assumed time deposits related to the Peoples Acquisition increased return on average assets by four and seven basis points, respectively, net of tax, in the current three- and nine-month periods, as compared to six and eight basis points, respectively, in the same periods of the prior fiscal year. Our return on average common stockholders' equity for the three- and nine-month periods ended March 31, 2017, was 11.9% and 12.1%, respectively, as compared to 11.0% and 12.5%, respectively, in the same periods of the prior fiscal year.

Net Interest Income. Net interest income for the three- and nine-month periods ended March 31, 2017, was $12.4 million and $37.6 million, respectively, increases of $924,000, or 8.0%, and $2.5 million, or 7.0%, as compared to the same periods of the prior fiscal year. The increases were attributable to 10.4% and 10.1% increases, respectively, in the average balance of interest-earning assets for the current three- and nine-month periods, as compared to the same periods of the prior fiscal year, partially offset by decreases in net interest margin to 3.64% and 3.72%, respectively, in the current three- and nine-month periods, as compared to 3.72% and 3.83%, respectively, for the three- and nine-month periods of the prior fiscal year. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Accretion of fair value discount on acquired loans and amortization of fair value premiums on assumed time deposits related to the Peoples Acquisition was $216,000 and $1.1 million, respectively, for the three- and nine-month periods ended March 31, 2017, as compared to $321,000 and $1.3 million, respectively, in the same periods of the prior fiscal year. This component of net interest income contributed six and eleven basis points, respectively, to net interest margin in the three- and nine-month periods ended March 31, 2017, as compared to contributions of ten and 14 basis points, respectively, for the same periods of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the increases noted in the three-month periods ended September 30, 2016; June 30, 2016; and December 31, 2015, were due to the inclusion in those periods' results of principal payments received on purchased credit-impaired loans which exceeded the carrying value of such loans.

Interest Income. Total interest income for the three- and nine-month periods ended March 31, 2017, was $15.0 million and $45.1 million, respectively, increases of $1.1 million, or 8.0%, and $3.1 million, or 7.3%, respectively, as compared to the same periods of the prior fiscal year. The increases were attributable to increases of 10.4% and 10.1%, respectively, in the average balance of interest-earning assets for the three- and nine-month periods ended March 31, 2017, partially offset by declines of 10 and 11 basis points, respectively, in the average yield earned on interest-earning assets, as compared to the same periods of the prior fiscal year. Increased average balances were attributable to growth in the loan portfolio, while the decline in the average yield on interest-earning assets was attributable to the continued historically low rate environment, partially offset by a shift in the earning asset mix toward loans and away from cash equivalents and securities.

Interest Expense. Total interest expense for the three- and nine-month periods ended March 31, 2017, was $2.5 million and $7.6 million, respectively, increases of $182,000, or 7.8%, and $620,000, or 8.9%, as compared to the same periods of the prior fiscal year. The increases were attributable to increases of 11.8% and 12.1%, respectively, in the average balance of interest-bearing liabilities for the three- and nine-month periods ended March 31, 2017, partially offset by declines of four and three basis points, respectively, in the average cost of interest-bearing liabilities, as compared to the same periods of the prior fiscal year. Increased average balances were attributable to higher average interest-bearing deposit balances (primarily, higher average balances in transaction accounts, certificates of deposit, and money market deposit accounts) and higher average FHLB borrowings. The cost of funds was lower primarily as a result of a decrease in the average cost of FHLB borrowings, due in part to the prepayment in the first quarter of fiscal 2017 of relatively high-cost term advances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended March 31, 2017, was $376,000, a decrease of $187,000 as compared to the same period of the prior fiscal year. The provision for loan losses for the nine-month period ended March 31, 2017, was $2.0 million, an increase of $280,000 as compared to the same period of the prior fiscal year. The decrease in provisioning for the three-month period was attributed primarily to a reduction in nonperforming loans, while the increase in provisioning for the nine-month period was attributed primarily to increased loan originations during the fiscal year to date. As a percentage of average loans outstanding, provision for loan losses in the current three- and nine-month periods represented a charge of .12% and .22%, respectively (annualized), while the Company recorded net charge offs of .06% (annualized) during both of those periods. During the same periods of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of .21% (annualized) for both the three and nine-month periods, while the Company recorded net charge offs of .02% and .04%, respectively (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three- and nine-month periods ended March 31, 2017, was $2.9 million and $8.2 million, respectively, increases of $747,000, or 34.3%, and $1.0 million, or 14.3%, respectively, as compared to the same periods of the prior fiscal year. The increase for the three-month period was attributable in part to nonrecurring benefits of $302,000 related to bank-owned life insurance, and $41,000 due to the Company's sale of a partnership interest in state low-income housing tax credits, as well as increases resulting from loan fees, deposit account service charges, bank card interchange income, and recurring increases in the cash value of bank-owned life insurance. The increase for the nine-month period was attributable to loan fees, gains realized on the sale of residential loans originated for that purpose; bank card interchange income, and deposit service charges, partially offset by inclusion in the prior period's results of a nonrecurring benefit of $301,000 related to the Company's ownership of stock in the Ozark Trust and Investment Corporation, which was acquired by Simmons First National Corporation during that period, with no corresponding benefit in the current period. A $323,000 nonrecurring benefit related to bank-owned life insurance was realized in the year-ago nine-month period. For both the current three- and nine-month periods, and the year-ago nine-month period, the nonrecurring benefits realized on bank-owned life insurance were not subject to income tax.

Noninterest Expense. Noninterest expense for the three- and nine-month periods ended March 31, 2017, was $9.6 million and $27.4 million, increases of $1.3 million, or 15.8%, and $3.0 million, or 12.4%, as compared to the same periods of the prior fiscal year. The increase for the three-month period was attributable to higher compensation, occupancy expenses, advertising, legal and professional fees, and other expenses. For the nine-month period, the increase was attributable in part to $335,000 in prepayment penalties incurred due to early repayment of $16.5 million in term FHLB advances during the first quarter of the fiscal year. Additionally, the nine-month period's increase was attributable to higher compensation, occupancy expenses, legal and professional fees, and other expenses. The efficiency ratio for the three- and nine-month periods ended March 31, 2017, was 62.3% and 59.9%, respectively, as compared to 60.3% and 57.7%, respectively, in the same periods of the prior fiscal year.

Income Taxes. Provision for income taxes for the three- and nine-month periods ended March 31, 2017, was $1.5 million and $4.6 million, respectively, decreases of $81,000, or 5.2%, and $474,000, or 9.4%, respectively, as compared to the same periods of the prior fiscal year. The decreases were attributable to decreases in the effective tax rate, to 27.0% and 27.8%, respectively, in the current three- and nine-month periods, as compared to 31.7% and 31.1%, respectively in the same periods of the prior fiscal year, partially offset by increases in pre-tax income. The lower effective tax rate was attributed primarily to formation by the Company's bank subsidiary of a Real Estate Investment Trust (REIT) to hold certain qualified assets in order to minimize state income tax liability.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2017 and 2016:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2017	2016	2017	2016

Balance, beginning of period	$14,992	$13,172	$13,791	$12,298
Loans charged off:
Residential real estate	(104)	(9)	(201)	(99)
Construction	-	-	(31)	-
Commercial business	(67)	-	(337)	(100)
Commercial real estate	(4)	-	(4)	(77)
Consumer	(11)	(38)	(50)	(72)
Gross charged off loans	(186)	(47)	(623)	(348)
Recoveries of loans previously charged off:
Residential real estate	1	1	7	4
Construction	-	-	1	-
Commercial business	1	-	30	10
Commercial real estate	3	-	18	46
Consumer	3	4	9	6
Gross recoveries of charged off loans	8	5	65	66
Net (charge offs) recoveries	(178)	(42)	(558)	(282)
Provision charged to expense	376	563	1,957	1,677
Balance, end of period	$15,190	$13,693	$15,190	$13,693

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.4 million to $15.2 million at March 31, 2017, from $13.8 million at June 30, 2016. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at March 31, 2017.

At March 31, 2017, the Company had loans of $9.8 million, or 0.79% of total  loans, adversely classified ($9.8 million classified "substandard"; none classified "doubtful" or "loss"), as compared to loans of $11.0 million, or 0.96% of total loans, adversely classified ($11.0 million classified "substandard"; none classified "doubtful" or "loss") at June 30, 2016, and $12.9 million, or 1.16% of total loans, adversely classified ($12.9 million classified "substandard"; none classified "doubtful" or "loss") at March 31, 2016. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.7 million at March 31, 2017.  As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $5.3 million at June 30, 2016, to $6.4 million at March 31, 2017.

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

The following table sets forth the Company's historical net charge offs as of March 31, 2017 and June 30, 2016:
	March 31, 2017	June 30, 2016
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.06%	0.04%
Construction	0.06%	0.00%
Commercial	0.00%	0.01%
Consumer loans	0.15%	0.25%
Commercial loans	0.17%	0.14%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2017, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2017	Qualitative factor applied at fiscal year ended June 30, 2016
Real estate loans:
Residential	0.73%	0.75%
Construction	1.67%	1.85%
Commercial	1.33%	1.32%
Consumer loans	1.37%	1.40%
Commercial loans	1.36%	1.35%

At March 31, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $13.5 million, as compared to $12.3 million at June 30, 2016, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were stable to slightly improving, based on national, regional and local economic conditions, as well as experience, ability and depth of lending management and staff.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	March 31, 2017	June 30, 2016	March 31, 2016
Nonaccruing loans:
Residential real estate	$1,515	$2,676	$2,271
Construction	36	388	-
Commercial real estate	1,102	1,797	1,589
Consumer	44	160	251
Commercial business	372	603	779
Total	3,069	5,624	4,890

Loans 90 days past due accruing interest:
Residential real estate	59	-	11
Construction	-	-	-
Commercial real estate	41	-	-
Consumer	34	7	-
Commercial business	-	31	59
Total	134	38	70

Total nonperforming loans	3,203	5,662	4,960

Foreclosed assets held for sale:
Real estate owned	3,296	3,305	3,244
Other nonperforming assets	37	61	90
Total nonperforming assets	$6,536	$9,028	$8,294

At March 31, 2017, troubled debt restructurings (TDRs) totaled $9.5 million, of which $800,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $8.7 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2017, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2016, TDRs totaled $8.4 million, of which $2.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $6.1 million in TDRs at June 30, 2016, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2017, nonperforming assets totaled $6.5 million, as compared to $9.0 million at June 30, 2016, and $8.3 million at March 31, 2016. These decreases were attributable primarily to the restoration to accrual status of several purchased credit-impaired loans which have performed according to terms for a reasonable period and for which collateral analysis indicates the Company can be reasonably assured of collection of all principal and interest due, net of any purchase accounting adjustments.

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

At March 31, 2017, the Company had outstanding commitments and approvals to extend credit of approximately $163.5 million (including $112.6 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At March 31, 2017, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $291.8 million, of which $51.4 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $521.0 million, subject to available collateral. Also, at March 31, 2017, the Bank had pledged a total of $174.7 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $117.1 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of March 31, 2017 and June 30, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement began phasing in beginning in January 2016 by 0.625% of risk-weighted assets and increases by 0.625% each year until fully implemented in January 2019.  The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of March 31, 2017, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$159,508	12.19%	$104,704	8.00%	n/a	n/a
Southern Bank	153,956	11.80%	104,372	8.00%	130,465	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	143,430	10.96%	78,528	6.00%	n/a	n/a
Southern Bank	137,878	10.57%	78,279	6.00%	104,372	8.00%
Tier I Capital (to Average Assets)
Consolidated	143,430	9.70%	59,144	4.00%	n/a	n/a
Southern Bank	137,878	9.34%	59,064	4.00%	73,830	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	129,401	9.89%	58,896	4.50%	n/a	n/a
Southern Bank	137,878	10.57%	58,709	4.50%	84,802	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$148,597	11.95%	$99,441	8.00%	n/a	n/a
Southern Bank	142,983	11.50%	99,463	8.00%	124,328	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	134,061	10.79%	74,581	6.00%	n/a	n/a
Southern Bank	128,447	10.33%	74,597	6.00%	99,463	8.00%
Tier I Capital (to Average Assets)
Consolidated	134,061	9.75%	55,010	4.00%	n/a	n/a
Southern Bank	128,447	9.37%	54,827	4.00%	68,534	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	119,715	9.63%	55,936	4.50%	n/a	n/a
Southern Bank	128,447	10.33%	55,948	4.50%	80,813	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2017, fixed rate 1- to 4-family residential loan production totaled $45.0 million, as compared to $37.0 million during the same period of the prior fiscal year. At March 31, 2017, the fixed rate residential loan portfolio was $139.6 million with a weighted average maturity of 108 months, as compared to $140.9 million at March 31, 2016, with a weighted average maturity of 118 months. The Company originated $25.4 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2017, as compared to $21.6 million during the same period of the prior fiscal year. At March 31, 2017, fixed rate loans with remaining maturities in excess of 10 years totaled $37.8 million, or 3.1% of net loans receivable, as compared to $37.3 million, or 3.4% of net loans receivable at March 31, 2016. The Company originated $193.2 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2017, as compared to $144.1 million during the same period of the prior fiscal year.  The Company also originated $68.7 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2017, as compared to $42.6 million during the same period of the prior fiscal year. At March 31, 2017, adjustable-rate home equity lines of credit increased to $26.8 million, as compared to $24.8 million at March 31, 2016. At March 31, 2017, the Company's investment portfolio had an expected weighted-average life of 4.1 years, compared to 4.0 years at March 31, 2016. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2017, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2017
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$104,416	$(30,780)	-23%	7.15%	-1.90%
+200 bp	115,284	(19,911)	-15%	7.83%	-1.22%
+100 bp	125,920	(9,275)	-7%	8.49%	-0.56%
0 bp	135,195	-	-	9.05%	0.00%
-100 bp	148,486	13,291	10%	9.85%	0.80%
-200 bp	160,614	25,419	19%	10.56%	1.51%
-300 bp	172,105	36,909	27%	11.22%	2.17%

June 30, 2016
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$112,689	$(15,234)	-12%	8.14%	-0.95%
+200 bp	118,137	(9,785)	-8%	8.49%	-0.61%
+100 bp	122,921	(5,001)	-4%	8.79%	-0.31%
0 bp	127,922	-	-	9.10%	0.00%
-100 bp	135,662	7,740	6%	9.58%	0.48%
-200 bp	142,772	14,850	12%	10.03%	0.93%
-300 bp	149,773	21,850	17%	10.46%	1.36%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of March 31, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2017 thru 1/31/2017	-	-	-	-
2/1/2017 thru 2/28/2017	-	-	-	-
3/1/2017 thru 3/31/2017	-	-	-	-
Total	-	-	-	-

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
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

+	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
++	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011.
+++	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
++++	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-2320) as filed with the SEC on January 3, 1994.
+++++	Field as an attachment to the Registrant's definitive proxy statement filed on September 19, 2008.
++++++	Filed as an attachment to the Registrant's definitive proxy statement filed on September 17, 2003.
+++++++	Filed as an attachment to the Registrant's 1994 Annual Meeting Proxy Statement dated October 21, 1994.
*	Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999.
**	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.
***	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.
****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
*****	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.
******	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015.
*******	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 10, 2017	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)