Form 10-K
period 2017-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2017-09-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES         NO   X
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $218.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

 As of September 13, 2017, there were issued and outstanding 8,591,363 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
At June 30, 2017, the Company had total assets of $1.7 billion, total deposits of $1.5 billion and stockholders' equity of $173.1 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.
Acquisitions
On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp) and its subsidiary, Capaha Bank (Capaha), Tamms, Illinois, in a stock and cash transaction. Capaha was merged into the Company's bank subsidiary, Southern Bank, at acquisition. At closing, Tammcorp held total assets of $187 million, loans, net, of $153 million, and deposits of $167 million. The Company acquired Capaha primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. A Tammcorp note payable of $3.7 million was contractually required to be repaid in conjunction with the acquisition. The goodwill of $4.1 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Capaha. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri, in a stock and cash transaction (the "Peoples Acquisition"). Peoples was merged into the Company's bank subsidiary,

Southern Bank, in early December, 2014, in connection with the conversion of Peoples' data system. At closing, PSC held total assets of $267 million, loans, net, of $193 million, and deposits of $221 million. The Company acquired Peoples primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Peoples. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
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
On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas (the "Fiscal 2011 Acquisition"). As a result of the transaction, the Company acquired loans recorded at a fair value of $115 million and deposits recorded at a fair value of $131 million, at December 17, 2010.
Capital Raising Transactions
On June 20, 2017, the Company completed an at-the-market common stock issuance. A total of 794,762 shares of the Company's common stock were sold at a weighted-average price of approximately $31.46 per share, representing gross proceeds to the Company of approximately $25.0 million. The proceeds from the transaction are expected to be used for general corporate purposes, which may include working capital to support organic growth at Southern Bank, and to support possible acquisitions to the extent available.
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
The SBLF Preferred Stock qualified as Tier 1 capital. The SBLF Preferred Stock was entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, fluctuated on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the Bank's level of Qualified Small Business Lending (QBSL), as defined in the Purchase Agreement. Based upon the increase in the Bank's level of QBSL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 2.8155%. For the second through ninth calendar quarters, the dividend rate was adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QBSL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate increased to 9% (including a quarterly lending incentive fee of 0.5%).
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
The Company noted in a Current Report on Form 8-K filed October 16, 2015, that it redeemed all 20,000 shares of the Company's SBLF Preferred Stock. The shares of SBLF Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.
Recent Events
On August 17, 2017, the Company announced the signing of an agreement and plan of merger whereby Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, Southern Missouri Bank of Marshfield, will be acquired by the Company in a stock and cash transaction valued at approximately $15.1 million, (representing 140% of Bancshares' anticipated capital, as adjusted, at closing). At June 30, 2017, Bancshares held consolidated assets of approximately $92 million, loans, net, of $69 million, and deposits of $74 million. The transaction is expected to close in the first quarter of calendar year 2018, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank simultaneously with the acquisition of Bancshares in the first quarter of calendar year 2018. Through June 30, 2017, the Company incurred $25,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2017.
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
Market Area
The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 38 full service branch offices and three limited service branch offices located in Poplar Bluff (4), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa (2), Rogersville, Cape Girardeau (2), and Jackson, Missouri; Jonesboro (2), Paragould, Brookland, Batesville, Searcy, Bald Knob (2) and Bradford, Arkansas; and Anna, Cairo, and Tamms, Illinois.
For purposes of management and oversight of its operations, the Bank has organized its facilities into three regional markets. The Bank's east region includes 17 of its facilities, which are situated in or directly adjacent to Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 252,000, and included within this market area is the Cape Girardeau, Missouri, Metropolitan Statistical Area (MSA), which has a population of approximately 98,000. The Bank's south region includes 14 of its facilities, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, and White counties in Arkansas. These counties have a total population of approximately 348,000, and included within this market area is the Jonesboro, Arkansas, MSA, which has a population of approximately 128,000. The Bank's west region includes 11 of its facilities, which are situated in Christian, Greene, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 497,000, and included within this market area is the Springfield, Missouri, MSA, which has a population of approximately 456,000. Each of these markets also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area.
The Bank's east and south regions are generally rural in nature with economies supported by manufacturing activity, agriculture (livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the west region, the Bank's operations are generally more concentrated in the Springfield, Missouri, MSA, and major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. For purposes of the Bank's lending policy, the Bank's primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.

Competition
The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2017, the Bank was one of 27 bank or saving association groups located in its east region competing for approximately $5.2 billion in deposits at FDIC-insured institutions, one of 35 bank or saving association groups located in its south region (eight of these institutions overlap with the Bank's east region) competing for $7.0 billion in deposits, and one of 40 bank or savings association groups located in its west region (13 of these overlap with the Bank's east or south regions) competing for $9.6 billion in deposits.
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
Lending Activities
General. The Bank's lending activities consist of origination of loans secured by mortgages on one- to four-family and multifamily residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders which are secured by properties generally located in the States of Missouri or Arkansas.
Supervision of the loan portfolio is the responsibility of our Chief Credit Officer, Mark E. Hecker, and our three Regional Presidents: William D. Hribovsek, Justin G. Cox, and Christopher R. ("Robb") Roberts. The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration. The Regional Presidents are responsible for oversight of loan production. Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of three Regional Small Business Loan Committees, one of three Senior Regional Loan Committees, or our Agricultural Loan Committee.
The Regional Small Business Loan Committees each consists of lenders selected by the respective Regional President, and is authorized to approve lending relationships up to $1.5 million. The Regional Senior Loan Committees each consist of that region's Regional President, and several other senior lending officers. In addition, non-employee directors serve on the Bank's south and west Senior Regional Loan Committees. Each Senior Regional Loan Committee is authorized to approve lending relationships up to $3.0 million. The Bank's Agricultural Loan Committee consists of several senior lending officers and is authorized to approve agricultural lending relationships up to $3.0 million.
Lending relationships above $3.0 require approval of our Bank Senior Loan Committee, comprised of our Chief Lending Officer, Chief Credit Officer, all three Regional Presidents, and an additional senior lender from each region, or the approval of our Executive Loan Committee, comprised of our Chief Executive Officer, Chief Lending Officer, and three Regional Presidents. In addition to the approval of the Bank Senior Loan Committee or the

Executive Loan Committee, lending relationships in excess of $4.0 million require the approval of the Discount Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.
The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2017, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $47.1 million. At June 30, 2017, the Bank's ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $26.8 million to $14.6 million, net of participation interests sold. As of June 30, 2017, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.
	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$442,463	31.66%	$392,974	34.61%	$377,465	35.84%	$303,901	37.94%	$233,888	36.14%
Commercial real estate (1)	603,922	43.21	452,052	39.81	404,720	38.43	308,520	38.51	242,304	37.44
Construction	106,782	7.63	77,369	6.82	69,204	6.57	40,738	5.09	30,725	4.75
Total mortgage loans	1,153,167	82.50	922,395	81.24	851,389	80.84	653,159	81.54	506,917	78.33
Other Loans:
Automobile loans	6,378	0.46	6,221	0.55	6,333	0.60	8,276	1.03	6,779	1.05
Commercial business (2)	247,184	17.68	202,045	17.79	191,886	18.22	141,072	17.61	130,868	20.22
Home equity	35,222	2.52	25,146	2.21	23,472	2.23	17,929	2.24	15,775	2.44
Other	22,051	1.58	15,174	1.34	16,965	1.61	9,018	1.13	5,862	0.90
Total other loans	310,835	22.24	248,586	21.89	238,656	22.66	176,295	22.01	159,284	24.61
Total loans	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50	829,454	103.55	666,201	102.94
Less:
Undisbursed loans in process	50,740	3.63	21,779	1.92	24,688	2.34	19,261	2.41	10,792	1.67
Deferred fees and discounts	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)
Allowance for loan losses	15,538	1.11	13,791	1.21	12,298	1.17	9,259	1.16	8,386	1.29
Net loans receivable	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%

Type of Security:
Residential real estate
One- to four-family	$352,723	25.24%	$326,186	28.73%	$316,804	30.08%	$235,947	29.45%	$205,281	31.72%
Multi-family	151,585	10.85	128,980	11.36	118,178	11.22	87,161	10.88	47,388	7.32
Commercial real estate	463,890	33.19	329,781	29.04	296,082	28.11	243,090	30.35	190,563	29.45
Land	184,967	13.23	137,448	12.11	120,327	11.43	86,960	10.86	63,689	9.84
Commercial	247,184	17.68	202,045	17.79	191,884	18.22	141,072	17.61	130,867	20.22
Consumer and other	63,653	4.55	46,541	4.10	46,770	4.44	35,224	4.40	28,413	4.39
Total loans	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50	829,454	103.55	666,201	102.94
Less:
Undisbursed loans in process	50,740	3.63	21,779	1.92	24,688	2.34	19,261	2.41	10,792	1.67
Deferred fees and discounts	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)
Allowance for loan losses	15,538	1.11	13,791	1.21	12,298	1.17	9,259	1.16	8,386	1.29
Net loans receivable	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%
___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $140.0 million, $102.2 million, $82.0 million, $63.8 million and $53.0 million as of June 30, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Commercial business loan balances included agricultural equipment and production loans of $85.7 million, $73.3 million, $57.9 million, $53.4 million and $47.4 million as of June 30, 2017, 2016, 2015, 2014 and 2013, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$189,054	13.53%	$172,901	15.23%	$171,479	16.28%	$136,357	17.01%	$111,520	17.23%
Commercial real estate	476,132	34.06	356,613	31.41	313,361	29.75	211,833	26.44	156,349	24.16
Construction	89,542	6.40	58,330	5.14	51,973	4.94	38,928	4.86	26,788	4.14
Consumer	26,305	1.88	21,338	1.88	22,973	2.18	17,233	2.15	12,641	1.95
Commercial business	137,613	9.85	137,426	12.10	127,017	12.06	86,961	10.86	72,739	11.24
Total fixed-rate loans	918,646	65.72	746,608	65.76	686,803	65.21	491,312	61.32	380,037	58.72
Adjustable-Rate Loans:
Residential real estate	253,409	18.13	220,073	19.38	205,986	19.56	167,544	20.91	122,368	18.91
Commercial real estate	127,790	9.14	95,439	8.41	91,359	8.67	96,686	12.07	85,955	13.28
Construction	17,240	1.23	19,039	1.68	17,231	1.64	1,810	0.23	3,937	0.61
Consumer	37,346	2.67	25,203	2.22	23,797	2.26	17,990	2.25	15,775	2.44
Commercial business	109,571	7.85	64,619	5.68	64,869	6.16	54,112	6.76	58,129	8.98
Total adjustable-rate loans	545,356	39.02	424,373	37.37	403,242	38.29	338,142	44.22	286,164	44.22
Total loans	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50	829,454	103.54	666,201	102.94
Less:
Undisbursed loans in process	50,740	3.63	21,779	1.92	24,688	2.34	19,261	2.40	10,792	1.67
Net deferred loan fees	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)	(143)	(0.02)
Allowance for loan loss	15,538	1.11	13,791	1.21	12,298	1.17	9,259	1.16	8,386	1.29
Net loans receivable	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%	$647,166	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2017, residential loans secured by one- to four-family residences totaled $311.0 million, or 24.1% of net loans receivable.
The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2017, the Bank originated $34.5 million of ARM loans and $27.1 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank's portfolio. An additional $33.1 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's market area.
The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank charges an additional 50-75 basis points, but does not require private mortgage insurance. At June 30, 2017, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $74.5 million. For fiscal years ended June 30, 2017, 2016, 2015, 2014 and 2013, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $25.0 million, $16.5 million, $24.3 million, $13.6 million and $13.8 million, respectively, totaling $93.2 million. The remaining balance of those loans at June 30, 2017, was $59.4 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.
Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2017, one- to four-family loans with a fixed rate totaled $147.5 million, and had a weighted-average maturity of 106 months.
The Bank currently originates one- to four-family adjustable rate mortgage ("ARM") loans, which adjust annually, after an initial period of one, three, five, or seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2017, one- to four-family loans tied to the CMT index totaled $131.5 million. One- to four-family loans tied to other indices totaled $36.1 million.
In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2017 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.
The Bank also originates loans secured by multi-family residential properties that are often located outside the Company's primary market area, but made to borrowers who operate within the primary market area. At June 30, 2017, the Bank had $151.6 million, or 10.9% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 27 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate "floor" and "ceiling" in these loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.
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
Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), shopping centers, retail establishments, nursing homes and other healthcare related facilities, and other businesses generally located in the Bank's market area. At June 30, 2017, the Bank had $603.9 million in commercial real estate loans, which represented 43.2% of net loans receivable. Of this amount, $140.0 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Bank expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio.
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
Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2017, the Bank had $106.8 million, or 7.6% of net loans receivable in construction loans outstanding.
Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2017, $41.7 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $8.3 million was for speculative construction), $20.1 million of which were secured by multi-family residential real estate, and $44.9 million of which were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate.
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
Consumer Lending. The Bank offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile homes and loans secured by deposits. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2017, the Bank's consumer loan portfolio totaled $63.7 million, or 4.6% of net loans receivable.
Home equity loans represented 55.3% of the Bank's consumer loan portfolio at June 30, 2017, and totaled $35.2 million, or 2.5% of net loans receivable.
Home equity lines of credit (HELOCs) are secured with a deed of trust and are generally issued for up to 90% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are generally secured by stronger collateral than other consumer loans and because of the adjustable rate structure, present less interest rate risk to the Bank.
Automobile loans represented 10.0% of the Bank's consumer loan portfolio at June 30, 2017, and totaled $6.4 million, or 0.46% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.
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
Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2017, the Bank had $247.2 million in commercial business loans outstanding, or 17.7% of net loans receivable. Of this amount, $85.7 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to continue to maintain the current percentage of commercial business loans in its total loan portfolio.
The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $137.6 million in fixed rate and $109.6 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.
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
Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2017. Commitments to extend credit totaled $251.9 million at June 30, 2017.
	Less Than 1 Year	1-3 Years	4-5 Years		More Than 5 Years		Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$38,125	$5,513	$	---	$	---	$43,637
Certificates of deposit	326,638	162,810		47,612		---	537,060
Total	$364,762	$168,323		$47,612	$	---	$580,697

	Less Than 1 Year	1-3 Years	4-5 Years		More Than 5 Years		Total
	(Dollars in thousands)

Construction loans in process	$50,740	$ ---	$	---	$	---	$50,740
Other commitments	159,937	14,818		6,677		19,729	201,161
	$210,677	$14,818		$6,677		$19,729	$251,901

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2017, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.
	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Residential real estate	$184,542	$203,794	$26,345	$27,782	$442,463
Commercial real estate	188,324	329,236	83,509	2,853	603,922
Construction	97,756	7,904	1,122	---	106,782
Consumer	44,036	18,936	629	50	63,651
Commercial business	146,575	83,969	10,318	6,322	247,184
Total loans	$661,233	$643,839	$121,923	$37,007	$1,464,002

As of June 30, 2017, loans with a maturity date after June 30, 2018, with fixed interest rates totaled $658.1 million, and loans with a maturity date after June 30, 2018, with adjustable rates totaled $144.7 million.
Loan Originations, Sales and Purchases
Generally, all loans are originated by the Bank's staff, who are salaried loan officers. All loan officers are eligible for bonuses based on production, market performance, and credit quality. Certain lenders, in particular, those originating higher volume of residential loans for sale on the secondary market, may earn a relatively higher percentage of their total compensation through bonuses. Loan applications are generally taken and processed at each of the Bank's full-service locations, and the Bank in recent years began processing online applications for single-family residential loans. The Bank also offers secondary market loans to its customers.
While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2017, the Bank originated $494.9 million of loans, compared to $425.9 million and $391.2 million, respectively, in fiscal 2016 and 2015. Of these loans, mortgage loan originations were $399.2 million, $334.2 million and $276.0 million in fiscal 2017, 2016 and 2015, respectively. Increases in originations over recent periods is attributed primarily to an expanded market area and customer base following recent acquisitions.
From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2017, the Bank purchased $6.5 million of new loan participations. At June 30, 2017, loan participations totaled $12.5 million, or 0.89% of net loans receivable. At June 30, 2017, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2017	2016	2015
		(Dollars in thousands)

Total loans at beginning of period	$1,170,981	$1,090,045	$829,454

Loans originated:
One- to four-family residential	94,733	78,356	66,876
Multi-family residential and
commercial real estate	235,427	179,253	142,147
Construction loans	69,087	76,579	66,975
Commercial business	78,342	76,257	95,438
Consumer and others	17,326	15,416	19,723
Total loans originated	494,915	425,861	391,159

Loans purchased:
Total loans purchased (1)	158,808	5,760	198,083

Loans sold:
Total loans sold	(56,131)	(22,898)	(16,556)

Principal repayments	(295,615)	(319,510)	(303,625)
Participation principal repayments	(7,758)	(7,621)	(6,123)

Foreclosures	(1,198)	(656)	(2,347)
Net loan activity	293,021	80,936	260,591

Total loans at end of period	$1,464,002	$1,170,981	$1,090,045
______________
(1)
Amount reported in fiscal 2017 includes the Company's acquisition of loans from the Capaha acquisition recorded at a $152.2 million fair value. Amount reported in fiscal 2015 includes the Company's acquisition of loans from the Peoples acquisition recorded at a $190.4 million fair value.

Loan Commitments
The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $251.9 million at June 30, 2017. See Note 14 of Notes to the Consolidated Financial Statements contained in Item 8.
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
The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2017.
	Loans Delinquent For:				Total Loans
	60-89 Days		90 Days and Over		Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	4	$148	9	$676	13	$824
Commercial real estate	---	---	---	---	---	---
Construction	---	---	3	711	3	711
Consumer	4	16	6	134	10	150
Commercial Business	2	53	9	426	11	479
Totals	10	$217	27	$1,947	37	$2,164

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

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.
	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$1,263	$2,676	$2,202	$444	$414
Construction	35	388	133	---	---
Commercial real estate	960	1,797	1,271	673	157
Consumer	158	160	88	58	24
Commercial business	409	603	63	91	842
Total	2,825	5,624	3,757	1,266	1,437

Loans 90 days past due accruing interest:
Residential real estate	59	---	---	106	---
Construction	---	---	---	---	---
Commercial real estate	---	---	---	18	---
Consumer	13	7	34	6	---
Commercial business	329	31	11	---	---
Total	401	38	45	130	---

Total nonperforming loans	3,226	5,662	3,802	1,396	1,437

Nonperforming investments	---	---	---	---	125
Foreclosed assets held for sale:
Real estate owned	3,014	3,305	4,440	2,912	3,030
Other nonperforming assets	86	61	64	65	46
Total nonperforming assets	$6,326	$9,028	$8,306	$4,373	$4,638

Total nonperforming loans to net loans	0.23%	0.50%	0.36%	0.17%	0.22%
Total nonperforming loans to total assets	0.19%	0.40%	0.29%	0.14%	0.18%
Total nonperforming assets to total assets	0.37%	0.64%	0.64%	0.43%	0.58%

At June 30, 2017, troubled debt restructurings (TDRs) totaled $11.2 million, of which $338,000 was considered nonperforming and was included in the nonaccrual loan total above. The remaining $10.9 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2016, TDRs totaled $8.4 million, of which $2.3 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2017, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.
Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2017, the Company's balance of real estate owned totaled $3.0 million and included $731,000 residential properties and $2.3 million non-residential properties.
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
On the basis of management's review of the assets of the Company, at June 30, 2017, classified assets totaled $17.5 million, or 1.02% of total assets as compared to $16.0 million, or 1.14% of total assets at June 30, 2016. Of the amount classified as of June 30, 2017, $16.9 million was considered substandard, and $600,000 was considered doubtful. Included in classified assets at June 30, 2017, were various loans totaling $13.3 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on classified loans); foreclosed real estate and repossessed assets totaling $3.1 million; and Company investments in pooled trust preferred securities with a book value of $1.1 million. Classified loans are so designated due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt. The investments in pooled trust preferred securities were classified due to concerns about the ability of the pools to generate sufficient cash flows to service the debt. These securities have previously deferred interest payments. Classified loans totaling $2.5 million had been placed on nonaccrual status at June 30, 2017, of which $1.8 million were more than 30 days delinquent. Of the remaining $10.8 million of classified loans, $251,000 were more than 30 days delinquent.
Other Loans of Concern. In addition to the classified assets above, there was also an aggregate of $13.3 million in loans, with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. These loans continued to perform according to terms as of June 30, 2017, but were identified as having elevated risk due to concerns regarding the borrower's ability to continue to generate sufficient cash flows to service the debt.
Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in provisioning for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2017, of $15.5 million, which represented 246% of nonperforming assets as compared to an allowance of $13.8 million, which represented 152% of nonperforming assets at June 30, 2016.
At June 30, 2017, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $1.1 million, as compared to $745,000 at June 30, 2016. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.
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

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Allowance at beginning of period	$13,791	$12,298	$9,259	$8,386	$7,492
Recoveries
Residential real estate	10	5	11	16	4
Construction real estate	1	---	---	---	1
Commercial real estate	20	46	47	1	5
Commercial business	31	15	33	17	8
Consumer	8	8	4	95	16
Total recoveries	70	74	95	129	34

Charge offs:
Residential real estate	211	167	54	169	302
Construction real estate	31	---	---	---	35
Commercial real estate	19	97	9	96	422
Commercial business	337	725	128	59	50
Consumer	65	86	50	578	47
Total charge offs	663	1,075	241	902	856

Net charge offs	(593)	(1,001)	(146)	(773)	(822)
Provision for loan losses	2,340	2,494	3,185	1,646	1,716

Balance at end of period	$15,538	$13,791	$12,298	$9,259	$8,386

Ratio of allowance to total loans outstanding at the end of the period	1.10%	1.20%	1.15%	1.14%	1.28%
Ratio of net charge offs to average loans outstanding during the period	0.05%	0.09%	0.01%	0.10%	0.13%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$3,230	30.22%	$3,247	33.56%	$2,819	34.63%	$2,462	36.64%	$1,810	35.11%

Construction	964	7.30	1,091	6.61	899	6.35	355	4.91	273	4.61

Commercial real estate	7,068	41.25	5,711	38.60	4,956	37.13	4,143	37.19	3,602	36.37

Consumer	757	4.35	738	3.98	758	4.29	519	4.25	472	4.27
Commercial business	3,519	16.88	3,004	17.25	2,866	17.60	1,780	17.01	2,229	19.64

Total allowance for loan losses	$15,538	100.00%	$13,791	100.00%	$12,298	100.00%	$9,259	100.00%	$8,386	100.00%

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
Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders' equity. At June 30, 2017, AFS securities totaled $144.4 million (excluding FHLB and Federal Reserve Bank membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
As of June 30, 2017, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.
Debt and Other Securities. At June 30, 2017, the Company's debt and other securities portfolio totaled $66.1 million, or 3.87% of total assets as compared to $58.0 million, or 4.13% of total assets at June 30, 2016. During fiscal 2017, the Bank had $6.3 million in maturities and $10.4 million in securities purchases. Of the securities that matured, $5.2 million was called for early redemption. At June 30, 2017, the investment securities portfolio included $10.4 million in U.S. government and government agency bonds, of which $8.4 million is subject to early redemption at the option of the issuer, and $50.0 million in municipal bonds, of which $44.1 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $5.7 million in other securities (including pooled trust preferred securities with an estimated fair value of $1.2 million). Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2017, was 45 months. Membership stock held in the FHLB of Des Moines, totaling $3.5 million, FHLB of Chicago totaling $215,000, and the Federal Reserve Bank of St. Louis, totaling $2.4 million, along with equity stock of $533,000 in three correspondent (banker's) banks, was not included in the above totals.
At June 30, 2017, the Company owned four pooled trust preferred securities with an estimated fair value of $1.2 million and a book value of $1.6 million. For three of these securities, the estimated fair value of $824,000 is less than the book value of $1.4 million. The June 30, 2017, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. At December 31, 2008, analysis of the fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for that security, and as of June 30, 2017, the estimated fair value of the security exceeds the new, lower amortized cost basis. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
Mortgage-Backed Securities. At June 30, 2017, mortgage-backed securities ("MBS") totaled $78.3 million, or 4.6%, of total assets, as compared to $71.2 million, or 5.1%, of total assets at June 30, 2016. During fiscal 2017, the Bank had maturities and prepayments of $16.2 million and $21.1 million in purchases of MBS. At June 30, 2017, the MBS portfolio included $51.6 million in fixed-rate MBS, and $26.7 million in fixed rate collateralized mortgage obligations ("CMOs"), all of which passed the Federal Financial Institutions Examination

Council's sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2017, was 47 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.
Investment Securities Analysis
The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.
	At June 30,
	2017		2016		2015
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
			(Dollars in thousands)

U.S. government and government agencies	$10,438	14.34%	$6,517	9.75%	$14,814	22.28%
State and political subdivisions	49,978	68.66	46,185	69.12	42,021	63.21
Other securities	5,725	7.86	5,291	7.92	2,704	4.07
FHLB/FNBB/MIB membership stock	4,295	5.90	6,484	9.70	4,602	6.92
Federal Reserve Bank membership stock	2,357	3.24	2,343	3.51	2,340	3.52
Total	$72,793	100.00%	$66,820	100.00%	$66,481	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2017.
	Available for Sale Securities June 30, 2017
	Amortized Cost	Fair Value	Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$1,986	$1,994	1.83%
Due after 1 year but within 5 years	7,948	7,945	1.66
Due after 5 years but within 10 years	499	499	2.21
Due over 10 years	---	---	---
Total	10,433	10,438	1.71%

State and political subdivisions:
Due within 1 year	1,008	1,016	3.33%
Due after 1 year but within 5 years	8,639	8,741	3.53
Due after 5 years but within 10 years	16,333	16,557	3.70
Due over 10 years	23,079	23,664	3.85
Total	49,059	49,978	3.73%

Other securities:
Due within 1 year	---	---	---%
Due after 1 year but within 5 years	67	67	1.92
Due after 5 years but within 10 years	3,992	4,084	5.44
Due over 10 years	1,958	1,574	1.91
Total	6,017	5,725	4.25%

No stated maturity:
FHLB/FNBB/MIB membership stock	4,295	4,295	2.10%
Federal Reserve Bank membership stock	2,357	2,357	6.00
Total	6,652	6,652	3.48%

Total debt and other securities	$72,161	$72,793	3.46%

The following table sets forth certain information at June 30, 2017 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.
At June 30, 2017
(Dollars in thousands)
Amounts due:
Within 1 year	$ ---
After 1 year through 3 years	200
After 3 years through 5 years	776
After 5 years	77,112
Total	$78,088

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2017, which have fixed, floating, or adjustable interest rates.
At June 30, 2017
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$78,088
Adjustable	---
Total	$78,088

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.
	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$21,380	$21,489	$23,298	$23,799	$24,371	$24,586
GNMA certificates	1,437	1,449	1,814	1,856	2,230	2,248
FNMA certificates	28,457	28,628	28,292	28,931	32,391	32,668
Collateralized mortgage obligations issued by government agencies	26,814	26,709	16,489	16,645	10,491	10,552
Total	$78,088	$78,275	$69,893	$71,231	$69,483	$70,054

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
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits as of June 30, 2017:
As of June 30, 2017
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Non-interest Bearing	$100	$186,203	12.79%
0.72	None	NOW Accounts	100	479,488	32.94
0.34	None	Savings Accounts	100	147,247	10.12
0.37	None	Money Market Deposit Accounts	1,000	105,599	7.25

		Certificates of Deposit
0.78	6 months or less	Fixed Rate/Term	1,000	39,732	2.73
0.54	6 months or less	IRA Fixed Rate/Term	1,000	2,057	0.14
0.89	7-12 months	Fixed Rate/Term	1,000	146,158	10.04
0.65	7-12 months	IRA Fixed Rate/Term	1,000	16,550	1.14
1.18	13-24 months	Fixed Rate/Term	1,000	142,731	9.81
0.94	13-24 months	IRA Fixed Rate/Term	1,000	16,563	1.13
1.26	25-36 months	Fixed Rate/Term	1,000	37,542	2.58
1.13	25-36 months	IRA Fixed Rate/Term	1,000	5,463	0.38
1.68	48 months and more	Fixed Rate/Term	1,000	108,378	7.45
1.72	48 months and more	IRA Fixed Rate/Term	1,000	21,886	1.50
				$1,455,597	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2017. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.
Maturity Period	Amount
(Dollars in thousands)

Three months or less	$55,620
Over three through six months	59,033
Over six through twelve months	92,029
Over 12 months	135,850
Total	$342,532

Time Deposits by Rates
The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.
	At June 30,
	2017	2016	2015
	(Dollars in thousands)

0.00 - 0.99%	$200,868	$205,387	$234,845
1.00 - 1.99%	296,964	162,180	124,608
2.00 - 2.99%	36,228	28,135	30,613
3.00 - 3.99%	---	20	5,987
4.00 - 4.99%	---	---	---
5.00 - 5.99%	3,000	3,001	5,985

Total	$537,060	$398,723	$402,038

The following table sets forth the amount and maturities of all time deposits at June 30, 2017.
	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 – 0.99%	$184,096	$15,405	$988	$79	$300	$200,868	37.40%
1.00 – 1.99%	130,839	105,861	27,883	16,889	15,493	296,965	55.29
2.00 - 2.99%	8,703	1,262	11,411	5,452	9,399	36,227	6.75
3.00 - 3.99%	---	---	---	---	---	---	---
4.00 - 4.99%	---	---	---	---	---	---	---
5.00 - 5.99%	3,000	---	---	---	---	3,000	0.56

Total	$326,638	$122,528	$40,282	$22,420	$25,192	$537,060	100.00%

Deposit Flow
The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.
	At June 30,
	2017			2016			2015
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$186,203	12.79%	$54,207	$131,996	11.78%	$14,525	$117,471	11.13%	$49,359
NOW checking	479,488	32.94	83,383	396,105	35.34	60,008	336,097	31.85	64,941
Savings accounts	147,247	10.12	31,533	115,714	10.33	(16,170)	131,884	12.50	36,557
Money market deposit	105,599	7.25	27,444	78,155	6.97	10,403	67,752	6.42	39,719
Fixed-rate certificates which mature(1):
Within one year	326,638	22.44	80,734	245,904	21.94	618	245,286	23.24	37,919
Within three years	162,810	11.19	59,011	103,799	9.26	(11,184)	114,983	10.90	36,536
After three years	47,612	3.27	(1,408)	49,020	4.38	7,251	41,769	3.96	4,410
Variable-rate certificates which mature: Within one year	---	---	---	---	---	---	---	---	---
Within three years	---	---	---	---	---	---	---	---	---
Total	$1,455,597	100.00%	$334,904	$1,120,693	100.00%	$65,451	$1,055,242	100.00%	$269,441
___________________________
(1)   At June 30, 2017, 2016 and 2015, certificates in excess of $100,000 totaled $342.5 million, $234.5 million and $225.2 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.
	At June 30,
	2017	2016	2015
	(Dollars in thousands)

Beginning Balance	$1,120,693	$1,055,242	$785,801

Net increase before interest credited	326,432	58,044	262,582
Interest credited	8,472	7,407	6,859
Net increase in deposits	334,904	65,451	269,441

Ending balance	$1,455,597	$1,120,693	$1,055,242

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
Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2017, the Bank had $43.6 million in FHLB advances, of which $20.0 million was weekly repurchase agreement borrowings, and another $23.6 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years. In order for the Bank to borrow from the FHLB, it has pledged $579.3 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $85.4 million) and has purchased $3.5 million in FHLB stock. At June 30, 2017, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $251.8 million, as compared to $138.2 million at June 30, 2016.
Additionally, the Bank is approved to borrow from the Federal Reserve Bank's discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the "discount rate" set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2017, the Bank was approved to borrow up to $143.9 million through the discount window, but no balance was outstanding.
Also classified as borrowings are the Bank's securities sold under agreements to repurchase ("repurchase agreements"). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources. The Bank views repurchase agreements with local entities as a stable funding source. At June 30, 2017, the Bank had outstanding $10.2 million in repurchase agreements, as compared to $27.1 million at June 30, 2016.
Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2017, the current rate was 4.02%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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
In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2017, the carrying value was $2.6 million, and bore interest at a current coupon rate of 3.70% and an effective rate of 5.41%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2017, the carrying value was $5.0 million and bore interest at a current coupon rate of 3.05% and an effective rate of 5.31%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2017	2016	2015
		(Dollars in thousands)
Year end balances
Short-term FHLB advances	$20,000	$69,750	$23,500
Securities sold under agreements to repurchase	10,212	27,085	27,332
	$30,212	$96,835	$50,832

Weighted average rate at year end	1.02%	0.45%	0.38%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:
	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
FHLB advances
Daily average balance	$96,065	$65,273	$80,415
Weighted average interest rate	1.18%	1.95%	1.59%
Maximum outstanding at any month end	$140,361	$100,993	$118,067

Securities sold under agreements to repurchase
Daily average balance	$22,198	$27,387	$25,443
Weighted average interest rate	0.43%	0.44%	0.46%
Maximum outstanding at any month end	$28,825	$31,575	$28,198

Subordinated Debt
Daily average balance	$14,800	$14,705	$14,112
Weighted average interest rate	4.37%	3.86%	3.63%
Maximum outstanding at month end	$14,848	$14,753	$14,658

Subsidiary Activities

The Bank has three subsidiaries, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2017, and is currently inactive, and SB Corning, LLC and SB Real Estate Investments, LLC both active subsidiaries. SB Corning, LLC represents a $1.4 million investment in a limited partnership formed for the purpose of generating low income housing tax credits. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2017, SB Real Estate Investments, LLC held assets of $447.2 million, while Southern Bank Real Estate Investments, LLC held assets of $435.3 million.

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
The following selected aspects of the Dodd-Frank Act are related to the operations of the Bank:
•
The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the FRB, has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to Federal consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

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
Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice, and in other circumstances. The FRB as the primary federal regulator of the Company and the Bank has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.
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
Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2017, the Bank was in compliance with these reserve requirements.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2017, the Bank had $3.5 million in FHLB stock, which was in compliance with this requirement. The Bank received $151,000 and $99,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2017 and 2016, respectively.
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
Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC. The general insurance limit is $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against a member bank of the FRB after giving the FRB an opportunity to take such action.
The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio (the ratio of the net worth of the DIF to aggregate insured deposits). The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The  FDIC is required to offset the effect of the increase in the reserve ratio on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.
Implementing the Dodd-Frank Act requirement that the FDIC's deposit insurance assessments be based on assets instead of deposits, the FDIC has issued rules specifying that specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity. generally Effective for the quarter beginning July 1, 2016, the assessment rates for an institution with assets of less than $10 billion will range from 3 to 30 basis points, based on the institution's weighted average CAMELS component ratings and certain financial ratios. These rates are subject to downward adjustment (not below 1.5 basis points) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment based on its holdings of unsecured debt issued by other insured institutions. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments. To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period, and smaller institutions will receive certain credits when the reserve ratio reaches 1.38%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter ended June 30, 2017, was 0.54 basis points (annualized) of assessable deposits.
Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for depository institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. In connection with the capital rules discussed under "Capital Rules" below, an institution is deemed to be "well capitalized" if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has (i) a total risk-based capital ratio of 8.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 4.5% or more, (iii) a Tier 1 risk-based capital ratio of 6.0% or more, and (iv) a leverage ratio of 4.0% or more and does not meet the definition of "well capitalized;"  "undercapitalized" if it has (i) a total risk-based capital ratio that is less than 8.0%, (ii) a common equity Tier 1 risk-based capital ratio that is less than 4.5%, (iii) a Tier 1 risk-based capital ratio that is less than 6.0%, or (iv) a leverage ratio that is less than 4.0%;  "significantly undercapitalized" if it has (i) a total risk-based capital ratio that is less than 6.0%, (ii) a common equity Tier 1 risk-based capital ratio that is less than 3.0%, (iii) a Tier 1 risk-based capital ratio that is less than 4.0%, or (iv) a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
A federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if it determines, after notice and opportunity for hearing, that the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings, liquidity or sensitivity to market risk. (The agency may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.) An institution that is not well capitalized is subject to certain restrictions on its deposit rates.
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
The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, or the parent bank holding company of such an institution, to take one or more of the following actions:  (i) sell enough voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exemption of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) require dismissal of any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) employ qualified senior executive officers; (xi) cease acceptance of deposits from correspondent depository institutions; (xii) divest the institution or certain non-depository holding company subsidiaries which pose a danger to the institution, or divest certain subsidiaries of the institution; (xiii) obtain prior FRB approval for payment of dividends by the parent bank holding company; and (xiv) any other action which the agency determines would better carry out the purposes of the prompt corrective action provision and request the institution to take.
A critically undercapitalized institution is subject to further restrictions and to appointment of a receiver or conservator 90 days after becoming critically undercapitalized unless the FDIC and, in the case of a state member Bank, the FRB concur that other action better serves the purposes of the prompt corrective action provisions.
At June 30, 2017, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.
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
The federal banking agencies have announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.
Guidance on Commercial Real Estate Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank's total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank's total capital and an increase in the bank's commercial real estate portfolio of 50% or more during the prior 36 months.
Capital Rules. The regulatory capital ratios of the federal banking agencies implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. The capital regulations became effective January 1, 2015 (with some provisions transitioned into full effectiveness over two to four years). The new requirements created a new ratio for common equity Tier 1 ("CET1") capital, increased the leverage and Tier 1 capital ratios, changed the risk-weights of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the minimum capital ratios, and changed what qualifies as regulatory capital.
Under the new requirements, the minimum capital ratios are: a ratio of CET1 capital to total risk-weighted assets of 4.5%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of total capital to risk-weighted assets of 8.0%, and a leverage ratio of 4.0%. The new requirements apply to the Bank and the Company.
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
In addition to the minimum CET1, Tier 1, and total capital ratios, Southern Bank and the Company must maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above each of the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. The capital conservation buffer requirement is phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year by that amount until fully implemented in January 2019. If the Company or the Bank fails to meet the buffer requirement, it will be subject to restrictions on the payment of dividends or discretionary bonuses and repurchases of stock.
As of June 30, 2017, Southern Bank and the Company meet all these new requirements, including the full 2.5% capital conservation buffer, as if phased-in requirements had been fully in effect on that date.
Activities and Investments of Insured State-Chartered Banks. Subject to certain regulatory exceptions, the FDIA and FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the Deposit Insurance Fund and that the bank is in compliance with applicable regulatory capital requirements.
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
Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending to or otherwise engaging in transactions with the Company (or any other affiliate), generally limiting such transactions with an affiliate to 10% of the Bank's capital and surplus and limiting all such transactions with all affiliates to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.
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
Bank Holding Company Regulation. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act ("BHCA"). As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its non-banking affiliates are subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of financial strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the Dodd-Frank Act, this policy is codified and rules to implement it are to be established. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.
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

PERSONNEL
As of June 30, 2017, the Company had 352 full-time employees and 38 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.
EXECUTIVE OFFICERS
Greg A. Steffens, the Company's President and Chief Executive Officer, has been with us since 1998. He was hired in 1998 as Chief Financial Officer and was appointed President and CEO in 1999. He has over 27 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision.
Matthew T. Funke, the Company's Chief Financial Officer, joined our Company in 2003. He has more than 18 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly.
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
Lora L. Daves, the Company's Chief Risk Officer, has worked for us since 2006. Ms. Daves is responsible for the oversight of the Company's internal audit, loan review, and compliance functions. Ms. Daves also oversees the Company's quarterly stress testing of its commercial real estate portfolio and the credit analysis of proposed new credits. Ms. Daves served as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 28 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves' responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves' experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager.
Mark E. Hecker, the Company's Chief Credit Officer, has worked for us since January 23, 2017. Mr. Hecker is responsible for administration of the Company's credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio's credit quality. Mr. Hecker has over 27 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee's Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner.
William D. Hribovsek served as our Chief Lending Officer from 2006 until June 30, 2017. The Company announced May 16, 2017, that Mr. Hribovsek would be retiring as Chief Lending Officer, but would remain employed in his role as a Regional President for the Bank's east region. As a Regional President, Mr. Hribovsek is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Hribovsek has been with us since 1999, having joined the Company as its senior commercial lender. He has over 37 years banking experience. Prior to joining the Company, Mr. Hribovsek was employed as a commercial lender from 1979 to 1999 with Commerce Bank of Poplar Bluff, which was since merged with and into Commerce Bank, N.A., a subsidiary of Commerce Bancshares, Inc. (Kansas City, Missouri). While with Commerce Bank, Mr. Hribovsek oversaw the institution's installment loan department for 12 years.

Justin G. Cox is our Regional President for the Bank's west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 14 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution.
Christopher R. ("Robb") Roberts is our Regional President for the Bank's south region. Mr. Roberts joined our Company on August 7, 2017, in this role, in which he will be responsible for loan production activity in the region, and will also provide joint oversight of the deposit-taking operation in the region. Mr. Roberts has more than 20 years banking experience having specialized in credit services, commercial lending, and lending administration. He previously served as Chief Lending Officer for The Citizens Bank (Batesville, Arkansas) from 2008 to 2011, and in the same capacity for First Community Bank (Batesville, Arkansas) from 2011 to 2017. Before that, he was a commercial lender with First Security Bank (Searcy, Arkansas) from 2002 through 2008.

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
We may fail to realize all of the anticipated benefits of our acquisition activities.
The success of our acquisition activities depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the companies in a manner that does not materially disrupt the existing customer relationships of the companies or result in decreased revenues from customers. If we are unable to achieve these objectives, the anticipated benefits of the acquisitions may not be realized fully, if at all, or may take longer to realize than expected.
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

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:
·	the quality, size and diversity of the loan portfolio;

·	evaluation of non-performing loans;

·	historical default and loss experience;

·	historical recovery experience;

·	economic conditions;

·	risk characteristics of the various classifications of loans; and

·	the amount and quality of collateral, including guarantees, securing the loans.

If loan losses exceed the allowance for loan losses, our business, financial condition and profitability may suffer.

If our nonperforming assets increase, our earnings will be adversely affected.
At June 30, 2017 and June 30, 2016, our nonperforming assets were $6.3 million and $9.0 million, respectively, or 0.37% and 0.64% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:
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
Changes in economic conditions, particularly a further economic slowdown in southern Missouri or northern Arkansas, could hurt our business.
Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown. Further deterioration in economic conditions, particularly within our primary market area in southern Missouri and northern Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

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
Our business activities and credit exposure are primarily concentrated in southern Missouri and northern Arkansas. While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans could be affected by the downturn in the residential real estate market. We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Our construction lending exposes us to significant risk.
Our construction loan portfolio, which totaled $106.8 million, or 7.30% of loans, net, at June 30, 2017, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.
Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.
At June 30, 2017, 58.1% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 49.3% of our portfolio at June 30, 2007, in order to improve the yield on our assets. At June 30, 2017, our loan portfolio included $603.9 million of commercial real estate loans and $247.2 million of commercial business loans compared to $77.7 million and $76.1 million, respectively, at June 30, 2007. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower's business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
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
Included in the commercial real estate loans described above are agricultural real estate loans totaling $140.0 million, or 10.0% of our loan portfolio, net, at June 30, 2017. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2007, when these loans totaled $9.1 million, or 2.9% of our loan portfolio.
Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2017, these loans totaled $85.7 million, or 6.2%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2007, when such loans totaled $15.9 million, or 5.1% of our loan portfolio.
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
As we approach thresholds defined in interagency guidance on commercial real estate concentrations, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.
The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see "REGULATION"). For the purposes of this guidance, "commercial real estate" includes, among other types, multifamily residential loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank's total capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank's total capital and the bank's commercial real estate portfolio has increased by 50% or more during the prior 36 months. During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans as a percentage of total regulatory capital for the first time at September 30, 2016, and remained above the threshold for most of the fiscal year, before declining to 271% at June 30, 2017. The Bank's highest level during the fiscal year was 303% at December 31, 2016. The lower level at June 30, 2017, was the result of additional capital invested in the Bank by the Company following the June at-the-market common stock offering completed by the Company, and from additional capital resulting from the acquisition and merger of Tammcorp, Inc., and its bank subsidiary, Capaha Bank, with and into Southern Missouri Bancorp, Inc., while Capaha Bank held a lower percentage of its loans in non-owner occupied commercial real estate loans. The Company's non-owner occupied commercial real estate loans peaked at 293% of total regulatory capital at December 31, 2016, before declining to 256% at June 30, 2017, with this decline also attributable to additional capital provided by the at-the-market common offering completed by the Company in June, as well as the Tammcorp, Inc., acquisition. The Company may again see its non-owner occupied commercial real estate lending grow as a percentage of total regulatory capital, or it may slow the growth of this type of lending activity. Should we continue to grow this category of our loan portfolio, we may incur additional expense to meet the heightened supervisory expectations related to this lending activity. If we slow the growth of commercial real estate loans generally, or particular concentrations of borrowers or categories of properties within that definition, we may be negatively impacted in terms of our asset growth, earnings, leverage, or other targets.
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
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2017, we determined that none of our goodwill or other intangible assets was impaired.
Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2017, our net deferred tax asset was $1.9 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2017. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.
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
Southern Missouri Bancorp, Inc. is an entity separate and distinct from its subsidiary bank, and derives substantially all of its revenue in the form of dividends from the subsidiary. Accordingly, the Company is and will be dependent upon dividends from its subsidiary bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company's right to participate in a distribution of assets upon the subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In addition, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.
If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.
As of June 30, 2017, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a fair value of $14.8 million.
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
Item 1B.     Unresolved Staff Comments

None.

Item 2.     Description of Properties
At June 30, 2017, the Bank operated from its headquarters, 38 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 36 of its other branch offices. The remaining five branches are either leased or partially owned.
For additional information regarding our properties, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Premises and Equipment".
During fiscal 2016, two significant construction projects were completed. The first project provided a facility to serve as a new corporate headquarters and a full service office, in Poplar Bluff, Missouri. Following completion of the project, the Bank's previous headquarters converted to serve as a full-service branch. The second project renovated leased space in a new branch facility in Springfield to replace an existing leased branch. Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers' needs.
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

PART II
Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
 Equity Securities
The common stock of Southern Missouri Bancorp, Inc. is traded under the symbol "SMBC" on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by the Nasdaq. At June 30, 2017, there were 8,591,363 shares of common stock outstanding and approximately 243 common stockholders of record.
	Stock Price		Dividends
2017 Quarters:	High	Low	per Share
Fourth Quarter (ended 6/30/2017)	$35.49	$30.97	$0.100
Third Quarter (ended 3/31/2017)	36.73	31.54	0.100
Second Quarter (ended 12/31/2016)	36.59	24.30	0.100
First Quarter (ended 9/30/2016)	25.20	23.84	0.100

2016 Quarters:
Fourth Quarter (ended 6/30/2016)	$24.86	$22.79	$0.090
Third Quarter (ended 3/31/2016)	24.02	22.95	0.090
Second Quarter (ended 12/31/2015)	24.40	21.26	0.090
First Quarter (ended 9/30/2015)	21.50	18.75	0.090

2015 Quarters:
Fourth Quarter (ended 6/30/2015)	$19.49	$18.44	$0.085
Third Quarter (ended 3/31/2015)	19.95	18.11	0.085
Second Quarter (ended 12/31/2014)	20.57	17.54	0.085
First Quarter (ended 9/30/2014)	18.05	17.40	0.085

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
The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2017.
	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/17 - 06/30/17 period	-	-	-	-
05/01/17 - 05/31/17 period	-	-	-	-
04/01/17 - 04/30/17 period	-	-	-	-

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

The following graph shows a comparison of stockholder return on Southern Missouri Bancorp, Inc.'s common stock with the cumulative total returns for as shown below the graph, which was compiled by S&P Global Market Intellegience, a division of S&P Global, Inc. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Item 6.     Selected Financial Data
(Dollars in thousands)	At June 30,
Financial Condition Data:	2017	2016	2015	2014	2013
Total assets	$1,707,712	$1,403,910	$1,300,064	$1,021,422	$796,391
Loans receivable, net	1,397,730	1,135,453	1,053,146	801,056	647,166
Mortgage-backed securities	78,275	71,231	70,054	58,151	16,714
Cash, interest-bearing deposits
and investment securities	97,674	81,270	78,258	88,658	77,059
Deposits	1,455,597	1,120,693	1,055,242	785,801	632,379
Borrowings	56,849	137,301	92,126	111,033	52,288
Subordinated debt	14,848	14,753	14,658	9,727	7,217
Stockholder's equity	173,083	125,966	132,643	111,111	101,829

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2017	2016	2015	2014	2013
Interest income	$61,488	$56,317	$55,301	$40,471	$36,291
Interest expense	10,366	9,365	8,766	7,485	7,501

Net interest income	51,122	46,952	46,535	32,986	28,790
Provision for loan losses	2,340	2,494	3,185	1,646	1,716

Net interest income after
provision for loan losses	48,782	44,458	43,350	31,340	27,074

Noninterest income	11,084	9,758	8,659	6,132	4,468
Noninterest expense	38,252	32,686	32,285	23,646	17,521

Income before income taxes	21,614	21,530	19,724	13,826	14,021
Income taxes	6,062	6,682	6,056	3,745	3,954
Net Income	15,552	14,848	13,668	10,081	10,067

Less: charge for early redemption of preferred
stock issued at a discount	---	---	---	---	---
Less: effective dividend on preferred stock	---	85	200	200	345
Net income available to common stockholders	$15,552	$14,763	$13,468	$9,881	$9,722
Basic earnings per share available to
common stockholders(2)	$2.08	$1.99	$1.84	$1.49	$1.48
Diluted earnings per share available to
common stockholders(2)	$2.07	$1.98	$1.79	$1.45	$1.44
Dividends per share(2)	$0.40	$0.36	$0.34	$0.32	$0.30

	At June 30,
Other Data:	2017	2016	2015	2014	2013
Number of:
Real Estate Loans	6,800	5,554	5,428	4,459	3,637
Deposit Accounts	72,186	60,839	58,927	43,159	31,980
Full service offices	39	33	32	22	17
Limited service offices	3	3	3	3	1
Loan production offices	---	---	---	---	---

	At or for the year ended June 30,
Key Operating Ratios:	2017	2016	2015	2014	2013
Return on assets (net income
divided by average assets)	1.05%	1.11%	1.07%	1.09%	1.32%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	11.70	12.34	12.48	11.55	12.34

Average equity to average assets	8.96	9.40	10.04	11.43	12.92

Interest rate spread (spread between
weighted average rate on all interest-earning
assets and all interest-bearing liabilities)	3.64	3.69	3.81	3.68	3.85

Net interest margin (net interest income as a
percentage of average interest-earning assets	3.74	3.80	3.92	3.81	4.02

Noninterest expense to average assets	2.58	2.45	2.53	2.56	2.29

Average interest-earning assets to
average interest-bearing liabilities	113.13	114.38	115.39	114.26	116.68

Allowance for loan losses to gross loans(1)	1.10	1.20	1.15	1.14	1.28

Allowance for loan losses to
nonperforming loans(1)	481.65	243.66	323.35	663.37	583.41

Net charge-offs (recoveries) to average
outstanding loans during the period	0.05	0.09	0.01	0.10	0.13

Ratio of nonperforming assets
to total assets(1)	0.37	0.64	0.64	0.43	0.58

Common shareholder dividend payout ratio
(common dividends as a percentage of
earnings available to common shareholders	19.14	18.12	18.69	21.44	20.31
(1)	At end of period
(2)	All share and per share amounts have been adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid January 30, 2015.

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
Southern Bank's operations are significantly influenced by general economic conditions including monetary and fiscal policies of the U.S. government and the FRB. Additionally, Southern Bank is subject to policies and regulations issued by financial institution regulatory agencies including the FRB, the Missouri Division of Finance, and the FDIC. Each of these factors may influence interest rates, loan demand, prepayment rates and deposit flows. Interest rates available on competing investments as well as general market interest rates influence the Bank's cost of funds. Lending activities are affected by the demand for real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. Lending activities are funded through the attraction of deposit accounts consisting of checking accounts, passbook and statement savings accounts, money market deposit accounts, certificate of deposit accounts with terms of 60 months or less, securities sold under agreements to repurchase, advances from the FHLB of Des Moines, and, to a lesser extent, brokered deposits. The Bank intends to continue to focus on its lending programs for one- to four-family residential real estate, commercial real estate, commercial business and consumer financing on loans secured by properties or collateral located primarily in Missouri and Arkansas.
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
A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk of probable losses and to assign risk grades. The primary responsibility for this review rests with the loan administration personnel. This review is supplemented with periodic examinations of both selected credits and the credit review process by applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.
Loans are considered impaired if, based on current information and events, it is probable that Southern Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral for collateral-dependent loans. If the loan is not collateral-dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. In measuring the fair value of the collateral, management uses the assumptions (i.e., discount rates) and methodologies (i.e., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Impairment identified through this evaluation process is a component of the allowance for loan losses. If a loan is not considered impaired, it is grouped together with loans having similar characteristics (i.e., the same risk grade), and an allowance for loan losses is based upon a quantitative factor (historical average charge-offs for similar loans over the past one to five years), and qualitative factors such as changes in lending policies; national, regional, and local economic conditions; changes in mix and volume of portfolio; experience, ability, and depth of lending management and staff; entry to new markets; levels and trends of delinquent, nonaccrual, special mention, and classified loans; concentrations of credit; changes in collateral values; agricultural economic conditions; and regulatory risk. For portfolio loans that are evaluated for impairment as part of homogenous pools, an allowance is maintained based upon similar quantitative and qualitative factors. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for losses on loans.

FINANCIAL CONDITION
General. The Company experienced balance sheet growth in fiscal 2017, with total assets of $1.7 billion at June 30, 2017, reflecting an increase of $303.8 million, or 21.6%, as compared to June 30, 2016. Asset growth was funded through deposit growth, and was due in large part to the June 2017 acquisition of Tammcorp, Inc., the parent Company of Capaha Bank (the "Capaha Acquisition").
Cash and equivalents. Cash and cash equivalents were $30.8 million at June 30, 2017, up $8.2 million, or 36.5%, as compared to June 30, 2016, with the change attributed primarily to the Capaha Acquisition. Interest-bearing time deposits were $747,000 at June 30, 2017, up $24,000, or 3.3%, over the same time period.
Investments. Available-for-sale (AFS) securities were $144.4 million at June 30, 2017, an increase of $15.2 million, or 11.8%, as compared to June 30, 2016. The increase was attributable primarily to the Capaha Acquisition, which included securities balances totaling $9.9 million, as well as additional investments made by the Company during the fiscal year. By category, mortgage-backed U.S. government-sponsored entity (GSE) residential securities, other GSE obligations, and obligations of state and political subdivisions saw significant increases.

Loans. Loans, net of the allowance for loan losses, were $1.4 billion at June 30, 2017, up $262.3 million, or 23.1%, as compared to June 30, 2016. The increase was attributable primarily to the Capaha Acquisition, which included loan balances totaling $152.2 million, at fair value. Inclusive of the acquisition, loan growth was noted in commercial real estate loans, residential real estate loans, and commercial loans. The increase in commercial real estate loan balances was attributable primarily to the origination and acquisition of loans secured by nonresidential improved property and agricultural real estate. The increase in residential real estate loan balances was attributable primarily to acquired loans secured by 1-4 family property, and origination and acquisition of loans secured by multifamily real estate. The increase in commercial loan balances was attributable to origination and acquisition of commercial and industrial loans, as well as the acquisition of agricultural operating and equipment loans.
Allowance for Loan Losses. The allowance for loan losses was $15.5 million at June 30, 2017, an increase of $1.7 million, or 12.7%, as compared to June 30, 2016. The allowance represented 1.10% of gross loans receivable at June 30, 2017, as compared to 1.20% of gross loans receivable at June 30, 2016. The decrease in the allowance as a percentage of gross loans receivable was attributable to the Capaha Acquisition, in which loans subject to purchase accounting, which the Company carries at fair value instead of establishing an allowance for loan losses, were added to the portfolio late in the fiscal year. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2017 and 2016.
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
The following table sets forth the Company's historical net charge offs as of June 30, 2017:
	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.04%	0.05%
Construction	0.05	0.03
Commercial	0.00	0.03
Consumer loans	0.16	0.22
Commercial loans	0.13	0.19

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2017, these qualitative factors included:
•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:
	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2017	June 30, 2016
Real estate loans:
Residential	0.73%	0.75%
Construction	1.73	1.85
Commercial	1.33	1.32
Consumer loans	1.36	1.40
Commercial loans	1.37	1.35

At June 30, 2017, the amount of our allowance for loan losses attributable to these qualitative factors increased to approximately $13.8 million, as compared to $12.3 million at June 30, 2016, primarily due to the increase in loan balances, in particular, loan balances subject to allowance methodology. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were little changed, on balance.
 Premises and Equipment. Premises and equipment increased to $54.2 million, up $7.2 million, or 15.4%, as compared to June 30, 2016. The increase was due primarily to facilities added through the Capaha Acquisition.
BOLI. The Bank has purchased "key person" life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain bank acquisitions. In fiscal 2017, the Bank acquired BOLI with a cash surrender value of $4.0 million in connection with the Capaha Acquisition. At June 30, 2017, the cash surrender value of all such policies had increased to $34.3 million, up $4.3 million, or 14.2%, as compared to June 30, 2016.
Intangible Assets. Intangible assets generated as a result of branch acquisitions in fiscal 2000 and the December 2010 assumption of deposits of the former First Southern Bank were fully amortized as of June 30, 2016. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000, which is not amortized, but is tested for impairment at least annually. The October 2013 acquisition of Ozarks Legacy resulted in goodwill of $1.5 million, which is not amortized, but is tested for impairment at least annually, and a $1.4 million core deposit intangible, which is being amortized over a five-year period using the straight-line method. The February 2014 acquisition of Citizens resulted in a $624,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method. The August 2014 Peoples Acquisition resulted in goodwill of $3.0 million, which is not amortized, but is tested for impairment at least annually, and a $3.0 million core deposit intangible, which is being amortized over a six-year period using the straight-line method. The Capaha Acquisition resulted in goodwill of $4.1 million, which is not amortized, but is tested for impairment at least annually, and a $3.4 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method.
Deposits. Deposits were $1.5 billion at June 30, 2017, an increase of $334.9 million, or 29.9%, as compared to June 30, 2016. The increase was attributable in part to the Capaha Acquisition, which included $166.8 million in deposits, at fair value. Inclusive of the acquisition, deposit growth was comprised primarily of certificates of deposit, interest-bearing transaction accounts, and noninterest-bearing transaction accounts. Specifically, the Company's public unit deposits increased $45.8 million (with $12.5 million of this growth attributable to the Capaha Acquisition), brokered certificates of deposit increased $68.0 million (with $18.3 million of this growth attributable to the Capaha Acquisition), and brokered nonmaturity deposits increased $8.0 million. Our discussion of brokered deposits excludes those brokered deposits originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. The average loan-to-deposit ratio for the fourth quarter of fiscal 2017 was 97.7%, as compared to 100.2% for the same period of the prior fiscal year.
Borrowings. FHLB advances were $43.6 million at June 30, 2017, a decrease of $66.6 million, or 60.4%, as compared to June 30, 2016, as the Company repaid $16.5 million in term advances and decreased overnight funding. The decrease was attributable to the increase in deposit balances, including brokered funding and public unit deposits, partially offset by loan growth. Securities sold under agreements to repurchase totaled $10.2 million at June 30, 2017, a decrease of $16.9 million, or 62.3%, as compared to June 30, 2016. The decrease was attributable to several large public unit customers migrating from this product to a reciprocal brokered deposit agreement. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties. In June 2017, the Company entered into a revolving, reducing line of credit with a five-year term, providing available credit of $15.0 million. The line of credit bears interest at a floating rate based on LIBOR, and available credit will be reduced by $3.0 million on each anniversary date of the line of credit. At June 30, 2017, the Company had a drawn balance of $3.0 million.
Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share was issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.6 million at June 30, 2017 and 2016. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.0 million at June 30, 2017 and 2016.
Stockholders' Equity. The Company's stockholders' equity was $173.1 million at June 30, 2017, an increase of $47.1 million, or 37.4%, as compared to June 30, 2016. The increase was attributable to the "at-the-market" offering of the Company's common shares which was conducted in June 2017, the issuance of common shares in the Capaha Acquisition, and the retention of net income, partially offset by payment of dividends on common stock and a decrease in accumulated other comprehensive income.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
Net Income. The Company's net income available to common stockholders for the fiscal year ended June 30, 2017, was $15.6 million, an increase of $789,000, or 5.3%, as compared to the prior fiscal year. Before a dividend on preferred shares of $85,000, net income was $14.8 million for the 2016 fiscal year, and increased by $704,000, or 4.7%, to $15.6 million for fiscal 2017.
Net Interest Income. Net interest income for fiscal 2017 was $51.1 million, an increase of $4.2 million, or 8.9%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 10.5% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin, from 3.80% to 3.74%. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $1.5 million in fiscal 2017, as compared to $1.7 million in fiscal 2016. This component of net interest income contributed an additional 11 basis points to the net interest margin in fiscal 2017, as compared to a contribution of 14 basis points in fiscal 2016. While the Company expects the impact of fair value discount accretion related to the Peoples Acquisition to decline substantially in fiscal 2018, discount accretion recognized related to the Capaha Acquisition will offset that decrease to some degree.
Interest Income. Interest income for fiscal 2017 was $61.5 million, an increase of $5.2 million, or 9.2%, when compared to the prior fiscal year. The increase was due to an increase of $129.7 million, or 10.5%, in the average balance of interest-earning assets, partially offset by a six basis point decrease in the average yield earned on interest-earning assets, from 4.56% in fiscal 2016, to 4.50% in fiscal 2017.
Interest income on loans receivable for fiscal 2017 was $58.0 million, an increase of $5.1 million, or 9.7%, when compared to the prior fiscal year. The increase was due to a $132.0 million increase in the average balance of loans receivable, partially offset by a 10 basis point decline in the average yield earned on loans receivable. The decline in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing in the continued low rate environment, as well as a reduction in the accretion of fair value discount on loans attributable to the Peoples Acquisition, which declined to $1.3 million in fiscal 2017, as compared to $1.5 million in fiscal 2016.
Interest income on the investment portfolio and other interest-earning assets was $3.5 million for fiscal 2017, an increase of $33,000, or 1.0%, when compared to the prior fiscal year. The increase was due to a seven basis point increase in the average yield earned on these assets, partially offset by a $2.3 million decrease in the average balance of these assets.
Interest Expense. Interest expense was $10.4 million for fiscal 2017, an increase of $1.0 million, or 10.7%, when compared to the prior fiscal year. The increase was due to the $126.6 million increase in the average balance of interest-bearing liabilities, partially offset by a one basis point decrease in the average rate paid on interest-bearing liabilities, from 0.87% in fiscal 2016 to 0.86% in fiscal 2017.

Interest expense on deposits was $8.5 million for fiscal 2017, an increase of $1.1 million, or 14.4%, when compared to the prior fiscal year. The increase was due primarily to the $100.5 million increase in the average balance of interest-bearing deposits, combined with a three basis point increase in the average rate paid on those deposits.
Interest expense on FHLB advances was $1.1 million for fiscal 2017, a decrease of $133,000, or 10.4%, when compared to the prior fiscal year. The decrease was due to a $30.8 million decrease in the average balance of FHLB advances, combined with a 76 basis point decrease in the average rate paid on those advances. The decrease in the average rate paid was attributable primarily to the repayment early in the fiscal year of relatively high-cost term advances, combined with an increase in the percentage of total advances outstanding during the year in overnight or other short-term structures with a relatively lower cost.
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
The provision for loan losses was $2.3 million for fiscal 2017, a decrease of $154,000, or 6.2%, as compared to the prior fiscal year. The decrease in provision was attributed to management's analysis of the loan portfolio. In fiscal 2017, net charge offs were $593,000, as compared to $1.0 million for the prior fiscal year. At June 30, 2017, classified loans totaled $13.3 million, or 0.94% of gross loans, as compared to $11.0 million, or 0.96% of gross loans, at June 30, 2016. Classified loans were comprised primarily of commercial and agricultural real estate loans, commercial and agricultural operating loans, and residential real estate loans. All loans so designated were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt.
The above provision was made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2017, is adequate to cover losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.
Noninterest Income. Noninterest income was $11.1 million for fiscal 2017, an increase of $1.3 million, or 13.6%, when compared to the prior fiscal year. The increase was attributed primarily to loan origination fees, bank card interchange income, deposit account service charges, loan servicing fees, increases in the cash value of bank-owned life insurance (BOLI), and net gains realized on the sale of residential loans originated for sale into the secondary market.
Noninterest Expense. Noninterest expense was $38.3 million for fiscal 2017, an increase of $5.6 million, or 17.0%, when compared to the prior fiscal year. The increase in noninterest expense was attributable primarily to increased compensation, occupancy, legal and professional fees, charges to recognize the impairment of fixed assets, expenses attributable to the prepayment of FHLB advances, provisioning for off-balance sheet credit exposures, losses on foreclosed real estate, bank card network expenses, and expenses related to providing debit cards, internet banking, and other deposit services. Fiscal 2017 results included $710,000 in merger-related charges, with no comparable expenses in the prior fiscal year.
Provision for Income Taxes. The Company recorded an income tax provision of $6.1 million for fiscal 2017, a decrease of $620,000 as compared to the prior fiscal year. The effective tax rate for fiscal 2017 was 28.0%, as compared to 31.0% for fiscal 2016. The decrease in the effective tax rate was attributable primarily to formation by the Company of a Real Estate Investment Trust ("REIT") to hold certain qualified assets in order to minimize state tax liability, as well as an increase in tax-advantaged investments, and was partially offset by the inclusion in the current fiscal year's results of some non-deductible expenses related to merger and acquisition activity.

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
The above provision was made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2016, is adequate to cover losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.
Noninterest Income. Noninterest income was $9.8 million for fiscal 2016, an increase of $1.1 million, or 12.7%, when compared to the prior fiscal year. The increase was attributed primarily to non-recurring items related to bank-owned life insurance ($323,000), the Company's ownership of stock in Ozark Trust and Investment Corporation, the acquisition of which by Simmons First National Corporation closed during the fiscal year ($301,000), and the Company's sale of its interest in a low-income housing tax credit (LIHTC) limited partnership ($138,000). The remainder of the change was attributable to increases in bank card interchange income and deposit account service charges, partially offset by reduction in loan late charges and losses on disposition of fixed assets.
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
Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2017, the Bank had outstanding commitments to extend credit of $251.9 million (including $170.4 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $29.6 million at rates ranging from 3.25% to 8.00%, with a weighted-average rate of 4.59%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the year ended June 30, 2017, Southern Missouri increased deposits by $334.9 million, and reduced securities sold under agreements to repurchase and FHLB advances by $16.9 million and $66.6 million, respectively. During the prior year, Southern Missouri increased deposits and FHLB advances by $65.5 million and $45.4 million, respectively, and reduced securities sold under agreements to repurchase by $247,000. At June 30, 2017, the Bank had pledged $579.3 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $295.4 million, of which $43.5 million was advanced, while none was used for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $180.1 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve's discount window for available credit of approximately $143.9 million, as of June 30, 2017, none of which was advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its multifamily residential real estate, home equity, or commercial business loans. In total, FHLB borrowings are generally limited to 35% of Bank assets, or approximately $522.2 million as most recently reported by the FHLB on June 30, 2017, which means that an amount up to $478.7 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.
Liquidity management is an ongoing responsibility of the Bank's management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.
At June 30, 2017, the Bank had $326.6 million in CDs maturing within one year and $928.7 million in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $245.9 million in CDs maturing within one year and $749.1 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2017, the Bank had no overnight advances and $20.0 million in weekly advances from the FHLB, and $23.5 million in FHLB advances eligible for early redemption by the lender within one year.

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
At June 30, 2017, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $167.3 million, $183.9 million and $167.3 million, respectively. The Bank's tier 1 capital represented 10.98% of total adjusted assets and 11.05% of total risk-weighted assets, while total risk-based capital was 12.15% of total risk-weighted assets, and tangible common equity capital was 11.05% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5%.
At June 30, 2017, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $177.7 million, $194.3 million and $163.6 million, respectively. The Company's tier 1 capital represented 11.66% of total adjusted assets and 11.74% of total risk-weighted assets, while total risk-based capital was 12.84% of total risk-weighted assets, and tangible common equity capital was 10.81% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%.
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

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES
The table on the following page sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years indicated. Nonaccrual loans are included with other noninterest-earning assets.
The table also presents information with respect to the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities, or interest rate spread, which financial institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its net yield (or net interest margin) on interest-earning assets, which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

	Years Ended June 30,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans(1)	$975,670	$45,998	4.71%	$865,029	$41,643	4.81%	$805,928	$40,485	5.02%
Other loans(1)	246,335	11,990	4.87	224,930	11,207	4.98	211,907	11,030	5.20
Total net loans	1,222,005	57,988	4.75	1,089,959	52,850	4.85	1,017,835	51,515	5.06
Mortgage-backed securities	72,205	1,496	2.07	66,736	1,467	2.20	76,980	1,674	2.17
Investment securities(2)	67,472	1,975	2.93	67,885	1,965	2.83	71,814	1,996	2.78
Other interest-earning assets	3,427	29	0.83	10,799	35	0.32	19,103	116	0.61
TOTAL INTEREST-
EARNING ASSETS(1)	1,365,109	61,488	4.50	1,235,379	56,317	4.56	1,185,732	55,301	4.66
Other noninterest-earning assets(3)	118,809	---	---	99,463	---	---	88,000	---	---
TOTAL ASSETS	$1,483,918	61,488	---	$1,334,842	56,317	---	$1,273,732	55,301	---
Interest-bearing liabilities:
Savings accounts	$121,734	413	0.34	$121,741	386	0.32	$115,751	384	0.33
NOW accounts	428,201	3,094	0.72	375,355	2,746	0.73	307,928	2,391	0.78
Money market accounts	85,285	313	0.37	75,947	219	0.29	75,860	180	0.24
Certificates of deposit	438,011	4,652	1.06	399,685	4,056	1.01	408,092	3,904	0.96
TOTAL INTEREST-
BEARING DEPOSITS	1,073,231	8,472	0.79	972,728	7,407	0.76	907,631	6,859	0.76
Borrowings:
Securities sold under
agreements to repurchase	22,198	95	0.43	27,387	119	0.44	25,443	117	0.46
FHLB advances	96,065	1,138	1.18	65,273	1,271	1.95	80,415	1,278	1.59
Note payable	363	13	3.67	---	---	---	---	---	---
Junior subordinated debt	14,800	648	4.37	14,705	568	3.86	14,112	512	3.63
TOTAL INTEREST-
BEARING LIABILITIES	1,206,657	10,366	0.86	1,080,093	9,365	0.87	1,027,601	8,766	0.85
Noninterest-bearing
demand deposits	138,881	---	---	125,503	---	---	117,157	---	---
Other liabilities	5,408	---	---	3,764	---	---	1,074	---	---
TOTAL LIABILITIES	1,350,946	10,366	---	1,209,360	9,365	---	1,145,832	8,766	---
Stockholders' equity	132,972	---	---	125,482	---	---	127,900	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,483,918	10,366	---	$1,334,842	9,365	---	$1,273,732	8,766	---
Net interest income		$51,122			$46,952			$46,535
Interest rate spread (4)			3.64%			3.69%			3.81%
Net interest margin (5)			3.74%			3.80%			3.92%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	113.13%			114.38%			115.39%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID
The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.
	At June 30,	For The Year Ended June 30,
	2017	2017	2016	2015
Weighted-average yield on loan portfolio	4.75%	4.75%	4.85%	5.06%
Weighted-average yield on mortgage-backed securities	2.18	2.07	2.20	2.17
Weighted-average yield on investment securities (1)	2.81	2.93	2.83	2.78
Weighted-average yield on other interest-earning assets	1.41	0.83	0.32	0.61
Weighted-average yield on all interest-earning assets	4.53	4.50	4.56	4.66
Weighted-average rate paid on interest-bearing deposits	0.84	0.79	0.76	0.76
Weighted-average rate paid on securities sold under
agreements to repurchase	0.53	0.43	0.44	0.46
Weighted-average rate paid on FHLB advances	2.48	1.18	1.95	1.59
Weighted-average rate paid on note payable	3.63	3.67	---	---
Weighted-average rate paid on subordinated debt	4.70	4.37	3.86	3.63
Weighted-average rate paid on all interest-bearing liabilities	0.94	0.86	0.87	0.85
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.59	3.64	3.69	3.81
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.72	3.74	3.80	3.92
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
	Years Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to				Years Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,120)	$6,392	$(134)	$5,138	$(2,124)	$3,649	$(190)	$1,335
Mortgage-backed securities	(84)	120	(7)	29	21	(222)	(6)	(207)
Investment securities (2)	25	(12)	(3)	10	83	(109)	(5)	(31)
Other interest-earning deposits	55	(24)	(37)	(6)	(55)	(51)	25	(81)
Total net change in income on
interest-earning assets	(1,124)	6,476	(181)	5,171	(2,075)	3,267	(176)	1,016
Interest-bearing liabilities:
Deposits	239	803	23	1,065	(57)	499	106	548
Securities sold under
agreements to repurchase	(2)	(23)	1	(24)	(4)	9	(3)	2
FHLB advances	(497)	599	(235)	(133)	287	(241)	(53)	(7)
Note payable	---	---	13	13	---	---	---	---
Subordinated debt	76	4	---	80	32	22	2	56
Total net change in expense on
interest-bearing liabilities	(184)	1,383	(198)	1,001	258	289	52	599
Net change in net interest income	$(940)	$5,093	$17	$4,170	$(2,333)	$2,978	$(228)	$417
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
In an effort to manage the interest rate risk resulting from fixed rate lending, the Company has utilized longer term (up to 10 year maturities), fixed-rate FHLB advances, which may be subject to early redemption, to offset interest rate risk. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial real estate, commercial business loans, agricultural real estate, and agricultural operating lines, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk, (ii) limiting the price volatility of the investment portfolio by maintaining a relatively short weighted average maturity, (iii) actively soliciting less rate-sensitive nonmaturity deposits, and (iv) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.
The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2017, fixed rate residential loan originations totaled $60.2 million (of which $33.1 million was originated for sale into the secondary market), compared to $50.5 million during the prior year (of which $22.9 million was originated for sale into the secondary market). At June 30, 2017, the fixed-rate residential loan portfolio totaled $147.5 million, with a weighted average maturity of 106 months, compared to $139.9 million with a weighted average maturity of 116 months at June 30, 2016. The Company originated $34.5 million in adjustable rate residential loans during the fiscal year ended June 30, 2017, compared to $27.9 million during the prior fiscal year. At June 30, 2017, fixed rate loans with remaining maturities in excess of 10 years totaled $36.7 million, or 2.6%, of loans receivable, compared to $36.7 million, or 3.2%, of loans receivable, at June 30, 2016. The Company originated $221.8 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2017, compared to $195.5 million during the prior fiscal year. The Company also originated $92.0 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2017, compared to $60.0 million during the prior fiscal year. At June 30, 2017, adjustable-rate home equity lines of credit totaled $35.2 million, compared to $25.1 million as of June 30, 2016. At June 30, 2017, the Company's weighted average life of its investment portfolio was 3.7 years, compared to 3.7 years at June 30, 2016. At June 30, 2017, CDs with original terms of two years or more totaled $248.8 million, compared to $204.7 million at June 30, 2016.

INTEREST RATE SENSITIVITY ANALYSIS
The following table sets forth as of June 30, 2017 and 2016, management's estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.
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

June 30, 2017
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$ 146,140	$ (26,692)	(15)	8.99	-113
+200 bp	154,473	(18,359)	(11)	9.35	-77
+100 bp	162,804	(10,027)	(6)	9.70	-42
0 bp	172,832	---	---	10.12	---
-100 bp	189,720	16,888	10	10.91	79
-200 bp	209,964	37,133	21	11.91	179
-300 bp	215,014	42,182	24	12.16	204

June 30, 2016
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$ 112,689	$ (15,234)	(12)	8.14	-95
+200 bp	118,137	(9,785)	(8)	8.49	-61
+100 bp	122,921	(5,001)	(4)	8.79	-31
0 bp	127,922	---	---	9.10	---
-100 bp	135,662	7,740	6	9.58	48
-200 bp	142,772	14,850	12	10.03	93
-300 bp	149,773	21,850	17	10.46	136

The Company has worked to limit its exposure to rising rates in the current historically low rate environment by (a) increasing the share of funding on its balance sheet obtained from non-maturity transaction accounts, (b) limiting FHLB borrowings  and (c) limiting the duration of its available-for-sale investment portfolio.

Item 8.     Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. ("Company") as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2017.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Missouri Bancorp, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern Missouri Bancorp, Inc.'s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP
Decatur, Illinois
September 13, 2017

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2017 AND 2016
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2017	2016
Assets
Cash and cash equivalents	$30,786	$22,554
Interest-bearing time deposits	747	723
Available for sale securities (Note 2)	144,416	129,224
Stock in FHLB of Des Moines	3,547	6,009
Stock in Federal Reserve Bank of St. Louis	2,357	2,343
Loans receivable, net of allowance for loan losses of $15,538 and $13,791 at June 30, 2017 and June 30, 2016, respectively (Notes 3 and 4)	1,397,730	1,135,453
Accrued interest receivable	6,769	5,512
Premises and equipment, net (Note 5)	54,167	46,943
Bank owned life insurance – cash surrender value	34,329	30,071
Goodwill	8,631	4,556
Other intangible assets, net	6,759	3,295
Prepaid expenses and other assets	17,474	17,227
TOTAL ASSETS	$1,707,712	$1,403,910

Liabilities and Stockholders' Equity
Deposits (Note 6)	$1,455,597	$1,120,693
Securities sold under agreements to repurchase (Note 7)	10,212	27,085
Advances from FHLB of Des Moines (Note 8)	43,637	110,216
Note payable	3,000	-
Accounts payable and other liabilities	6,417	4,477
Accrued interest payable	918	720
Subordinated debt (Note 9)	14,848	14,753
TOTAL LIABILITIES	1,534,629	1,277,944

Commitments and contingencies (Note 15)

Common stock, $.01 par value; 12,000,000 and 10,000,000 shares authorized, respectively, 8,591,363 and 7,437,616 shares issued, respectively, at June 30, 2017 and June 30, 2016	86	74
Additional paid-in capital	70,101	34,432
Retained earnings	102,369	89,798
Accumulated other comprehensive income	527	1,662
TOTAL STOCKHOLDERS' EQUITY	173,083	125,966
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,707,712	$1,403,910

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2017, 2016 AND 2015
Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2017	2016	2015
Interest Income:
Loans	$57,988	$52,850	$51,515
Investment securities	1,975	1,965	1,996
Mortgage-backed securities	1,496	1,467	1,674
Other interest-earning assets	29	35	116
TOTAL INTEREST INCOME	61,488	56,317	55,301
Interest Expense:
Deposits	8,472	7,407	6,859
Securities sold under agreements to repurchase	95	119	117
Advances from FHLB of Des Moines	1,138	1,271	1,278
Notes payable	13	-	-
Subordinated debt	648	568	512
TOTAL INTEREST EXPENSE	10,366	9,365	8,766
NET INTEREST INCOME	51,122	46,952	46,535
Provision for loan losses (Note 3)	2,340	2,494	3,185
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,782	44,458	43,350
Noninterest income:
Deposit account charges and related fees	3,824	3,588	3,456
Bank card interchange income	2,864	2,580	2,294
Loan late charges	432	351	401
Loan servicing fees	397	176	143
Other loan fees	1,146	806	720
Net realized gains on sale of loans	840	641	656
Net realized gains on sale of AFS securities	-	5	6
Earnings on bank owned life insurance	1,135	928	569
Other income	446	683	414
TOTAL NONINTEREST INCOME	11,084	9,758	8,659
Noninterest expense:
Compensation and benefits	19,406	17,769	17,828
Occupancy and equipment, net	8,418	7,132	5,879
Deposit insurance premiums	681	657	686
Legal and professional fees	1,233	576	897
Advertising	1,102	932	904
Postage and office supplies	561	623	577
Intangible amortization	911	1,025	1,253
Bank card network expense	1,150	971	1,019
Other operating expense	4,790	3,001	3,242
TOTAL NONINTEREST EXPENSE	38,252	32,686	32,285
INCOME BEFORE INCOME TAXES	21,614	21,530	19,724
Income Taxes (Note 11)
Current	4,899	6,206	6,586
Deferred	1,163	476	(530)
	6,062	6,682	6,056
NET INCOME	$15,552	$14,848	$13,668
Less: dividend on preferred shares	-	85	200
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,552	$14,763	$13,468

Basic earnings per share available to common stockholders	$2.08	$1.99	$1.84
Diluted earnings per share available to common stockholders	$2.07	$1.98	$1.79
Dividends paid	$0.40	$0.36	$0.34

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2017, 2016 AND 2015
Southern Missouri Bancorp, Inc.

	2017	2016	2015
(dollars in thousands)
NET INCOME	$15,552	$14,848	$13,668
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(1,879)	1,290	512
Less: reclassification adjustment for realized gains included in net income	-	5	6
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	57	-	(58)
Defined benefit pension plan net (loss) gain	13	(9)	(9)
Tax (expense) benefit	674	(475)	(166)
Total other comprehensive income (loss)	(1,135)	801	273
COMPREHENSIVE INCOME	$14,417	$15,649	$13,941

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY <
YEARS ENDED JUNE 30, 2017, 2016 AND 2015
Southern Missouri Bancorp, Inc.

			Warrants to Acquire	Additional		Accumulated Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	Income	Equity
BALANCE AS OF JUNE 30, 2014	$20,000	$33	$177	$23,504	$66,809	$588	$111,111

Net Income					13,668		13,668
Change in unrealized gain on available for sale securities						282	282
Defined benefit pension plan net loss						(9)	(9)
Dividends paid on common stock ($.34 per share )					(2,517)		(2,517)
Dividends paid on preferred stock					(200)		(200)
Stock option expense				15			15
Stock grant expense				275			275
Tax benefit of stock grants				54			54
Exercise of stock options				332			332
Repurchase of warrants to acquire common stock			(177)	(2,523)			(2,700)
Common stock issued		4		12,328			12,332
Two-for-one common stock split in the form of a 100% common stock dividend		37		(37)			-
BALANCE AS OF JUNE 30, 2015	$20,000	$74	$-	$33,948	$77,760	$861	$132,643

Net Income					14,848		14,848
Change in unrealized gain on available for sale securities						810	810
Defined benefit pension plan net loss						(9)	(9)
Dividends paid on common stock ($.36 per share )					(2,675)		(2,675)
Dividends paid on preferred stock					(135)		(135)
Stock option expense				13			13
Stock grant expense				268			268
Tax benefit of stock grants				104			104
Exercise of stock options				99			99
Redemption of preferred stock	(20,000)						(20,000)
BALANCE AS OF JUNE 30, 2016	$-	$74	$-	$34,432	$89,798	$1,662	$125,966

Net Income					15,552		15,552
Change in unrealized gain on available for sale securities						(1,148)	(1,148)
Defined benefit pension plan net loss						13	13
Dividends paid on common stock ($.40 per share )					(2,981)		(2,981)
Stock option expense				11			11
Stock grant expense				274			274
Tax benefit of stock grants				225			225
Exercise of stock options	-	-	-	61	-	-	61
Common stock issued	-	12	-	35,098	-	-	35,110
BALANCE AS OF JUNE 30, 2017	$-	$86	$-	$70,101	$102,369	$527	$173,083

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2017, 2016 AND 2015
Southern Missouri Bancorp, Inc.
(dollars in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
NET INCOME	$15,552	$14,848	$13,668
Items not requiring (providing) cash:
Depreciation	2,982	2,513	1,988
Loss on disposal of fixed assets	332	74	-
Stock option and stock grant expense	510	385	344
Loss on sale/write-down of REO	324	20	55
Amortization of intangible assets	911	1,025	1,253
Amortization of purchase accounting adjustments	(1,116)	(1,803)	(2,527)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,135)	(928)	(569)
Provision for loan losses	2,340	2,494	3,185
Gains realized on sale of AFS securities	-	(5)	(6)
Net amortization of premiums and discounts on securities	1,034	827	897
Originations of loans held for sale	(33,059)	(22,898)	(16,557)
Proceeds from sales of loans held for sale	33,656	22,116	17,264
Gain on sales of loans held for sale	(840)	(641)	(656)
Changes in:
Accrued interest receivable	(314)	(344)	(133)
Prepaid expenses and other assets	2,717	379	1,453
Accounts payable and other liabilities	622	(812)	659
Deferred income taxes	964	475	(530)
Accrued interest payable	138	(57)	130
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,618	17,668	19,918

Cash flows from investing activities:
Net increase in loans	(112,372)	(82,544)	(64,354)
Net change in interest-bearing deposits	723	1,221	9,661
Proceeds from maturities of available for sale securities	22,544	23,878	19,923
Proceeds from sales of available for sale securities	-	6,251	14,021
Net redemptions (purchases) of Federal Home Loan Bank stock	2,462	(1,882)	1,370
Net purchases of Federal Reserve Bank of St. Louis stock	(14)	(3)	(916)
Purchases of available-for-sale securities	(31,490)	(29,295)	(2,551)
Purchases of premises and equipment	(3,034)	(9,818)	(7,476)
Purchases of BOLI	-	(10,000)	-
Net cash (paid for) received in acquisitions	(1,736)	-	3,221
Investments in state & federal tax credits	(1,897)	(352)	-
Proceeds from sale of fixed assets	15	14	14
Proceeds from sale of foreclosed assets	835	1,663	790
Proceeds from BOLI claim	848	549	-
NET CASH USED IN INVESTING ACTIVITIES	(123,116)	(100,318)	(26,297)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	115,340	68,952	50,677
Net increase (decrease) in certificates of deposits	52,939	(3,315)	(2,741)
Net (decrease) increase in securities sold under agreements to repurchase	(16,873)	(247)	1,771
Proceeds from Federal Home Loan Bank advances	1,350,565	396,100	335,560
Repayments of Federal Home Loan Bank advances	(1,416,815)	(350,350)	(371,960)
Proceeds from issuance of long term debt	15,000	-	-
Repayments of long term debt	(15,650)	-	-
Redemption of common stock warrants	-	-	(2,700)
Redemption of preferred stock	-	(20,000)	-
Common stock issued	24,144	-	-
Exercise of stock options	61	99	332
Dividends paid on preferred stock	-	(135)	(200)
Dividends paid on common stock	(2,981)	(2,675)	(2,517)
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,730	88,429	8,222

Increase in cash and cash equivalents	8,232	5,779	1,843
Cash and cash equivalents at beginning of period	22,554	16,775	14,932
Cash and cash equivalents at end of period	$30,786	$22,554	$16,775
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$890	$537	$1,317
Conversion of foreclosed real estate to loans	128	185	58
Conversion of loans to repossessed assets	130	194	128

Cash paid during the period for:
Interest (net of interest credited)	$3,132	$3,020	$2,634
Income taxes	3,132	4,695	4,429

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, which has other preferred shareholders in order to meet the requirements to be a REIT.  At June 30, 2017, assets of the REIT were approximately $435 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.7 million and $10.5 million at June 30, 2017 and 2016, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

Intangible Assets. The Company's intangible assets at June 30, 2017 included gross core deposit intangibles of $9.2 million with $3.8 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.3 million. At June 30, 2016, the Company's intangible assets included gross core deposit intangibles of $5.9 million with $3.0 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $275,000.   The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.4 million in fiscal 2018, $1.1 million in fiscal 2019, $982,000 in fiscal 2020, $523,000 in fiscal 2021, and $482,000 in fiscal 2022.

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

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, "Share-Based Payment."  Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the grant-date fair value and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to additional paid in capital.

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

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:
	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$10,433	$17	$(12)	$10,438
Obligations of states and political subdivisions	49,059	1,046	(127)	49,978
Other securities	6,017	306	(598)	5,725
TOTAL DEBT AND EQUITY SECURITIES	65,509	1,369	(737)	66,141

Mortgage-backed securities:
FHLMC certificates	21,380	165	(56)	21,489
GNMA certificates	1,437	12	-	1,449
FNMA certificates	28,457	234	(63)	28,628
CMOs issues by government agencies	26,814	79	(184)	26,709
TOTAL MORTGAGE-BACKED SECURITIES	78,088	490	(303)	78,275
TOTAL	$143,597	$1,859	$(1,040)	$144,416

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$6,460	$57	$-	$6,517
Obligations of states and political subdivisions	44,368	1,820	(3)	46,185
Other securites	5,861	206	(776)	5,291
TOTAL DEBT AND EQUITY SECURITIES	56,689	2,083	(779)	57,993

Mortgage-backed securities:
FHLMC certificates	23,298	501	-	23,799
GNMA certificates	1,814	42	-	1,856
FNMA certificates	28,292	639	-	28,931
CMOs issues by government agencies	16,489	160	(4)	16,645
TOTAL MORTGAGE-BACKED SECURITIES	69,893	1,342	(4)	71,231
TOTAL	$126,582	$3,425	$(783)	$129,224

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$2,994	$3,010
After one year but less than five years	16,654	16,753
After five years but less than ten years	20,824	21,140
After ten years	25,037	25,238
Total investment securities	65,509	66,141
Mortgage-backed securities	78,088	78,275
Total investments and mortgage-backed securities	$143,597	$144,416

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $114.1 million and $106.7 million at June 30, 2017 and 2016, respectively.  The securities pledged consist of marketable securities, including $6.5 million and $5.5 million of U.S. Government and Federal Agency Obligations, $50.5 million and $52.2 million of Mortgage-Backed Securities, $19.9 million and $13.6 million of Collateralized Mortgage Obligations, $36.8 million and $34.8 million of State and Political Subdivisions Obligations, and $400,000 and $600,000 of Other Securities at June 30, 2017 and 2016, respectively.

Gains of $9,919 and $105,221 were recognized from sales of available-for-sale securities in 2016 and 2015 respectively.  Losses of $4,956 and $98,993 were recognized from sales of available-for-sale securities in 2016 and 2015 respectively.   There were no sales of available-for-sale securities in 2017.

With the exception of U.S. government agencies, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at June 30, 2017.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017, was $52.3 million, which is approximately 36.2% of the Company's available for sale investment portfolio, as compared to $4.7 million or approximately 3.6% of the Company's available for sale investment portfolio at June 30, 2016.   Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and 2016.

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$6,457	$12	$-	$-	$6,457	$12
Obligations of state and political subdivisions	12,341	127	256	-	12,597	127
Other securities	-	-	1,160	598	1,160	598
Mortgage-backed securities	29,836	267	2,285	36	32,121	303
Total investments and mortgage-backed securities	$48,634	$406	$3,701	$634	$52,335	$1,040

	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	720	3	-	-	720	3
Other securities	-	-	1,080	776	1,080	776
Mortgage-backed securities	2,912	4	-	-	2,912	4
Total investments and mortgage-backed securities	$3,632	$7	$1,080	$776	$4,712	$783

The unrealized losses on the Company's investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Other securities.   At June 30, 2017, there were three pooled trust preferred securities with an estimated fair value of $824,000 and unrealized losses of $590,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The June 30, 2017, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.3 to 1.7 percent; recoveries of 21 percent on currently deferred issuers within the next two years; new deferrals of 48 to 50 basis points annually; and eventual recoveries of eight to nine percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase; two of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but have since resumed cash interest payments. One of the two securities which were in PIK status resumed cash interest payments during fiscal 2014, and the second resumed cash interest payments during fiscal 2017. Our cash flow analysis indicates that cash interest payments are expected to continue for the three securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of June 30, 2017, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of June 30, 2017, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2017 and 2016.

	Accumulated Credit Losses
	Twelve-Month Period Ended
(dollars in thousands)	June 30,
	2017	2016
Credit losses on debt securities held
Beginning of period	$352	$365
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(12)	(13)
End of period	$340	$352

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2017	June 30, 2016
Real Estate Loans:
Residential	$442,463	$392,974
Construction	106,782	77,369
Commercial	603,922	452,052
Consumer loans	63,651	46,541
Commercial loans	247,184	202,045
	1,464,002	1,170,981
Loans in process	(50,740)	(21,779)
Deferred loan fees, net	6	42
Allowance for loan losses	(15,538)	(13,791)
Total loans	$1,397,730	$1,135,453

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

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company's primary lending area, however, the property may be located outside our primary lending area.  Approximately $156.0 million of our $603.9 million in commercial real estate loans are secured by properties located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company's average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allows the Company opportunity to assess risk. At June 30, 2017, construction loans outstanding included 50 loans, totaling $10.3 million, for which a modification had been agreed to. At June 30, 2016, construction loans outstanding included 42 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2017 and 2016, and activity in the allowance for loan losses for the fiscal years ended June 30, 2017, 2016, and 2015.

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2017	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	184	(97)	1,356	76	821	2,340
Losses charged off	(211)	(31)	(19)	(65)	(337)	(663)
Recoveries	10	1	20	8	31	70
Balance, end of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$438,981	$54,704	$592,427	$63,651	$243,369	$1,393,132
Ending Balance: loans acquired with deteriorated credit quality	$3,482	$1,338	$11,495	$-	$3,815	$20,130

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2016	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	590	192	806	58	848	2,494
Losses charged off	(167)	-	(97)	(86)	(725)	(1,075)
Recoveries	5	-	46	8	15	74
Balance, end of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$389,978	$54,187	$442,173	$46,541	$201,013	$1,133,892
Ending Balance: loans acquired with deteriorated credit quality	$2,996	$1,403	$9,879	$-	$1,032	$15,310

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2015	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,462	$355	$4,143	$519	$1,780	$9,259
Provision charged to expense	400	544	775	334	1,132	3,185
Losses charged off	(54)	-	(9)	(128)	(50)	(241)
Recoveries	11	-	47	33	4	95
Balance, end of period	$2,819	$899	$4,956	$758	$2,866	$12,298

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2017 and 2016.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2017	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$438,222	$55,825	$588,385	$63,320	$240,864
Watch	772	-	9,253	123	2,003
Special Mention	148	-	926	30	84
Substandard	3,321	217	5,358	178	3,631
Doubtful	-	-	-	-	602
Total	$442,463	$56,042	$603,922	$63,651	$247,184

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2016	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$388,733	$55,202	$443,933	$46,341	$200,252
Watch	583	-	3,095	24	16
Special Mention	-	-	-	-	-
Substandard	3,658	388	5,024	176	1,777
Doubtful	-	-	-	-	-
Total	$392,974	$55,590	$452,052	$46,541	$202,045

The above amounts include purchased credit impaired loans.  At June 30, 2017, purchased credit impaired loans comprised $10.2 million of credits rated "Pass"; $5.0 million of credits rated "Watch", none rated "Special Mention", $4.9 million of credits rated "Substandard" and none rated "Doubtful".  At June 30, 2016, purchased credit impaired loans comprised $9.2 million of credits rated "Pass"; $3.0 million of credits rated "Watch", none rated "Special Mention"; $3.1 million of credits rated "Substandard"; and none rated "Doubtful".

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful. In addition, lending relationships of $1 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared the loan administration department and presented to a loan committee with appropriate lending authority. A sample of lending relationships in excess of $2.5 million are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2017 and 2016.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2017	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,491	$148	$676	$2,315	$440,148	$442,463	$59
Construction	35	-	-	35	56,007	56,042	-
Commercial	700	-	711	1,411	602,511	603,922	-
Consumer loans	216	16	134	366	63,285	63,651	13
Commercial loans	144	53	426	623	246,561	247,184	329
Total loans	$2,586	$217	$1,947	$4,750	$1,408,512	$1,413,262	$401

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,157	$457	$1,970	$3,584	$389,390	$392,974	$-
Construction	165	-	207	372	55,218	55,590	-
Commercial	-	-	33	33	452,019	452,052	-
Consumer loans	169	99	39	307	46,234	46,541	7
Commercial loans	209	138	623	970	201,075	202,045	31
Total loans	$1,700	$694	$2,872	$5,266	$1,143,936	$1,149,202	$38

At June 30, 2017 and 2016, there were no purchased credit impaired loans that were greater than 90 days past due.
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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2017 and 2016.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2017	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,486	$-
Construction real estate	1,373	1,695	-
Commercial real estate	14,935	16,834	-
Consumer loans	1	1	-
Commercial loans	4,302	4,990	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,811	$4,486	$-
Construction real estate	$1,373	$1,695	$-
Commercial real estate	$14,935	$16,834	$-
Consumer loans	$1	$1	$-
Commercial loans	$4,302	$4,990	$-

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2016	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,300	$3,558	$-
Construction real estate	1,404	1,777	-
Commercial real estate	11,681	13,326	-
Consumer loans	36	36	-
Commercial loans	1,461	1,532	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,300	$3,558	$-
Construction real estate	$1,404	$1,777	$-
Commercial real estate	$11,681	$13,326	$-
Consumer loans	$36	$36	$-
Commercial loans	$1,461	$1,532	$-

The above amounts include purchased credit impaired loans.  At June 30, 2017, purchased credit impaired loans comprised  $20.1 million of impaired loans without a specific valuation allowance.  At June 30, 2016, purchased credit impaired loans comprised  $15.3 million of impaired loans without a specific valuation allowance.  The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,011	$119
Construction Real Estate	1,370	148
Commercial Real Estate	10,044	782
Consumer Loans	-	-
Commercial Loans	1,529	74
Total Loans	$15,954	$1,123

	Fiscal 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,110	$90
Construction Real Estate	1,587	133
Commercial Real Estate	10,431	939
Consumer Loans	42	2
Commercial Loans	1,058	78
Total Loans	$16,228	$1,242

	Fiscal 2015
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,417	$219
Construction Real Estate	1,902	142
Commercial Real Estate	9,651	737
Consumer Loans	159	12
Commercial Loans	904	69
Total Loans	$16,033	$1,179

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2017, 2016, and 2015 was immaterial.

For the fiscal years ended June 30, 2017, 2016, and 2015, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $392,000, $435,000, and $139,000, respectively.

The following table presents the Company's nonaccrual loans at June 30, 2017 and 2016.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	June 30,
(dollars in thousands)	2017	2016
Residential real estate	$1,263	$2,676
Construction real estate	35	388
Commercial real estate	960	1,797
Consumer loans	158	160
Commercial loans	409	603
Total loans	$2,825	$5,624

The above amounts include purchased credit impaired loans.  At June 30, 2017 and 2016, purchased credit impaired loans comprised $0 and $2.6 million of nonaccrual loans, respectively.

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

At June 30, 2017, and June 30, 2016, the Company had $5.2 million and $4.1 million, respectively, of commercial real estate loans, $1.8 million and $479,000, respectively, of residential real estate loans, $3.9 million and $1.4 million, respectively, of commercial loans, and $0 and $36,000, respectively, of consumer loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2017 and June 30, 2016, were so classified due to interest rate concessions.  During Fiscal 2017, four commercial loans totaling $2.6 million, four commercial real estate loans totaling $2.0 million, one residential real estate loans totaling $39,000, one construction real estate loan totaling $35,000, and three consumer loans totaling $1,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2017 and June 30, 2016 segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2017		June 30, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	10	$1,756	7	$479
Construction real estate	-	-	-	-
Commercial real estate	13	5,206	12	4,134
Consumer loans	-	-	1	36
Commercial loans	6	3,946	5	1,429
Total	29	$10,908	25	$6,078

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2017 and 2016, respectively:

	June 30,
(dollars in thousands)	2017	2016
Beginning Balance	$9,721	$9,422
Additions	7,304	6,693
Repayments	(8,705)	(6,394)
Change in related party	-	-
Ending Balance	$8,320	$9,721

NOTE 4: Accounting for Certain Acquired Loans
The Company acquired loans in transfers during the fiscal years ended June 30, 2011, June 30, 2015 and June 30, 2017. At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2017 and June 30, 2016. The amount of these loans is shown below:

	June 30,
(dollars in thousands)	2017	2016
Residential real estate	$4,158	$3,254
Construction real estate	1,660	1,777
Commercial real estate	13,394	11,523
Consumer loans	-	-
Commercial loans	4,502	1,103
Outstanding balance	$23,714	$17,657
Carrying amount, net of fair value adjustment of $3,584 and $2,347 at June 30, 2017 & 2016, respectively	$20,130	$15,310

Accretable yield, or income expected to be collected, is as follows:

	June 30,
(dollars in thousands)	2017	2016	2015
Balance at beginning of period	$656	$548	$380
Additions	208	-	(4)
Accretion	(391)	(435)	(259)
Reclassification from nonaccretable difference	344	543	431
Disposals	-	-	-
Balance at end of period	$817	$656	$548

During the fiscal years ended June 30, 2017 and 2016, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

NOTE 5:  Premises and Equipment

 Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2017	2016
Land	$12,043	$9,840
Buildings and improvements	44,256	38,060
Construction in progress	125	53
Furniture, fixtures, equipment and software	12,595	13,602
Automobiles	81	106
	69,100	61,661
Less accumulated depreciation	14,933	14,718
	$54,167	$46,943

NOTE 6:  Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2017	2016
Non-interest bearing accounts	$186,203	$131,996
NOW accounts	479,488	396,105
Money market deposit accounts	105,599	78,155
Savings accounts	147,247	115,714
TOTAL NON-MATURITY DEPOSITS	$918,537	$721,970
Certificates
0.00-.99%	200,868	205,387
1.00-1.99%	296,964	162,180
2.00-2.99%	36,228	28,135
3.00-3.99%	-	20
4.00-4.99%	-	-
5.00-5.99%	3,000	3,001
TOTAL CERTIFICATES	537,060	398,723
TOTAL DEPOSITS	$1,455,597	$1,120,693

The aggregate amount of deposits with a minimum denomination of $250,000 was $398.7 million and $259.9 million at June 30, 2017 and 2016, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2017 to June 30, 2018	$326,638
July 1, 2018 to June 30, 2019	122,528
July 1, 2019 to June 30, 2020	40,282
July 1, 2020 to June 30, 2021	22,420
July 1, 2021 to June 30, 2022	25,192
Thereafter	-
TOTAL	$537,060

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2017 and 2016 totaled approximately $1.6 million and $1.8 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days. The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

The carrying value of securities sold under agreement to repurchase amounted to $10.2 million and $27.1 million at June 30, 2017 and 2016, respectively. The securities, which are classified as borrowings, generally mature within one to four days. The securities underlying the agreements consist of marketable securities, including $0 and $4.0 million of U.S. Government and Federal Agency Obligations, $9.5 million and $17.0 million of Mortgage-Backed Securities, and $2.1 million and $6.1 million of Collateralized Mortgage Obligations, at June 30, 2017 and 2016, respectively. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

	June 30,
(dollars in thousands)	2017	2016
Year-end balance	$10,212	$27,085
Average balance during the year	22,198	27,387
Maximum month-end balance during the year	28,825	31,575
Average interest during the year	0.43%	0.44%
Year-end interest rate	0.50%	0.40%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

	Call Date or		June 30,
	Quarterly	Interest	2017	2016
Maturity	Thereafter	Rate	(dollars in thousands)
11/29/16		3.88%	-	5,000
11/29/16		4.36%	-	5,000
09/28/17	09/28/17	3.87%	5,035	5,170
11/20/17	08/21/17	3.82%	3,000	3,000
11/27/17	08/28/17	3.24%	5,043	5,146
11/29/17		4.01%	-	2,500
01/08/18	07/10/17	2.75%	5,046	5,125
08/13/18	08/14/17	3.32%	513	525
08/14/18		3.48%	-	4,000
08/14/18	08/14/17	3.98%	5,000	5,000
REPO advance	07/07/17	1.28%	20,000	-
Overnight		0.47%	-	69,750
		TOTAL	$43,637	$110,216
Weighted-average rate			2.48%	1.65%

In addition to the above advances, the Bank had an available line of credit amounting to $251.8 million and $138.2 million with the FHLB at June 30, 2017 and 2016, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank's line of credit, loans totaling $579.3 million and $522.9 million were pledged to the FHLB at June 30, 2017 and 2016, respectively. The principal maturities of FHLB advances at June 30, 2017, are below:

June 30, 2017
FHLB Advance Maturities	(dollars in thousands)
July 1, 2017 to June 30, 2018	$38,124
July 1, 2018 to June 30, 2019	5,513
July 1, 2019 to June 30, 2020	-
July 1, 2020 to June 30, 2021	-
July 1, 2021 to June 30, 2022	-
July 1, 2022 to thereafter	-
TOTAL	$43,637

NOTE 9:  Subordinated Debt
Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2017, the current rate was 4.02%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at June 30, 2017, and $2.6 million at June 30, 2016.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.0 million at June 30, 2017, and $5.0 million at June 30, 2016.

NOTE 10:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee.  Additional profit-sharing contributions of 4% of eligible salary have been accrued for the plan year ended June 30, 2017, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2017.  Total 401(k) expense for fiscal 2017, 2016, and 2015 was $877,000, $834,000, and $752,000.  At June 30, 2017, 401(k) plan participants held approximately 403,000 shares of the Company's stock in the plan.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plan (MRP). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2012, the Bank granted 6,072 shares (split-adjusted) to employees.  The shares granted are in the form of restricted stock vested at the rate of 20% of such shares per year.  For fiscal 2017, 2016, and 2015, there were 1,214 shares vested each year.  Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate the MRP plan at any time, and if it does so, any shares not allocated will revert to the Company. The MRP expense for fiscal 2017, 2016, and 2015 was $13,000 for each year.  At June 30, 2017, there was no unvested compensation expense related to the MRP, and no shares remained available for award.

Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for awards of 132,000 shares (split-adjusted).  EIP shares are available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee has the power to set vesting requirements for each award under the EIP.  During fiscal 2012, the Company awarded 73,928 shares (split-adjusted); during fiscal 2014, the Company awarded 24,000 shares (split-adjusted); during fiscal 2015, the Company awarded 8,000 shares (split-adjusted); during fiscal 2016, the Company awarded 3,750 shares; and during fiscal 2017, the Company awarded 13,125 shares.  All awards have been in the form of restricted stock, and all will vest at the rate of 20% of such shares per year.  Additionally, among the shares awarded during fiscal 2017, there were 8,750 shares which vest only if the Company meets certain profitability targets.  During fiscal 2017, 2016, and 2015, there were 21,200, 19,786, and 21,186 EIP shares (split-adjusted), respectively, vested each year. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest.

The Board of Directors can terminate the EIP plan at any time, and if it does so, any shares not allocated will revert to the Company. The EIP expense for fiscal 2017, 2016, and 2015 was $284,000, $260,000, and $275,000, respectively.  At June 30, 2017, unvested compensation expense related to the EIP was approximately $615,000.

Stock Option Plans. The Company adopted a stock option plan in October 2003.  Under the plan, the Company has granted options to purchase 242,000 shares (split-adjusted) to employees and directors, of which, options to purchase 153,000 shares (split-adjusted) have been exercised, options to purchase 45,000 shares (split-adjusted) have been forfeited, and 44,000 remain outstanding.  Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares.

As of June 30, 2017, there was $19,000 in remaining unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2017, was $1.0 million, and the aggregate intrinsic value of stock options exercisable at June 30, 2017, was $920,000. During fiscal 2017, options to purchase 10,000 shares were exercised. The intrinsic value of these options, based on the Company's closing stock price of $32.26, was $262,000. The intrinsic value of options vested in fiscal 2017, 2016, and 2015 was $262,000, $37,000, and $115,000, respectively.

Changes in options outstanding were as follows:

	2017		2016		2015
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$8.74	54,000	$8.28	69,000	$7.29	100,000
Granted	-	-	-	-	17.55	10,000
Exercised	6.08	(10,000)	6.38	(15,000)	8.10	(41,000)
Forfeited	-	-	-	-	-	-
Outstanding at year-end	$9.35	44,000	$8.74	54,000	$8.28	69,000
Options exercisable at year-end	$8.06	38,000	$7.03	44,000	$6.39	55,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal year 2015. (No options were granted in fiscal 2017 or 2016.):

	2017	2016	2015
Assumptions:
Expected dividend yield	-	-	1.94%
Expected volatility	-	-	22.48%
Risk-free interest rate	-	-	2.46%
Weighted-average expected life (years)	-	-	10.00
Weighted average fair value of options granted during the year	-	-	$4.29

The table below summarizes information about stock options outstanding under the plan at June 30, 2017:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
30.5 mo.	30,000	6.38	30,000	6.38
52.7 mo.	4,000	11.18	4,000	11.18
86.3 mo.	10,000	17.55	4,000	17.55

NOTE 11:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:
(dollars in thousands)	June 30, 2017	June 30, 2016
Deferred tax assets:
Provision for losses on loans	$5,563	$4,760
Accrued compensation and benefits	1,068	885
Other-than-temporary impairment on available for sale securities	128	139
NOL carry forwards acquired	513	631
Minimum Tax Credit	130	130
Unrealized loss on other real estate	131	183
Total deferred tax assets	7,533	6,728

Deferred tax liabilities:
Purchase accounting adjustments	1,193	1,132
Depreciation	2,734	1,781
FHLB stock dividends	203	194
Prepaid expenses	213	177
Unrealized gain on available for sale securities	295	977
Other	991	82
Total deferred tax liabilities	5,629	4,343

Net deferred tax (liability) asset	$1,904	$2,385

As of June 30, 2017, the Company had approximately $1.3 and $3.2 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.
A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

	For the year ended June 30,
(dollars in thousands)	2017	2016	2015
Tax at statutory rate	$7,565	$7,536	$6,903
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(513)	(567)	(530)
State tax, net of Federal benefit	215	624	523
Cash surrender value of Bank-owned life insurance	(397)	(325)	(193)
Tax credit benefits	(367)	(286)	(364)
Other, net	(441)	(300)	(283)
Actual provision	$6,062	$6,682	$6,056

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

NOTE 12:  Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders' equity, are as follows:

	June 30,
(dollars in thousands)	2017	2016
Net unrealized gain on securities available-for-sale	$607	$2,486
Net unrealized gain on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	212	156
Unrealized gain from defined benefit pension plan	15	2
	834	2,644
Tax effect	(307)	(982)
Net of tax amount	$527	$1,662

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2017 and 2016, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)	2017	2016	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$-	$5	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	13	(9)	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	13	(4)
Tax benefit	5	(2)	Provision for Income Tax
Total reclassification out of AOCI	$8	$(2)	Net Income (Loss)

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of June 30, 2017, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$194,322	12.84%	$121,086	8.00%	n/a	n/a
Southern Bank	183,906	12.15%	121,118	8.00%	151,397	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	177,679	11.74%	90,815	6.00%	n/a	n/a
Southern Bank	167,263	11.05%	90,838	6.00%	121,118	8.00%
Tier I Capital (to Average Assets)
Consolidated	177,679	11.66%	60,975	4.00%	n/a	n/a
Southern Bank	167,263	10.98%	60,949	4.00%	76,187	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	163,626	10.81%	68,111	4.50%	n/a	n/a
Southern Bank	167,263	11.05%	68,129	4.50%	98,408	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$148,597	11.95%	$99,441	8.00%	n/a	n/a
Southern Bank	142,983	11.50%	99,463	8.00%	124,328	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	134,061	10.79%	74,581	6.00%	n/a	n/a
Southern Bank	128,447	10.33%	74,597	6.00%	99,463	8.00%
Tier I Capital (to Average Assets)
Consolidated	134,061	9.75%	55,010	4.00%	n/a	n/a
Southern Bank	128,447	9.37%	54,827	4.00%	68,534	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	119,715	9.63%	55,936	4.50%	n/a	n/a
Southern Bank	128,447	10.33%	55,948	4.50%	80,813	6.50%

The Bank's ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2017, approximately $10.2 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

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

The Company had total outstanding standby letters of credit amounting to $3.6 million at June 30, 2017, and $3.5 million at June 30, 2016, with terms ranging from 12 to 24 months. At June 30, 2017, the Company's deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $251.9 million in commitments to extend credit at June 30, 2017, and $163.8 million at June 30, 2016.

At June 30, 2017, total commitments to originate fixed-rate loans with terms in excess of one year were $29.6 million at rates ranging from 3.25% to 8.00%, with a weighted-average rate of 4.59%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company's policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri and Arkansas.  Although the Company has a diversified portfolio, loans aggregating $464.8 million at June 30, 2017, are secured by single and multi-family residential real estate generally located in the Company's primary lending area.

NOTE 15:  Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2017	2016	2015
Net income	$15,552	$14,848	$13,668
Less: Effective dividend on preferred shares	-	85	200
Net income available to common stockholders	$15,552	$14,763	$13,468

Denominator for basic earnings per share -
Weighted-average shares outstanding	7,483,350	7,430,170	7,337,437
Effect of dilutive securities stock options or awards	27,530	28,589	169,795
Denominator for diluted earnings per share	7,510,880	7,458,759	7,507,232

Basic earnings per share available to common stockholders	$2.08	$1.99	$1.84
Diluted earnings per share available to common stockholders	$2.07	$1.98	$1.79

NOTE 16: Acquisitions

On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp) and its subsidiary, Capaha Bank (Capaha) in a stock and cash transaction.  Capaha was merged into the Company's bank subsidiary, Southern Bank, at acquisition. The Company acquired Capaha primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. The fair value of loans acquired is $152.2 million, all of which is expected to be collected.  Through June 30, 2017, the Company incurred $635,000 in third-party acquisition-related costs, and an additional $50,000 in additional compensation expenses. Expenses totaling $685,000 are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2017, with no comparable expenses in the prior period. A note payable of $3.7 million was contractually required to be repaid on the date of acquisition. The goodwill of $4.1 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and Capaha. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.

The following table summarizes the consideration paid for Tammcorp and Capaha, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:
Cash	$11,109
Common stock, at fair value	10,965
Total consideration	$22,074

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and cash equivalents	$9,373
Interest bearing time deposits	747
Investment securities	9,104
Loans	152,169
Premises and equipment	7,520
BOLI	3,970
Identifiable intangible assets	4,100
Miscellaneous other assets	2,240

Deposits	(166,780)
Notes Payable	(3,650)
Miscellaneous other liabilities	(795)
Total identifiable net assets	17,998
Goodwill	$4,076

NOTE 17:  Fair Value Measurements
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

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016:
	Fair Value Measurements at June 30, 2017, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,438	$-	$10,438	$-
State and political subdivisions	49,978	-	49,978	-
Other securities	5,725	-	5,725	-
Mortgage-backed GSE residential	78,275	-	78,275	-

	Fair Value Measurements at June 30, 2016, Using:
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$6,517	$-	$6,517	$-
State and political subdivisions	46,185	-	46,185	-
Other securities	5,291	-	5,291	-
Mortgage-backed GSE residential	71,231	-	71,231	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended June 30, 2017.

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

During fiscal 2011, a pooled trust preferred security was reclassified from Level 2 to Level 3 due to the unavailability of third-party vendor valuations determined by observable inputs – either quoted prices for similar assets; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full terms of the assets. During fiscal 2016, the third-party vendor began providing valuations for this pooled trust preferred security again, so it was reclassified from Level 3 back to Level 2.  The following table presents a reconciliation of activity for available for sale securities measured at fair value based on significant unobservable (Level 3) information for the years ended June 30, 2017 and 2016:

(dollars in thousands)	2017	2016

Available-for-sale securities, beginning of period	$-	$226
Total unrealized gain (loss) included in comprehensive income	-	26
Transfer from Level 3 to Level 2	-	(252)
Available-for-sale securities, end of period	$-	$-

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2017 and 2016:
Fair Value Measurements at June 30, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,100	$-	$-	$3,100

Fair Value Measurements at June 30, 2016, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,366	$-	$-	$3,366

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2017 and 2016:

(dollars in thousands)	2017	2016
Impaired loans (collateral dependent)	$-	$(465)
Foreclosed and repossessed assets held for sale	(619)	(208)
Total losses on assets measured on a non-recurring basis	$(619)	$(673)

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

(dollars in thousands)	Fair value at June 30, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,100	Third party appraisal	Marketability discount	0.0% - 66.4%	40.6%

(dollars in thousands)	Fair value at June 30, 2016	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,366	Third party appraisal	Marketability discount	0.0% - 76.0%	35.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2017 and 2016:

	June 30, 2017
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,786	$30,786	$-	$-
Interest-bearing time deposits	747	-	747	-
Stock in FHLB	3,547	-	3,547	-
Stock in Federal Reserve Bank of St. Louis	2,357	-	2,357	-
Loans receivable, net	1,397,730	-	-	1,394,164
Accrued interest receivable	6,769	-	6,769	-
Financial liabilities
Deposits	1,455,597	918,553	-	536,266
Securities sold under agreements to repurchase	10,212	-	10,212	-
Advances from FHLB	43,637	20,000	23,781	-
Accrued interest payable	918	-	918	-
Subordinated debt	14,848	-	-	11,984
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2016
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$22,554	$22,554	$-	$-
Interest-bearing time deposits	723	-	723	-
Stock in FHLB	6,009	-	6,009	-
Stock in Federal Reserve Bank of St. Louis	2,343	-	2,343	-
Loans receivable, net	1,135,453	-	-	1,136,723
Accrued interest receivable	5,512	-	5,512	-
Financial liabilities
Deposits	1,120,693	721,973	-	398,505
Securities sold under agreements to repurchase	27,085	-	27,085	-
Advances from FHLB	110,216	69,750	41,442	-
Accrued interest payable	720	-	720	-
Subordinated debt	14,753	-	-	11,992
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

NOTE 18:  Significant Estimates

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are described in Note 1.

NOTE 19: Subsequent Event – Business Combination
On August 17, 2017, the Company announced the signing of an agreement and plan of merger whereby Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, Southern Missouri Bank of Marshfield, will be acquired by the Company in a stock and cash transaction valued at approximately $15.1 million, (representing 140% of Bancshares' anticipated capital, as adjusted, at closing). At June 30, 2017, Bancshares held consolidated assets of $91.6 million, loans, net, of $69.1 million, and deposits of $73.6 million. The transaction is expected to close in the first quarter of calendar year 2018, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank simultaneously with the acquisition of Bancshares in the first quarter of calendar year 2018.  Through June 30, 2017, the Company incurred $25,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2017.

NOTE 20:  Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

		June 30,
Condensed Balance Sheets	(dollars in thousands)	2017	2016
Assets
Cash and cash equivalents		$10,856	$4,076
Other assets		8,991	4,951
Investment in common stock of Bank		172,199	132,540
TOTAL ASSETS		$192,046	$141,567

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities		$4,115	$848
Subordinated debt		14,848	14,753
TOTAL LIABILITIES		18,963	15,601
Stockholders' equity		173,083	125,966
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$192,046	$141,567

		Year ended June 30,
Condensed Statements of Income	(dollars in thousands)	2017	2016	2015
Interest income		$17	$14	$115
Interest expense		661	568	512
Net interest expense		(644)	(554)	(397)
Dividends from Bank		4,000	23,600	13,200
Operating expenses		955	294	940
Income before income taxes and
equity in undistributed income of the Bank		2,401	22,752	11,863
Income tax benefit		455	325	463
Income before equity in undistributed
income of the Bank		2,856	23,077	12,326
Equity in undistributed income of the Bank		12,696	(8,229)	1,342
NET INCOME		$15,552	$14,848	$13,668
COMPREHENSIVE INCOME		$14,417	$15,649	$13,941

		Year ended June 30,
Condensed Statements of Cash Flow	(dollars in thousands)	2017	2016	2015
Cash Flows from operating activities:
Net income		$15,552	$14,848	$13,668
Changes in:
Equity in undistributed income of the Bank		(12,696)	8,229	(1,342)
Other adjustments, net		412	401	78
NET CASH PROVIDED BY OPERATING ACTIVITES		3,268	23,478	12,404

Cash flows from investing activities:
Proceeds from loan participations		-	-	2,593
Proceeds from sale of real estate		-	2,407	-
Investments in Bank subsidiaries		(11,062)	-	(11,774)
Retirement of debt in acquisitions		-	-	(2,936)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(11,062)	2,407	(12,117)

Cash flows from financing activities:
Dividends on preferred stock		-	(135)	(200)
Dividends on common stock		(2,981)	(2,675)	(2,517)
Exercise of stock options		61	99	332
Redemption of common stock warrants		-	-	(2,700)
Redemption of preferred stock		-	(20,000)	-
Proceeds from issuance of common stock		24,144	-	-
Proceeds from issuance of long term debt		15,000	-	-
Repayments of long term debt		(15,650)	-	-
Injection of capital to subsidiary		(6,000)	-	-
NET CASH USED IN FINANCING ACTIVITIES		14,574	(22,711)	(5,085)

Net increase (decrease) in cash and cash equivalents		6,780	3,174	(4,798)
Cash and cash equivalents at beginning of year		4,076	902	5,700
CASH AND CASH EQUIVALENTS AT END OF YEAR		$10,856	$4,076	$902

NOTE 21:  Quarterly Financial Data (Unaudited)
Quarterly operating data is summarized as follows (in thousands):

	June 30, 2017
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$15,105	$15,083	$14,955	$16,345
Interest expense	2,529	2,510	2,523	2,804

Net interest income	12,576	12,573	12,432	13,541

Provision for loan losses	925	656	376	383
Noninterest income	2,575	2,700	2,925	2,884
Noninterest expense	9,159	8,706	9,564	10,823
Income before income taxes	5,067	5,911	5,417	5,219
Income tax expense	1,358	1,735	1,463	1,506
NET INCOME	$3,709	$4,176	$3,954	$3,713

	June 30, 2016
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,972	$14,235	$13,849	$14,261
Interest expense	2,266	2,335	2,341	2,423

Net interest income	11,706	11,900	11,508	11,838

Provision for loan losses	618	496	563	817
Noninterest income	2,202	2,791	2,178	2,587
Noninterest expense	7,990	8,166	8,257	8,273
Income before income taxes	5,300	6,029	4,866	5,335
Income tax expense	1,665	1,820	1,544	1,653
NET INCOME	$3,635	$4,209	$3,322	$3,682

	June 30, 2015
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,219	$14,357	$13,909	$13,816
Interest expense	2,090	2,195	2,211	2,270

Net interest income	11,129	12,162	11,698	11,546

Provision for loan losses	827	862	837	659
Noninterest income	1,980	2,187	2,094	2,398
Noninterest expense	7,602	8,590	8,091	8,002
Income before income taxes	4,680	4,897	4,864	5,283
Income tax expense	1,381	1,460	1,497	1,718
NET INCOME	$3,299	$3,437	$3,367	$3,565

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of June 30, 2017, the Company's internal control over financial reporting was effective based on those criteria.
Date: September 13, 2017	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

We have audited Southern Missouri Bancorp, Inc.'s ("Company") internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated September 13, 2017 expressed an unqualified opinion thereon.

/s/ BKD, LLP
Decatur, Illinois
September 13, 2017

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2017, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
None.
PART III
Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
 Section 16(a) of the Exchange Act and Corporate Governance
Directors
Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."
Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Black, Schalk, Brooks, Robison, and Tooley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2017, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.
Section 16(a) Compliance
Information concerning Section 16(a) Compliance required by this item is incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Code of Ethics
On January 20, 2005, the Company adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code was subsequently amended in 2011 and 2016. The Code applies to all of the Company's directors, officers and employees. The Code may be reviewed at the Company's website, www.bankwithsouthern.com , by following the "investor relations" and "corporate governance" links.
Nomination Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 11.     Executive Compensation
The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.
The following table sets forth information as of June 30, 2017, with respect to compensation plans under which shares of common stock may be issued.
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	44,000		$9.35	211,844	(1)
Equity Compensation Plans Not Approved By Security Holders	---	$	---	---

	44,000		$9.35	211,844
________________
(1) ) Includes 13,947 shares which may be utilized for awards of restricted stock or restricted stock units under the Company's 2008 Equity Incentive Plan, and 197,897 shares which may be utilized for awards of stock options or stock appreciation rights under the Company's 2003 Stock Option Plan, as of June 30, 2017. Under the terms of the 2003 Stock Option Plan, the total number of shares available for awards under that plan is 200,000 (due to fiscal 2004 and fiscal 2015 two-for-one common stock splits in the form of 100% common stock dividends) plus (1) the number of shares of common stock repurchased by the registrant, in the open market or otherwise, with an aggregate price no greater than the cash proceeds received from the exercise of stock options granted under the 2003 Stock Option Plan, plus (2) any shares surrendered to the Company in payment of the exercise price of options granted under the 2003 Stock Option Plan. The 197,897 shares remaining available for future awards under the 2003 Stock Option Plan, as of June 30, 2017, include the 3,000 shares remaining available under the 200,000 shares authorization and an additional 194,897 shares that became available as a result of cash proceeds realized on stock option exercises and stock repurchases by the Company since the adoption of the 2003 Stock Option Plan.

Item 13.     Certain Relationships, Related Transactions, and Director Independence
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14.     Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1)     Financial Statements:
The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2017 and 2016
Consolidated Statements of Income for the Years Ended June 30, 2017, 2016, and 2015
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the Years Ended June 30, 2017, 2016, and 2015
Notes to the Consolidated Financial Statements, June 30, 2017, 2016, and 2015

(a)(2)     Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)     Exhibits:
Regulation S-K Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(i)A	Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri (filed as an exhibit to Southern Missouri's Current Report on Form 8-K filed on November 21, 2016 and incorporated herein by reference)
3.1(ii)
Certificate of Designation for the Registrant's Senior Non-Cumulative Perpetual Preferred Stock, Series A (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 26, 2011 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	2008 Equity Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	2.	2003 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	3.	1994 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)"P"
	4.	Management Recognition and Development Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)"P"
	5.	Employment Agreements
(i) Employment Agreement with Greg A. Steffens (files as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999)
	6.	Director's Retirement Agreements
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
Director's Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference)

(viii)
Director's Retirement Agreement with David J. Tooley (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference)

(ix) Director's Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangements for 2017
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2011)
14.1	Amended Code of Conduct and Ethics (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.1	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2017	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 13, 2017

By:	/s/ L. Douglas Bagby L. Douglas Bagby Vice Chairman and Director	September 13, 2017

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 13, 2017

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 13, 2017

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 13, 2017

By:	/s/ Charles R. Love Charles R. Love Director	September 13, 2017

By:	/s/ John R. Abercrombie John R. Abercrombie Director	September 13, 2017

By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 13, 2017

By:	/s/ David J. Tooley David J. Tooley Director	September 13, 2017

By:	/s/ Todd E. Hensley Todd E. Hensley Director	September 13, 2017

By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2017

Index to Exhibits
Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2016

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

14.1	Amended Code of Conduct and Ethics
21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications