Form 10-Q
period 2017-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2017-11-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2017
Common Stock, Par Value $.01	8,591,363 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND JUNE 30, 2017

	September 30, 2017	June 30, 2017
(dollars in thousands)	(unaudited)
Cash and cash equivalents	$25,102	$30,786
Interest-bearing time deposits	747	747
Available for sale securities	147,680	144,416
Stock in FHLB of Des Moines	5,191	3,547
Stock in Federal Reserve Bank of St. Louis	3,193	2,357
Loans receivable, net of allowance for loan losses of $16,357 and $15,538 at September 30, 2017 and June 30, 2017, respectively	1,449,560	1,397,730
Accrued interest receivable	8,305	6,769
Premises and equipment, net	54,129	54,167
Bank owned life insurance – cash surrender value	34,562	34,329
Goodwill	8,631	8,631
Other intangible assets, net	6,440	6,759
Prepaid expenses and other assets	19,951	17,474
Total assets	$1,763,491	$1,707,712

Liabilities and Stockholders' Equity
Deposits	$1,471,690	$1,455,597
Securities sold under agreements to repurchase	6,627	10,212
Advances from FHLB of Des Moines	84,654	43,637
Note payable	3,000	3,000
Accounts payable and other liabilities	4,618	6,417
Accrued interest payable	995	918
Subordinated debt	14,872	14,848
Total liabilities	1,586,456	1,534,629

Common stock, $.01 par value; 10,000,000 shares authorized; 8,591,363 shares issued at September 30, 2017 and June 30, 2017	86	86
Additional paid-in capital	70,114	70,101
Retained earnings	106,286	102,369
Accumulated other comprehensive income	549	527
Total stockholders' equity	177,035	173,083

Total liabilities and stockholders' equity	$1,763,491	$1,707,712

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

	Three months ended
	September 30,
	2017	2016
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$17,455	$14,250
Investment securities	529	506
Mortgage-backed securities	417	345
Other interest-earning assets	10	4
Total interest income	18,411	15,105
INTEREST EXPENSE:
Deposits	2,862	1,932
Securities sold under agreements to repurchase	14	27
Advances from FHLB of Des Moines	226	418
Note payable	28	-
Subordinated debt	178	152
Total interest expense	3,308	2,529
NET INTEREST INCOME	15,103	12,576
PROVISION FOR LOAN LOSSES	868	925
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,235	11,651
NONINTEREST INCOME:
Deposit account charges and related fees	1,168	942
Bank card interchange income	869	685
Loan late charges	113	85
Loan servicing fees	180	56
Other loan fees	388	238
Net realized gains on sale of loans	203	272
Earnings on bank owned life insurance	233	211
Other income	117	86
Total noninterest income	3,271	2,575
NONINTEREST EXPENSE:
Compensation and benefits	5,932	4,787
Occupancy and equipment, net	2,309	2,031
Deposit insurance premiums	119	175
Legal and professional fees	252	203
Advertising	238	239
Postage and office supplies	197	132
Intangible amortization	348	228
Bank card network expense	367	279
Other operating expense	993	1,085
Total noninterest expense	10,755	9,159
INCOME BEFORE INCOME TAXES	6,751	5,067
INCOME TAXES	1,889	1,358
NET INCOME	$4,862	$3,709

Basic earnings per common share	$0.57	$0.50
Diluted earnings per common share	$0.56	$0.50
Dividends per common share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

	Three months ended
	September 30,
	2017	2016

(dollars in thousands)
Net income	$4,862	$3,709
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	23	(230)
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	11	(30)
Tax (expense) benefit	(12)	96
Total other comprehensive income (loss)	22	(164)
Comprehensive income	$4,884	$3,545

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

	Three months ended
	September 30,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$4,862	$3,709
Items not requiring (providing) cash:
Depreciation	778	754
(Gain) loss on disposal of fixed assets	(4)	3
Stock option and stock grant expense	20	20
Amortization of intangible assets	348	228
Amortization of purchase accounting adjustments	(404)	(306)
Increase in cash surrender value of bank owned life insurance	(233)	(211)
Gain on sale of foreclosed assets	(28)	(20)
Provision for loan losses	868	925
Net amortization of premiums and discounts on securities	272	256
Originations of loans held for sale	(6,876)	(9,171)
Proceeds from sales of loans held for sale	6,799	7,919
Gain on sales of loans held for sale	(203)	(272)
Changes in:
Accrued interest receivable	(1,536)	(1,096)
Prepaid expenses and other assets	2,711	489
Accounts payable and other liabilities	(2,929)	(2,396)
Deferred income taxes	6	228
Accrued interest payable	77	29
Net cash provided by operating activities	4,528	1,088
Cash flows from investing activities:
Net increase in loans	(52,814)	(67,813)
Net change in interest-bearing deposits	-	225
Proceeds from maturities of available for sale securities	4,224	8,507
Net purchases of Federal Home Loan Bank stock	(1,644)	(762)
Net purchases of Federal Reserve Bank of Saint Louis stock	(836)	(7)
Purchases of available-for-sale securities	(7,726)	(4,048)
Purchases of premises and equipment	(1,383)	(430)
Investments in state & federal tax credits	(3,784)	(1,661)
Proceeds from sale of fixed assets	647	-
Proceeds from sale of foreclosed assets	431	459
Net cash used in investing activities	(62,885)	(65,530)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	24,271	8,819
Net increase (decrease) in certificates of deposits	(8,164)	37,878
Net decrease in securities sold under agreements to repurchase	(3,585)	(1,635)
Proceeds from Federal Home Loan Bank advances	487,050	144,150
Repayments of Federal Home Loan Bank advances	(445,950)	(125,100)
Common stock issued expense	(4)	-
Dividends paid on common stock	(945)	(744)
Net cash provided by financing activities	52,673	63,368
Decrease in cash and cash equivalents	(5,684)	(1,074)
Cash and cash equivalents at beginning of period	30,786	22,554
Cash and cash equivalents at end of period	$25,102	$21,480
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$701	$295
Conversion of foreclosed real estate to loans	-	54
Conversion of loans to repossessed assets	25	5
Cash paid during the period for:
Interest (net of interest credited)	$656	$838
Income taxes	480	1,882

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2017, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by SB Real Estate Investments, LLC, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At September 30, 2017, assets of the REIT were approximately $417 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1.7 million and $6.7 million at September 30 and June 30, 2017, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Intangible Assets.  The Company's intangible assets at September 30, 2017 included gross core deposit intangibles of $9.2 million with $4.1 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.3 million.  At June 30, 2017, the Company's intangible assets included gross core deposit intangibles of $9.2 million with $3.8 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.3 million. The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.0 million in the remainder of fiscal 2018, $1.1 million in fiscal 2019, $982,000 in fiscal 2020, $523,000 in fiscal 2021, $482,000 in fiscal 2022, and $963,000 thereafter.
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

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to income tax expense.

Outside Directors' Retirement. The Bank has entered into a retirement agreement with most outside directors since April 1994. The directors' retirement agreements provide that non-employee directors shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant's vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant's years of service on the Board, whether before or after the reorganization date.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact, if any, this new guidance will have on the Company's consolidated financial statements, but cannot yet reasonably estimate the impact of adoption. The Company has formed a working group of key personnel responsible for the allowance for loan losses estimate and has initiated its evaluation of the data and systems requirements of adoption of the Update.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.  The objective of the Update is to simplify the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The Update was effective for the Company beginning July 1, 2017, and did not have a material effect on the Company's income taxes or the Company's consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$10,443	$16	$(15)	$10,444
State and political subdivisions	52,074	980	(121)	52,933
Other securities	5,961	315	(542)	5,734
Mortgage-backed: GSE residential	78,349	495	(275)	78,569
Total investments and mortgage-backed securities	$146,827	$1,806	$(953)	$147,680

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$10,433	$17	$(12)	$10,438
State and political subdivisions	49,059	1,046	(127)	49,978
Other securities	6,017	306	(598)	5,725
Mortgage-backed GSE residential	78,088	490	(303)	78,275
Total investments and mortgage-backed securities	$143,597	$1,859	$(1,040)	$144,416

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2017
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$3,994	$4,007
After one year but less than five years	16,851	16,987
After five years but less than ten years	14,920	15,055
After ten years	32,713	33,062
Total investment securities	68,478	69,111
Mortgage-backed securities	78,349	78,569
Total investments and mortgage-backed securities	$146,827	$147,680

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $107.8 million at September 30, 2017 and $114.1 million at June 30, 2017.  The securities pledged consist of marketable securities, including $7.4 million and $6.5 million of U.S. Government and Federal Agency Obligations, $44.4 million and $50.5 million of Mortgage-Backed Securities, $17.3 million and $19.9 million of Collateralized Mortgage Obligations, $38.3 million and $36.8 million of State and Political Subdivisions Obligations, and $400,000 and $400,000 of Other Securities at September 30 and June 30, 2017,  respectively.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2017:

	September 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$3,482	$15	$-	$-	$3,482	$15
Obligations of state and political subdivisions	5,103	48	6,683	73	11,786	121
Other securities	56	-	1,206	542	1,262	542
Mortgage-backed securities	19,316	200	9,899	75	29,215	275
Total investments and mortgage-backed securities	$27,957	$263	$17,788	$690	$45,745	$953

	June 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$6,457	$12	$-	$-	$6,457	$12
Obligations of state and political subdivisions	12,341	127	256	-	12,597	127
Other securities	-	-	1,160	598	1,160	598
Mortgage-backed securities	29,836	267	2,285	36	32,121	303
Total investments and mortgage-backed securities	$48,634	$406	$3,701	$634	$52,335	$1,040

Other securities.  At September 30, 2017, there were three pooled trust preferred securities with an estimated fair value of $874,000 and unrealized losses of $536,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The September 30, 2017, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality.  Assumptions for these three securities included annualized prepayments of 1.3 to 1.9 percent; recoveries of 36 percent on currently deferred issuers within the next two years; new deferrals of 40 to 50 basis points annually; and eventual recoveries of eight to ten percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase; two of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but have since resumed cash interest payments. One of the two securities which were in PIK status resumed cash interest payments during fiscal 2014, and the second resumed cash interest payments during fiscal 2017. Our cash flow analysis indicates that cash interest payments are expected to continue for the three securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of September 30, 2017, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of September 30, 2017, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month periods ended September 30, 2017 and 2016.

	Accumulated Credit Losses
	Three-Month Period Ended
(dollars in thousands)	September 30,
	2017	2016
Credit losses on debt securities held
Beginning of period	$340	$352
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(3)	(3)
End of period	$337	$349

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2017	June 30, 2017
Real Estate Loans:
Residential	$449,771	$442,463
Construction	109,340	106,782
Commercial	634,735	603,922
Consumer loans	60,495	63,651
Commercial loans	265,246	247,184
	1,519,587	1,464,002
Loans in process	(53,674)	(50,740)
Deferred loan fees, net	4	6
Allowance for loan losses	(16,357)	(15,538)
Total loans	$1,449,560	$1,397,730

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At September 30, 2017, construction loans outstanding included 52 loans, totaling $9.2 million, for which a modification had been agreed to.  At June 30, 2017, construction loans outstanding included 50 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30 and June 30, 2017, and activity in the allowance for loan losses for the three-month periods ended  September 30, 2017 and 2016:

	At period end and for the three months ended September 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	93	1	581	84	109	868
Losses charged off	(23)	-	-	(29)	-	(52)
Recoveries	-	-	-	3	-	3
Balance, end of period	$3,300	$965	$7,649	$815	$3,628	$16,357
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,300	$965	$7,649	$815	$3,628	$16,357
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$446,317	$54,337	$623,676	$60,495	$261,460	$1,446,285
Ending Balance: loans acquired with deteriorated credit quality	$3,454	$1,329	$11,059	$-	$3,786	$19,628

	At period end and for the three months ended September 30, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	-	30	659	-	236	925
Losses charged off	(97)	-	-	(4)	(168)	(269)
Recoveries	3	-	-	4	2	9
Balance, end of period	$3,153	$1,121	$6,370	$738	$3,074	$14,456
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,153	$1,121	$6,370	$738	$3,074	$14,456
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	At June 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$438,981	$54,704	$592,427	$63,651	$243,369	$1,393,132
Ending Balance: loans acquired with deteriorated credit quality	$3,482	$1,338	$11,495	$-	$3,815	$20,130

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30, 2017 and June 30, 2017. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	September 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$444,649	$55,631	$620,048	$60,172	$259,658
Watch	1,806	-	8,628	126	1,798
Special Mention	148	-	937	30	78
Substandard	3,168	35	5,122	167	3,110
Doubtful	-	-	-	-	602
Total	$449,771	$55,666	$634,735	$60,495	$265,246

	June 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$438,222	$55,825	$588,385	$63,320	$240,864
Watch	772	-	9,253	123	2,003
Special Mention	148	-	926	30	84
Substandard	3,321	217	5,358	178	3,631
Doubtful	-	-	-	-	602
Total	$442,463	$56,042	$603,922	$63,651	$247,184

The above amounts include purchased credit impaired loans. At September 30, 2017, purchased credited impaired loans comprised $10.2 million of credits rated "Pass"; $4.5 million of credits rated "Watch"; none rated "Special Mention"; $4.9 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2017,  purchased credit impaired loans accounted for $10.2 million of credits rated "Pass"; $5.0 million of credits  rated "Watch"; none rated "Special Mention"; $4.9 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2017.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:
	September 30, 2017
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,780	$454	$438	$2,672	$447,099	$449,771	$-
Construction	-	-	-	-	55,666	55,666	-
Commercial	713	1,233	529	2,475	632,260	634,735	223
Consumer loans	380	9	212	601	59,894	60,495	76
Commercial loans	121	101	99	321	264,925	265,246	4
Total loans	$2,994	$1,797	$1,278	$6,069	$1,459,844	$1,465,913	$303

	June 30, 2017
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,491	$148	$676	$2,315	$440,148	$442,463	$59
Construction	35	-	-	35	56,007	56,042	-
Commercial	700	-	711	1,411	602,511	603,922	-
Consumer loans	216	16	134	366	63,285	63,651	13
Commercial loans	144	53	426	623	246,561	247,184	329
Total loans	$2,586	$217	$1,947	$4,750	$1,408,512	$1,413,262	$401

At September 30, 2017 and June 30, 2017  there were no purchased credit impaired loans that were greater than 90 days past due.
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
The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2017. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.
	September 30, 2017
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,775	$4,433	$-
Construction real estate	1,364	1,671	-
Commercial real estate	14,492	16,354	-
Consumer loans	1	1	-
Commercial loans	4,218	4,857	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,775	$4,433	$-
Construction real estate	$1,364	$1,671	$-
Commercial real estate	$14,492	$16,354	$-
Consumer loans	$1	$1	$-
Commercial loans	$4,218	$4,857	$-

	June 30, 2017
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,486	$-
Construction real estate	1,373	1,695	-
Commercial real estate	14,935	16,834	-
Consumer loans	1	1	-
Commercial loans	4,302	4,990	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,811	$4,486	$-
Construction real estate	$1,373	$1,695	$-
Commercial real estate	$14,935	$16,834	$-
Consumer loans	$1	$1	$-
Commercial loans	$4,302	$4,990	$-

The above amounts include purchased credit impaired loans. At September 30, 2017, purchased credit impaired loans comprised $19.6 million of impaired loans without a specific valuation allowance.  At June 30, 2017, purchased credit impaired loans comprised $20.1 million of impaired loans without a specific valuation allowance.
The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,468	$67
Construction Real Estate	1,334	39
Commercial Real Estate	11,277	246
Consumer Loans	-	-
Commercial Loans	3,801	58
Total Loans	$19,880	$410

	For the three-month period ended
	September 30, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,929	$30
Construction Real Estate	1,395	34
Commercial Real Estate	9,849	181
Consumer Loans	-	-
Commercial Loans	1,026	19
Total Loans	$15,199	$264

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2017 and 2016, was immaterial.

For the three-month period ended September 30, 2017, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $78,000, as compared to $82,000, for the three-month period ended September 30, 2016.

The following table presents the Company's nonaccrual loans at September 30 and June 30, 2017. The table excludes performing troubled debt restructurings.

(dollars in thousands)	September 30, 2017	June 30, 2017
Residential real estate	$1,200	$1,263
Construction real estate	35	35
Commercial real estate	518	960
Consumer loans	148	158
Commercial loans	406	409
Total loans	$2,307	$2,825

At September 30 and June 30, 2017, there were no purchased credit impaired loans on nonaccrual.

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

During the three-month periods ended September 30, 2017 and 2016, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2017		September 30, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	1	37
Commercial real estate	-	-	3	1,970
Consumer loans	-	-	-	-
Commercial loans	-	-	1	2
Total	-	$-	5	$2,009

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2017, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2017		June 30, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	10	$1,756	10	$1,756
Construction real estate	-	-	-	-
Commercial real estate	13	5,153	13	5,206
Consumer loans	-	-	-	-
Commercial loans	6	3,829	6	3,946
Total	29	$10,738	29	$10,908

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2017. The amount of these loans is shown below:

(dollars in thousands)	September 30, 2017	June 30, 2017
Residential real estate	$4,111	$4,158
Construction real estate	1,636	1,660
Commercial real estate	12,922	13,394
Consumer loans	-	-
Commercial loans	4,425	4,502
Outstanding balance	$23,094	$23,714
Carrying amount, net of fair value adjustment of $3,466 and $3,584 at September 30, 2017, and June 30, 2017, respectively	$19,628	$20,130
 Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	September 30, 2017	September 30, 2016
Balance at beginning of period	$609	$656
Additions	-	-
Accretion	(78)	(82)
Reclassification from nonaccretable difference	89	66
Disposals	-	-
Balance at end of period	$620	$640

During the three-month periods ended September 30, 2017 and September 30, 2016, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2017	June 30, 2017
Non-interest bearing accounts	$194,747	$186,203
NOW accounts	494,313	479,488
Money market deposit accounts	109,870	105,599
Savings accounts	143,864	147,247
Certificates	528,896	537,060
Total Deposit Accounts	$1,471,690	$1,455,597

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2017	2016

(dollars in thousands except per share data)
Net income available to common shareholders	$4,862	$3,709

Average Common shares – outstanding basic	8,591,363	7,436,914
Stock options under treasury stock method	28,799	30,556
Average Common shares – outstanding diluted	8,620,162	7,467,470

Basic earnings per common share	$0.57	$0.50
Diluted earnings per common share	$0.56	$0.50

At September 30, 2017 and 2016, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended
(dollars in thousands)	September 30, 2017	September 30, 2016
Income taxes
Current	$1,883	$117
Deferred	6	1,241
Total income tax provision	$1,889	$1,358

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	September 30, 2017	June 30, 2017
Deferred tax assets:
Provision for losses on loans	$5,706	$5,563
Accrued compensation and benefits	822	1,068
Other-than-temporary impairment on available for sale securities	122	128
NOL carry forwards acquired	475	513
Minimum Tax Credit	130	130
Unrealized loss on other real estate	127	131
Total deferred tax assets	7,382	7,533

Deferred tax liabilities:
Purchase accounting adjustments	1,145	1,193
Depreciation	2,658	2,734
FHLB stock dividends	197	203
Prepaid expenses	171	213
Unrealized gain on available for sale securities	307	295
Other	1,018	991
Total deferred tax liabilities	5,497	5,629

Net deferred tax asset	$1,885	$1,904

As of September 30, 2017 the Company had approximately $1.3 million and $3.2 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended
(dollars in thousands)	September 30, 2017	September 30, 2016
Tax at statutory rate	$2,363	$1,773
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(139)	(132)
State tax, net of Federal benefit	96	47
Cash surrender value of Bank-owned life insurance	(82)	(74)
Tax credit benefits	(224)	(93)
Other, net	(125)	(163)
Actual provision	$1,889	$1,358

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the Plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2017; for fiscal 2018, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.  During the three-month period ended September 30, 2017, retirement plan expenses recognized for the Plan totaled approximately $279,000, as compared to $243,000 for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At September 30, 2017, the current rate was 4.07%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at September 30, 2017, and $2.6 million at June 30, 2017.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.1 million at September 30, 2017, and $5.0 million at June 30, 2017.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2016:

	Fair Value Measurements at September 30, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,444	$-	$10,444	$-
State and political subdivisions	52,933	-	52,933	-
Other securities	5,734	-	5,734	-
Mortgage-backed GSE residential	78,569	-	78,569	-

	Fair Value Measurements at June 30, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,438	$-	$10,438	$-
State and political subdivisions	49,978	-	49,978	-
Other securities	5,725	-	5,725	-
Mortgage-backed GSE residential	78,275	-	78,275	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2017.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2017:

Fair Value Measurements at September 30, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,424	$-	$-	$3,424

Fair Value Measurements at June 30, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,100	$-	$-	$3,100

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2017 and 2016:

	For the three months ended
(dollars in thousands)	September 30, 2017	September 30, 2016
Foreclosed and repossessed assets held for sale	$(6)	$(143)
Total (losses) gains on assets measured on a non-recurring basis	$(6)	$(143)

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

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan's fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  There were no loans measured at fair value on a nonrecurring basis at September 30, 2017 or June 30, 2017.

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

(dollars in thousands)	Fair value at September 30, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted- average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,424	Third party appraisal	Marketability discount	0.0% - 74.3%	39.1%

(dollars in thousands)	Fair value at June 30, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted- average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,100	Third party appraisal	Marketability discount	0.0% - 66.4%	40.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2017.

	September 30, 2017
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$25,102	$25,102	$-	$-
Interest-bearing time deposits	747	-	747	-
Stock in FHLB	5,191	-	5,191	-
Stock in Federal Reserve Bank of St. Louis	3,193	-	3,193	-
Loans receivable, net	1,449,560	-	-	1,449,091
Accrued interest receivable	8,305	-	8,305	-
Financial liabilities
Deposits	1,471,690	941,147	-	527,892
Securities sold under agreements to repurchase	6,627	-	6,627	-
Advances from FHLB	84,654	66,100	18,660	-
Accrued interest payable	995	-	995	-
Subordinated debt	14,872	-	-	11,871
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2017
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,786	$30,786	$-	$-
Interest-bearing time deposits	747	-	747	-
Stock in FHLB	3,547	-	3,547	-
Stock in Federal Reserve Bank of St. Louis	2,357	-	2,357	-
Loans receivable, net	1,397,730	-	-	1,394,164
Accrued interest receivable	6,769	-	6,769	-
Financial liabilities
Deposits	1,455,597	918,553	-	536,266
Securities sold under agreements to repurchase	10,212	-	10,212	-
Advances from FHLB	43,637	20,000	23,781	-
Accrued interest payable	918	-	918	-
Subordinated debt	14,848	-	-	11,984
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 12:  Business Combinations

On August 17, 2017, the Company announced the signing of an agreement and plan of merger whereby Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, Southern Missouri Bank of Marshfield, will be acquired by the Company in a stock and cash transaction valued at approximately $15.1 million, (representing 140% of Bancshares' anticipated capital, as adjusted, at closing). At June 30, 2017, Bancshares held consolidated assets of $91.6 million, loans, net, of $69.1 million, and deposits of $73.6 million. The transaction is expected to close in the first quarter of calendar year 2018, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank simultaneously with the acquisition of Bancshares in the first quarter of calendar year 2018.  Through September 30, 2017, the Company incurred a total $75,000 of third-party acquisition-related costs with $50,000 being included in noninterest expense in the Company's consolidated statement of income for the three months ended September 30, 2017.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2017, the Bank operated from its headquarters, 37 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 35 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at September 30, 2017, and results of operations for the three-month periods ended September 30, 2017 and 2016.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2017 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 53 in the Company's 2017 Annual Report.

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

During the first three months of fiscal 2018, we grew our balance sheet by $55.8 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $51.8 million. Available-for-sale investments increased $3.3 million, and cash equivalents and time deposits decreased a combined $5.7 million. Deposits increased $16.1 million, inclusive of a $15.5 million increase in public unit deposits, and net of a $25.6 reduction in brokered certificates of deposit and a $1.0 million reduction in brokered nonmaturity deposits. This discussion of brokered deposits excludes those originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Securities sold under agreements to repurchase decreased $3.6 million, and advances from the Federal Home Loan Bank (FHLB) increased $41.0 million, reflecting our use of overnight advances during the first quarter to fund loan growth and allow the maturity of some brokered certificates of deposit. Equity increased $4.0 million, primarily as a result of retention of net income.

Net income for the first three months of fiscal 2018 was $4.9 million, an increase of $1.2 million, or 31.1% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of increases in net interest income and noninterest income, and a decrease in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes. Diluted net income available to common shareholders was $0.56 per share for the first three months of fiscal 2018, as compared to $0.50 per share for the same period of the prior fiscal year. For the first three months of fiscal 2018, net interest income increased $2.5 million, or 20.1%; noninterest income increased $696,000, or 27.0%; provision for loan losses decreased $57,000, or 6.2%; noninterest expense increased $1.6 million, or 17.4%; and provision for income taxes increased $531,000, or 39.1%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first three months of fiscal 2018 were lower for much of the period, but moved higher beginning in mid-September. The curve was generally flatter, also, as longer-term rates moved lower earlier in the period, and ended the quarter up less than shorter-term rates. At September 30, 2017, as compared to June 30, 2017, the yield on two-year treasuries moved up from 1.38% to 1.47%; the yield on five-year treasuries moved up from 1.89% to 1.92%; the yield on ten-year treasuries moved up from 2.31% to 2.33%; and the yield on 30-year treasuries moved up from 2.84% to 2.86%. As compared to the first three months of the prior fiscal year, our average yield on earning assets increased by six basis points, as we originated and renewed loans at rates reflecting recent increases by the Federal Reserve's Open Market Committee (FOMC) (see "Results of Operations: Comparison of the three-month periods ended September 30, 2017 and 2016 – Net Interest Income"). The FOMC increased targeted overnight rates by a total of 75 basis points between December 2016 and June 2017, just prior to the beginning of the Company's fiscal year, after having increased rates for the first time since the 2008 financial crisis in December 2015. The Company has considered the measured increase in market interest rates to generally be favorable.

Our net interest margin decreased two basis points when comparing the first three months of fiscal 2018 to the same period of the prior fiscal year. The deterioration was attributable primarily to a higher cost of funds, partially offset by an increase in loan yields. We estimate that our loan yields would have increased further, were it not for the impact of a reduction in the accretion of the fair value discount recorded on recent acquisitions. Net interest income resulting from the accretion of the discount (and a smaller premium on acquired time deposits) attributable to the Peoples Acquisition and the Capaha Acquisition in the first three months of fiscal 2018 totaled $465,000, as compared to $601,000 in the first three months of fiscal 2017. In the current period, this component of net interest income contributed twelve basis points to the net interest margin, a decrease from a contribution of 18 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the closing of the Capaha Acquisition in mid-June 2017 resulted in additional accretion in the current quarter.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2017, noninterest income increased $696,000, or 27.0%, as compared to the same period of the prior fiscal year, attributable primarily to deposit account charges and related fees, bank card interchange income, loan fees, and loan servicing fees, all of which were attributable in part to the Capaha Acquisition, which increased our number of account holders and loans serviced. These increases were partially offset by a decrease in net realized gains on sale of loans. Noninterest expense for the three-month period ended September 30, 2017, increased $1.6 million, or 17.4%, as compared to the same period of the prior fiscal year. The increase was due mostly to increases in compensation and benefits and occupancy expenses, amortization of core deposit intangibles, and bank card network expenses, all which were attributable in part to the Capaha Acquisition, which increased our staffing, number of locations, account holders, and included the recognition of a core deposit intangible. These increases were partially offset by a decrease in other operating expenses, due to the inclusion in the prior period's results of a prepayment penalty for the early repayment of an FHLB term advance, and a decrease in FDIC insurance premiums.

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

Comparison of Financial Condition at September 30 and June 30, 2017

The Company experienced balance sheet growth in the first three months of fiscal 2018, with total assets of $1.8 billion at September 30, 2017, reflecting an increase of $55.8 million, or 3.3%, as compared to June 30, 2017. Asset growth was comprised mainly of loan growth.

Available-for-sale (AFS) securities were $147.7 million at September 30, 2017, an increase of $3.3 million, or 2.3%, as compared to June 30, 2017. The increase was attributable primarily to increased holdings of obligations of state and political subdivisions. Cash equivalents and time deposits were $25.1 million, a decrease of $5.7 million, or 18.5%, as compared to June 30, 2017.

Loans, net of the allowance for loan losses, were $1.4 billion at September 30, 2017, an increase of $51.8 million, or 3.7%, as compared to June 30, 2017. The increase was attributable primarily to growth in commercial real estate, commercial operating, and residential loans, partially offset by a decline in consumer loans. The increase in commercial real estate lending was attributable mostly to loans secured by nonresidential properties. The increase in commercial operating loans was attributable primarily to commercial and industrial lending, as well as agricultural lines of credit. The increase in residential lending was attributable primarily to loans secured by one- to four-family residential properties.

Deposits were $1.5 billion at September 30, 2017, an increase of $16.1 million, or 1.1%, as compared to June 30, 2017. Deposit growth was comprised primarily of interest-bearing and noninterest-bearing transaction accounts, and money market deposit accounts, partially offset by declines in certificates of deposit and savings accounts. Since June 30, 2017, the Company's public unit deposits increased by $15.5 million, brokered certificates of deposit decreased $25.6 million, and brokered nonmaturity deposits decreased $1.0 million. Our discussion of brokered deposits excludes those brokered deposits originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. The average loan-to-deposit ratio for the first quarter of fiscal 2018 was 97.8%, as compared to 104.4% for the same period of the prior fiscal year.

FHLB advances were $84.7 million at September 30, 2017, an increase of $41.0 million, or 94.0%, as compared to June 30, 2017, as the Company utilized overnight and short-term funding to fund loan growth in excess of deposit growth and allow brokered deposits to decrease. Securities sold under agreements to repurchase totaled $6.6 million at September 30, 2017, a decrease of $3.6 million, or 35.1%, as compared to June 30, 2017, as we continued to encourage larger customers to migrate from this product to a reciprocal brokered deposit arrangement. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $177.0 million at September 30, 2017, an increase of $4.0 million, or 2.3%, as compared to June 30, 2017. The increase was attributable primarily to the retention of net income and an increase in accumulated other comprehensive income, partially offset by payment of dividends on common stock.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2017 and 2016

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2017 and 2016. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2017			September 30, 2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,135,297	$13,633	4.80	$930,492	$11,248	4.84
Other loans (1)	300,859	3,822	5.08	247,575	3,002	4.85
Total net loans	1,436,156	17,455	4.86	1,178,067	14,250	4.84
Mortgage-backed securities	78,631	417	2.12	68,020	345	2.03
Investment securities (2)	75,241	529	2.81	67,168	506	3.01
Other interest earning assets	2,268	10	1.76	7,730	4	0.21
Total interest earning assets (1)	1,592,296	18,411	4.63	1,320,985	15,105	4.57
Other noninterest earning assets (3)	140,660	-		115,277	-
Total assets	$1,732,956	$18,411		$1,436,262	$15,105

Interest bearing liabilities:
Savings accounts	$145,872	163	0.45	$116,986	92	0.31
NOW accounts	484,580	955	0.79	396,481	721	0.73
Money market deposit accounts	109,311	151	0.55	78,707	61	0.31
Certificates of deposit	541,079	1,593	1.18	402,343	1,058	1.05
Total interest bearing deposits	1,280,842	2,862	0.89	994,517	1,932	0.78
Borrowings:
Securities sold under agreements to repurchase	9,492	14	0.59	26,723	27	0.40
FHLB advances	55,063	226	1.64	132,107	418	1.27
Note Payable	3,000	28	3.73	-	-	-
Subordinated debt	14,860	178	4.79	14,765	152	4.12
Total interest bearing liabilities	1,363,257	3,308	0.97	1,168,112	2,529	0.87
Noninterest bearing demand deposits	187,330	-		133,601	-
Other noninterest bearing liabilities	7,367	-		7,083	-
Total liabilities	1,557,954	3,308		1,308,796	2,529
Stockholders' equity	175,002	-		127,466	-
Total liabilities and stockholders' equity	$1,732,956	$3,308		$1,436,262	$2,529

Net interest income		$15,103			$12,576

Interest rate spread (4)			3.66%			3.70%
Net interest margin (5)			3.79%			3.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.80%			113.09%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $54.1 million and $34.4 million, respectively, for the three-month period ended September 30, 2017, as compared to $46.8 million and $30.1 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three-month period ended September 30, 2017, compared to the three-month period ended September 30, 2016. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2017
	Compared to three-month period ended September 30, 2016
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$68	$3,122	$15	$3,205
Mortgage-backed securities	16	54	2	72
Investment securities (2)	(34)	61	(4)	23
Other interest-earning deposits	29	(3)	(20)	6
Total net change in income on
interest-earning assets	79	3,234	(7)	3,306

Interest-bearing liabilities:
Deposits	275	571	84	930
Securities sold under
agreements to repurchase	12	(17)	(8)	(13)
FHLB advances	124	(244)	(72)	(192)
Note Payable	-	-	28	28
Subordinated Debt	24	1	1	26
Total net change in expense on
interest-bearing liabilities	435	311	33	779
Net change in net interest income	$(356)	$2,923	$(40)	$2,527

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2017 and 2016

General. Net income available to common shareholders for the three-month period ended September 30, 2017, was $4.9 million, an increase of $1.2 million, or 31.1%, as compared to the same period of the prior fiscal year.  The increase was attributable to increased net interest income and noninterest income, as well as a reduction in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes.

For the three-month period ended September 30, 2017, basic and fully-diluted net income per share available to common shareholders were $0.57 and $0.56, respectively, as compared to $0.50 under both measures for the same period of the prior fiscal year, which represented increases of $0.07, or 14.0%, and $0.06, or 12.0%, respectively. Our annualized return on average assets for the three-month period ended September 30, 2017, was 1.12%, as compared to 1.03% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended September 30, 2017, was 11.1%, as compared to 11.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2017, was $15.1 million, an increase of $2.5 million, or 20.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 20.5% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.79% in the current three-month period, as compared to 3.81% in the three-month period ended September 30, 2016. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition decreased to $234,000 for the three-month period ended September 30, 2017, as compared to $601,000 for the same period of the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Capaha Acquisition resulted in an additional $231,000 in net interest income for the three-month period ended September 30, 2017, with no comparable item in the same period a year ago. Combined, these components of net interest income contributed twelve basis points to net interest margin in the three-month period ended September 30, 2017, as compared to a contribution of 18 basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay, however, the Capaha Acquisition will contribute additional net interest income during fiscal 2018, with no comparable items from fiscal 2017 periods.

For the three-month period ended September 30, 2017, our net interest spread was 3.66%, as compared to 3.70% in the year-ago period. The deterioration in net interest rate spread, compared to the same period a year ago, resulted from a ten basis point increase in the average cost of interest-bearing liabilities, partially offset by a six basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended September 30, 2017, was $18.4 million, an increase of $3.3 million, or 21.9%, as compared to the same period of the prior fiscal year. The increase was attributed to a 20.5% increase in the average balance of interest-earning assets, combined with a six basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while investment balances increased at a slower rate. The increase in the average yield on interest-earning assets was attributable to origination and renewals of loans at higher market rates and a shift in the earning asset mix towards the loan portfolio, partially offset by a reduction in loan discount accretion, discussed above.

Interest Expense. Total interest expense for the three-month period ended September 30, 2017, was $3.3 million, an increase of $779,000, or 30.8%, as compared to the same period of the prior fiscal year. The increase was attributable to a 16.7% increase in the average balance of interest-bearing liabilities, combined with a 10 basis point increase in the average cost of interest-bearing liabilities, as compared to the same period of the prior fiscal year. Increased average interest-bearing balances were attributable primarily to increases in certificate of deposit balances, interest-bearing transaction accounts, money market deposit accounts and savings accounts, partially offset by lower FHLB borrowings and repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2016, was $868,000, as compared to $925,000 in the same period of the prior fiscal year. Decreased provisioning was attributed primarily to the reduction in nonperforming loans and net charge offs. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.24% (annualized), while the Company recorded net charge offs during the period of 0.01% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.31% (annualized), while the Company recorded net charge offs of 0.09% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income for the three-month period ended September 30, 2017, was $3.3 million, an increase of $696,000, or 27.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to deposit account service charges, bank card interchange income, loan fees, and loan servicing income, partially offset by a decline in gains on sales of residential real estate loans originated for that purpose. Increases in deposit account service charges, bank card interchange income, and loan servicing income were attributable primarily to the additional account holders and loans serviced following the June 2017 Capaha Acquisition.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2017, was $10.8 million, an increase of $1.6 million, or 17.4%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits and occupancy expenses, as a result of the Company's larger staff and number of facilities following the June 2017 Capaha Acquisition. Expenses related to merger and acquisition activity in the current period totaled $222,000, with no comparable charges in the year ago period. The same quarter of the prior fiscal year did include $335,000 in charges related to the early repayment of $16.5 million in term FHLB advances. The efficiency ratio for the three-month period ended September 30, 2017, was 58.5%, as compared to 60.5% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended September 30, 2017, was $1.9 million, an increase of $531,000, or 39.1%, as compared to the same period of the prior fiscal year, attributable primarily to higher pre-tax income, combined with an increase in the effective tax rate, to 28.0%, from 26.8%. The higher effective tax rate was attributed primarily to the relative amount of the Company's tax-advantaged investments as compared to total earning assets and pre-tax income.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2017 and 2016:

	For the three months ended
	September 30,
(dollars in thousands)	2017	2016

Balance, beginning of period	$15,538	$13,791
Loans charged off:
Residential real estate	(23)	(97)
Construction	-	-
Commercial business	-	(168)
Commercial real estate	-	-
Consumer	(29)	(4)
Gross charged off loans	(52)	(269)
Recoveries of loans previously charged off:
Residential real estate	-	3
Construction	-	-
Commercial business	-	2
Commercial real estate	-	-
Consumer	3	4
Gross recoveries of charged off loans	3	9
Net (charge offs) recoveries	(49)	(260)
Provision charged to expense	868	925
Balance, end of period	$16,357	$14,456

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $819,000 to $16.4 million at September 30, 2017, from $15.5 million at June 30, 2017. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at September 30, 2017.

At September 30, 2017, the Company had loans of $12.2 million, or 0.83% of total  loans, adversely classified ($11.6 million classified "substandard"; $602,000 classified "doubtful"), as compared to loans of $13.3 million, or 0.94% of total loans, adversely classified ($12.7 million classified "substandard"; $602,000 classified "doubtful") at June 30, 2017, and $10.7 million, or 0.88% of total loans, adversely classified ($10.7 million classified "substandard"; none classified "doubtful") at September 30, 2016. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $2.0 million at September 30, 2017. As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $4.8 million at June 30, 2017, to $6.1 million at September 30, 2017.

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

The following table sets forth the Company's historical net charge offs as of September 30 and June 30, 2017:

	September 30, 2017	June 30, 2017
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.04%
Construction	0.05%	0.05%
Commercial	0.00%	0.00%
Consumer loans	0.22%	0.16%
Commercial loans	0.05%	0.13%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At September 30, 2017, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended September 30, 2017	Qualitative factor applied at fiscal year ended June 30, 2017
Real estate loans:
Residential	0.73%	0.73%
Construction	1.72%	1.73%
Commercial	1.33%	1.33%
Consumer loans	1.37%	1.36%
Commercial loans	1.38%	1.37%

At September 30, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $14.6 million, as compared to $13.8 million at June 30, 2017, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were little changed, on balance.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016
Nonaccruing loans:
Residential real estate	$1,200	$1,263	$2,073
Construction	35	35	245
Commercial real estate	518	960	1,779
Consumer	148	158	184
Commercial business	406	409	689
Total	2,307	2,825	4,970

Loans 90 days past due accruing interest:
Residential real estate	-	59	60
Construction	-	-	-
Commercial real estate	223	-	-
Consumer	76	13	-
Commercial business	4	329	-
Total	303	401	60

Total nonperforming loans	2,610	3,226	5,030

Foreclosed assets held for sale:
Real estate owned	3,357	3,014	3,182
Other nonperforming assets	67	86	45
Total nonperforming assets	$6,034	$6,326	$8,257

At September 30, 2017, troubled debt restructurings (TDRs) totaled $11.1 million, of which $334,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $10.7 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2017, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2017, TDRs totaled $11.2 million, of which $338,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $10.9 million in TDRs at June 30, 2017, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2017, nonperforming assets totaled $6.0 million, as compared to $6.3 million at June 30, 2017, and $8.3 million at September 30, 2016. The decrease in nonperforming assets from fiscal year end was attributable primarily to a decrease in nonaccrual commercial real estate loans and other nonperforming assets, partially offset by an increase in foreclosed real estate owned.

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

At September 30, 2017, the Company had outstanding commitments and approvals to extend credit of approximately $254.8 million (including $165.1 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At September 30, 2017, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $327.0 million, of which $84.6 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $594.9 million, subject to available collateral. Also, at September 30, 2017, the Bank had pledged a total of $224.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $150.7 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of September 30 and June 30, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement began phasing in beginning in January 2016 at 0.625% of risk-weighted assets and increases by that amount each year until fully implemented in January 2019.  The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of September 30, 2017, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$199,256	12.77%	$124,822	8.00%	n/a	n/a
Southern Bank	188,585	12.09%	124,826	8.00%	156,032	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	181,792	11.65%	93,617	6.00%	n/a	n/a
Southern Bank	171,121	10.97%	93,619	6.00%	124,826	8.00%
Tier I Capital (to Average Assets)
Consolidated	181,792	10.54%	68,967	4.00%	n/a	n/a
Southern Bank	171,121	9.95%	68,787	4.00%	85,984	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	167,715	10.75%	70,213	4.50%	n/a	n/a
Southern Bank	171,121	10.97%	70,214	4.50%	101,421	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$194,322	12.84%	$121,086	8.00%	n/a	n/a
Southern Bank	183,906	12.15%	121,118	8.00%	151,397	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	177,679	11.74%	90,815	6.00%	n/a	n/a
Southern Bank	167,263	11.05%	90,838	6.00%	121,118	8.00%
Tier I Capital (to Average Assets)
Consolidated	177,679	11.66%	60,975	4.00%	n/a	n/a
Southern Bank	167,263	10.98%	60,949	4.00%	76,187	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	163,626	10.81%	68,111	4.50%	n/a	n/a
Southern Bank	167,263	11.05%	68,129	4.50%	98,408	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2018, fixed rate 1- to 4-family residential loan production totaled $13.6 million, as compared to $14.4 million during the same period of the prior fiscal year. At September 30, 2017, the fixed rate residential loan portfolio was $148.1 million with a weighted average maturity of 105 months, as compared to $139.4 million at September 30, 2016, with a weighted average maturity of 117 months. The Company originated $6.2 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2017, as compared to $6.5 million during the same period of the prior fiscal year. At September 30, 2017, fixed rate loans with remaining maturities in excess of 10 years totaled $35.9 million, or 2.5% of net loans receivable, as compared to $35.6 million, or 3.0% of net loans receivable at September 30, 2016. The Company originated $62.6 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2017, as compared to $76.7 million during the same period of the prior fiscal year.  The Company also originated $22.7 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2017, as compared to $14.2 million during the same period of the prior fiscal year. At September 30, 2017, adjustable-rate home equity lines of credit increased to $34.6 million, as compared to $25.5 million at September 30, 2016. At September 30, 2017, the Company's investment portfolio had an expected weighted-average life of 3.6 years, compared to 3.5 years at September 30, 2016. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2017, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2017
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 160,921	$ (22,283)	-12%	9.57%	-0.81%
+200 bp	167,887	(15,317)	-8%	9.83%	-0.55%
+100 bp	174,781	(8,423)	-5%	10.07%	-0.31%
0 bp	183,204	-	-	10.38%	0.00%
-100 bp	195,641	12,437	7%	10.90%	0.52%
-200 bp	217,926	34,722	19%	11.98%	1.60%
-300 bp	224,138	40,934	22%	12.28%	1.90%

June 30, 2017
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 146,140	$ (26,692)	-15%	8.99%	-1.13%
+200 bp	154,473	(18,359)	-11%	9.35%	-0.77%
+100 bp	162,804	(10,027)	-6%	9.70%	-0.42%
0 bp	172,832	-	-	10.12%	0.00%
-100 bp	189,720	16,888	10%	10.91%	0.79%
-200 bp	209,964	37,133	21%	11.91%	1.79%
-300 bp	215,014	42,182	24%	12.16%	2.04%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2017.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2017 thru 7/31/2017	-	-	-	-
8/1/2017 thru 8/31/2017	-	-	-	-
9/1/2017 thru 9/30/2017	-	-	-	-
Total	-	-	-	-

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
Director's Retirement Agreement with Dennis C. Robison (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference)

(vii)
Director's Retirement Agreement with David J. Tooley (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference)

		(viii)	Director's Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.1	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: November 9, 2017	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)