Form 10-Q
period 2017-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2018-02-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-23406

Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation)	(IRS employer id. no.)

2991 Oak Grove Road, Poplar Bluff, MO	63901
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2018
Common Stock, Par Value $.01	8,608,838 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND JUNE 30, 2017

	December 31, 2017	June 30, 2017
(dollars in thousands)	(unaudited)
Assets
Cash and cash equivalents	$35,236	$30,786
Interest-bearing time deposits	498	747
Available for sale securities	148,353	144,416
Stock in FHLB of Des Moines	4,311	3,547
Stock in Federal Reserve Bank of St. Louis	3,193	2,357
Loans receivable, net of allowance for loan losses of $16,867 and $15,538 at December 31, 2017 and June 30, 2017, respectively	1,452,975	1,397,730
Accrued interest receivable	9,059	6,769
Premises and equipment, net	53,479	54,167
Bank owned life insurance – cash surrender value	34,795	34,329
Goodwill	8,631	8,631
Other intangible assets, net	6,121	6,759
Prepaid expenses and other assets	20,046	17,474
Total assets	$1,776,697	$1,707,712

Liabilities and Stockholders' Equity
Deposits	$1,508,969	$1,455,597
Securities sold under agreements to repurchase	3,697	10,212
Advances from FHLB of Des Moines	59,914	43,637
Note payable	3,000	3,000
Accounts payable and other liabilities	4,641	6,417
Accrued interest payable	1,080	918
Subordinated debt	14,896	14,848
Total liabilities	1,596,197	1,534,629

Common stock, $.01 par value; 12,000,000 shares authorized; 8,588,388 and 8,591,363 shares issued, respectively, at December 31, 2017 and June 30, 2017	86	86
Additional paid-in capital	70,209	70,101
Retained earnings	110,577	102,369
Accumulated other comprehensive income (loss)	(372)	527
Total stockholders' equity	180,500	173,083

Total liabilities and stockholders' equity	$1,776,697	$1,707,712

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$18,236	$14,229	$35,692	$28,479
Investment securities	558	500	1,087	1,006
Mortgage-backed securities	426	350	843	695
Other interest-earning assets	11	4	20	8
Total interest income	19,231	15,083	37,642	30,188
INTEREST EXPENSE:
Deposits	3,025	2,043	5,887	3,975
Securities sold under agreements to repurchase	8	25	22	52
Advances from FHLB of Des Moines	284	282	510	700
Note payable	29	-	57	-
Subordinated debt	182	160	360	312
Total interest expense	3,528	2,510	6,836	5,039
NET INTEREST INCOME	15,703	12,573	30,806	25,149
PROVISION FOR LOAN LOSSES	642	656	1,511	1,581
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,061	11,917	29,295	23,568
NONINTEREST INCOME:
Deposit account charges and related fees	1,162	952	2,331	1,894
Bank card interchange income	905	719	1,773	1,404
Loan late charges	106	100	219	185
Loan servicing fees	147	74	327	130
Other loan fees	242	319	630	557
Net realized gains on sale of loans	219	241	422	513
Net realized gains on sale of AFS securities	37	-	37	-
Earnings on bank owned life insurance	234	210	466	421
Other income	122	85	241	171
Total noninterest income	3,174	2,700	6,446	5,275
NONINTEREST EXPENSE:
Compensation and benefits	5,424	4,513	11,356	9,300
Occupancy and equipment, net	2,379	1,991	4,684	4,021
Deposit insurance premiums	151	146	270	320
Legal and professional fees	293	325	545	528
Advertising	364	242	602	482
Postage and office supplies	177	145	374	277
Intangible amortization	348	228	696	456
Bank card network expense	373	274	740	553
Other operating expense	1,010	842	2,006	1,928
Total noninterest expense	10,519	8,706	21,273	17,865
INCOME BEFORE INCOME TAXES	7,716	5,911	14,468	10,978
INCOME TAXES	2,546	1,735	4,435	3,093
NET INCOME	$5,170	$4,176	$10,033	$7,885

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016

(dollars in thousands)
Net income	$5,170	$4,176	$10,033	$7,885
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(1,360)	(3,401)	(1,338)	(3,631)
Less: reclassification adjustment for realized gains included in net income	37	-	37	-
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	40	10	52	(20)
Tax benefit (expense)	428	1,255	416	1,351
Total other comprehensive income (loss)	(929)	(2,136)	(907)	(2,300)
Comprehensive income	$4,241	$2,040	$9,126	$5,585

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2017 AND 2016 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$10,033	$7,885
Items not requiring (providing) cash:
Depreciation	1,559	1,507
Gain on disposal of fixed assets	(12)	(9)
Stock option and stock grant expense	144	232
Amortization of intangible assets	696	456
Amortization of purchase accounting adjustments	(820)	(577)
Increase in cash surrender value of bank owned life insurance	(466)	(420)
Gain on sale of foreclosed assets	(71)	(5)
Provision for loan losses	1,511	1,581
Gains realized on sale of AFS securities	(37)	-
Net amortization of premiums and discounts on securities	510	526
Originations of loans held for sale	(11,605)	(17,999)
Proceeds from sales of loans held for sale	11,199	18,193
Gain on sales of loans held for sale	(422)	(513)
Changes in:
Accrued interest receivable	(2,290)	(1,279)
Prepaid expenses and other assets	4,938	958
Accounts payable and other liabilities	(3,657)	(1,100)
Deferred income taxes	142	235
Accrued interest payable	162	43
Net cash provided by operating activities	11,514	9,714
Cash flows from investing activities:
Net increase in loans	(56,501)	(75,726)
Net change in interest-bearing deposits	249	225
Proceeds from maturities of available for sale securities	7,943	13,371
Proceeds from sales of available for sale securities	7,303	-
Net (purchases) redemptions of Federal Home Loan Bank stock	(764)	103
Net purchases of Federal Reserve Bank of Saint Louis stock	(836)	(7)
Purchases of available-for-sale securities	(20,978)	(20,440)
Purchases of premises and equipment	(1,714)	(939)
Investments in state & federal tax credits	(4,748)	(1,661)
Proceeds from sale of fixed assets	854	11
Proceeds from sale of foreclosed assets	752	484
Net cash used in investing activities	(68,440)	(84,579)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	73,299	55,029
Net (decrease) increase in certificates of deposits	(19,914)	36,172
Net decrease in securities sold under agreements to repurchase	(6,515)	(4,543)
Proceeds from Federal Home Loan Bank advances	1,186,400	336,055
Repayments of Federal Home Loan Bank advances	(1,170,000)	(338,605)
Exercise of stock options	-	61
Common stock issued expense	(4)	-
Dividends paid on common stock	(1,890)	(1,491)
Net cash provided by financing activities	61,376	82,678
Increase in cash and cash equivalents	4,450	7,813
Cash and cash equivalents at beginning of period	30,786	22,554
Cash and cash equivalents at end of period	$35,236	$30,367
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,272	$472
Conversion of foreclosed real estate to loans	-	54
Conversion of loans to repossessed assets	34	44
Cash paid during the period for:
Interest (net of interest credited)	$1,749	$1,930
Income taxes	1,080	2,582

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month period ended December 31, 2017, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2017, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by SB Real Estate Investments, LLC, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At December 31, 2017, assets of the REIT were approximately $388 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1.9 million and $6.7 million at December 31 and June 30, 2017, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.  Non interest-bearing deposits in other depository institutions were $16.3 million and $9.7 million at December 31 and June 30, 2017, respectively, with the total held at Midwest Independent Bank, Jefferson City, Missouri.  These totals include $16.1 million and $9.4 million, respectively, in items in transit.

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

Some loans are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans ("purchased credit impaired loans"), the Company recorded a fair value discount and began carrying them at book value less their face amount (see Note 5). For these loans, we determined the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows"), and estimated the amount and timing of undiscounted expected principal and interest payments, including expected prepayments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference is an estimate of the loss exposure of principal and interest related to the purchased credit impaired loans, and the amount is subject to change over time based on the performance of the loans. The carrying value of purchased credit impaired loans is initially determined as the discounted expected cash flows. The excess of expected cash flows at acquisition over the initial fair value of the purchased credit impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the acquired loans using the level-yield method, if the timing and amount of the future cash flows is reasonably estimable. The carrying value of purchased credit impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. Subsequent to acquisition, the Company evaluates the purchased credit impaired loans on a quarterly basis. Increases in expected cash flows compared to those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those previously estimated decrease the accretable yield and may result in the establishment of an allowance for loan losses and a provision for loan losses. Purchased credit impaired loans are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, purchased credit impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

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

Intangible Assets.  The Company's intangible assets at December 31, 2017 included gross core deposit intangibles of $9.2 million with $4.5 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.3 million.  At June 30, 2017, the Company's intangible assets included gross core deposit intangibles of $9.2 million with $3.8 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.3 million. The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.0 million in the remainder of fiscal 2018, $1.1 million in fiscal 2019, $982,000 in fiscal 2020, $523,000 in fiscal 2021, $482,000 in fiscal 2022, and $963,000 thereafter.
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

Incentive Plan. The Company accounts for its Equity Incentive Plan (EIP) and Omnibus Incentive Plan (OIP) in accordance with ASC 718, "Share-Based Payment." Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The difference between the aggregate purchase price and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to income tax expense.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$10,452	$2	$(63)	$10,391
State and political subdivisions	54,020	610	(318)	54,312
Other securities	5,899	387	(470)	5,816
Mortgage-backed: GSE residential	78,486	97	(749)	77,834
Total investments and mortgage-backed securities	$148,857	$1,096	$(1,600)	$148,353

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$10,433	$17	$(12)	$10,438
State and political subdivisions	49,059	1,046	(127)	49,978
Other securities	6,017	306	(598)	5,725
Mortgage-backed GSE residential	78,088	490	(303)	78,275
Total investments and mortgage-backed securities	$143,597	$1,859	$(1,040)	$144,416

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2017
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$4,229	$4,232
After one year but less than five years	17,610	17,596
After five years but less than ten years	21,316	21,459
After ten years	27,216	27,232
Total investment securities	70,371	70,519
Mortgage-backed securities	78,486	77,834
Total investments and mortgage-backed securities	$148,857	$148,353

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $121.4 million at December 31, 2017 and $114.1 million at June 30, 2017.  The securities pledged consist of marketable securities, including $9.4 million and $6.5 million of U.S. Government and Federal Agency Obligations, $41.3 million and $50.5 million of Mortgage-Backed Securities, $26.3 million and $19.9 million of Collateralized Mortgage Obligations, $44.1 million and $36.8 million of State and Political Subdivisions Obligations, and $300,000 and $400,000 of Other Securities at December 31 and June 30, 2017, respectively.

Gains of $51,452 were recognized from sales of available-for-sale securities in each of the three- and six- month periods ended December 31, 2017.  Losses of $14,345 were recognized from sales of available-for-sale securities in each of the three- and six- month periods ended December 31, 2017.  There were no sales of available-for-sale securities in the three- and six- month periods ended December 31, 2016.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2017:

	December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$5,931	$30	$2,465	$33	$8,396	$63
Obligations of state and political subdivisions	14,502	150	8,306	168	22,808	318
Other securities	-	-	1,271	470	1,271	470
Mortgage-backed securities	47,655	296	20,494	453	68,149	749
Total investments and mortgage-backed securities	$68,088	$476	$32,536	$1,124	$100,624	$1,600

	June 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$6,457	$12	$-	$-	$6,457	$12
Obligations of state and political subdivisions	12,341	127	256	-	12,597	127
Other securities	-	-	1,160	598	1,160	598
Mortgage-backed securities	29,836	267	2,285	36	32,121	303
Total investments and mortgage-backed securities	$48,634	$406	$3,701	$634	$52,335	$1,040

Other securities.  At December 31, 2017, there were three pooled trust preferred securities with an estimated fair value of $943,000 and unrealized losses of $465,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. All pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The December 31, 2017, cash flow analysis for these three securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these three securities included annualized prepayments of 1.3 to 1.7 percent; recoveries of 21 percent on currently deferred issuers within the next two years; new deferrals of 40 to 50 basis points annually; and eventual recoveries of eight to ten percent of new deferrals.

One of these three securities has continued to receive cash interest payments in full since our purchase; two of the three securities received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but have since resumed cash interest payments. One of the two securities which were in PIK status resumed cash interest payments during fiscal 2014, and the second resumed cash interest payments during fiscal 2017. Our cash flow analysis indicates that cash interest payments are expected to continue for the three securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

At December 31, 2008, analysis of a fourth pooled trust preferred security indicated other-than-temporary impairment (OTTI). The loss recognized at that time reduced the amortized cost basis for the security, and as of December 31, 2017, the estimated fair value of the security exceeds the new, lower amortized cost basis.

The Company does not believe any other individual unrealized loss as of December 31, 2017, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-month periods ended December 31, 2017 and 2016.

	Accumulated Credit Losses
	Six-Month Period Ended
(dollars in thousands)	December 31,
	2017	2016
Credit losses on debt securities held
Beginning of period	$340	$352
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(6)	(6)
End of period	$334	$346

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2017	June 30, 2017
Real Estate Loans:
Residential	$447,401	$442,463
Construction	86,088	106,782
Commercial	655,996	603,922
Consumer loans	66,725	63,651
Commercial loans	246,165	247,184
	1,502,375	1,464,002
Loans in process	(32,536)	(50,740)
Deferred loan fees, net	3	6
Allowance for loan losses	(16,867)	(15,538)
Total loans	$1,452,975	$1,397,730

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At December 31, 2017, construction loans outstanding included 57 loans, totaling $10.7 million, for which a modification had been agreed to.  At June 30, 2017, construction loans outstanding included 50 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31 and June 30, 2017, and activity in the allowance for loan losses for the three- and six-month periods ended December 31, 2017 and 2016:

	At period end and for the six months ended December 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	133	(78)	1,271	125	60	1,511
Losses charged off	(78)	-	(36)	(58)	(21)	(193)
Recoveries	1	-	-	4	6	11
Balance, end of period	$3,286	$886	$8,303	$828	$3,564	$16,867
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,286	$886	$8,303	$828	$3,564	$16,867
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$443,968	$52,231	$646,557	$66,725	$242,923	$1,452,404
Ending Balance: loans acquired with deteriorated credit quality	$3,433	$1,321	$9,439	$-	$3,242	$17,435

	For the three months ended December 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,300	$965	$7,649	$815	$3,628	$16,357
Provision charged to expense	40	(79)	690	40	(49)	642
Losses charged off	(55)	-	(36)	(28)	(21)	(140)
Recoveries	1	-	-	1	6	8
Balance, end of period	$3,286	$886	$8,303	$828	$3,564	$16,867

	At period end and for the six months ended December 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	316	(170)	1,124	52	259	1,581
Losses charged off	(97)	(31)	-	(39)	(270)	(437)
Recoveries	6	1	16	5	29	57
Balance, end of period	$3,472	$891	$6,851	$756	$3,022	$14,992
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,472	$891	$6,851	$756	$3,022	$14,992
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended December 31, 2016
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,153	$1,121	$6,370	$738	$3,074	$14,456
Provision charged to expense	316	(200)	465	53	22	656
Losses charged off	-	(31)	-	(35)	(101)	(167)
Recoveries	3	1	16	-	27	47
Balance, end of period	$3,472	$891	$6,851	$756	$3,022	$14,992

	At June 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$438,981	$54,704	$592,427	$63,651	$243,369	$1,393,132
Ending Balance: loans acquired with deteriorated credit quality	$3,482	$1,338	$11,495	$-	$3,815	$20,130

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31, 2017 and June 30, 2017. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	December 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$441,488	$53,518	$643,665	$66,444	$240,845
Watch	2,987	-	6,619	116	1,877
Special Mention	147	-	937	30	78
Substandard	2,779	34	4,775	135	2,763
Doubtful	-	-	-	-	602
Total	$447,401	$53,552	$655,996	$66,725	$246,165

	June 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$438,222	$55,825	$588,385	$63,320	$240,864
Watch	772	-	9,253	123	2,003
Special Mention	148	-	926	30	84
Substandard	3,321	217	5,358	178	3,631
Doubtful	-	-	-	-	602
Total	$442,463	$56,042	$603,922	$63,651	$247,184

The above amounts include purchased credit impaired loans. At December 31, 2017, purchased credit impaired loans comprised $9.8 million of credits rated "Pass"; $3.0 million of credits rated "Watch"; none rated "Special Mention"; $4.6 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2017,  purchased credit impaired loans accounted for $10.2 million of credits rated "Pass"; $5.0 million of credits  rated "Watch"; none rated "Special Mention"; $4.9 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2017.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

	December 31, 2017
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$3,334	$1,074	$1,026	$5,434	$441,967	$447,401	$761
Construction	507	-	-	507	53,045	53,552	-
Commercial	659	437	4,147	5,243	650,753	655,996	4,147
Consumer loans	466	232	241	939	65,786	66,725	136
Commercial loans	389	147	665	1,201	244,964	246,165	637
Total loans	$5,355	$1,890	$6,079	$13,324	$1,456,515	$1,469,839	$5,681

	June 30, 2017
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,491	$148	$676	$2,315	$440,148	$442,463	$59
Construction	35	-	-	35	56,007	56,042	-
Commercial	700	-	711	1,411	602,511	603,922	-
Consumer loans	216	16	134	366	63,285	63,651	13
Commercial loans	144	53	426	623	246,561	247,184	329
Total loans	$2,586	$217	$1,947	$4,750	$1,408,512	$1,413,262	$401

At December 31, 2017, there was one purchased credit impaired loan that was greater than 90 days past due with a net value of $168,000.  At June 30, 2017 there were no purchased credit impaired loans that were greater than 90 days past due.
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
The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2017. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2017
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,750	$4,397	$-
Construction real estate	1,355	1,644	-
Commercial real estate	15,856	17,551	-
Consumer loans	1	1	-
Commercial loans	3,562	4,195	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,750	$4,397	$-
Construction real estate	$1,355	$1,644	$-
Commercial real estate	$15,856	$17,551	$-
Consumer loans	$1	$1	$-
Commercial loans	$3,562	$4,195	$-

	June 30, 2017
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,486	$-
Construction real estate	1,373	1,695	-
Commercial real estate	14,935	16,834	-
Consumer loans	1	1	-
Commercial loans	4,302	4,990	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,811	$4,486	$-
Construction real estate	$1,373	$1,695	$-
Commercial real estate	$14,935	$16,834	$-
Consumer loans	$1	$1	$-
Commercial loans	$4,302	$4,990	$-

The above amounts include purchased credit impaired loans. At December 31, 2017, purchased credit impaired loans comprised $17.4 million of impaired loans without a specific valuation allowance.  At June 30, 2017, purchased credit impaired loans comprised $20.1 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,443	$60
Construction Real Estate	1,326	40
Commercial Real Estate	10,249	305
Consumer Loans	-	-
Commercial Loans	3,514	51
Total Loans	$18,532	$456

	For the three-month period ended
	December 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,836	$21
Construction Real Estate	1,378	37
Commercial Real Estate	9,772	186
Consumer Loans	-	-
Commercial Loans	958	18
Total Loans	$14,944	$262

	For the six-month period ended
	December 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,456	$127
Construction Real Estate	1,329	79
Commercial Real Estate	10,664	551
Consumer Loans	-	-
Commercial Loans	3,614	109
Total Loans	$19,063	$866

	For the six-month period ended
	December 31, 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,889	$51
Construction Real Estate	1,387	71
Commercial Real Estate	9,807	367
Consumer Loans	-	-
Commercial Loans	983	37
Total Loans	$15,066	$526

Interest income on impaired loans recognized on a cash basis in the three- and six-month periods ended December 31, 2017 and 2016, was immaterial.

For the three- and six-month periods ended December 31, 2017, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $183,000 and $261,000, respectively, as compared to $79,000 and $161,000, respectively, for the three- and six-month periods ended December 31, 2016.

The following table presents the Company's nonaccrual loans at December 31 and June 30, 2017. The table excludes performing troubled debt restructurings.

(dollars in thousands)	December 31, 2017	June 30, 2017
Residential real estate	$924	$1,263
Construction real estate	34	35
Commercial real estate	209	960
Consumer loans	123	158
Commercial loans	345	409
Total loans	$1,635	$2,825

At December 31 and June 30, 2017, there were no purchased credit impaired loans on nonaccrual.

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

During the three- and six-month periods ended December 31, 2017 and 2016, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	December 31, 2017		December 31, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	1	366
Consumer loans	-	-	1	1
Commercial loans	-	-	-	-
Total	-	$-	2	$367

	For the six-month periods ended
	December 31, 2017		December 31, 2016
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	1	36
Commercial real estate	-	-	4	2,303
Consumer loans	-	-	2	1
Commercial loans	-	-	1	2
Total	-	$-	8	$2,342

Performing loans classified as TDRs and outstanding at December 31 and June 30, 2017, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2017		June 30, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	10	$1,746	10	$1,756
Construction real estate	-	-	-	-
Commercial real estate	13	8,063	13	5,206
Consumer loans	-	-	-	-
Commercial loans	6	3,554	6	3,946
Total	29	$13,363	29	$10,908

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2017. The amount of these loans is shown below:

(dollars in thousands)	December 31, 2017	June 30, 2017
Residential real estate	$4,080	$4,158
Construction real estate	1,609	1,660
Commercial real estate	11,134	13,394
Consumer loans	-	-
Commercial loans	3,876	4,502
Outstanding balance	$20,699	$23,714
Carrying amount, net of fair value adjustment of $3,264 and $3,584 at December 31, 2017, and June 30, 2017, respectively	$17,435	$20,130

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	December 31, 2017	December 31, 2016
Balance at beginning of period	$620	$640
Additions	-	-
Accretion	(183)	(79)
Reclassification from nonaccretable difference	170	65
Disposals	-	-
Balance at end of period	$607	$626

	For the six-month period ended
(dollars in thousands)	December 31, 2017	December 31, 2016
Balance at beginning of period	$609	$656
Additions	-	-
Accretion	(261)	(161)
Reclassification from nonaccretable difference	259	131
Disposals	-	-
Balance at end of period	$607	$626

During the three-and six-month periods ended December 31, 2017 and 2016, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2017	June 30, 2017
Non-interest bearing accounts	$192,266	$186,203
NOW accounts	539,803	479,488
Money market deposit accounts	113,572	105,599
Savings accounts	146,182	147,247
Certificates	517,146	537,060
Total Deposit Accounts	$1,508,969	$1,455,597

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016

(dollars in thousands except per share data)
Net income available to common shareholders	$5,170	$4,176	$10,033	$7,885

Average Common shares – outstanding basic	8,589,073	7,440,620	8,590,218	7,438,767
Stock options under treasury stock method	29,883	26,388	28,778	25,195
Average Common shares – outstanding diluted	8,618,956	7,467,008	8,618,996	7,463,962

Basic earnings per common share	$0.60	$0.56	$1.17	$1.06
Diluted earnings per common share	$0.60	$0.56	$1.16	$1.06

At December 31, 2017 and 2016, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended		For the six-month periods ended
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Income taxes
Current	$2,484	$386	$4,366	$2,859
Deferred	62	1,349	69	234
Total income tax provision	$2,546	$1,735	$4,435	$3,093

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	December 31, 2017	June 30, 2017
Deferred tax assets:
Provision for losses on loans	$3,904	$5,563
Accrued compensation and benefits	544	1,068
Other-than-temporary impairment on available for sale securities	80	128
NOL carry forwards acquired	301	513
Minimum Tax Credit	130	130
Unrealized loss on other real estate	84	131
Unrealized loss on available for sale securities	121	-
Total deferred tax assets	5,164	7,533

Deferred tax liabilities:
Purchase accounting adjustments	741	1,193
Depreciation	1,442	2,734
FHLB stock dividends	130	203
Prepaid expenses	134	213
Unrealized gain on available for sale securities	-	295
Other	466	991
Total deferred tax liabilities	2,913	5,629

Net deferred tax asset	$2,251	$1,904

As of December 31, 2017 the Company had approximately $1.3 million and $3.2 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended		For the six-month periods ended
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Tax at statutory rate	$2,168	$2,069	$4,066	$3,842
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(114)	(129)	(225)	(261)
State tax, net of Federal benefit	137	60	243	108
Cash surrender value of Bank-owned life insurance	(66)	(74)	(131)	(147)
Tax credit benefits	(225)	(93)	(449)	(187)
Adjustment of deferred tax asset for enacted changes in tax laws	1,124	-	1,124	-
Other, net	(478)	(98)	(193)	(262)
Actual provision	$2,546	$1,735	$4,435	$3,093

For the three and six month periods ended December 31, 2017, income tax expense at the statutory rate was calculated using a 28.1% annual effective tax rate, compared to 35.0% for the three and six month periods ended December 31, 2016.  Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2017; for fiscal 2018, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three- and six-month periods ended December 31, 2017, retirement plan expenses recognized for the Plan totaled approximately $273,000 and $552,000, respectively, as compared to $205,000 and $448,000, respectively, for the same periods of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At December 31, 2017, the current rate was 4.35%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at December 31, 2017, and $2.6 million at June 30, 2017.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.1 million at December 31, 2017, and $5.0 million at June 30, 2017.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31 and June 30, 2017:

	Fair Value Measurements at December 31, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,391	$-	$10,391	$-
State and political subdivisions	54,312	-	54,312	-
Other securities	5,816	-	5,816	-
Mortgage-backed GSE residential	77,834	-	77,834	-

	Fair Value Measurements at June 30, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,438	$-	$10,438	$-
State and political subdivisions	49,978	-	49,978	-
Other securities	5,725	-	5,725	-
Mortgage-backed GSE residential	78,275	-	78,275	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2017.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31, and June 30, 2017:

Fair Value Measurements at December 31, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 3,724	$ -	$ -	$ 3,724

Fair Value Measurements at June 30, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$ 3,100	$ -	$ -	$ 3,100

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2017 and 2016:

	For the six months ended
(dollars in thousands)	December 31, 2017	December 31, 2016
Foreclosed and repossessed assets held for sale	$(56)	$(167)
Total (losses) gains on assets measured on a non-recurring basis	$(56)	$(167)

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

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan's fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  There were no loans measured at fair value on a nonrecurring basis at December 31 or June 30, 2017.

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

(dollars in thousands)	Fair value at December 31, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$ 3,724	Third party appraisal	Marketability discount	0.0% - 66.4%	36.2%

(dollars in thousands)	Fair value at June 30, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$ 3,100	Third party appraisal	Marketability discount	0.0% - 66.4%	40.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2017.

	December 31, 2017
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,236	$35,236	$-	$-
Interest-bearing time deposits	498	-	498	-
Stock in FHLB	4,311	-	4,311	-
Stock in Federal Reserve Bank of St. Louis	3,193	-	3,193	-
Loans receivable, net	1,452,975	-	-	1,449,727
Accrued interest receivable	9,059	-	9,059	-
Financial liabilities
Deposits	1,508,969	991,874	-	516,326
Securities sold under agreements to repurchase	3,697	-	3,697	-
Advances from FHLB	59,914	49,400	10,571	-
Accrued interest payable	1,080	-	1,080	-
Subordinated debt	14,896	-	-	12,413
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2017
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,786	$30,786	$-	$-
Interest-bearing time deposits	747	-	747	-
Stock in FHLB	3,547	-	3,547	-
Stock in Federal Reserve Bank of St. Louis	2,357	-	2,357	-
Loans receivable, net	1,397,730	-	-	1,394,164
Accrued interest receivable	6,769	-	6,769	-
Financial liabilities
Deposits	1,455,597	918,553	-	536,266
Securities sold under agreements to repurchase	10,212	-	10,212	-
Advances from FHLB	43,637	20,000	23,781	-
Accrued interest payable	918	-	918	-
Subordinated debt	14,848	-	-	11,984
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 12:  Business Combinations

On August 17, 2017, the Company announced the signing of an agreement and plan of merger whereby Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, Southern Missouri Bank of Marshfield, will be acquired by the Company in a stock and cash transaction valued at approximately $15.1 million, (representing 140% of Bancshares' anticipated capital, as adjusted, at closing). At December 31, 2017, Bancshares held consolidated assets of $86.7 million, loans, net, of $68.4 million, and deposits of $70.1 million. The transaction is expected to close in the first quarter of calendar year 2018, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank shortly after the acquisition of Bancshares in the first quarter of calendar year 2018.  Through December 31, 2017, the Company incurred a total $152,000 of third-party acquisition-related costs with $77,000 and $127,000 being included in noninterest expense in the Company's consolidated statement of income for the three- and six- months ended December 31, 2017, respectively.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2017, the Bank operated from its headquarters, 37 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 35 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at December 31, 2017, and results of operations for the three- and six-month periods ended December 31, 2017 and 2016.

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

•	fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;
•	demand for loans and deposits in our market area;
•	legislative or regulatory changes or changes in the application or interpretation of laws or regulations by regulatory agencies or tax authorities that adversely affect our business;
•	changes in accounting principles, policies, or guidelines, or changes in deferred tax asset and liability activity;
•	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
•	the impact of technological changes; and
•	our success at managing the risks involved in the foregoing.

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

During the first six months of fiscal 2018, we grew our balance sheet by $69.0 million. Balance sheet growth was primarily attributable to loan growth. Loans, net of the allowance for loan losses, increased $55.2 million. Available-for-sale investments increased $3.9 million, and cash equivalents and time deposits increased a combined $4.2 million. Deposits increased $53.4 million, inclusive of a $44.3 million increase in public unit deposits, and net of a

$37.5 reduction in traditional brokered certificates of deposit and a $3.3 million increase in brokered nonmaturity deposits. This discussion of brokered deposits excludes those originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Securities sold under agreements to repurchase decreased $6.5 million, and advances from the Federal Home Loan Bank (FHLB) increased $16.3 million, reflecting our use of overnight advances during the fiscal year to date to fund loan growth and allow the maturity of some brokered certificates of deposit. Equity increased $7.4 million, primarily as a result of retention of net income.

Net income for the first six months of fiscal 2018 was $10.0 million, an increase of $2.1 million, or 27.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of increases in net interest income and noninterest income, and a decrease in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes. Diluted net income available to common shareholders was $1.16 per share for the first six months of fiscal 2018, as compared to $1.06 per share for the same period of the prior fiscal year. For the first six months of fiscal 2018, net interest income increased $5.7 million, or 22.5%; noninterest income increased $1.2 million, or 22.2%; provision for loan losses decreased $70,000, or 4.4%; noninterest expense increased $3.4 million, or 19.1%; and provision for income taxes increased $1.3 million, or 43.4%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first six months of fiscal 2018 generally moved higher, but the longest end of the yield curve was actually down slightly, leading to a flatter curve. Early in the period, long term rates moved down notably, and then from mid-September forward, generally increased less than shorter-term rates. At December 31, 2017, as compared to June 30, 2017, the yield on two-year treasuries moved up from 1.38% to 1.89%; the yield on five-year treasuries moved up from 1.89% to 2.20%; the yield on ten-year treasuries moved up from 2.31% to 2.40%; and the yield on 30-year treasuries actually moved down from 2.84% to 2.74%. As compared to the first six months of the prior fiscal year, our average yield on earning assets increased by 17 basis points, helped in part by discount accretion recognized on recent acquisitions, but also as we originated and renewed loans at rates reflecting recent increases by the Federal Reserve's Open Market Committee (FOMC) (see "Results of Operations: Comparison of the three- and six-month periods ended December 31, 2017 and 2016 – Net Interest Income"). The FOMC increased targeted overnight rates by 25 basis points in December 2017, and a total of 75 basis points between December 2016 and June 2017, just prior to the beginning of the Company's fiscal year. In December 2015, the FOMC increased rates by 25 basis points, the first increase since the financial crisis which began in 2008. The Company has considered the measured increase in market interest rates to generally be favorable, however, the flattening yield curve is concerning.

Our net interest margin increased seven basis points when comparing the first six months of fiscal 2018 to the same period of the prior fiscal year. The improvement was attributable primarily to higher yields, partially offset by an increased cost of funds. Net interest income resulting from the accretion of the discount (and a smaller premium on acquired time deposits) attributable to the Peoples Acquisition and the Capaha Acquisition in the first six months of fiscal 2018 totaled $1.3 million as compared to $868,000 in the first six months of fiscal 2017. In the current period, this component of net interest income contributed 16 basis points to the net interest margin, an increase from a contribution of 13 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the closing of the Capaha Acquisition in mid-June 2017 resulted in additional accretion in the current fiscal year, while resolution of particular acquired impaired credits also resulted in recognition of further discount accretion.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2017, noninterest income increased $1.2 million, or 22.2%, as compared to the same period of the prior fiscal year, attributable primarily to deposit account charges and related fees, bank card interchange income, loan servicing fees, and other loan fees, all of which were attributable in part to the Capaha Acquisition, which increased our number of account holders and loans serviced. These increases were partially offset by a decrease in net realized gains on sale of loans. Noninterest expense for the six-month period ended December 31, 2017, increased $3.4 million, or 19.1%, as compared to the same period of the prior fiscal year. The increase was due mostly to increases in compensation and benefits and occupancy expenses, amortization of core deposit intangibles, and bank card network expenses, all which were attributable in part to the Capaha Acquisition, which increased our staffing, number of locations, account holders, and included the recognition of a core deposit intangible. These increases were partially offset by a decrease in FDIC insurance premiums.

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

Comparison of Financial Condition at December 31 and June 30, 2017

The Company experienced balance sheet growth in the first six months of fiscal 2018, with total assets of $1.8 billion at December 31, 2017, reflecting an increase of $69.0 million, or 4.0%, as compared to June 30, 2017. Asset growth was comprised mainly of loan growth.

Available-for-sale (AFS) securities were $148.4 million at December 31, 2017, an increase of $3.9 million, or 2.7%, as compared to June 30, 2017. The increase was attributable primarily to increased holdings in obligations of state and political subdivisions. Cash equivalents and time deposits were a combined $35.7 million, an increase of $4.2 million, or 13.3%, as compared to June 30, 2017.

Loans, net of the allowance for loan losses, were $1.5 billion at December 31, 2017, an increase of $55.2 million, or 4.0%, as compared to June 30, 2017. The increase was attributable primarily to growth in commercial real estate loans, along with smaller increases in residential real estate loans and consumer loans, partially offset by declines in drawn construction loan balances and commercial operating loans. The increase in commercial real estate lending was attributable mostly to loans secured by nonresidential properties. The increase in residential lending was attributable to loans secured by one- to four-family residential properties, partially offset by a decline in loans secured by multifamily properties. The decrease in commercial operating loans was attributable primarily to a seasonal decline in agricultural loan balances, partially offset by an increase in commercial and industrial loan balances.

Deposits were $1.5 billion at December 31, 2017, an increase of $53.4 million, or 3.7%, as compared to June 30, 2017. Deposit growth was comprised primarily of interest-bearing transaction accounts, along with smaller increases in money market deposit accounts and noninterest-bearing transaction accounts, partially offset by declines in certificates of deposit. Since June 30, 2017, the Company's public unit deposits increased by $44.3 million, much of which is seasonal, though several new relationships contributed significantly to growth, as well. Brokered certificates of deposit decreased $37.5 million, as management chose to not renew some funding through this source due to strong core deposit growth, and brokered nonmaturity deposits increased $3.3 million. Our discussion of brokered deposits excludes those brokered deposits originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. The average loan-to-deposit ratio for the first six months of fiscal 2018 was 98.4%, as compared to 103.0% for the same period of the prior fiscal year.

FHLB advances were $59.9 million at December 31, 2017, an increase of $16.3 million, or 37.3%, as compared to June 30, 2017, as the Company utilized overnight and short-term funding to fund loan growth in excess of deposit growth and allow brokered deposits to decrease. Securities sold under agreements to repurchase totaled $3.7 million at December 31, 2017, a decrease of $6.5 million, or 63.8%, as compared to June 30, 2017, as we continued to encourage larger customers to migrate from this product to a reciprocal brokered deposit arrangement. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $180.5 million at December 31, 2017, an increase of $7.4 million, or 4.3%, as compared to June 30, 2017. The increase was attributable primarily to the retention of net income, partially offset by payment of dividends on common stock and a decrease in accumulated other comprehensive income.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2017 and 2016

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2017 and 2016. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2017			December 31, 2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,162,386	$14,059	4.84	$974,321	$11,288	4.63
Other loans (1)	300,668	4,177	5.56	242,286	2,941	4.86
Total net loans	1,463,054	18,236	4.99	1,216,607	14,229	4.68
Mortgage-backed securities	78,485	426	2.17	70,775	350	1.98
Investment securities (2)	78,616	558	2.84	68,408	500	2.92
Other interest earning assets	3,028	11	1.34	1,599	4	1.00
Total interest earning assets (1)	1,623,183	19,231	4.74	1,357,389	15,083	4.44
Other noninterest earning assets (3)	141,665	-		123,287	-
Total assets	$1,764,848	$19,231		$1,480,676	$15,083

Interest bearing liabilities:
Savings accounts	$144,880	174	0.48	$116,859	93	0.32
NOW accounts	513,202	1,025	0.80	410,746	754	0.73
Money market deposit accounts	111,642	170	0.61	80,043	54	0.27
Certificates of deposit	523,441	1,656	1.27	435,894	1,142	1.05
Total interest bearing deposits	1,293,165	3,025	0.94	1,043,542	2,043	0.78
Borrowings:
Securities sold under agreements to repurchase	4,585	8	0.68	24,323	25	0.41
FHLB advances	70,797	284	1.60	124,834	282	0.90
Note Payable	3,000	29	3.82	-	-	-
Subordinated debt	14,884	182	4.89	14,789	160	4.33
Total interest bearing liabilities	1,386,431	3,528	1.02	1,207,488	2,510	0.83
Noninterest bearing demand deposits	193,028	-		137,468	-
Other noninterest bearing liabilities	6,657	-		5,873	-
Total liabilities	1,586,116	3,528		1,350,829	2,510
Stockholders' equity	178,732	-		129,847	-
Total liabilities and stockholders' equity	$1,764,848	$3,528		$1,480,676	$2,510

Net interest income		$15,703			$12,573

Interest rate spread (4)			3.72%			3.61%
Net interest margin (5)			3.87%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.08%			112.41%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)          Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $53.9 million and $34.6 million, respectively, for the three-month period ended December 31, 2017, as compared to $46.5 million and $30.4 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2017			December 31, 2016
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,148,842	$27,692	4.82	$952,406	$22,537	4.73
Other loans (1)	300,764	8,000	5.32	244,931	5,942	4.85
Total net loans	1,449,606	35,692	4.92	1,197,337	28,479	4.76
Mortgage-backed securities	78,558	843	2.15	69,398	695	2.00
Investment securities (2)	76,928	1,087	2.83	67,788	1,006	2.97
Other interest earning assets	2,648	20	1.52	4,665	8	0.35
Total interest earning assets (1)	1,607,740	37,642	4.68	1,339,188	30,188	4.51
Other noninterest earning assets (3)	141,162	-		119,281	-
Total assets	$1,748,902	$37,642		$1,458,469	$30,188

Interest bearing liabilities:
Savings accounts	$145,376	344	0.47	$116,922	185	0.32
NOW accounts	498,891	1,974	0.79	403,614	1,475	0.73
Money market deposit accounts	110,477	320	0.58	79,375	115	0.29
Certificates of deposit	532,260	3,249	1.22	419,119	2,200	1.05
Total interest bearing deposits	1,287,004	5,887	0.91	1,019,030	3,975	0.78
Borrowings:
Securities sold under agreements to repurchase	7,038	22	0.61	25,523	52	0.41
FHLB advances	62,930	510	1.62	128,471	700	1.09
Note Payable	3,000	57	3.80	-	-	-
Subordinated debt	14,872	360	4.84	14,776	312	4.23
Total interest bearing liabilities	1,374,844	6,836	0.99	1,187,800	5,039	0.85
Noninterest bearing demand deposits	190,179	-		135,535	-
Other noninterest bearing liabilities	7,012	-		6,477	-
Total liabilities	1,572,035	6,836		1,329,812	5,039
Stockholders' equity	176,867	-		128,657	-
Total liabilities and stockholders' equity	$1,748,902	$6,836		$1,458,469	$5,039

Net interest income		$30,806			$25,149

Interest rate spread (4)			3.69%			3.66%
Net interest margin (5)			3.83%			3.76%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.94%			112.75%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)          Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $54.0 million and $34.5 million, respectively, for the six-month period ended December 31, 2017, as compared to $46.6 million and $30.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three- and six-month periods ended December 31, 2017, compared to the three- and six-month periods ended December 31, 2016. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2017
	Compared to three-month period ended December 31, 2016
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$919	$2,886	$202	$4,007
Mortgage-backed securities	34	38	4	76
Investment securities (2)	(16)	75	(1)	58
Other interest-earning deposits	2	3	2	7
Total net change in income on
interest-earning assets	939	3,002	207	4,148

Interest-bearing liabilities:
Deposits	420	460	102	982
Securities sold under
agreements to repurchase	16	(20)	(13)	(17)
Subordinated debt	21	1	-	22
Note Payable	-	-	29	29
FHLB advances	220	(122)	(96)	2
Total net change in expense on
interest-bearing liabilities	677	319	22	1,018
Net change in net interest income	$262	$2,683	$185	$3,130

	Six-month period ended December 31, 2017
	Compared to six-month period ended December 31, 2016
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$1,008	$6,000	$205	$7,213
Mortgage-backed securities	51	92	5	148
Investment securities (2)	(49)	136	(6)	81
Other interest-earning deposits	27	(4)	(11)	12
Total net change in income on
interest-earning assets	1,037	6,224	193	7,454

Interest-bearing liabilities:
Deposits	687	1,033	192	1,912
Securities sold under
agreements to repurchase	26	(38)	(18)	(30)
FHLB advances	340	(357)	(173)	(190)
Note payable	-	-	57	57
Subordinated debt	45	2	1	48
Total net change in expense on
interest-bearing liabilities	1,098	640	59	1,797
Net change in net interest income	$(61)	$5,584	$134	$5,657

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2017 and 2016

General. Net income for the three-month period ended December 31, 2017, was $5.2 million, an increase of $1.0 million, or 23.8%, as compared to the same period of the prior fiscal year.  The increase was attributable to increases in net interest income and noninterest income, as well as a reduction in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes.

For the three-month period ended December 31, 2017, basic and fully-diluted net income per share were both $0.60, as compared to $0.56 under both measures for the same period of the prior fiscal year, which represented an increase of $0.04, or 7.1%. Our annualized return on average assets for the three-month period ended December 31, 2017, was 1.17%, as compared to 1.13% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended December 31, 2017, was 11.6%, as compared to 12.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2017, was $15.7 million, an increase of $3.1 million, or 24.9%, as compared to the same period of the prior fiscal year. The increase was attributable to a 19.6% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.87% in the current three-month period, from 3.71% in the three-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition increased to $558,000 for the three-month period ended December 31, 2017, as compared to $267,000 for the same period of the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Capaha Acquisition resulted in an additional $302,000 in net interest income for the three-month period ended December 31, 2017, with no comparable item in the same period a year ago. Combined, these components of net interest income contributed 21 basis points to net interest margin in the three-month period ended December 31, 2017, as compared to a contribution of eight basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay, however, the Capaha Acquisition will contribute additional net interest income during fiscal 2018, with no comparable items from fiscal 2017 periods. Also, additional net interest income was recognized in the quarter ended December 31, 2017, due to the resolution of specific purchased credit impaired loans.

For the three-month period ended December 31, 2017, our net interest spread was 3.72%, as compared to 3.61% in the three-month period a year ago. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 30 basis point increase in the average yield on interest-earning assets, partially offset by a 19 basis point increase in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended December 31, 2017, was $19.2 million, an increase of $4.1 million, or 27.5%, as compared to the same period of the prior fiscal year. The increase was attributed to a 19.6% increase in the average balance of interest-earning assets, combined with a 30 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while investment balances increased at a slower rate. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates, the increase in loan discount accretion, discussed above, as well as a slight shift in the earning asset mix towards the loan portfolio.

Interest Expense. Total interest expense for the three-month period ended December 31, 2017, was $3.5 million, an increase of $1.0 million, or 40.6%, as compared to the same period of the prior fiscal year. The increase was attributable to a 19 basis point increase in the average cost of interest-bearing liabilities, combined with a 14.8% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, certificates of deposit, money market deposit accounts and savings accounts, partially offset by lower FHLB borrowings and repurchase agreement balances. The increase in the average cost of interest-bearing liabilities was attributed to an increased cost to originate or renew certificates of deposit, increased overnight and short-term FHLB borrowing rates, and increased rates paid on interest-bearing transaction and money market deposit accounts.

Provision for Loan Losses. The provision for loan losses for the three-month period ended December 31, 2017, was $642,000, as compared to $656,000 in the same period of the prior fiscal year. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.18%

(annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.22% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income, including securities gains, for the three-month period ended December 31, 2017, was $3.2 million, an increase of $474,000, or 17.6%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to deposit account service charges, bank card interchange income, loan servicing income, and gains on sales of securities, partially offset by declines in loan fees and gains on sales of residential real estate loans originated for that purpose. Increases in deposit account service charges, bank card interchange income, and loan servicing income were attributable primarily to the additional account holders and loans serviced following the June 2017 Capaha Acquisition.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2017, was $10.5 million, an increase of $1.8 million, or 20.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits and occupancy expenses, as a result of the Company's larger staff and number of facilities following the June 2017 Capaha Acquisition. Expenses related to merger and acquisition activity in the current three-month period totaled $84,000, compared to $100,000 in similar charges in the same period a year ago. The efficiency ratio for the three-month period ended December 31, 2017, was 55.8%, as compared to 57.0% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended December 31, 2017, was $2.5 million, an increase of $811,000, or 46.7%, as compared to the same period of the prior fiscal year, attributable primarily to higher pre-tax income, combined with an increase in the effective tax rate, to 33.0%, from 29.4%. The higher effective tax rate was attributed primarily to the December enactment of the Tax Cuts and Jobs Act (the "Tax Act"), which negatively impacted after-tax earnings by a net $284,000, the result of a required revaluation of the Company's net deferred tax asset ("DTA"), partially offset by a reduction in the Company's annual effective tax rate ("AETR") applied to pre-tax income for the first six months of fiscal 2018. Specifically, the revaluation of the DTA increased provision for income taxes by approximately $1.1 million, while the lower AETR resulted in an $840,000 reduction in the provision for income taxes. After applying the reduction in the AETR to the first half of fiscal 2018, the revaluation of the DTA increased the effective tax rate by approximately 5.9 percentage points, to 30.7% for the fiscal year to date. If the Company maintains a consistent level of tax-advantaged activity and investment relative to its pre-tax income, it would expect an effective tax rate for the second half of fiscal 2018 of 24 to 26 percent, and for the full year fiscal 2018 of 27 to 29 percent, which includes the impact of the DTA revaluation. For fiscal 2019, assuming a consistent level of tax-advantaged activity and investment relative to the Company's pre-tax income, it would expect an effective tax rate of 18 to 20 percent.

Results of Operations – Comparison of the six-month periods ended December 31, 2017 and 2016

General. Net income for the six-month period ended December 31, 2017, was $10.0 million, an increase of $2.1 million, or 27.2%, as compared to the same period of the prior fiscal year.  The increase was attributable to increases in net interest income and noninterest income, as well as a reduction in provision for loan losses, partially offset by increases in noninterest expense and provision for income taxes.

For the six-month period ended December 31, 2017, basic and fully-diluted net income per share were $1.17 and $1.16, respectively, as compared to $1.06 under both measures for the same period of the prior fiscal year, which represented increases of $0.11, or 10.3%, and $0.10, or 9.4%, respectively. Our annualized return on average assets for the six-month period ended December 31, 2017, was 1.15%, as compared to 1.08% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the six-month period ended December 31, 2017, was 11.3%, as compared to 12.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2017, was $30.8 million, an increase of $5.7 million, or 22.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 20.1% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.83% in the current six-month period, from 3.76% in the six-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition decreased to $793,000 for the six-month period ended December 31, 2017, as compared to $868,000 for the same period of the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Capaha Acquisition resulted in an additional $532,000 in net interest income for the six-month period ended December 31, 2017, with no comparable item in the same period a year ago. Combined, these components of net interest income contributed 16 basis points to net interest margin in the six-month period ended December 31, 2017, as compared to a contribution of 13 basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay, however, the Capaha Acquisition will contribute additional net interest income during fiscal 2018, with no comparable items from fiscal 2017 periods. Also, additional net interest income was recognized during the quarters ended December 31, 2017, and September 30, 2016, due to the resolution of specific purchased credit impaired loans.

For the six-month period ended December 31, 2017, our net interest spread was 3.69%, as compared to 3.66% in the six-month period a year ago. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 17 basis point increase in the average yield on interest-earning assets, partially offset by a 14 basis point increase in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the six-month period ended December 31, 2017, was $37.6 million, an increase of $7.5 million, or 24.7%, as compared to the same period of the prior fiscal year. The increase was attributed to a 20.1% increase in the average balance of interest-earning assets, combined with a 17 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while investment balances increased at a slower rate. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates, the increase in loan discount accretion, discussed above, as well as a slight shift in the earning asset mix towards the loan portfolio.

Interest Expense. Total interest expense for the six-month period ended December 31, 2017, was $6.8 million, an increase of $1.8 million, or 35.7%, as compared to the same period of the prior fiscal year. The increase was attributable to a 14 basis point increase in the average cost of interest-bearing liabilities, combined with a 15.7% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. Increased average interest-bearing balances were attributable primarily to increases in certificates of deposit, interest-bearing transaction accounts, money market deposit accounts and savings accounts, partially offset by lower FHLB borrowings and repurchase agreement balances. The increase in the average cost of interest-bearing liabilities was attributed to an increased cost to originate or renew certificates of deposit, increased overnight and short-term FHLB borrowing rates, and increased rates paid on interest-bearing transaction and money market deposit accounts.

Provision for Loan Losses. The provision for loan losses for the six-month period ended December 31, 2017, was $1.5 million, as compared to $1.6 million in the same period of the prior fiscal year. As a percentage of average loans outstanding, the provision for loan losses in the current six-month period represented a charge of 0.21% (annualized), while the Company recorded net charge offs during the period of 0.03% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.26% (annualized), while the Company recorded net charge offs of 0.06% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income, including securities gains, for the six-month period ended December 31, 2017, was $6.4 million, an increase of $1.2 million, or 22.2%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to deposit account service charges, bank card interchange income, loan servicing income, loan fees, earnings on bank owned life insurance, and gains on sales of securities, partially offset by declines in gains on sales of residential real estate loans originated for that purpose. Increases in deposit account service charges, bank card interchange income, and loan servicing income were attributable primarily to the additional account holders and loans serviced following the June 2017 Capaha Acquisition.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2017, was $21.3 million, an increase of $3.4 million, or 19.1%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits and occupancy expenses, as a result of the Company's larger staff and number of facilities following the June 2017 Capaha Acquisition. Expenses related to merger and acquisition activity in the current six-month period totaled $305,000, compared to $100,000 in similar charges in the same period a year ago. The efficiency ratio for the six-month period ended December 31, 2017, was 57.2%, as compared to 58.7% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the six-month period ended December 31, 2017, was $4.4 million, an increase of $1.3 million, or 43.4%, as compared to the same period of the prior fiscal year, attributable primarily to higher pre-tax income, combined with an increase in the effective tax rate, to 30.7%, from 28.2%. The higher effective tax rate was attributed primarily to the December enactment of the Tax Act, which negatively impacted after-tax earnings by a net $284,000, the result of a required revaluation of the Company's net DTA, partially offset by a reduction in the Company's AETR applied to pre-tax income for the first six months of fiscal 2018. Specifically, the revaluation of the DTA increased provision for income taxes by approximately $1.1 million, while the lower AETR resulted in an $840,000 reduction in the provision for income taxes. After applying the reduction in the AETR to the first half of fiscal 2018, the revaluation of the DTA increased the effective tax rate by approximately 5.9 percentage points. If the Company maintains a consistent level of tax-advantaged activity and investment relative to its pre-tax income, it would expect an effective tax rate for the second half of fiscal 2018 of 24 to 26 percent, and for the full year fiscal 2018 of 27 to 29 percent, which includes the impact of the DTA revaluation. For fiscal 2019, assuming a consistent level of tax-advantaged activity and investment relative to the Company's pre-tax income, it would expect an effective tax rate of 18 to 20 percent.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and six-month periods ended December 31, 2017 and 2016:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2017	2016	2017	2016

Balance, beginning of period	$16,357	$14,456	$15,538	$13,791
Loans charged off:
Residential real estate	(55)	-	(78)	(97)
Construction	-	(31)	-	(31)
Commercial business	(21)	(101)	(21)	(270)
Commercial real estate	(36)	-	(36)	-
Consumer	(28)	(35)	(58)	(39)
Gross charged off loans	(140)	(167)	(193)	(437)
Recoveries of loans previously charged off:
Residential real estate	1	3	1	6
Construction	-	1	-	1
Commercial business	6	27	6	29
Commercial real estate	-	16	-	16
Consumer	1	-	4	5
Gross recoveries of charged off loans	8	47	11	57
Net (charge offs) recoveries	(132)	(120)	(182)	(380)
Provision charged to expense	642	656	1,511	1,581
Balance, end of period	$16,867	$14,992	$16,867	$14,992

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.4 million to $16.9 million at December 31, 2017, from $15.5 million at June 30, 2017. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at December 31, 2017.

At December 31, 2017, the Company had loans of $11.1 million, or 0.75% of total  loans, adversely classified ($10.5 million classified "substandard"; $602,000 classified "doubtful"), as compared to loans of $13.3 million, or 0.94% of total loans, adversely classified ($12.7 million classified "substandard"; $602,000 classified "doubtful") at June 30, 2017, and $10.6 million, or 0.86% of total loans, adversely classified ($10.6 million classified "substandard"; none classified "doubtful") at December 31, 2016. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $1.3 million at December 31, 2017.

As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $4.8 million at June 30, 2017, to $13.3 million at December 31, 2017. Of this increase, approximately $4.7 million was attributable to a $4.7 million commercial relationship which has been classified for more than five years, and with whom the Company was in negotiations for renewal and modification during the quarter ended December 31, 2017. Included in the relationship is a $3.5 million loan secured by commercial real estate and equipment which carries a 90% guaranty from the USDA. The remaining balance is structured as lines of credit which are secured by additional commercial real estate, receivables, and a personal residence. The lines of credit matured as of September 30, 2017, though the borrower continued to make interest payments following that date. Following quarter end, the Company agreed to short term extensions and modifications of the loans in this relationship, restoring them to current status, though all remain classified. In addition to this relationship, the increase in past due loans is attributable to a $1.4 million relationship with a borrower operating residential rental properties who recently filed bankruptcy, as well as several other smaller loans, including some commercial and construction real estate loans which were awaiting renewal at quarter end and have since been renewed.

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

The following table sets forth the Company's historical net charge offs as of December 31 and June 30, 2017:

	December 31, 2017	June 30, 2017
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.04%	0.04%
Construction	0.00%	0.05%
Commercial	0.01%	0.00%
Consumer loans	0.19%	0.16%
Commercial loans	0.03%	0.13%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At December 31, 2017, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended December 31, 2017	Qualitative factor applied at fiscal year ended June 30, 2017
Real estate loans:
Residential	0.69%	0.73%
Construction	1.62%	1.73%
Commercial	1.31%	1.33%
Consumer loans	1.32%	1.36%
Commercial loans	1.36%	1.37%

At December 31, 2017, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $14.6 million, as compared to $13.8 million at June 30, 2017, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were little changed, on balance.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	December 31, 2017	June 30, 2017	December 31, 2016
Nonaccruing loans:
Residential real estate	$924	$1,263	$2,453
Construction	34	35	36
Commercial real estate	209	960	2,547
Consumer	123	158	123
Commercial business	345	409	413
Total	1,635	2,825	5,572

Loans 90 days past due accruing interest:
Residential real estate	761	59	-
Construction	-	-	-
Commercial real estate	4,147	-	-
Consumer	136	13	3
Commercial business	637	329	82
Total	5,681	401	85

Total nonperforming loans	7,316	3,226	5,657

Foreclosed assets held for sale:
Real estate owned	3,653	3,014	3,310
Other nonperforming assets	71	86	39
Total nonperforming assets	$11,040	$6,326	$9,006

At December 31, 2017, troubled debt restructurings (TDRs) totaled $13.6 million, of which $5.2 million was considered nonperforming with $270,000 included in the nonaccrual loan total above and $4.9 million included in the loans 90 days past due accruing interest total above. The remaining $8.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2017, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2017,

TDRs totaled $11.2 million, of which $338,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $10.9 million in TDRs at June 30, 2017, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2017, nonperforming assets totaled $11.0 million, as compared to $6.3 million at June 30, 2017, and $9.0 million at December 31, 2016. The increase in nonperforming assets from fiscal year end was comprised mainly of loans 90 or more days past due and still accruing interest, which was attributable primarily to the $4.7 million commercial relationship described above (see "Allowance for Loan Loss Activity").

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

At December 31, 2017, the Company had outstanding commitments and approvals to extend credit of approximately $272.4 million (including $170.0 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At December 31, 2017, the Bank had pledged residential real estate loan portfolios and a significant portion of their commercial real estate loan portfolios with the FHLB for available credit of approximately $325.1 million, of which $59.9 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $614.4 million, subject to available collateral. Also, at December 31, 2017, the Bank had pledged a total of $207.9 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $139.3 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of December 31 and June 30, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2017, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,705	12.93%	$125,422	8.00%	n/a	n/a
Southern Bank	193,448	12.40%	124,810	8.00%	156,012	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	184,803	11.79%	94,066	6.00%	n/a	n/a
Southern Bank	175,546	11.25%	93,607	6.00%	124,810	8.00%
Tier I Capital (to Average Assets)
Consolidated	184,803	10.53%	70,176	4.00%	n/a	n/a
Southern Bank	175,546	10.02%	70,093	4.00%	87,617	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	170,402	10.87%	70,550	4.50%	n/a	n/a
Southern Bank	175,546	11.25%	70,206	4.50%	101,408	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$194,322	12.84%	$121,086	8.00%	n/a	n/a
Southern Bank	183,906	12.15%	121,118	8.00%	151,397	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	177,679	11.74%	90,815	6.00%	n/a	n/a
Southern Bank	167,263	11.05%	90,838	6.00%	121,118	8.00%
Tier I Capital (to Average Assets)
Consolidated	177,679	11.66%	60,975	4.00%	n/a	n/a
Southern Bank	167,263	10.98%	60,949	4.00%	76,187	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	163,626	10.81%	68,111	4.50%	n/a	n/a
Southern Bank	167,263	11.05%	68,129	4.50%	98,408	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2018, fixed rate 1- to 4-family residential loan production totaled $29.5 million, as compared to $32.6 million during the same period of the prior fiscal year. At December 31, 2017, the fixed rate residential loan portfolio was $148.7 million with a weighted average maturity of 104 months, as compared to $141.2 million at December 31, 2016, with a weighted average maturity of 111 months. The Company originated $17.4 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2017, as compared to $14.0 million during the same period of the prior fiscal year. At December 31, 2017, fixed rate loans with remaining maturities in excess of 10 years totaled $36.6 million, or 2.5% of net loans receivable, as compared to $36.7 million, or 3.0% of net loans receivable at December 31, 2016. The Company originated $115.2 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2017, as compared to $132.0 million during the same period of the prior fiscal year.  The Company also originated $39.1 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2017, as compared to $53.4 million during the same period of the prior fiscal year. At December 31, 2017, adjustable-rate home equity lines of credit increased to $36.3 million, as compared to $26.1 million at December 31, 2016. At December 31, 2017, the Company's investment portfolio had an expected weighted-average life of 3.9 years, compared to 3.7 years at December 31, 2016. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2017, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2017
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$159,201	$(24,418)	-13%	9.41%	-0.94%
+200 bp	167,404	(16,216)	-9%	9.74%	-0.61%
+100 bp	175,339	(8,280)	-5%	10.04%	-0.31%
0 bp	183,619	-	-	10.35%	0.00%
-100 bp	194,811	11,192	6%	10.80%	0.45%
-200 bp	225,355	41,736	23%	12.26%	1.91%
-300 bp	234,183	50,564	28%	12.69%	2.34%

June 30, 2017
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$146,140	$(26,692)	-15%	8.99%	-1.13%
+200 bp	154,473	(18,359)	-11%	9.35%	-0.77%
+100 bp	162,804	(10,027)	-6%	9.70%	-0.42%
0 bp	172,832	-	-	10.12%	0.00%
-100 bp	189,720	16,888	10%	10.91%	0.79%
-200 bp	209,964	37,133	21%	11.91%	1.79%
-300 bp	215,014	42,182	24%	12.16%	2.04%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of December 31, 2017, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2017 thru 10/31/2017	-	-	-	-
11/1/2017 thru 11/30/2017	-	-	-	-
12/1/2017 thru 12/31/2017	-	-	-	-
Total	-	-	-	-

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

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	2017 Omnibus Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 26, 2017 and incorporated herein by reference)
	2.	2008 Equity Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	3.	2003 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	4.	1994 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)"P"
	5.	Management Recognition and Development Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)"P"
	6.	Employment Agreements
		(i)	Employment Agreement with Greg A. Steffens (files as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999)
	7.	Director's Retirement Agreements
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

		(viii)	Director's Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.1	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: February 9, 2018	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2018	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)