Form 10-Q
period 2018-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2018-05-10
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2018
Common Stock, Par Value $.01	8,992,584 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND JUNE 30, 2017

(dollars in thousands)	March 31, 2018	June 30, 2017
Assets	(unaudited)
Cash and cash equivalents	$30,781	$30,786
Interest-bearing time deposits	1,949	747
Available for sale securities	146,127	144,416
Stock in FHLB of Des Moines	4,535	3,547
Stock in Federal Reserve Bank of St. Louis	3,196	2,357
Loans receivable, net of allowance for loan losses of $17,263 and $15,538 at March 31, 2018 and June 30, 2017, respectively	1,522,445	1,397,730
Accrued interest receivable	7,128	6,769
Premises and equipment, net	55,495	54,167
Bank owned life insurance – cash surrender value	37,188	34,329
Goodwill	13,080	8,631
Other intangible assets, net	7,133	6,759
Prepaid expenses and other assets	20,736	17,474
Total assets	$1,849,793	$1,707,712

Liabilities and Stockholders' Equity
Deposits	$1,574,337	$1,455,597
Securities sold under agreements to repurchase	3,769	10,212
Advances from FHLB of Des Moines	50,850	43,637
Note payable	3,000	3,000
Accounts payable and other liabilities	5,282	6,417
Accrued interest payable	1,138	918
Subordinated debt	14,921	14,848
Total liabilities	1,653,297	1,534,629

Common stock, $.01 par value; 12,000,000 shares authorized; 8,993,084 and 8,591,363 shares issued, respectively, at March 31, 2018 and June 30, 2017	90	86
Additional paid-in capital	83,360	70,101
Retained earnings	114,888	102,369
Accumulated other comprehensive income (loss)	(1,842)	527
Total stockholders' equity	196,496	173,083

Total liabilities and stockholders' equity	$1,849,793	$1,707,712

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$18,337	$14,067	$54,029	$42,546
Investment securities	573	483	1,659	1,489
Mortgage-backed securities	453	392	1,297	1,087
Other interest-earning assets	22	13	42	21
Total interest income	19,385	14,955	57,027	45,143
INTEREST EXPENSE:
Deposits	3,281	2,111	9,169	6,086
Securities sold under agreements to repurchase	8	25	29	77
Advances from FHLB of Des Moines	199	224	709	924
Note payable	30	-	87	-
Subordinated debt	192	163	552	476
Total interest expense	3,710	2,523	10,546	7,563
NET INTEREST INCOME	15,675	12,432	46,481	37,580
PROVISION FOR LOAN LOSSES	550	376	2,060	1,957
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,125	12,056	44,421	35,623
NONINTEREST INCOME:
Deposit account charges and related fees	1,112	959	3,442	2,853
Bank card interchange income	948	699	2,722	2,103
Loan late charges	92	136	310	321
Loan servicing fees	162	67	489	196
Other loan fees	544	279	1,174	835
Net realized gains on sale of loans	196	108	618	621
Net realized gains on sale of AFS securities	254	-	292	-
Earnings on bank owned life insurance	235	503	702	924
Other income	327	174	567	346
Total noninterest income	3,870	2,925	10,316	8,199
NONINTEREST EXPENSE:
Compensation and benefits	6,040	5,086	17,396	14,386
Occupancy and equipment, net	2,554	2,080	7,241	6,101
Deposit insurance premiums	151	172	422	493
Legal and professional fees	354	260	899	788
Advertising	283	277	885	759
Postage and office supplies	178	155	552	432
Intangible amortization	364	228	1,061	684
Bank card network expense	387	271	1,127	824
Other operating expense	1,616	1,035	3,618	2,960
Total noninterest expense	11,927	9,564	33,201	27,427
INCOME BEFORE INCOME TAXES	7,068	5,417	21,536	16,395
INCOME TAXES	1,810	1,463	6,245	4,556
NET INCOME	$5,258	$3,954	$15,291	$11,839

Basic earnings per common share	$0.60	$0.53	$1.77	$1.59
Diluted earnings per common share	$0.60	$0.53	$1.77	$1.59
Dividends per common share	$0.11	$0.10	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

(dollars in thousands)
Net income	$5,258	$3,954	$15,291	$11,839
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(1,416)	571	(2,754)	(3,060)
Less: reclassification adjustment for realized gains included in net income	254	-	292	-
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(265)	81	(213)	61
Tax benefit (expense)	465	(241)	890	1,110
Total other comprehensive income (loss)	(1,470)	411	(2,369)	(1,889)
Comprehensive income	$3,788	$4,365	$12,922	$9,950

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Nine months ended March 31,
(dollars in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$15,291	$11,839
Items not requiring (providing) cash:
Depreciation	2,334	2,241
Gain on disposal of fixed assets	(199)	(9)
Stock option and stock grant expense	221	243
Amortization of intangible assets	1,061	684
Amortization of purchase accounting adjustments	(1,353)	(798)
Increase in cash surrender value of bank owned life insurance	(702)	(924)
Gain on sale of foreclosed assets	(83)	(36)
Provision for loan losses	2,060	1,957
Gains realized on sale of AFS securities	(292)	-
Net amortization of premiums and discounts on securities	763	781
Originations of loans held for sale	(21,831)	(24,878)
Proceeds from sales of loans held for sale	21,497	25,589
Gain on sales of loans held for sale	(618)	(621)
Changes in:
Accrued interest receivable	67	246
Prepaid expenses and other assets	7,049	1,336
Accounts payable and other liabilities	(2,953)	(797)
Deferred income taxes	(1,280)	241
Accrued interest payable	197	74
Net cash provided by operating activities	21,229	17,168
Cash flows from investing activities:
Net increase in loans	(58,019)	(92,694)
Net change in interest-bearing deposits	249	225
Proceeds from maturities of available for sale securities	17,842	18,235
Proceeds from sales of available for sale securities	8,166	-
Net (purchases) redemptions of Federal Home Loan Bank stock	(630)	2,146
Net purchases of Federal Reserve Bank of Saint Louis stock	(839)	(14)
Purchases of available-for-sale securities	(25,891)	(26,839)
Purchases of premises and equipment	(1,971)	(1,925)
Net cash paid for acquisitions	(1,501)	-
Investments in state & federal tax credits	(5,086)	(1,661)
Proceeds from sale of fixed assets	1,918	11
Proceeds from sale of foreclosed assets	1,088	742
Proceeds from BOLI claim	-	848
Net cash used in investing activities	(64,674)	(100,926)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	83,422	94,952
Net (decrease) increase in certificates of deposits	(32,830)	56,972
Net decrease in securities sold under agreements to repurchase	(6,443)	(9,185)
Proceeds from Federal Home Loan Bank advances	1,372,930	946,455
Repayments of Federal Home Loan Bank advances	(1,370,930)	(1,004,805)
Exercise of stock options	128	61
Dividends paid on common stock	(2,837)	(2,236)
Net cash provided by financing activities	43,440	82,214
Decrease in cash and cash equivalents	(5)	(1,544)
Cash and cash equivalents at beginning of period	30,786	22,554
Cash and cash equivalents at end of period	$30,781	$21,010
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,694	$707
Conversion of foreclosed real estate to loans	112	95
Conversion of loans to repossessed assets	46	62
Cash paid during the period for:
Interest (net of interest credited)	$2,331	$2,538
Income taxes	1,080	2,832
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2017, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by SB Real Estate Investments, LLC, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At March 31, 2018, assets of the REIT were approximately $439 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.0 million and $6.7 million at March 31, 2018 and June 30, 2017, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits.  Interest bearing deposits in banks mature within eight years and are carried at cost, less fair value discounts on acquired time deposits.

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

Loans. Loans are generally stated at unpaid principal balances, less the allowance for loan losses, unamortized discounts on acquired loans, and net deferred loan origination fees.

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

Intangible Assets.  The Company's intangible assets at March 31, 2018 included gross core deposit intangibles of $10.6 million with $4.8 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.4 million.  At June 30, 2017, the Company's intangible assets included gross core deposit intangibles of $9.2 million with $3.8 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.3 million. The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $396,000 in the remainder of fiscal 2018, $1.3 million in fiscal 2019, $1.2 million in fiscal 2020, $716,000 in fiscal 2021, $674,000 in fiscal 2022, and $1.5 million thereafter.
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

The following paragraphs summarize the impact of new accounting pronouncements:

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) are recorded. This standard is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $65,497 from accumulated other comprehensive income to retained earnings as of December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Subtopic 718): Scope of Modification Accounting.  The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  Under the new guidance, an entity should account for the effects of a modification unless all of the following are the same immediately before and after the change: (1) the fair value of the modified award, (2) the vesting conditions of the modified award, and (3) the classification of the modified award as either an equity or liability instrument.  ASU 2017-09 is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively to awards modified on or after the adoption date.  Management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact, if any, this new guidance will have on the Company's consolidated financial statements, but cannot yet reasonably estimate the impact of adoption.  The Company has formed a working group of key personnel responsible for the allowance for loan losses estimate and has initiated its evaluation of the data and systems requirements of adoption of the Update.  The group has determined that purchasing third party software will be the most effective method to comply with the requirements, and has evaluated several outside vendors.  The group expects to provide a recommendation of which software would work best for the Company before the end of this fiscal year, June 30, 2018.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10).  The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 on recognition of financial assets and financial liabilities.  For public entities, the guidance in ASU 2016-01 and amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606- performance obligations and the licensing implementation guidance.  Neither of the two updates changed the core principle of the guidance in Topic 606.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), to provide narrow-scope improvements and practical expedients to ASU 2015-14.  For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company does not expect the new standard to result in a material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606, however, it may result in new disclosure requirements.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$11,504	$-	$(120)	$11,384
State and political subdivisions	51,457	395	(555)	51,297
Other securities	5,291	76	(235)	5,132
Mortgage-backed: GSE residential	80,313	1	(2,000)	78,314
Total investments and mortgage-backed securities	$148,565	$472	$(2,910)	$146,127

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$10,433	$17	$(12)	$10,438
State and political subdivisions	49,059	1,046	(127)	49,978
Other securities	6,017	306	(598)	5,725
Mortgage-backed GSE residential	78,088	490	(303)	78,275
Total investments and mortgage-backed securities	$143,597	$1,859	$(1,040)	$144,416

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2018
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$4,762	$4,759
After one year but less than five years	20,065	19,944
After five years but less than ten years	23,277	23,243
After ten years	20,148	19,867
Total investment securities	68,252	67,813
Mortgage-backed securities	80,313	78,314
Total investments and mortgage-backed securities	$148,565	$146,127

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $116.1 million at March 31, 2018 and $114.1 million at June 30, 2017.  The securities pledged consist of marketable securities, including $7.4 million and $6.5 million of U.S. Government and Federal Agency Obligations, $40.8 million and $50.5 million of Mortgage-Backed Securities, $28.3 million and $19.9 million of Collateralized Mortgage Obligations, $39.2 million and $36.8 million of State and Political Subdivisions Obligations, and $400,000 and $400,000 of Other Securities at March 31, 2018 and June 30, 2017, respectively.

Gains of $344,391 and $395,843 were recognized from sales of available-for-sale securities in the three- and nine- month periods ended March 31, 2018.  Losses of $ 89,996 and $104,341 were recognized from sales of available-for-sale securities in the three- and nine- month periods ended March 31, 2018.  There were no sales of available-for-sale securities in the three- and nine- month periods ended March 31, 2017.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and June 30, 2017:

	March 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$7,943	$65	$2,443	$55	$10,386	$120
Obligations of state and political subdivisions	19,157	292	8,215	263	27,372	555
Other securities	985	7	1,069	228	2,054	235
Mortgage-backed securities	57,193	1,185	21,015	815	78,208	2,000
Total investments and mortgage-backed securities	$85,278	$1,549	$32,742	$1,361	$118,020	$2,910

	June 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$6,457	$12	$-	$-	$6,457	$12
Obligations of state and political subdivisions	12,341	127	256	-	12,597	127
Other securities	-	-	1,160	598	1,160	598
Mortgage-backed securities	29,836	267	2,285	36	32,121	303
Total investments and mortgage-backed securities	$48,634	$406	$3,701	$634	$52,335	$1,040

Other securities.  At March 31, 2018, there were two pooled trust preferred securities with an estimated fair value of $750,000 and unrealized losses of $221,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The March 31, 2018, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included annualized prepayments of 1.4 to 1.6 percent; no recoveries on currently deferred issuers; new deferrals of 40 to 50 basis points annually; and eventual recoveries of nine percent of new deferrals.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

The Company does not believe any other individual unrealized loss as of March 31, 2018, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. As described above, one of the Company's investments in trust preferred securities experienced fair value deterioration due to credit losses, but is not otherwise other-than-temporarily impaired. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2018 and 2017.

	Accumulated Credit Losses
	Nine-Month Period Ended
(dollars in thousands)	March 31,
	2018	2017
Credit losses on debt securities held
Beginning of period	$340	$352
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	(333)	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(7)	(9)
End of period	$-	$343

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2018	June 30, 2017
Real Estate Loans:
Residential	$457,825	$442,463
Construction	115,589	106,782
Commercial	693,606	603,922
Consumer loans	71,941	63,651
Commercial loans	255,317	247,184
	1,594,278	1,464,002
Loans in process	(54,571)	(50,740)
Deferred loan fees, net	1	6
Allowance for loan losses	(17,263)	(15,538)
Total loans	$1,522,445	$1,397,730

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

Most commercial real estate loans originated by the Company are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate "floor" in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At March 31, 2018 construction loans outstanding included 62 loans, totaling $12.4 million, for which a modification had been agreed to.  At June 30, 2017, construction loans outstanding included 50 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2018 and June 30, 2017, and activity in the allowance for loan losses for the three- and nine-month periods ended March 31, 2018 and 2017:

	At period end and for the nine months ended March 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	(110)	(15)	1,627	169	389	2,060
Losses charged off	(170)	-	(41)	(118)	(22)	(351)
Recoveries	2	-	1	6	7	16
Balance, end of period	$2,952	$949	$8,655	$814	$3,893	$17,263
Ending Balance: individually evaluated for impairment	$-	$-	$410	$-	$340	$750
Ending Balance: collectively evaluated for impairment	$2,952	$949	$8,245	$814	$3,553	$16,513
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$699	$-	$580	$1,279
Ending Balance: collectively evaluated for impairment	$454,614	$59,715	$685,282	$71,941	$252,271	$1,523,823
Ending Balance: loans acquired with deteriorated credit quality	$3,211	$1,303	$7,625	$-	$2,466	$14,605

	For the three months ended March 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,286	$886	$8,303	$828	$3,564	$16,867
Provision charged to expense	(243)	63	356	44	330	550
Losses charged off	(92)	-	(6)	(60)	(1)	(159)
Recoveries	1	-	2	2	-	5
Balance, end of period	$2,952	$949	$8,655	$814	$3,893	$17,263

	At period end and for the nine months ended March 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	246	(162)	1,405	16	452	1,957
Losses charged off	(201)	(31)	(4)	(50)	(337)	(623)
Recoveries	7	1	18	9	30	65
Balance, end of period	$3,299	$899	$7,130	$713	$3,149	$15,190
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,299	$899	$7,130	$713	$3,149	$15,190
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended March 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,472	$891	$6,851	$756	$3,022	$14,992
Provision charged to expense	(70)	8	280	(35)	193	376
Losses charged off	(104)	-	(4)	(11)	(67)	(186)
Recoveries	1	-	3	3	1	8
Balance, end of period	$3,299	$899	$7,130	$713	$3,149	$15,190

	At June 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$438,981	$54,704	$592,427	$63,651	$243,369	$1,393,132
Ending Balance: loans acquired with deteriorated credit quality	$3,482	$1,338	$11,495	$-	$3,815	$20,130

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2018 and June 30, 2017. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	March 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$450,857	$60,984	$679,521	$71,722	$251,426
Watch	4,305	-	7,261	118	436
Special Mention	146	-	932	29	74
Substandard	2,517	34	5,193	72	2,199
Doubtful	-	-	699	-	1,182
Total	$457,825	$61,018	$693,606	$71,941	$255,317

	June 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$438,222	$55,825	$588,385	$63,320	$240,864
Watch	772	-	9,253	123	2,003
Special Mention	148	-	926	30	84
Substandard	3,321	217	5,358	178	3,631
Doubtful	-	-	-	-	602
Total	$442,463	$56,042	$603,922	$63,651	$247,184

The above amounts include purchased credit impaired loans. At March 31, 2018, purchased credit impaired loans comprised $8.1 million of credits rated "Pass"; $3.1 million of credits rated "Watch"; none rated "Special Mention"; $3.4 million of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2017,  purchased credit impaired loans accounted for $10.2 million of credits rated "Pass"; $5.0 million of credits  rated "Watch"; none rated "Special Mention"; $4.9 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2018 and June 30, 2017.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:
	March 31, 2018
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,372	$2,098	$1,261	$4,731	$453,094	$457,825	$-
Construction	-	-	-	-	61,018	61,018	-
Commercial	275	769	446	1,490	692,116	693,606	-
Consumer loans	446	62	156	664	71,277	71,941	-
Commercial loans	93	211	34	338	254,979	255,317	-
Total loans	$2,186	$3,140	$1,897	$7,223	$1,532,484	$1,539,707	$-

	June 30, 2017
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,491	$148	$676	$2,315	$440,148	$442,463	$59
Construction	35	-	-	35	56,007	56,042	-
Commercial	700	-	711	1,411	602,511	603,922	-
Consumer loans	216	16	134	366	63,285	63,651	13
Commercial loans	144	53	426	623	246,561	247,184	329
Total loans	$2,586	$217	$1,947	$4,750	$1,408,512	$1,413,262	$401

At March 31, 2018 and June 30, 2017, there were no purchased credit impaired loans that were greater than 90 days past due.
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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2018 and June 30, 2017. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2018
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,827	$4,474	$-
Construction real estate	1,336	1,604	-
Commercial real estate	14,090	15,463	-
Consumer loans	27	27	-
Commercial loans	2,911	3,539	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	699	699	410
Consumer loans	-	-	-
Commercial loans	580	580	340
Total:
Residential real estate	$3,827	$4,474	$-
Construction real estate	$1,336	$1,604	$-
Commercial real estate	$14,789	$16,162	$410
Consumer loans	$27	$27	$-
Commercial loans	$3,491	$4,119	$340

	June 30, 2017
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,486	$-
Construction real estate	1,373	1,695	-
Commercial real estate	14,935	16,834	-
Consumer loans	1	1	-
Commercial loans	4,302	4,990	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,811	$4,486	$-
Construction real estate	$1,373	$1,695	$-
Commercial real estate	$14,935	$16,834	$-
Consumer loans	$1	$1	$-
Commercial loans	$4,302	$4,990	$-

The above amounts include purchased credit impaired loans. At March 31, 2018, purchased credit impaired loans comprised $14.6 million of impaired loans without a specific valuation allowance.  At June 30, 2017, purchased credit impaired loans comprised $20.1 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,322	$45
Construction Real Estate	1,312	43
Commercial Real Estate	8,532	436
Consumer Loans	-	-
Commercial Loans	2,855	44
Total Loans	$16,021	$568

	For the three-month period ended
	March 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,857	$22
Construction Real Estate	1,362	38
Commercial Real Estate	9,513	146
Consumer Loans	-	-
Commercial Loans	889	19
Total Loans	$14,621	$225

	For the nine-month period ended
	March 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,395	$172
Construction Real Estate	1,323	122
Commercial Real Estate	9,905	987
Consumer Loans	-	-
Commercial Loans	3,328	153
Total Loans	$17,951	$1,434

	For the nine-month period ended
	March 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,893	$73
Construction Real Estate	1,378	109
Commercial Real Estate	9,681	513
Consumer Loans	-	-
Commercial Loans	957	56
Total Loans	$14,909	$751

Interest income on impaired loans recognized on a cash basis in the three- and nine-month periods ended March 31, 2018 and 2017, was immaterial.

For the three- and nine-month periods ended March 31, 2018, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $334,000 and $594,000, respectively, as compared to $56,000 and $217,000, respectively, for the three- and nine-month periods ended March 31, 2017.

The following table presents the Company's nonaccrual loans at March 31, 2018 and June 30, 2017. The table excludes performing troubled debt restructurings.

(dollars in thousands)	March 31, 2018	June 30, 2017
Residential real estate	$3,026	$1,263
Construction real estate	34	35
Commercial real estate	1,970	960
Consumer loans	231	158
Commercial loans	957	409
Total loans	$6,218	$2,825

At March 31, 2018, purchased credit impaired loans comprised $1.0 million of nonaccrual loans.   At June 30, 2017, there were no purchased credit impaired loans on nonaccrual.

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

During the three- and nine-month periods ended March 31, 2018 and 2017, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	4	$305	1	$40
Construction real estate	-	-	-	-
Commercial real estate	1	55	-	-
Consumer loans	2	27	1	15
Commercial loans	2	64	-	-
Total	9	$451	2	$55

	For the nine-month periods ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	4	$305	1	$40
Construction real estate	-	-	1	36
Commercial real estate	1	55	4	2,250
Consumer loans	2	27	3	16
Commercial loans	2	64	1	2
Total	9	$451	10	$2,344

Performing loans classified as TDRs and outstanding at March 31, 2018 and June 30, 2017, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2018		June 30, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	12	$809	10	$1,756
Construction real estate	-	-	-	-
Commercial real estate	13	8,101	13	5,206
Consumer loans	2	26	-	-
Commercial loans	8	2,911	6	3,946
Total	35	$11,847	29	$10,908

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2018 and June 30, 2017. The amount of these loans is shown below:

(dollars in thousands)	March 31, 2018	June 30, 2017
Residential real estate	$3,859	$4,158
Construction real estate	1,570	1,660
Commercial real estate	8,999	13,394
Consumer loans	-	-
Commercial loans	3,094	4,502
Outstanding balance	$17,522	$23,714
Carrying amount, net of fair value adjustment of $2,917 and $3,584 at March 31, 2018, and June 30, 2017, respectively	$14,605	$20,130

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$607	$626
Additions	-	-
Accretion	(334)	(56)
Reclassification from nonaccretable difference	335	61
Disposals	-	-
Balance at end of period	$608	$631

	For the nine-month period ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$609	$656
Additions	-	-
Accretion	(594)	(217)
Reclassification from nonaccretable difference	593	192
Disposals	-	-
Balance at end of period	$608	$631

During the three-and nine-month periods ended March 31, 2018 and 2017, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2018	June 30, 2017
Non-interest bearing accounts	$196,914	$186,203
NOW accounts	580,790	479,488
Money market deposit accounts	117,597	105,599
Savings accounts	152,023	147,247
Certificates	527,013	537,060
Total Deposit Accounts	$1,574,337	$1,455,597

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

(dollars in thousands except per share data)
Net income available to common shareholders	$5,258	$3,954	$15,291	$11,839

Average Common shares – outstanding basic	8,762,344	7,450,041	8,647,593	7,442,525
Stock options under treasury stock method	13,062	28,626	12,790	25,976
Average Common shares – outstanding diluted	8,775,406	7,478,667	8,660,383	7,468,501

Basic earnings per common share	$0.60	$0.53	$1.77	$1.59
Diluted earnings per common share	$0.60	$0.53	$1.77	$1.59

At March 31, 2018 and 2017, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Income taxes
Current	$2,864	$1,457	$7,525	$4,316
Deferred	(1,054)	6	(1,280)	240
Total income tax provision	$1,810	$1,463	$6,245	$4,556

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	March 31, 2018	June 30, 2017
Deferred tax assets:
Provision for losses on loans	$4,193	$5,563
Accrued compensation and benefits	618	1,068
Other-than-temporary impairment on available for sale securities	-	128
NOL carry forwards acquired	286	513
Minimum Tax Credit	130	130
Unrealized loss on other real estate	124	131
Unrealized loss on available for sale securities	585	-
Other	407	-
Total deferred tax assets	6,343	7,533

Deferred tax liabilities:
Purchase accounting adjustments	946	1,193
Depreciation	1,100	2,734
FHLB stock dividends	130	203
Prepaid expenses	128	213
Unrealized gain on available for sale securities	-	295
Other	270	991
Total deferred tax liabilities	2,574	5,629

Net deferred tax asset	$3,769	$1,904

As of March 31, 2018 and June 30, 2017, the Company had approximately $1.3 million and $2.7 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc. (Capaha Bank).  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Tax at statutory rate	$1,986	$1,896	$6,052	$5,738
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(115)	(124)	(341)	(385)
State tax, net of Federal benefit	287	52	530	160
Cash surrender value of Bank-owned life insurance	(66)	(176)	(197)	(323)
Tax credit benefits	(224)	(81)	(672)	(267)
Tax benefits realized on acquisition	-	-	-	-
Adjustment of deferred tax asset for enacted changes in tax laws	-	-	1,124	-
Other, net	(58)	(104)	(251)	(367)
Actual provision	$1,810	$1,463	$6,245	$4,556

For the three and nine month periods ended March 31, 2018, income tax expense at the statutory rate was calculated using a 28.1% annual effective tax rate (AETR), compared to 35.0% for the three and nine month periods ended March 31, 2017, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduces the corporate Federal income tax rate for the Company from 35% to 21%, and for the current fiscal year ending June 30, 2018, the Company is administratively subject to a 28.1% AETR.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company's financial statements for the quarter ended December 31, 2017, and for the nine-month period ended March 31, 2018.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's June 30, 2018 income tax returns, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2017; for fiscal 2018, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three- and nine-month periods ended March 31, 2018, retirement plan expenses recognized for the Plan totaled approximately $331,000 and $883,000, respectively, as compared to $230,000 and $677,000, respectively, for the same periods of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, are now redeemable at par, and bear interest at a floating rate based on LIBOR. At March 31, 2018, the current rate was 4.93%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at March 31, 2018, and $2.6 million at June 30, 2017.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.1 million at March 31, 2018, and $5.0 million at June 30, 2017.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and June 30, 2017:

	Fair Value Measurements at March 31, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$11,384	$-	$11,384	$-
State and political subdivisions	51,297	-	51,297	-
Other securities	5,132	-	5,132	-
Mortgage-backed GSE residential	78,314	-	78,314	-

	Fair Value Measurements at June 30, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,438	$-	$10,438	$-
State and political subdivisions	49,978	-	49,978	-
Other securities	5,725	-	5,725	-
Mortgage-backed GSE residential	78,275	-	78,275	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2018.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2018 and June 30, 2017:

	Fair Value Measurements at March 31, 2018, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$529	$-	$-	$529
Foreclosed and repossessed assets held for sale	$4,142	$-	$-	$4,142

Fair Value Measurements at June 30, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,100	$-	$-	$3,100

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2018 and 2017:

	For the nine months ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Impaired loans (collateral dependent)	$(750)	$-
Foreclosed and repossessed assets held for sale	(164)	(254)
Total (losses) gains on assets measured on a non-recurring basis	$(914)	$(254)

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

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan's fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  There were no loans measured at fair value on a nonrecurring basis at June 30, 2017.

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

(dollars in thousands)	Fair value at March 31, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$529	Internal Valuation	Discount to reflect realizable value	n/a
Foreclosed and repossessed assets	$4,142	Third party appraisal	Marketability discount	0.0% - 78.4%	33.8%

(dollars in thousands)	Fair value at June 30, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,100	Third party appraisal	Marketability discount	0.0% - 66.4%	40.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2018 and June 30, 2017.

	March 31, 2018
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,781	$30,781	$-	$-
Interest-bearing time deposits	1,949	-	1,949	-
Stock in FHLB	4,535	-	4,535	-
Stock in Federal Reserve Bank of St. Louis	3,196	-	3,196	-
Loans receivable, net	1,522,445	-	-	1,514,486
Accrued interest receivable	7,128	-	7,128	-
Financial liabilities
Deposits	1,574,337	1,047,533	-	525,233
Securities sold under agreements to repurchase	3,769	-	3,769	-
Advances from FHLB	50,850	40,500	10,392	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,138	-	1,138	-
Subordinated debt	14,921	-	-	13,545
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2017
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,786	$30,786	$-	$-
Interest-bearing time deposits	747	-	747	-
Stock in FHLB	3,547	-	3,547	-
Stock in Federal Reserve Bank of St. Louis	2,357	-	2,357	-
Loans receivable, net	1,397,730	-	-	1,394,164
Accrued interest receivable	6,769	-	6,769	-
Financial liabilities
Deposits	1,455,597	918,553	-	536,266
Securities sold under agreements to repurchase	10,212	-	10,212	-
Advances from FHLB	43,637	20,000	23,781	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	918	-	918	-
Subordinated debt	14,848	-	-	11,984
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. Non-maturity deposits and securities sold under agreements are valued at their carrying value, which approximates fair value. Fair values of advances from the FHLB and note payable are estimated by discounting maturities using an estimate of the current market for similar instruments. The fair value of subordinated debt is estimated using rates currently available to the Company for debt with similar terms and maturities. The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 12:  Acquisitions

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, Southern Missouri Bank of Marshfield ("SMB-Marshfield"), in a stock and cash transaction. The conversion of data systems took place on March 17, 2018. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Through March 31, 2018, the Company incurred a total $638,000 of third-party acquisition-related costs with $458,000 and $613,000 being included in noninterest expense in the Company's consolidated statement of income for the three- and nine- months ended March 31, 2018, respectively.   The goodwill of $4.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Company and SMB-Marshfield. Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for Bancshares and SMB-Marshfield, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Cash	$3,860
Common stock, at fair value	12,955
Total consideration	$16,815

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and cash equivalents	$2,359
Interest bearing time deposits	1,450
Investment securities	5,557
Loans	68,258
Premises and equipment	3,409
BOLI	2,271
Identifiable intangible assets	1,345
Miscellaneous other assets	1,897

Deposits	(68,152)
FHLB Advances	(5,344)
Miscellaneous other liabilities	(683)
Total identifiable net assets	12,367
Goodwill	$4,448

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2018, the Bank operated from its headquarters, 38 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 36 of its other branch offices.  The remaining five branches are either leased or partially owned.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at March 31, 2018, and results of operations for the three- and nine-month periods ended March 31, 2018 and 2017.

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

During the first nine months of fiscal 2018, we grew our balance sheet by $142.1 million. Balance sheet growth was primarily attributable to the acquisition of Southern Missouri Bancshares, Inc., and its subsidiary, Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition), in which the Company acquired assets totaling $86.2 million, at fair value. Loans, net of the allowance for loan losses, increased $124.7 million, which included $68.3 million, at fair value, added through the SMB-Marshfield Acquisition. Available-for-sale (AFS) securities increased $1.7 million, and cash equivalents and time deposits increased a combined $1.2 million. Deposits increased $118.7 million, which included $68.2 million, at fair value, assumed in the SMB-Marshfield Acquisition. During the current fiscal year, the Company has seen an increase of $73.4 million in public unit deposits (including $7.7 million from the SMB-Marshfield Acquisition), a $50.4 reduction in traditional brokered certificates of deposit, and a $2.5 million decrease in brokered nonmaturity deposits. This discussion of brokered deposits excludes those originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Securities sold under agreements to repurchase decreased $6.4 million, and advances from the Federal Home Loan Bank (FHLB) increased $7.2 million.  At March 31, 2018, the balance of term advances the Company assumed in the SMB-Marshfield Acquisition was $4.8 million (at fair value).  Additionally, the Company utilized overnight funding to provide for loan growth in excess of deposit growth, and to allow brokered deposits to mature without renewal. Equity increased $23.4 million, attributable to common stock issued in the SMB-Marshfield Acquisition and retention of net income, partially offset by dividends paid on common stock and a decrease in other comprehensive income.

Net income for the first nine months of fiscal 2018 was $15.3 million, an increase of $3.5 million, or 29.2% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses. Diluted net income available to common shareholders was $1.77 per share for the first nine months of fiscal 2018, as compared to $1.59 per share for the same period of the prior fiscal year. For the first nine months of fiscal 2018, net interest income increased $8.9 million, or 23.7%; noninterest income increased $2.1 million, or 25.8%; noninterest expense increased $5.8 million, or 21.0%; provision for income taxes increased $1.7 million, or 37.1%; and provision for loan losses increased $103,000, or 5.3%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first nine months of fiscal 2018 generally moved higher, but the curve was flatter, with less spread between shorter- and longer-term rates. Early in the period, long term rates moved down notably, and then for a period of time after mid-September, generally increased less than shorter-term rates, before moving up at a faster pace in January and February. At March 31, 2018, as compared to June 30, 2017, the yield on two-year treasuries moved up from 1.38% to 2.27%; the yield on five-year treasuries moved up from 1.89% to 2.68%; the yield on ten-year treasuries moved up from 2.31% to 2.74%; and the yield on 30-year treasuries moved up from 2.84% to 2.97%. As compared to the first nine months of the prior fiscal year, our average yield on earning assets increased by 19 basis points, helped in part by discount accretion recognized on recent acquisitions, but also as we originated and renewed loans at higher market rates reflecting recent increases by the Federal Reserve's Open Market Committee (FOMC) (see "Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2018 and 2017 – Net Interest Income"). The FOMC twice increased targeted overnight rates by 25 basis points each in December 2017 and March 2018, in addition to a total of 75 basis points between December 2016 and June 2017, just prior to the beginning of the Company's fiscal year. In December 2015, the FOMC began the current increasing rate cycle, increasing targeted overnight rates by 25 basis points, which was the first increase since the financial crisis which began in 2008. The Company has considered the measured increase in market interest rates to generally be favorable, however, the flattening yield curve is concerning. Our average cost of interest-bearing deposits increased by 17 basis points when comparing the current fiscal year to date with the same period of the prior fiscal year.

Our net interest margin increased eight basis points when comparing the first nine months of fiscal 2018 to the same period of the prior fiscal year. The improvement was attributable primarily to higher yields noted above, partially offset by an increased cost of funds. Net interest income resulting from the accretion of the discount (and a smaller premium on acquired time deposits) attributable to the Peoples Acquisition and the Capaha Acquisition in the first nine months of fiscal 2018 totaled $1.9 million, as compared to $1.1 million in the first nine months of fiscal 2017. In the current period, this component of net interest income contributed 16 basis points to the net interest margin, an increase from a contribution of 11 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay; however, the closing of the Capaha Acquisition in mid-June 2017 resulted in additional accretion in the current fiscal year, while resolution of particular acquired impaired credits also resulted in recognition of further discount accretion.  Impact to the net interest margin as a result of the SMB-Marshfield Acquisition is expected to be significantly less, by comparison.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2018, noninterest income increased $2.1 million, or 25.8%, as compared to the same period of the prior fiscal year, attributable primarily to bank card interchange income, deposit account service charges, other loan fees (including loan prepayment penalties), loan servicing fees, and gains realized on the sale of AFS securities, partially offset by the inclusion in the prior year period's results of a non-recurring benefit related to bank-owned life insurance, with no comparable activity in the current period. Much of the increase in noninterest income was attributable to the Capaha Acquisition, which closed late in the fourth quarter of fiscal 2017, and increased our number of account holders and loans serviced. Items especially impacted by that acquisition include bank card interchange income, deposit account service charges, and loan servicing fees. Noninterest expense for the nine-month period ended March 31, 2018, increased $5.8 million, or 21.0%, as compared to the same period of the prior fiscal year. The increase was due mostly to increases in compensation and benefits and occupancy expenses, amortization of core deposit intangibles, and bank card network expenses, all which were attributable in part to the Capaha Acquisition, which increased our staffing, number of locations, account holders, and included the recognition of a core deposit intangible. Charges related to merger and acquisition activity totaled $776,000 in the current fiscal year to date, as compared to $173,000 in the same period of the prior fiscal year.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

The Company experienced balance sheet growth in the first nine months of fiscal 2018, with total assets of $1.8 billion at March 31, 2018, reflecting an increase of $142.1 million, or 8.3%, as compared to June 30, 2017. Asset growth consisted mostly of the SMB-Marshfield Acquisition and organic loan growth.

AFS securities were $146.1 million at March 31, 2018, an increase of $1.7 million, or 1.2%, as compared to June 30, 2017. The increase was attributable primarily to approximately $5.6 million in securities acquired in the SMB-Marshfield Acquisition, partially offset by municipal securities which matured or were called. Cash equivalents and time deposits were a combined $32.7 million, an increase of $1.2 million, or 3.8%, as compared to June 30, 2017.

Loans, net of the allowance for loan losses, were $1.5 billion at March 31, 2018, an increase of $124.7 million, or 8.9%, as compared to June 30, 2017. The increase was attributable in large part to the SMB-Marshfield Acquisition, which added loans totaling $68.3 million at fair value. Inclusive of these acquired loans, our portfolio saw growth in commercial real estate loans, residential real estate loans, consumer loans, commercial loans, and drawn balances in construction loans. Commercial real estate loan growth was mostly attributable to increases in loans secured by nonresidential properties and agricultural real estate. Residential real estate loan growth was attributable to growth in loans secured by one- to four-family residential properties, partially offset by a decline in loans secured by multifamily properties. The increase in commercial loan balances was attributable primarily to growth in commercial & industrial lending, partially offset by paydowns in agricultural operating loans.

Deposits were $1.6 billion at March 31, 2018, an increase of $118.7 million, or 8.2%, as compared to June 30, 2017. Deposit growth was attributable in large part to the SMB-Marshfield Acquisition, which added deposits of $68.2 million at fair value. Inclusive of these assumed deposits, our deposit balances saw growth in interest-bearing transaction accounts, money market deposit accounts, and noninterest-bearing transaction accounts, while certificate of deposit balances declined. Since June 30, 2017, the Company's public unit deposits increased by $73.4 million (including $7.7 million from the SMB-Marshfield Acquisition), brokered certificates of deposit decreased $50.4 million, and brokered nonmaturity deposits decreased $2.5 million. Our discussion of brokered deposits excludes those brokered deposits originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. The average loan-to-deposit ratio for the first nine months of fiscal 2018 was 97.7% as compared to 102.0% for the same period of the prior fiscal year.

FHLB advances were $50.9 million at March 31, 2018, an increase of $7.2 million, or 16.5%, as compared to June 30, 2017.  At March 31, 2018, the balance of term advances the Company assumed in the SMB-Marshfield Acquisition was $4.8 million (at fair value).  Additionally, the Company utilized overnight funding to provide for loan growth in excess of deposit growth and to allow brokered deposits to mature without renewal. Securities sold under agreements to repurchase totaled $3.8 million at March 31, 2018, a decrease of $6.4 million, or 63.1%, as compared to June 30, 2017, as we continued to encourage larger customers to migrate from this product to a reciprocal brokered deposit arrangement. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $196.5 million at March 31, 2018, an increase of $23.4 million, or 13.5%, as compared to June 30, 2017. The increase was attributable to common stock issued in the SMB-Marshfield Acquisition and retention of net income, partially offset by payment of dividends on common stock and a decrease in accumulated other comprehensive income.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2018 and 2017

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2018 and 2017. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2018			March 31, 2017
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,212,045	$14,628	4.83	$979,796	$11,210	4.58
Other loans (1)	301,629	3,709	4.92	241,846	2,857	4.73
Total net loans	1,513,674	18,337	4.85	1,221,642	14,067	4.61
Mortgage-backed securities	80,264	453	2.26	74,949	392	2.09
Investment securities (2)	79,611	573	2.88	66,274	483	2.92
Other interest earning assets	3,898	22	2.30	1,896	13	2.74
Total interest earning assets (1)	1,677,447	19,385	4.62	1,364,761	14,955	4.38
Other noninterest earning assets (3)	144,828	-		119,437	-
Total assets	$1,822,275	$19,385		$1,484,198	$14,955

Interest bearing liabilities:
Savings accounts	$151,056	188	0.50	$120,891	96	0.32
NOW accounts	570,133	1,167	0.82	446,193	788	0.71
Money market deposit accounts	118,624	205	0.69	90,833	75	0.33
Certificates of deposit	528,422	1,721	1.30	441,402	1,152	1.04
Total interest bearing deposits	1,368,235	3,281	0.96	1,099,319	2,111	0.77
Borrowings:
Securities sold under agreements to repurchase	3,611	8	0.85	24,053	25	0.42
FHLB advances	40,268	199	1.98	71,405	224	1.25
Note Payable	3,000	30	4.05	-	-	-
Subordinated debt	14,909	192	5.15	14,812	163	4.40
Total interest bearing liabilities	1,430,023	3,710	1.04	1,209,589	2,523	0.83
Noninterest bearing demand deposits	195,880	-		138,667	-
Other noninterest bearing liabilities	7,871	-		3,480	-
Total liabilities	1,633,774	3,710		1,351,736	2,523
Stockholders' equity	188,501	-		132,462	-
Total liabilities and stockholders' equity	$1,822,275	$3,710		$1,484,198	$2,523

Net interest income		$15,675			$12,432

Interest rate spread (4)			3.58%			3.55%
Net interest margin (5)			3.74%			3.64%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.30%			112.83%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $54.3 million and $35.2 million, respectively, for the three-month period ended March 31, 2018, as compared to $46.4 million and $30.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2018			March 31, 2017
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,169,909	$42,320	4.82	$961,536	$33,747	4.68
Other loans (1)	301,052	11,709	5.19	243,902	8,799	4.81
Total net loans	1,470,961	54,029	4.90	1,205,438	42,546	4.71
Mortgage-backed securities	79,127	1,297	2.19	71,248	1,087	2.03
Investment securities (2)	77,823	1,659	2.84	67,283	1,489	2.95
Other interest earning assets	3,065	42	1.85	3,742	21	0.73
Total interest earning assets (1)	1,630,976	57,027	4.66	1,347,711	45,143	4.47
Other noninterest earning assets (3)	142,384	-		119,333	-
Total assets	$1,773,360	$57,027		$1,467,044	$45,143

Interest bearing liabilities:
Savings accounts	$147,269	532	0.48	$118,245	281	0.32
NOW accounts	522,638	3,141	0.80	417,807	2,264	0.72
Money market deposit accounts	113,192	526	0.62	83,194	190	0.30
Certificates of deposit	530,981	4,970	1.25	426,547	3,351	1.05
Total interest bearing deposits	1,314,080	9,169	0.93	1,045,793	6,086	0.78
Borrowings:
Securities sold under agreements to repurchase	5,896	29	0.66	25,033	77	0.41
FHLB advances	55,376	709	1.71	109,449	924	1.13
Note Payable	3,000	87	3.88	-	-	-
Subordinated debt	14,884	552	4.94	14,788	476	4.29
Total interest bearing liabilities	1,393,236	10,546	1.01	1,195,063	7,563	0.84
Noninterest bearing demand deposits	192,079	-		136,579	-
Other noninterest bearing liabilities	7,300	-		5,477	-
Total liabilities	1,592,615	10,546		1,337,119	7,563
Stockholders' equity	180,745	-		129,925	-
Total liabilities and stockholders' equity	$1,773,360	$10,546		$1,467,044	$7,563

Net interest income		$46,481			$37,580

Interest rate spread (4)			3.65%			3.63%
Net interest margin (5)			3.80%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.06%			112.77%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $54.1 million and $34.7 million, respectively, for the nine-month period ended March 31, 2018, as compared to $46.6 million and $30.3 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three- and nine-month periods ended March 31, 2018, compared to the three- and nine-month periods ended March 31, 2017. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2018
	Compared to three-month period ended March 31, 2017
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$721	$3,365	$184	$4,270
Mortgage-backed securities	32	28	1	61
Investment securities (2)	(7)	97	-	90
Other interest-earning deposits	(3)	13	(1)	9
Total net change in income on
interest-earning assets	743	3,503	184	4,430

Interest-bearing liabilities:
Deposits	548	493	129	1,170
Securities sold under
agreements to repurchase	26	(21)	(22)	(17)
Subordinated debt	28	1	-	29
Note Payable	-	-	30	30
FHLB advances	128	(98)	(55)	(25)
Total net change in expense on
interest-bearing liabilities	730	375	82	1,187
Net change in net interest income	$13	$3,128	$102	$3,243

	Nine-month period ended March 31, 2018
	Compared to nine-month period ended March 31, 2017
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$1,721	$9,376	$386	$11,483
Mortgage-backed securities	83	120	7	210
Investment securities (2)	(54)	233	(9)	170
Other interest-earning deposits	30	(4)	(5)	21
Total net change in income on
interest-earning assets	1,780	9,725	379	11,884

Interest-bearing liabilities:
Deposits	1,233	1,525	325	3,083
Securities sold under
agreements to repurchase	47	(59)	(36)	(48)
FHLB advances	473	(458)	(230)	(215)
Note payable	-	-	87	87
Subordinated debt	71	3	2	76
Total net change in expense on
interest-bearing liabilities	1,824	1,011	148	2,983
Net change in net interest income	$(44)	$8,714	$231	$8,901

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2018 and 2017

General. Net income for the three-month period ended March 31, 2018, was $5.3 million, an increase of $1.3 million, or 33.0%, as compared to the same period of the prior fiscal year.  The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses. Net income for the three-month period ended March 31, 2018, was negatively impacted by non-recurring charges related to the SMB-Marshfield Acquisition, and positively impacted by gains realized on the sale of AFS securities and fixed assets.

For the three-month period ended March 31, 2018, basic and fully-diluted net income per share were both $0.60, as compared to $0.53 under both measures for the same period of the prior fiscal year, which represented an increase of $0.07, or 13.2%. Our annualized return on average assets for the three-month period ended March 31, 2018, was 1.15%, as compared to 1.07% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period March 31, 2018, was 11.2%, as compared to 11.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2018, was $15.7 million, an increase of $3.2 million, or 26.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 22.9% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.74% in the current three-month period, from 3.64% in the three-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition decreased to $113,000 for the three-month period ended March 31, 2018, as compared to $216,000 for the same period of the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Capaha Acquisition resulted in an additional $429,000 in net interest income for the three-month period ended March 31, 2018, with no comparable item in the same period a year ago. Combined, these components of net interest income contributed 13 basis points to net interest margin in the three-month period ended March 31, 2018, as compared to a contribution of six basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay, however, the Capaha Acquisition will contribute additional net interest income during fiscal 2018, with no comparable items from fiscal 2017 periods. Also, additional interest income was recognized in the current quarter due to the resolution of specific purchased credit impaired loans from the Capaha Acquisition.  Net interest income and the impact to net interest margin from discount accretion recognized as a result of the SMB-Marshfield Acquisition is expected to be significantly less, by comparison.

For the three-month period ended March 31, 2018, our net interest spread was 3.58%, as compared to 3.55% in the three-month period a year ago. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 24 basis point increase in the average yield on interest-earning assets, partially offset by a 21 basis point increase in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended March 31, 2018, was $19.4 million, an increase of $4.4 million, or 29.6%, as compared to the same period of the prior fiscal year. The increase was attributed to a 22.9% increase in the average balance of interest-earning assets, combined with a 24 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to loan portfolio growth, which was due in part to the Capaha Acquisition, along with organic growth, and the SMB-Marshfield Acquisition. Investment balances also increased, due in part to the Capaha Acquisition. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates, the increase in loan discount accretion, discussed above, as well as a slight shift in the earning asset mix towards the loan portfolio.

Interest Expense. Total interest expense for the three-month period ended March 31, 2018, was $3.7 million, an increase of $1.2 million, or 47.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 21 basis point increase in the average cost of interest-bearing liabilities, combined with an 18.2% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. Increased average interest-bearing balances were attributable primarily to deposit growth, which was due in part to the Capaha Acquisition, along with organic deposit growth, and the SMB-Marshfield Acquisition. Average FHLB advance balances decreased, as did securities sold under agreements to repurchase. The increase in the average cost of interest-bearing liabilities was attributed primarily to an increased cost to originate or renew certificates of deposit, increased overnight and short-term FHLB borrowing rates, increased rates paid on money market deposit accounts and savings accounts, and increased rates paid on interest-bearing transaction accounts.

Provision for Loan Losses. The provision for loan losses for the three-month period ended March 31, 2018, was $550,000, as compared to $376,000 in the same period of the prior fiscal year. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.15% (annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.12% (annualized), while the Company recorded net charge offs of 0.06% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income, including securities gains, for the three-month period ended March 31, 2018, was $3.9 million, an increase of $945,000, or 32.3%, as compared to the same period of the prior fiscal year. In the current period, gains on the sale of AFS securities totaled $254,000, and gains on the sale of fixed assets totaled $188,000, with no comparable activity in the year ago period. The year-ago period included a non-recurring benefit of $302,000 related to bank-owned life insurance, with no comparable activity in the current period. Otherwise, the increase was attributable primarily to other loan fees (including loan prepayment penalties), bank card interchange income, deposit account service charges, loan servicing fees, and gains on sales of residential real estate loans originated for that purpose, partially offset by a decrease in loan late charges collected. Increases in deposit account service charges, bank card interchange income, and loan servicing income were attributable primarily to the additional account holders and loans serviced following the June 2017 Capaha Acquisition.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2018, was $11.9 million, an increase of $2.4 million, or 24.7%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits and occupancy expenses, as a result of the Company's larger staff and number of facilities following the June 2017 Capaha Acquisition. Expenses related to merger and acquisition activity in the current three-month period totaled $443,000, compared to $73,000 in similar charges in the same period a year ago, accounting for much of the increase noted in legal and professional fees, data processing, and other expenses. Additionally, noninterest expense increased compared to the same quarter a year ago as the Company amortized new core deposit intangibles related to the 2017 Capaha Acquisition and the 2018 SMB-Marshfield Acquisition, and experienced higher bankcard network expenses. The efficiency ratio for the three-month period ended March 31, 2018, was 61.8%, as compared to 62.3% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended March 31, 2018, was $1.8 million, an increase of $347,000, or 23.7%, as compared to the same period of the prior fiscal year, attributable to higher pre-tax income, partially offset by a decrease in the effective tax rate, to 25.6%, from 27.0% in the year-ago period. The lower effective tax rate was attributed primarily to the December 2017 enactment of the Tax Cuts and Jobs Act (the "Tax Act"), lowering the Company's annual effective tax rate ("AETR") applied to pre-tax income for our fiscal year which ends June 30, 2018. The Company previously projected an effective tax rate for the second half of fiscal 2018 of 24 to 26 percent, assuming it maintains a consistent level of tax-advantaged activity and investment relative to its pre-tax income. For fiscal 2019, assuming a consistent level of tax-advantaged activity and investment relative to the Company's pre-tax income, it would expect an effective tax rate of 18 to 20 percent.

Results of Operations – Comparison of the nine-month periods ended March 31, 2018 and 2017

General. Net income for the nine-month period ended March 31, 2018, was $15.3 million, an increase of $3.5 million, or 29.2%, as compared to the same period of the prior fiscal year.  The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses.

For the nine-month period ended March 31, 2018, basic and fully-diluted net income per share were both $1.77, as compared to $1.59 under both measures for the same period of the prior fiscal year, which represented increases of $0.18, or 11.3%. Our annualized return on average assets for the nine-month period ended March 31, 2018, was 1.15%, as compared to 1.08% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the nine-month period ended March 31, 2018, was 11.3%, as compared to 12.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2018, was $46.5 million, an increase of $8.9 million, or 23.7%, as compared to the same period of the prior fiscal year. The increase was attributable to a 21.0% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.80% in the current nine-month period, from 3.72% in the nine-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition decreased to $905,000 for the nine-month period ended March 31, 2018, as compared to $1.1 million for the same period of the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Capaha Acquisition resulted in an additional $1.0 million in net interest income for the nine-month period ended March 31, 2018, with no comparable item in the same period a year ago. Combined, these components of net interest income contributed 16 basis points to net interest margin in the nine-month period ended March 31, 2018, as compared to a contribution of 11 basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition mature or prepay, however, the Capaha Acquisition is contributing additional net interest income during fiscal 2018, with no comparable items from fiscal 2017 periods. Also, additional net interest income was recognized during the quarters ended March 31, 2018; December 31, 2017; and September 30, 2016, due to the resolution of specific purchased credit impaired loans.  Net interest income and the impact to net interest margin from discount accretion recognized as a result of the SMB-Marshfield Acquisition is expected to be significantly less, by comparison.

For the nine-month period ended March 31, 2018, our net interest spread was 3.65%, as compared to 3.63% in the nine-month period a year ago. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 19 basis point increase in the average yield on interest-earning assets, partially offset by a 17 basis point increase in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the nine-month period ended March 31, 2018, was $57.0 million, an increase of $11.9 million, or 26.3%, as compared to the same period of the prior fiscal year. The increase was attributed to a 21.0% increase in the average balance of interest-earning assets, combined with a 19 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to loan portfolio growth, which was due in part to the Capaha Acquisition, along with organic growth. Investment balances also increased, due in part to the Capaha Acquisition. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates, the increase in loan discount accretion, discussed above, as well as a slight shift in the earning asset mix towards the loan portfolio.

Interest Expense. Total interest expense for the nine-month period ended March 31, 2018, was $10.5 million, an increase of $3.0 million, or 39.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 17 basis point increase in the average cost of interest-bearing liabilities, combined with a 16.6% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. Increased average interest-bearing balances were attributable primarily to deposit growth, which was due in part to the Capaha Acquisition, along with organic deposit growth. Average FHLB advance balances decreased, as did securities sold under agreements to repurchase. The increase in the average cost of interest-bearing liabilities was attributed primarily to an increased cost to originate or renew certificates of deposit, increased overnight and short-term FHLB borrowing rates, increased rates paid on money market deposit accounts and savings accounts, and increased rates paid on interest-bearing transaction accounts.

Provision for Loan Losses. The provision for loan losses for the nine-month period ended March 31, 2018, was $2.1 million, as compared to $2.0 million in the same period of the prior fiscal year. As a percentage of average loans outstanding, the provision for loan losses in the current nine-month period represented a charge of 0.19% (annualized), while the Company recorded net charge offs during the period of 0.03% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.22% (annualized), while the Company recorded net charge offs of 0.06% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income. The Company's noninterest income, including securities gains, for the nine-month period ended March 31, 2018, was $10.3 million, an increase of $2.1 million, or 25.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to bank card interchange income, deposit account service charges, other loan fees (including loan prepayment penalties), loan servicing fees, and realized gains on sales of securities. Increases in bank card interchange income, deposit account service charges, and loan servicing income were attributable primarily to the additional account holders and loans serviced following the June 2017 Capaha Acquisition.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2018, was $33.2 million, an increase of $5.8 million, or 21.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits and occupancy expenses, as a result of the Company's larger staff and number of facilities following the June 2017 Capaha Acquisition. Expenses related to merger and acquisition activity in the current nine-month period totaled $776,000, compared to $173,000 in similar charges in the same period a year ago, accounting for much of the increase noted in legal and professional fees, data processing, and other expenses. Additionally, noninterest expense increased compared to the same period a year ago as the Company amortized new core deposit intangibles related to the 2017 Capaha Acquisition and the 2018 SMB-Marshfield Acquisition, and experienced higher bankcard network expenses. The efficiency ratio for the nine-month period ended March 31, 2018, was 58.8%, as compared to 59.9% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2018, was $6.2 million, an increase of $1.7 million, or 37.1%, as compared to the same period of the prior fiscal year, attributable primarily to higher pre-tax income, combined with an increase in the effective tax rate, to 29.0%, from 27.8%. The higher effective tax rate was attributed primarily to the December enactment of the Tax Act, which negatively impacted after-tax earnings by requiring a revaluation of the Company's net deferred tax asset ("DTA"), partially offset by a reduction in the Company's AETR applied to pre-tax income for the first nine months of fiscal 2018. Specifically, the revaluation of the DTA increased provision for income taxes by approximately $1.1 million. If the Company maintains a consistent level of tax-advantaged activity and investment relative to its pre-tax income, it would expect an effective tax rate for the fourth quarter of fiscal 2018 of 24 to 26 percent, and for the full year fiscal 2018 of 27 to 29 percent, which includes the impact of the DTA revaluation. For fiscal 2019, assuming a consistent level of tax-advantaged activity and investment relative to the Company's pre-tax income, it would expect an effective tax rate of 18 to 20 percent.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2018 and 2017:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2018	2017	2018	2017

Balance, beginning of period	$16,867	$14,992	$15,538	$13,791
Loans charged off:
Residential real estate	(92)	(104)	(170)	(201)
Construction	-	-	-	(31)
Commercial business	(1)	(67)	(22)	(337)
Commercial real estate	(6)	(4)	(41)	(4)
Consumer	(60)	(11)	(118)	(50)
Gross charged off loans	(159)	(186)	(351)	(623)
Recoveries of loans previously charged off:
Residential real estate	1	1	2	7
Construction	-	-	-	1
Commercial business	-	1	7	30
Commercial real estate	2	3	1	18
Consumer	2	3	6	9
Gross recoveries of charged off loans	5	8	16	65
Net (charge offs) recoveries	(154)	(178)	(335)	(558)
Provision charged to expense	550	376	2,060	1,957
Balance, end of period	$17,263	$15,190	$17,263	$15,190

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.7 million to $17.3 million at March 31, 2018, from $15.5 million at June 30, 2017, primarily due to growth in the loan portfolio, as the increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at March 31, 2018.

At March 31, 2018, the Company had loans of $11.9 million, or 0.77% of total  loans, adversely classified ($10.0 million classified "substandard"; $1.9 classified "doubtful"), as compared to loans of $13.3 million, or 0.94% of total loans, adversely classified ($12.7 million classified "substandard"; $602,000 classified "doubtful") at June 30, 2017, and $9.8 million, or 0.79% of total loans, adversely classified ($9.8 million classified "substandard"; none classified "doubtful") at March 31, 2017. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $4.0 million at March 31, 2018.

As indicated in Note 4 to the condensed consolidated financial statements, the Company's total past due loans increased from $4.8 million at June 30, 2017, to $7.2 million at March 31, 2018. The increase is attributable primarily to loans secured by residential real estate.  Also noted in Note 4 to the condensed consolidated financial statements, the Company's nonperforming loans, which includes nonaccrual loans and loans 90 or more days past due and still accruing, increased from $3.2 million at June 30, 2017, to $6.2 million at March 31, 2018. The increase in nonperforming loans was attributable primarily to two relationships with loans moved to nonaccrual status: a $1.7 million relationship secured by commercial collateral, agricultural real estate, and commercial real estate, which has deteriorated relatively recently; and a $1.0 million multifamily relationship which has been considered a classified asset for approximately four years. The remainder of the increase is attributable to a number of consumer loans, secured primarily by residential real estate.

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

The following table sets forth the Company's historical net charge offs as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.04%
Construction	0.00%	0.05%
Commercial	0.01%	0.00%
Consumer loans	0.20%	0.16%
Commercial loans	0.01%	0.13%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2018, these qualitative factors included:

•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and
•	Classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2018	Qualitative factor applied at fiscal year ended June 30, 2017
Real estate loans:
Residential	0.63%	0.73%
Construction	1.63%	1.73%
Commercial	1.29%	1.33%
Consumer loans	1.30%	1.36%
Commercial loans	1.34%	1.37%

At March 31, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $14.8 million, as compared to $13.8 million at June 30, 2017, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were little changed, on balance.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	March 31, 2018	June 30, 2017	March 31, 2017
Nonaccruing loans:
Residential real estate	$3,026	$1,263	$1,515
Construction	34	35	36
Commercial real estate	1,970	960	1,102
Consumer	231	158	44
Commercial business	957	409	372
Total	6,218	2,825	3,069

Loans 90 days past due accruing interest:
Residential real estate	-	59	59
Construction	-	-	-
Commercial real estate	-	-	41
Consumer	-	13	34
Commercial business	-	329	-
Total	-	401	134

Total nonperforming loans	6,218	3,226	3,203

Foreclosed assets held for sale:
Real estate owned	4,067	3,014	3,296
Other nonperforming assets	75	86	37
Total nonperforming assets	$10,360	$6,326	$6,536

At March 31, 2018, troubled debt restructurings (TDRs) totaled $13.1 million, of which $1.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $11.8 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2018, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2017, TDRs totaled $11.2 million, of which $338,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $10.9 million in TDRs at June 30, 2017, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2018, nonperforming assets totaled $10.4 million, as compared to $6.3 million at June 30, 2017, and $6.5 million at March 31, 2017. The increase in nonperforming assets from fiscal year end was comprised mainly of nonaccrual loans (see "Allowance for Loan Loss Activity").

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

At March 31, 2018, the Company had outstanding commitments and approvals to extend credit of approximately $272.4 million (including $197.7 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At March 31, 2018, the Bank had pledged residential real estate loan portfolios and a significant portion of its commercial real estate loan portfolios with the FHLB for available credit of approximately $328.8 million, of which $50.9 million had been advanced, (additionally, letters of credit totaling $4.1 million had been issued on the Bank's behalf in order to secure public unit funding).  The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 35% of bank assets, or $619.0 million, subject to available collateral. Also, at March 31, 2018, the Bank had pledged a total of $215.0 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $144.1 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

Regulatory Capital

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards.  The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Furthermore, the Company's and Bank's regulators could require adjustments to regulatory capital not reflected in the condensed consolidated financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of March 31, 2018 and June 30, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of March 31, 2018, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,315	13.44%	$128,724	8.00%	n/a	n/a
Southern Bank	209,188	13.00%	128,724	8.00%	160,905	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	197,727	12.29%	96,543	6.00%	n/a	n/a
Southern Bank	190,600	11.85%	96,543	6.00%	128,724	8.00%
Tier I Capital (to Average Assets)
Consolidated	197,727	10.94%	72,294	4.00%	n/a	n/a
Southern Bank	190,600	10.74%	70,958	4.00%	88,697	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	183,411	11.40%	72,407	4.50%	n/a	n/a
Southern Bank	190,600	11.85%	72,407	4.50%	104,588	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$194,322	12.84%	$121,086	8.00%	n/a	n/a
Southern Bank	183,906	12.15%	121,118	8.00%	151,397	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	177,679	11.74%	90,815	6.00%	n/a	n/a
Southern Bank	167,263	11.05%	90,838	6.00%	121,118	8.00%
Tier I Capital (to Average Assets)
Consolidated	177,679	11.66%	60,975	4.00%	n/a	n/a
Southern Bank	167,263	10.98%	60,949	4.00%	76,187	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	163,626	10.81%	68,111	4.50%	n/a	n/a
Southern Bank	167,263	11.05%	68,129	4.50%	98,408	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2018, fixed rate 1- to 4-family residential loan production totaled $45.8 million, as compared to $45.0 million during the same period of the prior fiscal year. At March 31, 2018, the fixed rate residential loan portfolio was $167.9 million with a weighted average maturity of 100 months, as compared to $139.6 million at March 31, 2017, with a weighted average maturity of 108 months. The Company originated $26.5 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2018, as compared to $25.4 million during the same period of the prior fiscal year. At March 31, 2018, fixed rate loans with remaining maturities in excess of 10 years totaled $38.5 million, or 2.5% of net loans receivable, as compared to $37.8 million, or 3.1% of net loans receivable at March 31, 2017. The Company originated $190.3 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2018, as compared to $193.2 million during the same period of the prior fiscal year.  The Company also originated $65.4 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2018, as compared to $68.7 million during the same period of the prior fiscal year. At March 31, 2018, adjustable-rate home equity lines of credit increased to $37.9 million, as compared to $26.8 million at March 31, 2017. At March 31, 2018, the Company's investment portfolio had an expected weighted-average life of 4.2 years, compared to 4.1 years at March 31, 2017. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2018, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2018
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$167,539	$(26,549)	-14%	9.56%	-0.99%
+200 bp	176,914	(17,174)	-9%	9.93%	-0.62%
+100 bp	186,018	(8,070)	-4%	10.27%	-0.28%
0 bp	194,088	-	-	10.55%	0.00%
-100 bp	206,742	12,654	7%	11.05%	0.50%
-200 bp	236,596	42,508	22%	12.42%	1.87%
-300 bp	259,327	65,239	34%	13.45%	2.91%

June 30, 2017
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$146,140	$(26,692)	-15%	8.99%	-1.13%
+200 bp	154,473	(18,359)	-11%	9.35%	-0.77%
+100 bp	162,804	(10,027)	-6%	9.70%	-0.42%
0 bp	172,832	-	-	10.12%	0.00%
-100 bp	189,720	16,888	10%	10.91%	0.79%
-200 bp	209,964	37,133	21%	11.91%	1.79%
-300 bp	215,014	42,182	24%	12.16%	2.04%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of March 31, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2018 thru 1/31/2018	-	-	-	-
2/1/2018 thru 2/28/2018	-	-	-	-
3/1/2018 thru 3/31/2018	-	-	-	-
Total	-	-	-	-

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

		(viii)	Director's Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC. Registrant

Date: May 10, 2018	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)