Form 10-K
period 2018-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2018-09-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES          NO    X
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $269.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 13, 2018, there were issued and outstanding 8,996,584 shares of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
At June 30, 2018, the Company had total assets of $1.9 billion, total deposits of $1.6 billion and stockholders' equity of $200.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.
Recent Events
On June 12, 2018 the Company announced the signing of an agreement and plan of merger whereby Gideon Bancshares Company ("Gideon"), and its wholly owned subsidiary, First Commercial Bank ("First Commercial"), will be acquired by the Company in a stock and cash transaction valued at approximately $23.2 million, (representing 97.5% of Gideon's anticipated capital, as adjusted, at closing). At June 30, 2018, Gideon held consolidated assets of $227 million, loans, net, of $155 million, and deposits of $171 million. The transaction is expected to close in the fourth quarter of calendar year 2018, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals. First Commercial is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Gideon. Through June 30, 2018, the Company incurred $75,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2018.

Acquisitions
On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly owned subsidiary, Southern Missouri Bank of Marshfield ("SMB-Marshfield"), in a stock and cash transaction. SMB-Marshfield was merged into the Bank at acquisition. At closing, Bancshares held total assets of $86.2 million, loans, net, of $68.3 million, and deposits of $68.2 million. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. The goodwill of $4.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and SMB-Marshfield. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.

On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp), and its subsidiary, Capaha Bank (Capaha), Tamms, Illinois, in a stock and cash transaction. Capaha was merged into the Bank at acquisition. At closing, Tammcorp held total assets of $187 million, loans, net, of $153 million, and deposits of $167 million. The Company acquired Capaha primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. A Tammcorp note payable of $3.7 million was contractually required to be repaid in conjunction with the acquisition. The goodwill of $4.1 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and Capaha. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri, in a stock and cash transaction (the "Peoples Acquisition"). Peoples was merged into the Bank in early December, 2014, in connection with the conversion of Peoples' data system. At closing, PSC held total assets of $267 million, loans, net, of $193 million, and deposits of $221 million. The Company acquired Peoples primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and Peoples. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
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
On December 17, 2010, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver, to acquire certain assets and assume certain liabilities of the former First Southern Bank, with headquarters in Batesville, Arkansas, and one branch location in Searcy, Arkansas (the "Fiscal 2011 Acquisition"). As a result of the transaction, the Company acquired loans recorded at a fair value of $115 million and assumed deposits recorded at a fair value of $131 million, at December 17, 2010.
Capital Raising Transactions
On June 20, 2017, the Company completed an at-the-market common stock issuance. A total of 794,762 shares of the Company's common stock were sold at a weighted-average price of approximately $31.46 per share, representing gross proceeds to the Company of approximately $25.0 million. The proceeds from the transaction have been used for general corporate purposes, including working capital to support organic growth at Southern Bank, and to support acquisitions to the extent available.

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
Market Area
The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 37 full service branch offices and three limited service branch offices located in Poplar Bluff (4), Van Buren, Dexter, Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield (2), Cape Girardeau (2), and Jackson, Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob and Bradford, Arkansas; and Anna, Cairo, and Tamms, Illinois.
For purposes of management and oversight of its operations, the Bank has organized its facilities into three regional markets. The Bank's east region includes 17 of its facilities, which are situated in or directly adjacent to Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 252,000, and included within this market area is the Cape Girardeau, Missouri, Metropolitan Statistical Area (MSA), which has a population of approximately 97,000. The Bank's south region includes 12 of its facilities, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, and White counties in Arkansas. These counties have a total population of approximately 348,000, and included within this market area is the Jonesboro, Arkansas, MSA, which has a population of approximately 131,000. The Bank's west region includes 12 of its facilities, which are situated in Christian, Greene, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 484,000, and included within this market area is the Springfield, Missouri, MSA, which has a population of approximately 462,000. Each of these markets also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area.

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
Competition
The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2018, the Bank was one of 27 bank or saving association groups located in its east region competing for approximately $5.6 billion in deposits at FDIC-insured institutions, one of 35 bank or saving association groups located in its south region (eight of these institutions overlap with the Bank's east region) competing for $7.6 billion in deposits, and one of 39 bank or savings association groups located in its west region (13 of these overlap with the Bank's east or south regions) competing for $10.4 billion in deposits.
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
Lending Activities
General. The Bank's lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders which are secured by properties generally located in the States of Missouri or Arkansas.
Supervision of the loan portfolio is the responsibility of our Chief Lending Officer, Rick Windes, Regional President Justin G. Cox, and our Chief Credit Officer, Mark E. Hecker. The Chief Lending Officer and Regional President are responsible for oversight of loan production.  The Chief Credit Officer is responsible for oversight of underwriting, loan policy, and administration.  Loan officers have varying amounts of lending authority depending upon experience and types of loans. Loans beyond their authority are presented to the next level of authority, which may include one of three Regional Small Business Loan Committees, one of three Regional Senior Loan Committees, an Agricultural Loan Committee, or a Senior Agricultural Loan Committee.
The Regional Small Business Loan Committees each consists of lenders selected by the Chief Lending Officer, Regional President, and Chief Credit Officer (our "Senior Lending and Credit Officers"), and is authorized to approve lending relationships up to $1.5 million. The Regional Senior Loan Committees each consists of one director appointed by the Board of Directors, and senior lenders selected by our Senior Lending and Credit Officers. Each Regional Senior Loan Committee is authorized to approve lending relationships up to $3.0 million. The Bank's

Agricultural Loan Committee consists of several lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers, and is authorized to approve agricultural lending relationships up to $1.5 million. The Senior Agricultural Loan Committee consists of our Chief Credit Officer, as well as several senior lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers. The Senior Agricultural Loan Committee is authorized to approve agricultural lending relationships up to $3.0 million.
Lending relationships above $3.0 million require approval of our Bank Senior Loan Committee, comprised of our Senior Lending and Credit Officers, and an additional senior lender from each region, or the approval of our Executive Loan Committee, comprised of our Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, and Regional President. In addition to the approval of the Bank Senior Loan Committee or the Executive Loan Committee, lending relationships in excess of $4.0 million require the approval of the Discount Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.
The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2018, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $54.9 million. At June 30, 2018, the Bank's ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $28.6 million to $15.3 million, net of participation interests sold. As of June 30, 2018, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.
	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$450,919	28.84%	$442,463	31.66%	$392,974	34.61%	$377,465	35.84%	$303,901	37.94%
Commercial real estate (1)	704,647	45.07	603,922	43.21	452,052	39.81	404,720	38.43	308,520	38.51
Construction	112,718	7.21	106,782	7.63	77,369	6.82	69,204	6.57	40,738	5.09
Total mortgage loans	1,268,284	81.12	1,153,167	82.50	922,395	81.24	851,389	80.84	653,159	81.54
Other Loans:
Automobile loans	9,056	0.58	6,378	0.46	6,221	0.55	6,333	0.60	8,276	1.03
Commercial business (2)	281,272	17.99	247,184	17.68	202,045	17.79	191,886	18.22	141,072	17.61
Home equity	39,218	2.51	35,222	2.52	25,146	2.21	23,472	2.23	17,929	2.24
Other	30,297	1.94	22,051	1.58	15,174	1.34	16,965	1.61	9,018	1.13
Total other loans	359,843	23.02	310,835	22.24	248,586	21.89	238,656	22.66	176,295	22.01
Total loans	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50	829,454	103.55
Less:
Undisbursed loans in process	46,533	2.98	50,740	3.63	21,779	1.92	24,688	2.34	19,261	2.41
Deferred fees and discounts	---	---	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)
Allowance for loan losses	18,214	1.16	15,538	1.11	13,791	1.21	12,298	1.17	9,259	1.16
Net loans receivable	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%

Type of Security:
Residential real estate
One- to four-family	$414,258	26.50%	$352,723	25.24%	$326,186	28.73%	$316,804	30.08%	$235,947	29.45%
Multi-family	137,238	8.78	151,585	10.85	128,980	11.36	118,178	11.22	87,161	10.88
Commercial real estate	502,073	32.11	463,890	33.19	329,781	29.04	296,082	28.11	243,090	30.35
Land	214,715	13.73	184,967	13.23	137,448	12.11	120,327	11.43	86,960	10.86
Commercial	281,272	17.99	247,184	17.68	202,045	17.79	191,884	18.22	141,072	17.61
Consumer and other	78,571	5.03	63,653	4.55	46,541	4.10	46,770	4.44	35,224	4.40
Total loans	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50	829,454	103.55
Less:
Undisbursed loans in process	46,533	2.98	50,740	3.63	21,779	1.92	24,688	2.34	19,261	2.41
Deferred fees and discounts	---	---	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)
Allowance for loan losses	18,214	1.16	15,538	1.11	13,791	1.21	12,298	1.17	9,259	1.16
Net loans receivable	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%
___________________________
(1)
Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $160.3 million, $140.0 million, $102.2 million, $82.0 million and $63.8 million as of June 30, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
Commercial business loan balances included agricultural equipment and production loans of $81.5 million, $85.7 million, $73.3 million, $57.9 million and $53.4 million as of June 30, 2018, 2017, 2016, 2015 and 2014, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$207,405	13.27%	$189,054	13.53%	$172,901	15.23%	$171,479	16.28%	$136,357	17.01%
Commercial real estate	557,556	35.66	476,132	34.06	356,613	31.41	313,361	29.75	211,833	26.44
Construction	104,995	6.72	89,542	6.40	58,330	5.14	51,973	4.94	38,928	4.86
Consumer	36,784	2.35	26,305	1.88	21,338	1.88	22,973	2.18	17,233	2.15
Commercial business	151,766	9.71	137,613	9.85	137,426	12.10	127,017	12.06	86,961	10.86
Total fixed-rate loans	1,058,506	67.71	918,646	65.72	746,608	65.76	686,803	65.21	491,312	61.32
Adjustable-Rate Loans:
Residential real estate	243,514	15.58	253,409	18.13	220,073	19.38	205,986	19.56	167,544	20.91
Commercial real estate	147,091	9.41	127,790	9.14	95,439	8.41	91,359	8.67	96,686	12.07
Construction	7,723	0.49	17,240	1.23	19,039	1.68	17,231	1.64	1,810	0.23
Consumer	41,787	2.67	37,346	2.67	25,203	2.22	23,797	2.26	17,990	2.25
Commercial business	129,506	8.28	109,571	7.85	64,619	5.68	64,869	6.16	54,112	6.76
Total adjustable-rate loans	569,621	36.43	545,356	39.02	424,373	37.37	403,242	38.29	338,142	42.22
Total loans	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50	829,454	103.54
Less:
Undisbursed loans in process	46,533	2.98	50,740	3.63	21,779	1.92	24,688	2.34	19,261	2.40
Net deferred loan fees	---	---	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)	(122)	(0.02)
Allowance for loan loss	18,214	1.16	15,538	1.11	13,791	1.21	12,298	1.17	9,259	1.16
Net loans receivable	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%	$801,056	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2018, residential loans secured by one- to four-family residences totaled $343.4 million, or 23.7% of net loans receivable.
The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2018, the Bank originated $35.0 million of ARM loans and $30.6 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank's portfolio. An additional $29.8 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's market area.
The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank charges an additional 50-75 basis points, but does not require private mortgage insurance. At June 30, 2018, the remaining balance of loans originated with a loan-to-value ratio in excess of 80% was $76.0 million. For fiscal years ended June 30, 2018, 2017, 2016, 2015 and 2014, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $26.3 million, $25.0 million, $16.5 million, $24.3 million and $13.6 million, respectively, totaling $105.7 million. The remaining balance of those loans at June 30, 2018, was $60.9 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank conform to secondary market underwriting standards, however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed rate and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.
Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2018, one- to four-family loans with a fixed rate totaled $161.2 million, and had a weighted-average maturity of 100 months.
The Bank currently originates one- to four-family adjustable rate mortgage ("ARM") loans, which adjust annually, after an initial period of one, three, five, or seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year ("CMT"). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2018, one- to four-family loans tied to the CMT index totaled $136.8 million. One- to four-family loans tied to other indices totaled $46.3 million.
In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, as well as the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2018 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.
The Bank also originates loans secured by multi-family residential properties that are often located outside the Company's primary market area, but made to borrowers who operate within the primary market area. At June 30, 2018, the Bank had $107.5 million, or 7.4% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate "floor" and "ceiling" in these loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.
The primary risk associated with multi-family loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates. In an effort to reduce these risks, the Bank evaluates the guarantor's ability to inject personal funds as a tertiary source of repayment.
Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), shopping centers, retail establishments, nursing homes and other healthcare related facilities, and other businesses generally located in the Bank's market area. At June 30, 2018, the Bank had $704.6 million in commercial real estate loans, which represented 45.1% of net loans receivable. Of this amount, $160.3 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Bank expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio.
Commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 44 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, loans for improved commercial properties do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.
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
Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2018, the Bank had $112.7 million, or 7.2% of net loans receivable in construction loans outstanding.
Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2018, $70.9 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $6.3 million was for speculative construction), $29.7 million of which were secured by multi-family residential real estate, and $12.1 million of which were secured by commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.
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
Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, direct and indirect automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2018, the Bank's consumer loan portfolio totaled $78.6 million, or 5.0% of net loans receivable.
Home equity loans represented 49.9% of the Bank's consumer loan portfolio at June 30, 2018, and totaled $39.2 million, or 2.5% of net loans receivable.
Home equity lines of credit (HELOCs) are secured with a deed of trust and are generally issued for up to 90% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are adjustable and are tied to the current prime interest rate, generally with an interest rate floor in the loan agreement. This rate is obtained from the Wall Street Journal and adjusts on a daily basis. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. HELOCs, which are secured by residential properties, are generally secured by stronger collateral than other consumer loans and, because of the adjustable rate structure, present less interest rate risk to the Bank.
Automobile loans represented 11.5% of the Bank's consumer loan portfolio at June 30, 2018, and totaled $9.1 million, or 0.58% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.
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
Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2018, the Bank had $281.3 million in commercial business loans outstanding, or 18.0%

of net loans receivable. Of this amount, $81.5 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to continue to maintain the current percentage of commercial business loans in its total loan portfolio.
The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $151.8 million in fixed rate and $129.5 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.
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
Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2018. Commitments to extend credit totaled $266.8 million at June 30, 2018.
	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years		Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$74,300	$2,110	$242	$	---	$76,652
Certificates of deposit	311,440	176,794	45,217		---	533,451
Total	$385,740	$178,904	$45,459	$	---	$610,103

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years		Total
	(Dollars in thousands)

Construction loans in process	$46,533	$ ---	$ ---	$	---	$46,533
Other commitments	183,426	6,624	5,367		24,852	220,269
	$229,959	$6,624	$5,367		$24,852	$266,802

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2018, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Residential real estate	$174,465	$213,637	$33,683	$29,134	$450,919
Commercial real estate	205,553	377,277	117,739	4,078	704,647
Construction	97,893	7,258	7,053	514	112,718
Consumer	54,566	23,079	788	138	78,571
Commercial business	182,441	82,229	10,574	6,028	281,272
Total loans	$714,918	$703,480	$169,837	$39,892	$1,628,127

As of June 30, 2018, loans with a maturity date after June 30, 2019, with fixed interest rates totaled $752.5 million, and loans with a maturity date after June 30, 2019, with adjustable rates totaled $160.7 million.
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
While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2018, the Bank originated $550.5 million of loans, compared to $494.9 million and $425.9 million, respectively, in fiscal 2017 and 2016. Of these loans, mortgage loan originations were $397.9 million, $399.2 million and $334.2 million in fiscal 2018, 2017 and 2016, respectively. Increases in originations over recent periods is attributed primarily to an expanded market area and customer base following recent acquisitions.
From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. In fiscal 2018, the Bank purchased $4.6 million of new loan participations. At June 30, 2018, loan participations totaled $15.7 million, or 1.01% of net loans receivable. At June 30, 2018, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2018	2017	2016
		(Dollars in thousands)

Total loans at beginning of period	$1,464,002	$1,170,981	$1,090,045

Loans originated:
One- to four-family residential	96,061	94,733	78,356
Multi-family residential and
commercial real estate	185,914	235,427	179,253
Construction loans	115,919	69,087	76,579
Commercial business	134,318	78,342	76,257
Consumer and others	18,316	17,326	15,416
Total loans originated	550,528	494,915	425,861

Loans purchased:
Total loans purchased (1)	72,846	158,808	5,760

Loans sold:
Total loans sold	(64,073)	(56,131)	(22,898)

Principal repayments	(386,912)	(295,615)	(319,510)
Participation principal repayments	(6,098)	(7,758)	(7,621)

Foreclosures	(2,166)	(1,198)	(656)
Net loan activity	164,125	293,021	80,936

Total loans at end of period	$1,628,127	$1,464,002	$1,170,981
______________
(1)
Amount reported in fiscal 2018 includes the Company's acquisition of loans from the Marshfield acquisition recorded at a $68.3 million fair value. Amount reported in fiscal 2017 includes the Company's acquisition of loans from the Capaha acquisition recorded at a $152.2 million fair value.

Loan Commitments
The Bank issues commitments for one- to four-family residential mortgage loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $266.8 million at June 30, 2018. See Note 14 of Notes to the Consolidated Financial Statements contained in Item 8.
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
The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2018.
	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	3	$84	26	$4,089	29	$4,173
Commercial real estate	2	290	8	1,484	10	1,774
Construction	---	---	---	---	---	---
Consumer	6	33	20	146	26	179
Commercial Business	5	90	8	707	13	797
Totals	16	$497	62	$6,426	78	$6,923

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
The increase in nonperforming assets in fiscal 2018 was attributed primarily to the increase in nonaccrual loans, which, in turn, was primarily attributable to three relationships: a $1.7 million relationship secured by commercial collateral, commercial real estate, and agricultural real estate which deteriorated during fiscal 2018; a $1.0 million multi-family relationship which has been considered a classified asset for approximately four years; and a $2.7 million relationship secured by residential rental properties which has been considered a classified asset for approximately one year.
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

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.
	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$5,913	$1,263	$2,676	$2,202	$444
Construction	25	35	388	133	---
Commercial real estate	1,962	960	1,797	1,271	673
Consumer	209	158	160	88	58
Commercial business	1,063	409	603	63	91
Total	9,172	2,825	5,624	3,757	1,266

Loans 90 days past due accruing interest:
Residential real estate	---	59	---	---	106
Construction	---	---	---	---	---
Commercial real estate	---	---	---	---	18
Consumer	---	13	7	34	6
Commercial business	---	329	31	11	---
Total	---	401	38	45	130

Total nonperforming loans	9,172	3,226	5,662	3,802	1,396

Nonperforming investments	---	---	---	---	---
Foreclosed assets held for sale:
Real estate owned	3,874	3,014	3,305	4,440	2,912
Other nonperforming assets	50	86	61	64	65
Total nonperforming assets	$13,096	$6,326	$9,028	$8,306	$4,373

Total nonperforming loans to net loans	0.59%	0.23%	0.50%	0.36%	0.17%
Total nonperforming loans to total assets	0.49%	0.19%	0.40%	0.29%	0.14%
Total nonperforming assets to total assets	0.69%	0.37%	0.64%	0.64%	0.43%

At June 30, 2018, troubled debt restructurings (TDRs) totaled $13.0 million, of which $1.3 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $11.7 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2017, TDRs totaled $11.2 million, of which $338,000 was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2018, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.
Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2018, the Company's balance of real estate owned totaled $3.9 million and included $786,000 in residential properties and $3.1 million in non-residential properties.
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
On the basis of management's review of the assets of the Company, at June 30, 2018, classified assets totaled $18.2 million, or 0.96% of total assets as compared to $17.5 million, or 1.02% of total assets at June 30, 2017. Of the amount classified as of June 30, 2018, $16.3 million was considered substandard, and $1.8 million was considered doubtful. Included in classified assets at June 30, 2018, were various loans totaling $14.3 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on classified loans) and foreclosed real estate and repossessed assets totaling $3.9 million. Classified loans are so designated due to concerns regarding the borrower's ability to generate sufficient cash flows to service the debt.  Classified loans totaling $6.8 million had been placed on nonaccrual status at June 30, 2018, of which $5.3 million were more than 30 days delinquent. Of the remaining $7.5 million of classified loans, $70,000 were more than 30 days delinquent.
Other Loans of Concern. In addition to the classified assets above, there was also an aggregate of $10.2 million in loans, with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan repayment terms, which may ultimately result in the classification of such assets. These loans continued to perform according to terms as of June 30, 2018, but were identified as having elevated risk due to concerns regarding the borrower's ability to continue to generate sufficient cash flows to service the debt.
Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in provisioning for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2018, of $18.2 million, which represented 139% of nonperforming assets as compared to an allowance of $15.5 million, which represented 246% of nonperforming assets at June 30, 2017.
At June 30, 2018, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $1.2 million, as compared to $1.1 million at June 30, 2017. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.
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

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Allowance at beginning of period	$15,538	$13,791	$12,298	$9,259	$8,386
Recoveries
Residential real estate	2	10	5	11	16
Construction real estate	---	1	---	---	---
Commercial real estate	2	20	46	47	1
Commercial business	8	31	15	33	17
Consumer	23	8	8	4	95
Total recoveries	35	70	74	95	129

Charge offs:
Residential real estate	190	211	167	54	169
Construction real estate	9	31	---	---	---
Commercial real estate	56	19	97	9	96
Commercial business	22	337	725	128	59
Consumer	129	65	86	50	578
Total charge offs	406	663	1,075	241	902

Net charge offs	(371)	(593)	(1,001)	(146)	(773)
Provision for loan losses	3,047	2,340	2,494	3,185	1,646

Balance at end of period	$18,214	$15,538	$13,791	$12,298	$9,259

Ratio of allowance to total loans outstanding at the end of the period	1.15%	1.10%	1.20%	1.15%	1.14%
Ratio of net charge offs to average loans outstanding during the period	0.02%	0.05%	0.09%	0.01%	0.10%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$3,226	27.70%	$3,230	30.22%	$3,247	33.56%	$2,819	34.63%	$2,462	36.64%

Construction	1,097	6.92	964	7.30	1,091	6.61	899	6.35	355	4.91

Commercial real estate	8,793	43.28	7,068	41.25	5,711	38.60	4,956	37.13	4,143	37.19

Consumer	902	4.82	757	4.35	738	3.98	758	4.29	519	4.25
Commercial business	4,196	17.28	3,519	16.88	3,004	17.25	2,866	17.60	1,780	17.01

Total allowance for loan losses	$18,214	100.00%	$15,538	100.00%	$13,791	100.00%	$12,298	100.00%	$9,259	100.00%

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
The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operations Officer and four outside directors.
Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders' equity. At June 30, 2018, AFS securities totaled $146.3 million (excluding FHLB and Federal Reserve Bank membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
As of June 30, 2018, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.
Debt and Other Securities. At June 30, 2018, the Company's debt and other securities portfolio totaled $56.2 million, or 2.98% of total assets as compared to $66.1 million, or 3.87% of total assets at June 30, 2017. During fiscal 2018, the Bank had $10.2 million in maturities and $7.3 million in securities purchases. Of the securities that matured, $7.1 million was called for early redemption. At June 30, 2018, the investment securities portfolio included $9.4 million in U.S. government and government agency bonds, of which $6.4 million is subject to early redemption at the option of the issuer, and $41.6 million in municipal bonds, of which $35.2 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $5.2 million in other securities (including pooled trust preferred securities with an estimated fair value of $795,000). Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2018, was 44 months. Membership stock held in the FHLB of Des Moines, totaling $5.7 million, FHLB of Chicago totaling $215,000, and the Federal Reserve Bank of St. Louis, totaling $3.6 million, along with equity stock of $825,000 in four correspondent (banker's) banks, was not included in the above totals.
At June 30, 2018, the Company owned two pooled trust preferred securities with an estimated fair value of $795,000 and a book value of $971,000. The June 30, 2018, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
Mortgage-Backed Securities. At June 30, 2018, mortgage-backed securities ("MBS") totaled $90.2 million, or 4.8%, of total assets, as compared to $78.3 million, or 4.6%, of total assets at June 30, 2017. During fiscal 2018, the Bank had maturities and prepayments of $14.7 million and $36.7 million in purchases of MBS. At June 30, 2018, the MBS portfolio included $41.2 million in fixed-rate MBS, and $49.0 million in fixed rate collateralized mortgage obligations ("CMOs"), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2018, was 57 months. Prepayment rates may cause the anticipated average life of MBS portfolio to extend or shorten based upon actual prepayment rates.

Investment Securities Analysis
The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.
	At June 30,
	2018		2017		2016
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
			(Dollars in thousands)

U.S. government and government agencies	$9,385	14.13%	$10,438	14.34%	$6,517	9.75%
State and political subdivisions	41,612	62.65	49,978	68.66	46,185	69.12
Other securities	5,152	7.76	5,725	7.86	5,291	7.92
FHLB/FNBB/MIB membership stock	6,701	10.09	4,295	5.90	6,484	9.70
Federal Reserve Bank membership stock	3,566	5.37	2,357	3.24	2,343	3.51
Total	$66,416	100.00%	$72,793	100.00%	$66,820	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2018.
	Available for Sale Securities June 30, 2018
	Amortized Cost	Fair Value	Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$2,247	$2,243	1.45%
Due after 1 year but within 5 years	7,266	7,142	1.61
Due after 5 years but within 10 years	---	---	---
Due over 10 years	---	---	---
Total	9,513	9,385	1.57

State and political subdivisions:
Due within 1 year	1,293	1,293	2.04%
Due after 1 year but within 5 years	8,953	8,939	2.84
Due after 5 years but within 10 years	15,429	15,286	3.56
Due over 10 years	16,187	16,094	3.30
Total	41,862	41,612	3.25

Other securities:
Due within 1 year	---	---	---%
Due after 1 year but within 5 years	---	---	---
Due after 5 years but within 10 years	3,992	4,043	5.44
Due over 10 years	1,292	1,109	3.03
Total	5,284	5,152	4.85

No stated maturity:
FHLB/FNBB/MIB membership stock	6,701	6,701	3.24%
Federal Reserve Bank membership stock	3,566	3,566	6.56
Total	10,267	10,267	4.39

Total debt and other securities	$66,926	$66,416	3.32%

The following table sets forth certain information at June 30, 2018 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2018
(Dollars in thousands)
Amounts due:
Within 1 year	$ ---
After 1 year through 3 years	56
After 3 years through 5 years	---
After 5 years	92,652
Total	$92,708

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2018, which have fixed, floating, or adjustable interest rates.
At June 30, 2018
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$92,708
Adjustable	---
Total	$92,708

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.
	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$16,598	$16,113	$21,380	$21,489	$23,298	$23,799
GNMA certificates	38	38	1,437	1,449	1,814	1,856
FNMA certificates	25,800	25,062	28,457	28,628	28,292	28,931
Collateralized mortgage obligations issued by government agencies	50,272	48,963	26,814	26,709	16,489	16,645
Total	$92,708	$90,176	$78,088	$78,275	$69,893	$71,231

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
Deposits. The Bank's depositors are generally residents and entities located in the State of Missouri, Arkansas, or Illinois. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing.

The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include digital and social media, radio and newspaper advertisements, as well as "grassroots" marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, passbook savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits as of June 30, 2018:
As of June 30, 2018
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Non-interest Bearing	$100	$203,517	12.89%
0.82	None	NOW Accounts	100	569,005	36.02
0.51	None	Savings Accounts	100	157,540	9.97
0.70	None	Money Market Deposit Accounts	1,000	116,389	7.37

		Certificates of Deposit
1.24	6 months or less	Fixed Rate/Term	1,000	43,039	2.72
0.80	6 months or less	IRA Fixed Rate/Term	1,000	1,827	0.12
1.22	7-12 months	Fixed Rate/Term	1,000	71,720	4.54
0.95	7-12 months	IRA Fixed Rate/Term	1,000	12,489	0.79
1.53	13-24 months	Fixed Rate/Term	1,000	228,023	14.43
1.36	13-24 months	IRA Fixed Rate/Term	1,000	22,649	1.42
1.37	25-36 months	Fixed Rate/Term	1,000	34,279	2.17
1.31	25-36 months	IRA Fixed Rate/Term	1,000	5,026	0.32
1.82	48 months and more	Fixed Rate/Term	1,000	93,684	5.93
1.81	48 months and more	IRA Fixed Rate/Term	1,000	20,715	1.31
				$1,579,902	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2018. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.
Maturity Period	Amount
(Dollars in thousands)

Three months or less	$55,923
Over three through six months	49,035
Over six through twelve months	80,557
Over 12 months	144,784
Total	$330,299

Time Deposits by Rates
The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.
	At June 30,
	2018	2017	2016
	(Dollars in thousands)

0.00 - 0.99%	$77,958	$200,868	$205,387
1.00 - 1.99%	356,172	296,964	162,180
2.00 - 2.99%	98,842	36,228	28,135
3.00 - 3.99%	479	---	20
4.00 - 4.99%	---	---	---
5.00 - 5.99%	---	3,000	3,001

Total	$533,451	$537,060	$398,723

The following table sets forth the amount and maturities of all time deposits at June 30, 2018.
	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 – 0.99%	$75,171	$2,109	$378	$300	$ ---	$77,958	14.61%
1.00 – 1.99%	220,497	86,395	26,303	14,967	8,010	356,172	66.77
2.00 - 2.99%	15,772	53,893	7,716	13,263	8,198	98,842	18.53
3.00 - 3.99%	---	---	---	---	479	479	0.09
4.00 - 4.99%	---	---	---	---	---	---	---
5.00 - 5.99%	---	---	---	---	---	---	---

Total	$311,440	$142,397	$34,397	$28,530	$16,687	$533,451	100.00%

Deposit Flow
The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.
	At June 30,
	2018			2017			2016
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$203,517	12.88%	$17,314	$186,203	12.79%	$54,207	$131,996	11.78%	$14,525
NOW checking	569,005	36.02	89,517	479,488	32.94	83,383	396,105	35.34	60,008
Savings accounts	157,540	9.97	10,293	147,247	10.12	31,533	115,714	10.33	(16,170)
Money market deposit	116,389	7.37	10,790	105,599	7.25	27,444	78,155	6.97	10,403
Fixed-rate certificates which mature(1):
Within one year	311,440	19.71	(15,198)	326,638	22.44	80,734	245,904	21.94	618
Within three years	176,794	11.19	13,984	162,810	11.19	59,011	103,799	9.26	(11,184)
After three years	45,217	2.86	(2,395)	47,612	3.27	(1,408)	49,020	4.38	7,251
Variable-rate certificates which mature: Within one year	---	---	---	---	---	---	---	---	---
Within three years	---	---	---	---	---	---	---	---	---
Total	$1,579,902	100.00%	$124,305	$1,455,597	100.00%	$334,904	$1,120,693	100.00%	$65,451

___________________________
(1)  At June 30, 2018, 2017 and 2016, certificates in excess of $100,000 totaled $330.3 million, $342.5 million and $234.5 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.
	At June 30,
	2018	2017	2016
	(Dollars in thousands)

Beginning Balance	$1,455,597	$1,120,693	$1,055,242

Net increase before interest credited	111,480	326,432	58,044
Interest credited	12,825	8,472	7,407
Net increase in deposits	124,305	334,904	65,451

Ending balance	$1,579,902	$1,455,597	$1,120,693

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
Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2018, the Bank had $76.7 million in FHLB advances, of which $7.0 million had an original term of ten years, subject to early redemption by the FHLB after an initial period of one to five years, $2.7 million in fixed-rate long term advances, $400,000 of fixed rate amortizing advances, and $66.6 million in overnight borrowings. In order for the Bank to borrow from the FHLB, it has pledged $706.2 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $167.3 million) and has purchased $5.7 million in FHLB stock. At June 30, 2018, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $267.0 million, as compared to $251.8 million at June 30, 2017.
Additionally, the Bank is approved to borrow from the Federal Reserve Bank's discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the "discount rate" set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2018, the Bank was approved to borrow up to $163.2 million through the discount window, but no balance was outstanding.
Also classified as borrowings are the Bank's securities sold under agreements to repurchase ("repurchase agreements"). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources. The Bank views repurchase agreements with local entities as a stable funding source. At June 30, 2018, the Bank had outstanding $3.3 million in repurchase agreements, as compared to $10.2 million at June 30, 2017.
Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2018, the current rate was 5.08%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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
In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2018, the carrying value was $2.6 million, and bore interest at a current coupon rate of 4.79% and an effective rate of 6.67%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2018, the carrying value was $5.1 million and bore interest at a current coupon rate of 4.14% and an effective rate of 6.66%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2018	2017	2016
		(Dollars in thousands)
Year end balances
Short-term FHLB advances	$66,550	$20,000	$69,750
Securities sold under agreements to repurchase	3,267	10,212	27,085
	$69,817	$30,212	$96,835

Weighted average rate at year end	1.98%	1.02%	0.45%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:
	Year Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
FHLB advances
Daily average balance	$56,593	$96,065	$65,273
Weighted average interest rate	1.84%	1.18%	1.95%
Maximum outstanding at any month end	$88,538	$140,361	$100,993

Securities sold under agreements to repurchase
Daily average balance	$5,373	$22,198	$27,387
Weighted average interest rate	0.70%	0.43%	0.44%
Maximum outstanding at any month end	$9,902	$28,825	$31,575

Subordinated Debt
Daily average balance	$14,897	$14,800	$14,705
Weighted average interest rate	5.15%	4.37%	3.86%
Maximum outstanding at month end	$14,945	$14,848	$14,753

Subsidiary Activities

The Bank has three subsidiaries, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2018, and is currently inactive, and SB Corning, LLC and SB Real Estate Investments, LLC both active subsidiaries. SB Corning, LLC represents a $1.4 million investment in a limited partnership formed for the purpose of generating low income housing tax credits. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2018, SB Real Estate Investments, LLC held assets of $608.3 million, while Southern Bank Real Estate Investments, LLC held assets of $607.6 million.

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
2018 Regulatory Reform
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Act"), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.
The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the "community bank leverage ratio" will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be "well capitalized" under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the "Small Bank Holding Company and Savings and Loan Holding Company Policy Statement" (the "HC Policy Statement") by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.
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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2018, the Bank was in compliance with these reserve requirements.
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
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2018, the Bank had $5.7 million in FHLB stock, which was in compliance with this requirement. The Bank received $147,000 and $151,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2018 and 2017, respectively.
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
Implementing the Dodd-Frank Act requirement that the FDIC's deposit insurance assessments be based on assets instead of deposits, the FDIC has issued rules specifying that specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity. Effective for the quarter beginning July 1, 2017, the assessment rates for an institution with assets of less than $10 billion will range from 3 to 30 basis points, based on the institution's weighted average CAMELS component ratings and certain financial ratios. These rates are subject to downward adjustment (not below 1.5 basis points) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment based on its holdings of unsecured debt issued by other insured institutions. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments. To implement the offset requirement, FDIC regulations require that institutions with assets of $10 billion or more pay a surcharge during a temporary period, and smaller institutions will receive certain credits when the reserve ratio reaches 1.38%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter ended June 30, 2018, was 0.32 basis points (annualized) of assessable deposits.
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
At June 30, 2018, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FRB.
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
As of June 30, 2018, Southern Bank and the Company met all these new requirements, including the full 2.5% capital conservation buffer, as if phased-in requirements had been fully in effect on that date.
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

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35 percent to 21 percent, as well as other changes.  As a result of enactment of the legislation, the Company incurred additional one-time income tax expense of $998,050 during the second quarter of fiscal 2018, primarily related to the remeasurement of certain deferred tax assets and liabilities.
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
Bank Franchise Tax. The Missouri bank franchise tax is imposed on (i) the bank's taxable income at the rate of 7%, less credits for certain Missouri taxes, including income taxes. However, the credits exclude taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation; and (ii) the bank's net assets at a rate of .007%. Net assets are defined as total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation.
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
Illinois Taxation
General. Due to its loan activity and the acquisitions of Illinois banks in recent periods, the Bank is subject to an Illinois income tax. The tax is imposed on the Bank's apportioned taxable income at a rate of 9.5%.
Audits
There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.
For additional information regarding taxation, see Note 11 of Notes to the Consolidated Financial Statements contained in Item 8.

PERSONNEL
As of June 30, 2018, the Company had 374 full-time employees and 41 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

EXECUTIVE OFFICERS
Greg A. Steffens, the Company's President and Chief Executive Officer, joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 28 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri.
Matthew T. Funke, the Company's Chief Financial Officer, joined our Company in 2003. He has more than 19 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas.
Kimberly A. Capps, the Company's Chief Operations Officer, joined our Company in 1994. She has over 25 years banking experience. Ms. Capps is responsible for the Company's retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum, where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.
Lora L. Daves, the Company's Chief Risk Officer, has worked for us since 2006. Ms. Daves is responsible for the oversight of the Company's internal audit, loan review, and compliance functions. Ms. Daves also oversees the Company's quarterly stress testing of its commercial real estate portfolio and the credit analysis of proposed new credits. Ms. Daves served as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 29 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves' responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves' experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager. Ms. Daves holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.
Justin G. Cox is our Regional President for the Bank's west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 15 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, the Company's Chief Credit Officer, has worked for us since January 23, 2017. Mr. Hecker is responsible for administration of the Company's credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio's credit quality. Mr. Hecker has over 28 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee's Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.
Rick A. Windes, the Company's Chief Lending Officer, joined our Company May 7, 2018. Mr. Windes is responsible for the Company's loan production. Mr. Windes has 25 years' experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

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
At June 30, 2018 and June 30, 2017, our nonperforming assets were $13.1 million and $6.3 million, respectively, or 0.69% and 0.37% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:
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
Changes in economic conditions, particularly an economic slowdown in southern Missouri or northern Arkansas, could hurt our business.
Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. The housing and real estate sectors have recovered since the 2008 economic slowdown and are currently expanding. However, future deterioration in economic conditions, particularly within our primary market area in southern Missouri and northern Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:
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
Our business activities and credit exposure are primarily concentrated in southern Missouri and northern Arkansas. While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multi-family loan portfolios and certain of our other loans could be affected by the downturn in the residential real estate market. We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Our construction lending exposes us to significant risk.
Our construction loan portfolio, which totaled $112.7 million, or 7.21% of loans, net, at June 30, 2018, includes residential and non-residential construction and development loans. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.
Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.
At June 30, 2018, 60.6% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 47.5% of our portfolio at June 30, 2008, in order to improve the yield on our assets. At June 30, 2018, our loan portfolio included $704.6 million of commercial real estate loans and $281.3 million of commercial business loans compared to $603.9 million and $247.2 million, respectively, at June 30, 2017. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower's business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans. Any increase to our provision for loan losses would adversely affect our operating results and financial condition. Any delinquent payments or the failure to repay these loans would hurt our operating results and financial condition.
Included in the commercial real estate loans described above are agricultural real estate loans totaling $160.3 million, or 10.3% of our loan portfolio, net, at June 30, 2018. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2008, when these loans totaled $14.9 million, or 4.2% of our loan portfolio.
Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2018, these loans totaled $81.5 million, or 5.2%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2008, when such loans totaled $22.7 million, or 6.4% of our loan portfolio.
Continued growth of our commercial real estate and commercial business loan portfolios may increase the risk of credit defaults in the future.
Due to our increasing emphasis on commercial real estate and commercial business lending, a substantial amount of the loans in our commercial real estate and commercial business portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." A portfolio of older loans will usually behave more predictably than a newer portfolio. Commercial real estate and commercial business loans naturally create portfolio "churn" as loans are originated and repaid. As a result, our portfolio consists of a mix of seasoned and unseasoned loans. We believe that our underwriting practices are sound and based on industry standards and best practices. However, a significant portion of our loan portfolio is relatively new, therefore, the current level of delinquencies and defaults may not be representative of the level that will prevail as the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
As we approach thresholds defined in interagency guidance on commercial real estate concentrations, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.
The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see "REGULATION"). For the purposes of this guidance, "commercial real estate" includes, among other types, multi-family residential loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank's total capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank's total capital and the bank's commercial real estate portfolio has increased by 50% or more during the prior 36 months.
During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans as a percentage of total regulatory capital for the first time at September 30, 2016, and remained above the threshold for most of fiscal 2017, before declining to 271% at June 30, 2017. The Bank's highest level during fiscal 2017 was 303% at December 31, 2016. The lower level at June 30, 2017, was the result of additional capital invested in the Bank by the Company following the June at-the-market common stock offering completed by the Company, and from additional capital resulting from the acquisition and merger of Tammcorp, Inc., and its bank subsidiary, Capaha Bank, with and into Southern Missouri Bancorp, Inc., while Capaha Bank held a lower percentage of its loans in non-owner occupied commercial real estate loans. During fiscal 2018, the Bank remained below the 300% threshold throughout the fiscal year, and reported total commercial real estate loans (as defined in the guidance) of 241% of the Bank's total capital at June 30, 2018.
During fiscal 2017, the Company's non-owner occupied commercial real estate loans peaked at 293% of total regulatory capital at December 31, 2016, before declining to 256% at June 30, 2017, with this decline also attributable to additional capital provided by the at-the-market common offering completed by the Company in June, as well as the Tammcorp, Inc., acquisition. During fiscal 2018, the Company also remained below the 300% threshold throughout the fiscal year, and reported total commercial real estate loans (as defined in the guidance) of 233% of the Company's total capital at June 30, 2018.

The Bank and Company may again see its non-owner occupied commercial real estate lending grow as a percentage of total regulatory capital, or it may slow the growth of this type of lending activity. Should we continue to grow this category of our loan portfolio, we may incur additional expense to meet the heightened supervisory expectations related to this lending activity. If we slow the growth of commercial real estate loans generally, or particular concentrations of borrowers or categories of properties within that definition, we may be negatively impacted in terms of our asset growth, net interest margin and earnings, leverage, or other targets.
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

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, or at all, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

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
In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value of the securities has been less than the cost of the securities, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery. In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009). We currently hold two additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on our best judgment using information currently available.
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2018, we determined that none of our goodwill or other intangible assets was impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2018, our net deferred tax asset was $4.4 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2018. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.
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
We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cyber-security breaches.
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.
In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation.
Our information technology systems may be subject to failure, interruption or security breaches.
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber attacks, but such events may still occur or may not be adequately addressed if they do occur.
There have been increasing efforts by third parties to breach data security at financial institutions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.
In addition, we outsource some of our data processing requirements to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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
In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the liquidation of Southern Missouri Bancorp, Inc., its lenders and holders of its debt or preferred securities would receive a distribution of the available assets of Southern Missouri Bancorp, Inc., before distributions to the holders of our common stock. Our decision to incur debt and issue other securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of our common stock and dilute the interests of our shareholders.
Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.
Southern Missouri Bancorp, Inc., is an entity separate and distinct from its subsidiary bank, and derives substantially all of its revenue in the form of dividends from the subsidiary. Accordingly, the Company is and will be dependent upon dividends from its subsidiary bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company's right to participate in a distribution of assets upon the subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In addition, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.
As of June 30, 2018, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a fair value of $14.9 million.
We guarantee the trust preferred securities described above. The indentures under which the junior subordinated debt securities were issued, together with the guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.
Events of default under the indentures generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us.
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

Item 1B.    Unresolved Staff Comments

None.
Item 2.      Description of Properties
At June 30, 2018, the Bank operated from its headquarters, 37 full-service branch offices, and three limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 36 of its other branch offices. The remaining four branches are either leased or partially owned.
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
Equity Securities
The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol "SMBC" on the Nasdaq Global Market. The table below shows the high and low closing prices for our common stock for the periods indicated. This information was provided by Nasdaq. At June 30, 2018, there were 8,996,584 shares of common stock outstanding and approximately 267 common stockholders of record.
	Stock Price
2018 Quarters:	High	Low	Dividends per Share
Fourth Quarter (ended 6/30/2018)	$39.90	$34.33	$0.11
Third Quarter (ended 3/31/2018)	38.64	33.82	0.11
Second Quarter (ended 12/31/2017)	40.41	35.89	0.11
First Quarter (ended 9/30/2017)	36.49	31.02	0.11

2017 Quarters:
Fourth Quarter (ended 6/30/2017)	$35.49	$30.97	$0.10
Third Quarter (ended 3/31/2017)	36.73	31.54	0.10
Second Quarter (ended 12/31/2016)	36.59	24.30	0.10
First Quarter (ended 9/30/2016)	25.20	23.84	0.10

2016 Quarters:
Fourth Quarter (ended 6/30/2016)	$24.86	$22.79	$0.09
Third Quarter (ended 3/31/2016)	24.02	22.95	0.09
Second Quarter (ended 12/31/2015)	24.40	21.26	0.09
First Quarter (ended 9/30/2015)	21.50	18.75	0.09

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
The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2018.
	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/18 - 06/30/18 period	-	-	-	-
05/01/18 - 05/31/18 period	-	-	-	-
04/01/18 - 04/30/18 period	-	-	-	-

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

The following graph shows a comparison of stockholder return on the common stock of Southern Missouri Bancorp, Inc., to the cumulative total returns for the indices shown below. The graph was compiled by S&P Global Market Intelligence, a division of S&P Global, Inc. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

Item 6.    Selected Financial Data
(Dollars in thousands)	At June 30,
Financial Condition Data:	2018	2017	2016	2015	2014
Total assets	$1,886,115	$1,707,712	$1,403,910	$1,300,064	$1,021,422
Loans receivable, net	1,563,380	1,397,730	1,135,453	1,053,146	801,056
Mortgage-backed securities	90,176	78,275	71,231	70,054	58,151
Cash, interest-bearing deposits
and investment securities	84,428	97,674	81,270	78,258	88,658
Deposits	1,579,902	1,455,597	1,120,693	1,055,242	785,801
Borrowings	82,919	56,849	137,301	92,126	111,033
Subordinated debt	14,945	14,848	14,753	14,658	9,727
Stockholder's equity	200,694	173,083	125,966	132,643	111,111

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2018	2017	2016	2015	2014
Interest income	$77,174	$61,488	$56,317	$55,301	$40,471
Interest expense	14,791	10,366	9,365	8,766	7,485

Net interest income	62,383	51,122	46,952	46,535	32,986
Provision for loan losses	3,047	2,340	2,494	3,185	1,646

Net interest income after
provision for loan losses	59,336	48,782	44,458	43,350	31,340

Noninterest income	13,871	11,084	9,758	8,659	6,132
Noninterest expense	44,475	38,252	32,686	32,285	23,646

Income before income taxes	28,732	21,614	21,530	19,724	13,826
Income taxes	7,803	6,062	6,682	6,056	3,745
Net Income	20,929	15,552	14,848	13,668	10,081

Less: effective dividend on preferred stock	---	---	85	200	200
Net income available to common stockholders	$20,929	$15,552	$14,763	$13,468	$9,881
Basic earnings per share available to
common stockholders(2)	$2.40	$2.08	$1.99	$1.84	$1.49
Diluted earnings per share available to
common stockholders(2)	$2.39	$2.07	$1.98	$1.79	$1.45
Dividends per share(2)	$0.44	$0.40	$0.36	$0.34	$0.32

	At June 30,
Other Data:	2018	2017	2016	2015	2014
Number of:
Real Estate Loans	7,241	6,800	5,554	5,428	4,459
Deposit Accounts	79,762	72,186	60,839	58,927	43,159
Full service offices	38	39	33	32	22
Limited service offices	3	3	3	3	3
Loan production offices	---	---	---	---	---

	At or for the year ended June 30,
Key Operating Ratios:	2018	2017	2016	2015	2014
Return on assets (net income
divided by average assets)	1.17%	1.05%	1.11%	1.07%	1.09%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	11.30	11.70	12.34	12.48	11.55

Average equity to average assets	10.31	8.96	9.40	10.04	11.43

Interest rate spread (spread between
weighted average rate on all interest-earning
assets and all interest-bearing liabilities)	3.62	3.64	3.69	3.81	3.68

Net interest margin (net interest income as a
percentage of average interest-earning assets	3.78	3.74	3.80	3.92	3.81

Noninterest expense to average assets	2.48	2.58	2.45	2.53	2.56

Average interest-earning assets to
average interest-bearing liabilities	117.15	113.13	114.38	115.39	114.26

Allowance for loan losses to gross loans(1)	1.15	1.10	1.20	1.15	1.14

Allowance for loan losses to
nonperforming loans(1)	198.58	481.65	243.66	323.35	663.37

Net charge-offs (recoveries) to average
outstanding loans during the period	0.02	0.05	0.09	0.01	0.10

Ratio of nonperforming assets
to total assets(1)	0.69	0.37	0.64	0.64	0.43

Common shareholder dividend payout ratio
(common dividends as a percentage of
earnings available to common shareholders	18.29	19.14	18.12	18.69	21.44
(1)	At end of period.
(2)	All share and per share amounts have been adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid January 30, 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Southern Missouri Bancorp, Inc., is a Missouri corporation originally organized for the principal purpose of becoming the holding company of Southern Bank. The principal business of Southern Bank consists of attracting deposits from the communities it serves and investing those funds in loans secured by one- to four-family residences and commercial real estate, as well as commercial business and consumer loans. These funds have also been used to purchase investment securities, mortgage-backed securities (MBS), U.S. government and federal agency obligations and other permissible securities.
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
FINANCIAL CONDITION
General. The Company experienced balance sheet growth in fiscal 2018, with total assets of $1.9 billion at June 30, 2018, reflecting an increase of $178.4 million, or 10.4%, as compared to June 30, 2017. Asset growth was comprised mainly of loan growth, and was due in part to the February 2018 acquisition of Southern Missouri Bancshares, Inc., parent of Southern Missouri Bank of Marshfield (the "SMB-Marshfield Acquisition").
Cash and equivalents. Cash and cash equivalents were $26.3 million at June 30, 2018, down $4.5 million, or 14.5%, as compared to June 30, 2017. Interest-bearing time deposits were $2.0 million at June 30, 2018, up $1.2 million, or 161.4%, over the same time period.
Investments. Available-for-sale (AFS) securities were $146.3 million at June 30, 2018, an increase of $1.9 million, or 1.3%, as compared to June 30, 2017. The relatively small increase was the result of the acquisition of a small portfolio through the SMB-Marshfield Acquisition, partially offset by sales and maturities slightly in excess of purchases. By category, mortgage-backed U.S. government-sponsored entity (GSE) residential securities increased, and obligations of state and political subdivisions decreased.

Loans. Loans, net of the allowance for loan losses, were $1.6 billion at June 30, 2018, up $165.6 million, or 11.9%, as compared to June 30, 2017. The increase was attributable in part to the SMB-Marshfield Acquisition, which added loans totaling $68.3 million at fair value at the acquisition date. Inclusive of these acquired loans, our portfolio saw growth in commercial real estate loans, commercial loans, consumer loans, drawn balances in construction loans, and residential real estate loans. Commercial real estate loan growth was mostly attributable to increases in loans secured by nonresidential properties and agricultural real estate. The increase in commercial loan balances was attributable to growth in commercial & industrial lending, partially offset by paydowns in agricultural operating loans. The increase in consumer loans was attributable to loans secured by deposits and was anticipated to be temporary in nature. Residential real estate growth was attributable to growth in loans secured by 1-to-4 family properties, partially offset by a decline in loans secured by multi-family properties.
Allowance for Loan Losses. The allowance for loan losses was $18.2 million at June 30, 2018, an increase of $2.7 million, or 17.2%, as compared to June 30, 2017. The allowance represented 1.15% of gross loans receivable at June 30, 2018, as compared to 1.10% of gross loans receivable at June 30, 2017. The increase in the allowance as a percentage of gross loans receivable was the result of provisioning at a higher rate than net charge offs and loan growth, which was attributable to an increase in the allowance required under ASC 310-10-35 for impaired loans. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2018 and 2017.
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
The following table sets forth the Company's historical net charge offs as of June 30, 2018:
	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.04%	0.04%
Construction	0.01	0.02
Commercial	0.01	0.00
Consumer loans	0.23	0.22
Commercial loans	0.01	0.16

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2018, these qualitative factors included:
•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:
	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2018	June 30, 2017
Real estate loans:
Residential	0.63%	0.73%
Construction	1.69	1.73
Commercial	1.27	1.33
Consumer loans	1.41	1.36
Commercial loans	1.32	1.37

At June 30, 2018, the amount of our allowance for loan losses attributable to these qualitative factors increased to approximately $15.5 million, as compared to $13.8 million at June 30, 2017, primarily due to the increase in loan balances. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were little changed, on balance.
 Premises and Equipment. Premises and equipment increased to $54.8 million, up $0.6 million, or 1.2%, as compared to June 30, 2017. The increase was due to facilities added through the SMB-Marshfield Acquisition and other acquisitions of premises and equipment, partially offset by depreciation and sales of premises and equipment.
BOLI. The Bank has purchased "key person" life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain bank acquisitions. In fiscal 2018, the Bank acquired additional BOLI with a cash surrender value of $2.3 million in connection with the SMB-Marshfield Acquisition. At June 30, 2018, the cash surrender value of all such policies had increased to $37.5 million, up $3.2 million, or 9.4%, as compared to June 30, 2017.
Intangible Assets. Intangible assets generated as a result of branch acquisitions in fiscal 2000 and the December 2010 assumption of deposits of the former First Southern Bank were fully amortized as of June 30, 2016. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million and a $1.4 million core deposit intangible, which is being amortized over a five-year period using the straight-line method. The February 2014 acquisition of Citizens State Bankshares, Inc., resulted in a $624,000 core deposit intangible, which is being amortized over a five-year period using the straight-line method. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the "Peoples Acquisition") resulted in goodwill of $3.0 million and a $3.0 million core deposit intangible, which is being amortized over a six-year period using the straight-line method. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the "Capaha Acquisition") resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The SMB-Marshfield Acquisition resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. Goodwill from these acquisitions will not be amortized, but will be tested for impairment at least annually.
Deposits. Deposits were $1.6 billion at June 30, 2018, an increase of $124.3 million, or 8.5%, as compared to June 30, 2017. The increase was attributable in part to the SMB-Marshfield Acquisition, which included deposits of $68.2 million at fair value. Inclusive of these assumed deposits, our deposit balances saw growth in interest-bearing transaction accounts, noninterest-bearing transaction accounts, money market deposit accounts, and passbook and statement savings, while certificate of deposit balances declined. Specifically, the Company's public unit deposits increased $81.1 million (with $7.7 million of this growth attributable to the SMB-Marshfield Acquisition), brokered certificates of deposit decreased $62.4 million, and brokered nonmaturity deposits decreased $8.0 million. Our discussion of brokered deposits excludes those brokered deposits originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. The average loan-to-deposit ratio for the fourth quarter of fiscal 2018 was 98.5%, as compared to 97.7% for the same period of the prior fiscal year.
Borrowings. FHLB advances were $76.7 million at June 30, 2018, an increase of $33.0 million, or 75.7%, as compared to June 30, 2017, as the Company assumed $4.8 million (at fair value) in term advances in the SMB-Marshfield Acquisition, and utilized overnight funding to provide for loan growth in excess of deposit growth and to allow brokered deposits to mature without renewal. Securities sold under agreements to repurchase totaled $3.3 million at June 30, 2018, a decrease of $6.9 million, or 68.0%, as compared to June 30, 2017, as we continued to encourage larger depositors to migrate from this product to a reciprocal brokered deposit agreement. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties. In June 2017, the Company entered into a revolving, reducing line of credit with a five-year term, providing available credit of $15.0 million. The line of credit bears interest at a floating rate based on LIBOR, and available credit will be reduced by $3.0 million on each anniversary date of the line of credit. At June 30, 2018, the Company had a drawn balance of $3.0 million, and remaining availability of $9.0 million on the line of credit.
Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.6 million at June 30, 2018 and 2017. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.1 million at June 30, 2018 and 2017.
Stockholders' Equity. The Company's stockholders' equity was $200.7 million at June 30, 2018, an increase of $27.6 million, or 16.0%, as compared to June 30, 2017. The increase was attributable to the retention of net income and the issuance of common shares in the SMB-Marshfield Acquisition, partially offset by payment of dividends on common stock and a decrease in accumulated other comprehensive income.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2018 AND 2017
Net Income. The Company's net income available to common stockholders for the fiscal year ended June 30, 2018, was $20.9 million, an increase of $5.4 million, or 34.6%, as compared to the prior fiscal year.
Net Interest Income. Net interest income for fiscal 2018 was $62.4 million, an increase of $11.3 million, or 22.0%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 20.9% increase in the average balance of interest-earning assets, combined with an increase in the net interest margin, from 3.74% to 3.78%. Average earning asset balance growth was due in part to the late-fiscal 2017 Capaha Acquisition and the mid-2018 SMB Marshfield Acquisition. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $1.0 million in fiscal 2018, as compared to $1.5 million in fiscal 2017. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Capaha Acquisition and the SMB-Marshfield Acquisition was $1.1 million and $127,000, respectively, in fiscal 2018, with no comparable contributions in fiscal 2017. In total, these components of net interest income contributed an additional 14 basis points to the net interest margin in fiscal 2018, as compared to a contribution of 11 basis points in fiscal 2017. The Company expects the impact of fair value discount accretion related to the Peoples Acquisition and the Capaha Acquisition to decline substantially in fiscal 2018, though discount accretion recognized over the course of a full fiscal year related to the SMB-Marshfield Acquisition will offset that decrease to a smaller degree.
Interest Income. Interest income for fiscal 2018 was $77.2 million, an increase of $15.7 million, or 25.5%, when compared to the prior fiscal year. The increase was due to an increase of $285.8 million, or 20.9%, in the average balance of interest-earning assets, combined with a 17 basis point increase in the average yield earned on interest-earning assets, from 4.50% in fiscal 2017, to 4.67% in fiscal 2018.
Interest income on loans receivable for fiscal 2018 was $73.1 million, an increase of $15.1 million, or 26.1%, when compared to the prior fiscal year. The increase was due to a $268.1 million increase in the average balance of loans receivable, combined with a 16 basis point increase in the average yield earned on loans receivable. The increase in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing as market interest rates have increased over the last two years, as well as an increase in the accretion of fair value discount on loans attributable to the Peoples, Capaha, and SMB-Marshfield acquisitions, which increased to $2.2 million in fiscal 2018, as compared to $1.3 million in fiscal 2017.

Interest income on the investment portfolio and other interest-earning assets was $4.1 million for fiscal 2018, an increase of $552,000, or 15.8%, when compared to the prior fiscal year. The increase was due to a seven basis point increase in the average yield earned on these assets, combined with a $17.7 million increase in the average balance of these assets.
Interest Expense. Interest expense was $14.8 million for fiscal 2018, an increase of $4.4 million, or 42.7%, when compared to the prior fiscal year. The increase was due to the $202.6 million increase in the average balance of interest-bearing liabilities, combined with a 19 basis point increase in the average rate paid on interest-bearing liabilities, from 0.86% in fiscal 2017 to 1.05% in fiscal 2018.
Interest expense on deposits was $12.8 million for fiscal 2018, an increase of $4.4 million, or 51.4%, when compared to the prior fiscal year. The increase was due primarily to the $256.2 million increase in the average balance of interest-bearing deposits, combined with a 17 basis point increase in the average rate paid on those deposits.
Interest expense on FHLB advances was $1.0 million for fiscal 2017, a decrease of $97,000, or 8.5%, when compared to the prior fiscal year. The decrease was due to a $39.5 million decrease in the average balance of FHLB advances, partially offset by a 66 basis point increase in the average rate paid on those advances. The increase in the average rate paid was attributable primarily to the continuing increases in the overnight borrowing rate.
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
The provision for loan losses was $3.0 million for fiscal 2018, an increase of $707,000, or 30.2%, as compared to the prior fiscal year. The increase in provision was attributed primarily to stronger organic loan growth. The provision also increased, in part, due to the increase in nonperforming loans discussed previously. In fiscal 2018, net charge offs were $371,000, as compared to $593,000 for the prior fiscal year. At June 30, 2018, classified loans totaled $14.2 million, or 0.90% of gross loans, as compared to $13.3 million, or 0.94% of gross loans, at June 30, 2017. Classified loans were comprised primarily of commercial real estate, residential real estate, and commercial operating loans. All loans so designated were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt.
The above provision was made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2018, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.
Noninterest Income. Noninterest income was $13.9 million for fiscal 2018, an increase of $2.8 million, or 25.1%, when compared to the prior fiscal year. The increase was attributable in part to the late-fiscal 2017 Capaha Acquisition and the mid-2018 SMB-Marshfield Acquisition, and consisted of higher bank card interchange income, deposit account service charges, loan servicing fees, gains on the sale of available-for-sale securities, and loan origination and other loan fees, partially offset by reduced earnings on bank-owned life insurance (BOLI).
Noninterest Expense. Noninterest expense was $44.5 million for fiscal 2018, an increase of $6.2 million, or 16.3%, when compared to the prior fiscal year. The increase in noninterest expense was attributable primarily to increased compensation expense, occupancy expense, amortization of core deposit intangibles, and bank card network expense, partially offset by inclusion in the prior period's results of charges to recognize the impairment of fixed assets and expenses attributable to the prepayment of FHLB advances. Fiscal 2018 results included $925,000 in merger-related charges, as compared to $710,000 in comparable expenses for the prior fiscal year.
Provision for Income Taxes. The Company recorded an income tax provision of $7.8 million for fiscal 2018, an increase of $1.7 million, or 28.7%, as compared to the prior fiscal year, as the Company saw increased earnings before tax, but the effective tax rate for fiscal 2018 was lower, at 27.2%, as compared to 28.0% for fiscal 2017. The decrease in the effective tax rate was attributable primarily to the December 2017 enactment of a reduction in the federal corporate income tax (FCIT) rate, partially offset by the required revaluation of the Company's deferred tax asset (DTA), which increased our provision for income taxes by approximately $1.1 million, and our effective tax rate by approximately 3.9 percentage points. Due to the Company's fiscal and tax year end of June 30, it did not achieve the full benefit of the reduced FCIT rate in fiscal 2018, but utilized a statutory tax rate that approximates the mid-point of the old FCIT rate of 35% and the new FCIT rate of 21%. In fiscal 2019, the Company expects to benefit from a further reduction in our effective tax rate, to a range of 18 to 20 percent.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2017 AND 2016
Net Income. The Company's net income available to common stockholders for the fiscal year ended June 30, 2017, was $15.6 million, an increase of $789,000, or 5.3%, as compared to the prior fiscal year. Before a dividend on preferred shares of $85,000, net income was $14.8 million for the 2016 fiscal year, and increased by $704,000, or 4.7%, to $15.5 million for fiscal 2017.
Net Interest Income. Net interest income for fiscal 2017 was $51.1 million, an increase of $4.2 million, or 8.9%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 10.5% increase in the average balance of interest-earning assets, partially offset by a decrease in the net interest margin, from 3.80% to 3.74%. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $1.5 million in fiscal 2017, as compared to $1.7 million in fiscal 2016. This component of net interest income contributed an additional 11 basis point to the net interest margin in fiscal 2017, as compared to a contribution of 14 basis points in fiscal 2016. While the Company expects the impact of fair value discount accretion related to the Peoples Acquisition to decline substantially in fiscal 2018, discount accretion recognized related to the Capaha Acquisition will offset that decrease to some degree.
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
Interest Expense. Interest expense was $10.4 million for fiscal 2017, an increase of $1.0 million, or 10.7%, when compared to the prior fiscal year. The increase was due to the $126.6 million increase in the average balance of interest-bearing liabilities, partially offset by a one basis point decrease in the average rate paid on interest-bearing liabilities, from 0.87% in fiscal 2016 to 0.86% in fiscal 2015.
Interest expense on deposits was $8.5 million for fiscal 2017, an increase of $1.1 million, or 14.4%, when compared to the prior fiscal year. The increase was due primarily to the $100.5 million increase in the average balance of interest-bearing deposits, combined with a three basis point increase in the average rate paid on those deposits.
Interest expense on FHLB advances was $1.1 million for fiscal 2017, a decrease of $127,000, or 37.2%, when compared to the prior fiscal year. The decrease was due to a $30.8 million decrease in the average balance of FHLB advances, combined with a 76 basis point decrease in the average rate paid on those advances. The decrease in the average rate paid was attributable primarily to the repayment early in the fiscal year of relatively high-cost term advances, combined with an increase in the percentage of total advances outstanding during the year in overnight or other short-term structures with a relatively lower cost.

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
The provision for loan losses was $2.3 million for fiscal 2017, a decrease of $154,000, or 6.2%, as compared to the prior fiscal year. The decrease in provision was attributed to management's analysis of the loan portfolio. In fiscal 2017, net charge offs were $593,000, as compared to $1.0 million for the prior fiscal year. At June 30, 2017, classified loans totaled $13.3 million, or 0.94% of gross loans, as compared to $11.0 million, or 0.96% of gross loans, at June 30, 2016. Classified loans were comprised primarily commercial and agricultural real estate loans, commercial and agricultural operating loans, and residential real estate loans. All loans so designated were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt.
The above provision was made based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2017, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.
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
Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2018, the Bank had outstanding commitments to extend credit of $266.8 million (including $181.9 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $42.0 million at rates ranging from 2.96% to 7.75%, with a weighted-average rate of 5.17%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.
For the year ended June 30, 2018, Southern Missouri increased deposits and FHLB advances by $124.3 million and $33.0 million, respectively, and reduced securities sold under agreements to repurchase by $6.9 million. During the prior year, Southern Missouri increased deposits by $334.9 million, and reduced securities sold under agreements to repurchase by and FHLB advances by $16.9 million and $66.6 million, respectively. At June 30, 2018, the Bank had pledged $706.2 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $349.8 million, of which $76.7 million was advanced, and $6 million utilized for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $219.5 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve's discount window for available credit of approximately $163.2 million, as of June 30, 2018, none of which was advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its multi-family residential real estate, home equity, or commercial business loans. In total, FHLB borrowings are limited to 35% of Bank assets, or approximately $643.0 million as most recently reported by the FHLB on June 30, 2018, which means that an amount up to $560.1 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company's liquidity needs.
Liquidity management is an ongoing responsibility of the Bank's management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.
At June 30, 2018, the Bank had $311.4 million in CDs maturing within one year and $1.0 billion in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $326.6 million in CDs maturing within one year and $928.7 million in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2018, the Bank had overnight advances totaling $66.6 million from the FHLB, $7.8 million in term FHLB advances maturing within one year, and $2.4 million in FHLB advances with a maturity date in excess of one year, but eligible for early redemption by the lender within one year.

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
At June 30, 2018, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $195.4 million, $214.8 million and $195.4 million, respectively. The Bank's tier 1 capital represented 10.60% of total adjusted assets and 12.00% of total risk-weighted assets, while total risk-based capital was 13.18% of total risk-weighted assets, and tangible common equity capital was 12.00% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5%.
At June 30, 2018, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $202.8 million, $222.1 million and $188.4 million, respectively. The Company's tier 1 capital represented 10.97% of total adjusted assets and 12.35% of total risk-weighted assets, while total risk-based capital was 13.53% of total risk-weighted assets, and tangible common equity capital was 11.48% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%.
See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8.

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

	Years Ended June 30,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans(1)	$1,183,961	$57,294	4.84%	$975,670	$45,998	4.71%	$865,029	$41,643	4.81%
Other loans(1)	306,169	15,828	5.17	246,335	11,990	4.87	224,930	11,207	4.98
Total net loans	1,490,130	73,122	4.91	1,222,005	57,988	4.75	1,089,959	52,850	4.85
Mortgage-backed securities	81,326	1,817	2.23	72,205	1,496	2.07	66,736	1,467	2.20
Investment securities(2)	76,077	2,166	2.85	67,472	1,975	2.93	67,885	1,965	2.90
Other interest-earning assets	3,378	69	2.02	3,427	29	0.83	10,799	35	0.32
TOTAL INTEREST-
EARNING ASSETS(1)	1,650,911	77,174	4.67	1,365,109	61,488	4.50	1,235,379	56,317	4.56
Other noninterest-earning assets(3)	144,838	---	---	118,809	---	---	99,463	---	---
TOTAL ASSETS	$1,795,749	77,174	---	$1,483,918	61,488	---	$1,334,842	56,317	---
Interest-bearing liabilities:
Savings accounts	$149,252	756	0.51	$121,734	413	0.34	$121,741	386	0.32
NOW accounts	536,510	4,421	0.82	428,201	3,094	0.72	375,355	2,746	0.73
Money market accounts	114,393	804	0.70	85,285	313	0.37	75,947	219	0.29
Certificates of deposit	529,238	6,844	1.29	438,011	4,652	1.06	399,685	4,056	1.01
TOTAL INTEREST-
BEARING DEPOSITS	1,329,393	12,825	0.96	1,073,231	8,472	0.79	972,728	7,407	0.76
Borrowings:
Securities sold under
agreements to repurchase	5,373	37	0.70	22,198	95	0.43	27,387	119	0.44
FHLB advances	56,593	1,041	1.84	96,065	1,138	1.18	65,273	1,271	1.95
Note payable	3,000	121	4.02	363	13	3.67	---	---	---
Junior subordinated debt	14,897	767	5.15	14,800	648	4.37	14,705	568	3.86
TOTAL INTEREST-
BEARING LIABILITIES	1,409,256	14,791	1.05	1,206,657	10,366	0.86	1,080,093	9,365	0.87
Noninterest-bearing
demand deposits	193,178	---	---	138,881	---	---	125,503	---	---
Other liabilities	8,152	---	---	5,408	---	---	3,764	---	---
TOTAL LIABILITIES	1,610,586	14,491	---	1,350,946	10,366	---	1,209,360	9,365	---
Stockholders' equity	185,163	---	---	132,972	---	---	125,482	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,795,749	14,791	---	$1,483,918	10,366	---	$1,334,842	9,365	---
Net interest income		$62,383			$51,122			$46,952
Interest rate spread(4)			3.62%			3.64%			3.69%
Net interest margin(5)			3.78%			3.74%			3.80%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	117.15%			113.13%			114.38%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID
The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.
	At June 30,	For The Year Ended June 30,
	2018	2018	2017	2016
Weighted-average yield on loan portfolio	4.95%	4.91%	4.75%	4.85%
Weighted-average yield on mortgage-backed securities	2.45	2.23	2.07	2.20
Weighted-average yield on investment securities (1)	2.88	2.85	2.93	2.83
Weighted-average yield on other interest-earning assets	2.32	2.02	0.83	0.32
Weighted-average yield on all interest-earning assets	4.74	4.67	4.50	4.56
Weighted-average rate paid on interest-bearing deposits	1.12	0.96	0.79	0.76
Weighted-average rate paid on securities sold under
agreements to repurchase	0.91	0.70	0.43	0.44
Weighted-average rate paid on FHLB advances	2.18	1.84	1.18	1.95
Weighted-average rate paid on note payable	4.44	4.02	3.67	---
Weighted-average rate paid on subordinated debt	5.90	5.15	4.37	3.86
Weighted-average rate paid on all interest-bearing liabilities	1.23	1.05	0.86	0.87
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.51	3.62	3.64	3.69
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.70	3.78	3.74	3.80
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
	Years Ended June 30, 2018 Compared to 2017 Increase (Decrease) Due to				Years Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$1,999	$12,725	$410	$15,134	$(1,120)	$6,392	$(134)	$5,138
Mortgage-backed securities	119	189	13	321	(84)	120	(7)	29
Investment securities (2)	(70)	254	7	191	25	(12)	(3)	10
Other interest-earning deposits	41	---	(1)	40	55	(24)	(37)	(6)
Total net change in income on
interest-earning assets	2,089	13,168	429	15,686	(1,124)	6,476	(181)	5,171
Interest-bearing liabilities:
Deposits	1,977	1,943	433	4,353	239	803	23	1,065
Securities sold under
agreements to repurchase	59	(72)	(45)	(58)	(2)	(23)	1	(24)
FHLB advances	633	(466)	(264)	(97)	(497)	599	(235)	(133)
Note payable	1	97	10	108	---	---	13	13
Subordinated debt	115	4	---	119	76	4	---	80
Total net change in expense on
interest-bearing liabilities	2,785	1,506	134	4,425	(184)	1,383	(198)	1,001
Net change in net interest income	$(696)	$11,662	$295	$11,261	$(940)	$5,093	$17	$4,170
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
In an effort to manage the interest rate risk resulting from fixed rate lending, the Company has at times utilized longer term (up to 10 year maturities), fixed-rate FHLB advances, which may be subject to early redemption, to offset interest rate risk. Other elements of the Company's current asset/liability strategy include: (i) increasing originations of commercial real estate, commercial business loans, agricultural real estate, and agricultural operating lines, which typically provide higher yields and shorter repricing periods, but inherently increase credit risk, (ii) limiting the price volatility of the investment portfolio by maintaining a relatively short weighted average maturity, (iii) actively soliciting less rate-sensitive nonmaturity deposits, and (iv) offering competitively priced money market accounts and CDs with maturities of up to five years. The degree to which each segment of the strategy is achieved will affect profitability and exposure to interest rate risk.
The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2018, fixed rate residential loan originations totaled $60.4 million (of which $29.8 million was originated for sale into the secondary market), compared to $60.2 million during the prior year (of which $33.1 million was originated for sale into the secondary market). At June 30, 2018, the fixed-rate residential loan portfolio totaled $161.2 million, with a weighted average maturity of 100 months, compared to $147.5 million with a weighted average maturity of 106 months at June 30, 2017. The Company originated $35.7 million in adjustable rate residential loans during the fiscal year ended June 30, 2018, compared to $34.5 million during the prior fiscal year. At June 30, 2018, fixed rate loans with remaining maturities in excess of 10 years totaled $38.6 million, or 2.5%, of loans receivable, compared to $36.7 million, or 2.6%, of loans receivable, at June 30, 2017. The Company originated $246.1 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2018, compared to $221.8 million during the prior fiscal year. The Company also originated $74.1 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2018, compared to $92.0 million during the prior fiscal year. At June 30, 2018, adjustable-rate home equity lines of credit totaled $39.3 million, compared to $35.2 million as of June 30, 2017. At June 30, 2018, the Company's weighted average life of its investment portfolio was 4.3 years, compared to 3.7 years at June 30, 2018. At June 30, 2018, CDs with original terms of two years or more totaled $220.4 million, compared to $248.8 million at June 30, 2017.

INTEREST RATE SENSITIVITY ANALYSIS
The following table sets forth as of June 30, 2018 and 2017, management's estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.
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

June 30, 2018
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$171,151	$(31,594)	(16)	9.57	-122
+200 bp	182,263	(20,482)	(10)	10.03	-77
+100 bp	193,119	(9,626)	(5)	10.45	-35
0 bp	202,745	---	---	10.80	---
-100 bp	212,684	9,939	5	11.16	36
-200 bp	241,161	38,415	19	12.43	163
-300 bp	268,610	65,865	32	13.64	284

June 30, 2017
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$146,140	$(26,692)	(15)	8.99	-113
+200 bp	154,473	(18,359)	(11)	9.35	-77
+100 bp	162,804	(10,027)	(6)	9.70	-42
0 bp	172,832	---	---	10.12	---
-100 bp	189,720	16,888	10	10.91	79
-200 bp	209,964	37,133	21	11.91	179
-300 bp	215,014	42,182	24	12.16	204

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

Item 8.    Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors
and Audit Committee
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. ("Company") as of June 30, 2018 and 2017 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2018, expressed and unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.
/sig/ BKD, LLP
We have served as the Company's auditor since 2002.
Decatur, Illinois
September 13, 2018

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2018 AND 2017
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2018	2017
Assets
Cash and cash equivalents	$26,326	$30,786
Interest-bearing time deposits	1,953	747
Available for sale securities	146,325	144,416
Stock in FHLB of Des Moines	5,661	3,547
Stock in Federal Reserve Bank of St. Louis	3,566	2,357
Loans receivable, net of allowance for loan losses of $18,214 and $15,538 at June 30, 2018 and June 30, 2017, respectively (Notes 3 and 4)	1,563,380	1,397,730
Accrued interest receivable	7,992	6,769
Premises and equipment, net (Note 5)	54,832	54,167
Bank owned life insurance – cash surrender value	37,547	34,329
Goodwill	13,078	8,631
Other intangible assets, net	6,918	6,759
Prepaid expenses and other assets	18,537	17,474
TOTAL ASSETS	$1,886,115	$1,707,712

Liabilities and Stockholders' Equity
Deposits (Note 6)	$1,579,902	$1,455,597
Securities sold under agreements to repurchase (Note 7)	3,267	10,212
Advances from FHLB of Des Moines (Note 8)	76,652	43,637
Note payable (Note 9)	3,000	3,000
Accounts payable and other liabilities	6,449	6,417
Accrued interest payable	1,206	918
Subordinated debt (Note 10)	14,945	14,848
TOTAL LIABILITIES	1,685,421	1,534,629
Commitments and contingencies (Note 15)

Common stock, $.01 par value; 12,000,000 shares authorized; 8,996,584 and 8,591,363 shares issued, respectively, at June 30, 2018 and June 30, 2017	90	86
Additional paid-in capital	83,413	70,101
Retained earnings	119,536	102,369
Accumulated other comprehensive income (loss)	(2,345)	527
TOTAL STOCKHOLDERS' EQUITY	200,694	173,083
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,886,115	$1,707,712

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2018, 2017 AND 2016
Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2018	2017	2016
Interest Income:
Loans	$73,122	$57,988	$52,850
Investment securities	2,166	1,975	1,965
Mortgage-backed securities	1,817	1,496	1,467
Other interest-earning assets	69	29	35
TOTAL INTEREST INCOME	77,174	61,488	56,317
Interest Expense:
Deposits	12,825	8,472	7,407
Securities sold under agreements to repurchase	37	95	119
Advances from FHLB of Des Moines	1,041	1,138	1,271
Note Payable	121	13	-
Subordinated debt	767	648	568
TOTAL INTEREST EXPENSE	14,791	10,366	9,365
NET INTEREST INCOME	62,383	51,122	46,952
Provision for loan losses (Note 3)	3,047	2,340	2,494
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	59,336	48,782	44,458
Noninterest income:
Deposit account charges and related fees	4,584	3,824	3,588
Bank card interchange income	3,775	2,864	2,580
Loan late charges	432	432	351
Loan servicing fees	801	397	176
Other loan fees	1,467	1,146	806
Net realized gains on sale of loans	804	840	641
Net realized gains on sale of AFS securities	334	-	5
Earnings on bank owned life insurance	947	1,135	928
Other income	727	446	683
TOTAL NONINTEREST INCOME	13,871	11,084	9,758
Noninterest expense:
Compensation and benefits	23,302	19,406	17,769
Occupancy and equipment, net	9,763	8,418	7,132
Deposit insurance premiums	517	681	657
Legal and professional fees	1,178	1,233	576
Advertising	1,197	1,102	932
Postage and office supplies	729	561	623
Intangible amortization	1,457	911	1,025
Bank card network fees	1,580	1,150	971
Other operating expense	4,752	4,790	3,001
TOTAL NONINTEREST EXPENSE	44,475	38,252	32,686
INCOME BEFORE INCOME TAXES	28,732	21,614	21,530
Income Taxes (Note 12)
Current	8,333	4,899	6,206
Deferred	(530)	1,163	476
	7,803	6,062	6,682
NET INCOME	$20,929	$15,552	$14,848
Less: dividend on preferred shares	-	-	85
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,929	$15,552	$14,763

Basic earnings per share available to common stockholders	$2.40	$2.08	$1.99
Diluted earnings per share available to common stockholders	$2.39	$2.07	$1.98
Dividends paid	$0.44	$0.40	$0.36

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2018, 2017 AND 2016
Southern Missouri Bancorp, Inc.

	2018	2017	2016
(dollars in thousands)
NET INCOME	$20,929	$15,552	$14,848
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(3,314)	(1,879)	1,290
Less: reclassification adjustment for realized gains included in net income	334	-	5
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(213)	57	-
Defined benefit pension plan net (loss) gain	(44)	13	(9)
Tax benefit (expense)	1,033	674	(475)
Total other comprehensive income (loss)	(2,872)	(1,135)	801
COMPREHENSIVE INCOME	$18,057	$14,417	$15,649

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY <
YEARS ENDED JUNE 30, 2018, 2017 AND 2016
Southern Missouri Bancorp, Inc.

			Additional		Accumulated Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2015	$20,000	$74	$33,948	$77,760	$861	$132,643

Net Income				14,848		14,848
Change in unrealized gain on available for sale securities					810	810
Defined benefit pension plan net loss					(9)	(9)
Dividends paid on common stock ($.36 per share )				(2,675)		(2,675)
Dividends paid on preferred stock				(135)		(135)
Stock option expense			13			13
Stock grant expense			268			268
Tax benefit of stock grants			104			104
Exercise of stock options			99			99
Redemption of preferred stock	(20,000)					(20,000)
BALANCE AS OF JUNE 30, 2016	$-	$74	$34,432	$89,798	$1,662	$125,966

Net Income				15,552		15,552
Change in unrealized gain on available for sale securities					(1,148)	(1,148)
Defined benefit pension plan net loss					13	13
Dividends paid on common stock ($.40 per share )				(2,981)		(2,981)
Stock option expense			11			11
Stock grant expense			274			274
Tax benefit of stock grants			225			225
Exercise of stock options			61			61
Common stock issued		12	35,098			35,110
BALANCE AS OF JUNE 30, 2017	$-	$86	$70,101	$102,369	$527	$173,083

Net Income				20,929		20,929
Change in unrealized gain on available for sale securities				65	(2,828)	(2,763)
Defined benefit pension plan net loss					(44)	(44)
Dividends paid on common stock ($.44 per share )				(3,827)		(3,827)
Stock option expense			22			22
Stock grant expense			171			171
Exercise of stock options			172			172
Common stock issued		4	12,947			12,951
BALANCE AS OF JUNE 30, 2018	$-	$90	$83,413	$119,536	$(2,345)	$200,694

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2018, 2017 AND 2016
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
NET INCOME	$20,929	$15,552	$14,848
Items not requiring (providing) cash:
Depreciation	3,119	2,982	2,513
(Gain) loss on disposal of fixed assets	(206)	332	74
Stock option and stock grant expense	230	510	385
(Gain) loss on sale/write-down of REO	(45)	324	20
Amortization of intangible assets	1,457	911	1,025
Amortization of purchase accounting adjustments	(1,694)	(1,116)	(1,803)
Increase in cash surrender value of bank owned life insurance (BOLI)	(947)	(1,135)	(928)
Provision for loan losses	3,047	2,340	2,494
Gains realized on sale of AFS securities	(334)	-	(5)
Net amortization of premiums and discounts on securities	994	1,034	827
Originations of loans held for sale	(29,749)	(33,059)	(22,898)
Proceeds from sales of loans held for sale	29,410	33,656	22,116
Gain on sales of loans held for sale	(804)	(840)	(641)
Changes in:
Accrued interest receivable	(797)	(314)	(344)
Prepaid expenses and other assets	7,852	2,717	379
Accounts payable and other liabilities	(309)	622	(812)
Deferred income taxes	(1,774)	964	475
Accrued interest payable	265	138	(57)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,644	25,618	17,668

Cash flows from investing activities:
Net increase in loans	(99,510)	(112,372)	(82,544)
Net change in interest-bearing deposits	249	723	1,221
Proceeds from maturities of available for sale securities	24,981	22,544	23,878
Proceeds from sales of available for sale securities	18,198	-	6,251
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,756)	2,462	(1,882)
Net purchases of Federal Reserve Bank of St. Louis stock	(1,209)	(14)	(3)
Purchases of available-for-sale securities	(44,051)	(31,490)	(29,295)
Purchases of premises and equipment	(2,138)	(3,034)	(9,818)
Purchases of BOLI	-	-	(10,000)
Net cash (paid for) received in acquisitions	(1,501)	(1,736)	-
Investments in state & federal tax credits	(5,086)	(1,897)	(352)
Proceeds from sale of fixed assets	1,970	15	14
Proceeds from sale of foreclosed assets	1,374	835	1,663
Proceeds from BOLI claim	-	848	549
NET CASH USED IN INVESTING ACTIVITIES	(108,479)	(123,116)	(100,318)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	82,567	115,340	68,952
Net (decrease) increase in certificates of deposits	(26,392)	52,939	(3,315)
Net decrease in securities sold under agreements to repurchase	(6,945)	(16,873)	(247)
Proceeds from Federal Home Loan Bank advances	1,518,930	1,350,565	396,100
Repayments of Federal Home Loan Bank advances	(1,491,130)	(1,416,815)	(350,350)
Proceeds from issuance of long term debt	-	15,000	-
Repayments of long term debt	-	(15,650)	-
Redemption of preferred stock	-	-	(20,000)
Common stock issued	-	24,144	-
Exercise of stock options	172	61	99
Dividends paid on preferred stock	-	-	(135)
Dividends paid on common stock	(3,827)	(2,981)	(2,675)
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,375	105,730	88,429

(Decrease) increase in cash and cash equivalents	(4,460)	8,232	5,779
Cash and cash equivalents at beginning of period	30,786	22,554	16,775
Cash and cash equivalents at end of period	$26,326	$30,786	$22,554

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,905	$890	$537
Conversion of foreclosed real estate to loans	112	128	185
Conversion of loans to repossessed assets	54	130	194

Cash paid during the period for:
Interest (net of interest credited)	$3,021	$3,132	$3,020
Income taxes	1,589	3,132	4,695
See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, which has other preferred shareholders in order to meet the requirements to be a REIT.  At June 30, 2018, assets of the REIT were approximately $608 million, and consisted primarily of loan participations acquired from the Bank.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $3.4 million and $6.7 million at June 30, 2018 and 2017, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

Intangible Assets. The Company's intangible assets at June 30, 2018 included gross core deposit intangibles of $10.6 million with $5.2 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.5 million. At June 30, 2017, the Company's intangible assets included gross core deposit intangibles of $9.2 million with $3.8 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.3 million.   The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.3 million in fiscal 2019, $1.2 million in fiscal 2020, $716,000 in fiscal 2021, $674,000 in fiscal 2022, $674,000 in fiscal 2022, and $802,000 thereafter.

Goodwill. The Company's goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  As of June 30, 2018 and 2017, there was no impairment indicated.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact, if any, this new guidance will have on the Company's consolidated financial statements, but cannot yet reasonably estimate the impact of adoption.  The Company has formed a working group of key personnel responsible for the allowance for loan losses estimate and has initiated its evaluation of the data and systems requirements of adoption of the Update.  The group has determined that purchasing third party software will be the most effective method to comply with the requirements, and has evaluated several outside vendors.  The group provided a recommendation to purchase Sageworks software, which was approved by the Board, and purchased in June 2018.  Loan data files as of June 30, 2018 have been imported into the testing environment within the Sageworks software, with sample testing expected to be complete by the end of the first quarter of fiscal 2019, and a goal to run parallel calculations by the end of the second quarter of fiscal 2019.

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

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:
	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$9,513	$-	$(128)	$9,385
Obligations of states and political subdivisions	41,862	230	(480)	41,612
Other securities	5,284	61	(193)	5,152
TOTAL DEBT AND EQUITY SECURITIES	56,659	291	(801)	56,149

Mortgage-backed securities:
FHLMC certificates	16,598	1	(486)	16,113
GNMA certificates	38	-	-	38
FNMA certificates	25,800	-	(738)	25,062
CMOs issues by government agencies	50,272	-	(1,309)	48,963
TOTAL MORTGAGE-BACKED SECURITIES	92,708	1	(2,533)	90,176
TOTAL	$149,367	$292	$(3,334)	$146,325

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$10,433	$17	$(12)	$10,438
Obligations of states and political subdivisions	49,059	1,046	(127)	49,978
Other securites	6,017	306	(598)	5,725
TOTAL DEBT AND EQUITY SECURITIES	65,509	1,369	(737)	66,141

Mortgage-backed securities:
FHLMC certificates	21,380	165	(56)	21,489
GNMA certificates	1,437	12	-	1,449
FNMA certificates	28,457	234	(63)	28,628
CMOs issues by government agencies	26,814	79	(184)	26,709
TOTAL MORTGAGE-BACKED SECURITIES	78,088	490	(303)	78,275
TOTAL	$143,597	$1,859	$(1,040)	$144,416

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$3,540	$3,536
After one year but less than five years	16,219	16,081
After five years but less than ten years	19,421	19,329
After ten years	17,479	17,203
Total investment securities	56,659	56,149
Mortgage-backed securities	92,708	90,176
Total investments and mortgage-backed securities	$149,367	$146,325

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $124.2 million and $114.1 million at June 30, 2018 and 2017, respectively.  The securities pledged consist of marketable securities, including $8.4 million and $6.5 million of U.S. Government and Federal Agency Obligations, $39.8 million and $50.5 million of Mortgage-Backed Securities, $41.5 million and $19.9 million of Collateralized Mortgage Obligations, $34.2 million and $36.8 million of State and Political Subdivisions Obligations, and $300,000 and $400,000 of Other Securities at June 30, 2018 and 2017, respectively.

Gains of $491,500 and losses of $157,105 were recognized from sales of available-for-sale securities in 2018.  There were no sales of available-for-sale securities in 2017.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at June 30, 2018.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2018, was $124.9 million, which is approximately 85.4% of the Company's available for sale investment portfolio, as compared to $52.3 million or approximately 36.2% of the Company's available for sale investment portfolio at June 30, 2017.   Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and 2017.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$5,957	$58	$3,427	$70	$9,384	$128
Obligations of state and political subdivisions	14,861	224	8,526	256	23,387	480
Other securities	982	10	1,109	183	2,091	193
Mortgage-backed securities	65,863	1,513	24,187	1,020	90,050	2,533
Total investments and mortgage-backed securities	$87,663	$1,805	$37,249	$1,529	$124,912	$3,334

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$6,457	$12	$-	$-	$6,457	$12
Obligations of state and political subdivisions	12,341	127	256	-	12,597	127
Other securities	-	-	1,160	598	1,160	598
Mortgage-backed securities	29,836	267	2,285	36	32,121	303
Total investments and mortgage-backed securities	$48,634	$406	$3,701	$634	$52,335	$1,040

The unrealized losses on the Company's investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Other securities.  At June 30, 2018, there were two pooled trust preferred securities with an estimated fair value of $795,000 and unrealized losses of $176,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The June 30, 2018, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.4 percent, annually, annual defaults averaging 65 basis points, and a recovery rate averaging 6.5 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

The Company does not believe any other individual unrealized loss as of June 30, 2018, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2018 and 2017.

	Accumulated Credit Losses
	Twelve-Month Period Ended
(dollars in thousands)	June 30,
	2018	2017
Credit losses on debt securities held
Beginning of period	$340	$352
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	(333)	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	(7)	(12)
End of period	$-	$340

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2018	June 30, 2017
Real Estate Loans:
Residential	$450,919	$442,463
Construction	112,718	106,782
Commercial	704,647	603,922
Consumer loans	78,571	63,651
Commercial loans	281,272	247,184
	1,628,127	1,464,002
Loans in process	(46,533)	(50,740)
Deferred loan fees, net	-	6
Allowance for loan losses	(18,214)	(15,538)
Total loans	$1,563,380	$1,397,730

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

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company's primary lending area, however, the property may be located outside our primary lending area.  Approximately $213.0 million of our $704.6 million in commercial real estate loans are secured by properties located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company's average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allows the Company opportunity to assess risk. At June 30, 2018, construction loans outstanding included 72 loans, totaling $12.5 million, for which a modification had been agreed to. At June 30, 2017, construction loans outstanding included 50 loans, totaling $10.3 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2018 and 2017, and activity in the allowance for loan losses for the fiscal years ended June 30, 2018, 2017, and 2016.

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2018	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	184	142	1,779	251	691	3,047
Losses charged off	(190)	(9)	(56)	(129)	(22)	(406)
Recoveries	2	-	2	23	8	35
Balance, end of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Ending Balance: individually evaluated for impairment	$-	$-	$399	$-	$351	$750
Ending Balance: collectively evaluated for impairment	$3,226	$1,097	$8,394	$902	$3,845	$17,464
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$660	$-	$580	$1,240
Ending Balance: collectively evaluated for impairment	$447,706	$64,888	$696,377	$78,571	$278,241	$1,565,783
Ending Balance: loans acquired with deteriorated credit quality	$3,213	$1,297	$7,610	$-	$2,451	$14,571

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2017	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	184	(97)	1,356	76	821	2,340
Losses charged off	(211)	(31)	(19)	(65)	(337)	(663)
Recoveries	10	1	20	8	31	70
Balance, end of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,230	$964	$7,068	$757	$3,519	$15,538
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$438,981	$54,704	$592,427	$63,651	$243,369	$1,393,132
Ending Balance: loans acquired with deteriorated credit quality	$3,482	$1,338	$11,495	$-	$3,815	$20,130

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2016	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$2,819	$899	$4,956	$758	$2,866	$12,298
Provision charged to expense	590	192	806	58	848	2,494
Losses charged off	(167)	-	(97)	(86)	(725)	(1,075)
Recoveries	5	-	46	8	15	74
Balance, end of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2017 and 2016.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2018	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$443,916	$66,160	$691,188	$78,377	$277,568
Watch	1,566	-	7,004	111	374
Special Mention	75	-	926	27	69
Substandard	5,362	25	4,869	56	2,079
Doubtful	-	-	660	-	1,182
Total	$450,919	$66,185	$704,647	$78,571	$281,272

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2017	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$438,222	$55,825	$588,385	$63,320	$240,864
Watch	772	-	9,253	123	2,003
Special Mention	148	-	926	30	84
Substandard	3,321	217	5,358	178	3,631
Doubtful	-	-	-	-	602
Total	$442,463	$56,042	$603,922	$63,651	$247,184

The above amounts include purchased credit impaired loans.  At June 30, 2018, purchased credit impaired loans comprised $7.8 million of credits rated "Pass"; $3.1 million of credits rated "Watch", none rated "Special Mention", $3.7 million of credits rated "Substandard" and none rated "Doubtful".  At June 30, 2017, purchased credit impaired loans comprised $10.2 million of credits rated "Pass"; $5.0 million of credits rated "Watch", none rated "Special Mention"; $4.9 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2018 and 2017.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2018	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$749	$84	$4,089	$4,922	$445,997	$450,919	$-
Construction	-	-	-	-	66,185	66,185	-
Commercial	1,100	290	1,484	2,874	701,773	704,647	-
Consumer loans	510	33	146	689	77,882	78,571	-
Commercial loans	134	90	707	931	280,341	281,272	-
Total loans	$2,493	$497	$6,426	$9,416	$1,572,178	$1,581,594	$-

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2017	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,491	$148	$676	$2,315	$440,148	$442,463	$59
Construction	35	-	-	35	56,007	56,042	-
Commercial	700	-	711	1,411	602,511	603,922	-
Consumer loans	216	16	134	366	63,285	63,651	13
Commercial loans	144	53	426	623	246,561	247,184	329
Total loans	$2,586	$217	$1,947	$4,750	$1,408,512	$1,413,262	$401

At June 30, 2018 there were two purchased credit impaired loans with net fair value of $1.1 million that were greater than 90 days past due, and none at June 30, 2017.
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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2018 and 2017.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2018	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,820	$4,468	$-
Construction real estate	1,321	1,569	-
Commercial real estate	14,052	15,351	-
Consumer loans	25	25	-
Commercial loans	2,787	3,409	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	660	660	399
Consumer loans	-	-	-
Commercial loans	580	580	351
Total:
Residential real estate	$3,820	$4,468	$-
Construction real estate	$1,321	$1,569	$-
Commercial real estate	$14,712	$16,011	$399
Consumer loans	$25	$25	$-
Commercial loans	$3,367	$3,989	$351

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2017	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,486	$-
Construction real estate	1,373	1,695	-
Commercial real estate	14,935	16,834	-
Consumer loans	1	1	-
Commercial loans	4,302	4,990	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$3,811	$4,486	$-
Construction real estate	$1,373	$1,695	$-
Commercial real estate	$14,935	$16,834	$-
Consumer loans	$1	$1	$-
Commercial loans	$4,302	$4,990	$-

The above amounts include purchased credit impaired loans.  At June 30, 2018, purchased credit impaired loans comprised $14.6 million of impaired loans without a specific valuation allowance.  At June 30, 2017, purchased credit impaired loans comprised $20.1 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,358	$219
Construction Real Estate	1,317	165
Commercial Real Estate	9,446	1,163
Consumer Loans	-	-
Commercial Loans	3,152	199
Total Loans	$17,273	$1,746

	Fiscal 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,011	$119
Construction Real Estate	1,370	148
Commercial Real Estate	10,044	782
Consumer Loans	-	-
Commercial Loans	1,529	74
Total Loans	$15,954	$1,123

	Fiscal 2016
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,110	$90
Construction Real Estate	1,587	133
Commercial Real Estate	10,431	939
Consumer Loans	42	2
Commercial Loans	1,058	78
Total Loans	$16,228	$1,242

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2018, 2017, and 2016 was immaterial.

For the fiscal years ended June 30, 2018, 2017, and 2016, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $683,000, $392,000, and $435,000, respectively.

The following table presents the Company's nonaccrual loans at June 30, 2018 and 2017.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

	June 30,
(dollars in thousands)	2018	2017
Residential real estate	$5,913	$1,263
Construction real estate	25	35
Commercial real estate	1,962	960
Consumer loans	209	158
Commercial loans	1,063	409
Total loans	$9,172	$2,825

The above amounts include purchased credit impaired loans.  At June 30, 2018 and 2017, purchased credit impaired loans comprised $1.1 million and $0 of nonaccrual loans, respectively.

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

At June 30, 2018, and June 30, 2017, the Company had $8.1 million and $5.2 million, respectively, of commercial real estate loans, $800,000 and $1.8 million, respectively, of residential real estate loans, $2.8 million and $3.9 million, respectively, of commercial loans, and $14,000 and $0, respectively, of consumer loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2018 and June 30, 2017, were so classified due to interest rate concessions.  During Fiscal 2018, four residential real estate loans totaling $303,000, two commercial loans totaling $63,000, one commercial real estate loans totaling $55,000, and two consumer loans totaling $25,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowance reflect amounts considered uncollectible.

Performing loans classified as troubled debt restructurings at June 30, 2018 and June 30, 2017 segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonaccrual loans.

	June 30, 2018		June 30, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	12	$800	10	$1,756
Construction real estate	-	-	-	-
Commercial real estate	13	8,084	13	5,206
Consumer loans	1	14	-	-
Commercial loans	8	2,787	6	3,946
Total	34	$11,685	29	$10,908

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2018 and 2017, respectively:

	June 30,
(dollars in thousands)	2018	2017
Beginning Balance	$8,320	$9,721
Additions	6,543	7,304
Repayments	(5,868)	(8,705)
Ending Balance	$8,995	$8,320

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2018 and June 30, 2017. The amount of these loans is shown below:

	June 30,
(dollars in thousands)	2018	2017
Residential real estate	$3,861	$4,158
Construction real estate	1,544	1,660
Commercial real estate	8,909	13,394
Consumer loans	-	-
Commercial loans	3,073	4,502
Outstanding balance	$17,387	$23,714
Carrying amount, net of fair value adjustment of $2,816 and $3,584 at June 30, 2018 and 2017 respectively	$14,571	$20,130

Accretable yield, or income expected to be collected, is as follows:

	June 30,
(dollars in thousands)	2018	2017	2016
Balance at beginning of period	$609	$656	$548
Additions	-	-	-
Accretion	(683)	(391)	(435)
Reclassification from nonaccretable difference	663	344	543
Disposals	-	-	-
Balance at end of period	$589	$609	$656

During the fiscal years ended June 30, 2018 and 2017, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

NOTE 5:  Premises and Equipment

          Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2018	2017
Land	$12,152	$12,043
Buildings and improvements	46,802	44,256
Construction in progress	4	125
Furniture, fixtures, equipment and software	13,680	12,595
Automobiles	81	81
	72,719	69,100
Less accumulated depreciation	17,887	14,933
	$54,832	$54,167

NOTE 6:  Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2018	2017
Non-interest bearing accounts	$203,517	$186,203
NOW accounts	569,005	479,488
Money market deposit accounts	116,389	105,599
Savings accounts	157,540	147,247
TOTAL NON-MATURITY DEPOSITS	1,046,451	918,537
Certificates
0.00-.99%	77,958	200,868
1.00-1.99%	356,172	296,964
2.00-2.99%	98,842	36,228
3.00-3.99%	479	-
4.00-4.99%	-	-
5.00-5.99%	-	3,000
TOTAL CERTIFICATES	533,451	537,060
TOTAL DEPOSITS	$1,579,902	$1,455,597

The aggregate amount of deposits with a minimum denomination of $250,000 was $401.7 million and $398.7 million at June 30, 2018 and 2017, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2018 to June 30, 2019	$311,440
July 1, 2019 to June 30, 2020	142,397
July 1, 2020 to June 30, 2021	34,397
July 1, 2021 to June 30, 2022	28,530
July 1, 2022 to June 30, 2023	16,687
Thereafter	-
TOTAL	$533,451

Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2018 and 2017 totaled approximately $2.9 million and $1.6 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days.

The carrying value of securities sold under agreement to repurchase amounted to $3.3 million and $10.2 million at June 30, 2018 and 2017, respectively. The securities, which are classified as borrowings, generally mature within one to four days. The securities underlying the agreements consist of marketable securities, including $1.2 million and $0.0 million of U.S. Government and Federal Agency Obligations, $3.4 million and $9.5 million of Mortgage-Backed Securities, and $0.0 million and $2.1 million of Collateralized Mortgage Obligations, at June 30, 2018 and 2017, respectively. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

	June 30,
(dollars in thousands)	2018	2017
Year-end balance	$3,267	$10,212
Average balance during the year	5,373	22,198
Maximum month-end balance during the year	9,902	28,825
Average interest during the year	0.70%	0.43%
Year-end interest rate	0.86%	0.50%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

xxx	Call Date or		June 30,
xxx	Quarterly	Interest	2018	2017
Maturity	Thereafter	Rate	(dollars in thousands)
09/28/17		3.87%	-	5,035
11/20/17		3.82%	-	3,000
11/27/17		3.24%	-	5,043
01/08/18		2.75%	-	5,046
08/13/18	08/13/18	3.32%	501	513
08/14/18	08/14/18	3.98%	5,000	5,000
10/09/18	07/09/18	3.38%	1,503	-
12/28/18		1.69%	249	-
04/01/19		1.60%	249	-
04/01/19		1.27%	248	-
08/19/19		1.52%	396	-
12/30/19		1.92%	248	-
01/14/20		1.76%	247	-
03/31/20		1.49%	246	-
06/10/20		1.26%	244	-
01/14/21		1.92%	245	-
03/31/21		1.68%	243	-
06/10/21		1.42%	241	-
03/31/22		1.91%	242	-
REPO advance		1.28%	-	20,000
Overnight		2.03%	66,550	-
		TOTAL	$76,652	$43,637
Weighted-average rate			2.18%	2.48%
In addition to the above advances, the Bank had an available line of credit amounting to $267.0 million and $251.8 million with the FHLB at June 30, 2018 and 2017, respectively, with none being draw at both period ends.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank's line of credit, loans totaling $706.2 million and $579.3 million were pledged to the FHLB at June 30, 2018 and 2017, respectively. The principal maturities of FHLB advances at June 30, 2018, are below:

June 30, 2018
FHLB Advance Maturities	(dollars in thousands)
July 1, 2018 to June 30, 2019	$74,300
July 1, 2019 to June 30, 2020	1,381
July 1, 2020 to June 30, 2021	729
July 1, 2021 to June 30, 2022	242
July 1, 2022 to June 30, 2023	-
July 1, 2023 to thereafter	-
TOTAL	$76,652

NOTE 9:  Note Payable
In June 2017, the Company entered into a revolving, reducing line of credit with a five-year term, initially providing available credit of $15.0 million. The line of credit bears interest at a floating rate based on LIBOR, is due and payable monthly, and is secured by the stock of the Bank. Available credit under the line is reduced by $3.0 million on each anniversary date of the line of credit.  The balance outstanding under the line was $3.0 million at June 30, 2018 and 2017, and the total available credit under the line was $12.0 million and $15.0 million, respectively, with remaining available capacity of $9.0 million and $12.0 million, respectively, at June 30, 2018 and 2017.  The proceeds from this loan were used, in part, to fund the cash portion of the Tammcorp merger.
NOTE 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2018, the current rate was 5.08%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at June 30, 2018, and June 30, 2017.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.1 million at June 30, 2018, and $5.0 million at June 30, 2017.

NOTE 11:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes "safe harbor" matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2018, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2018. Total 401(k) expense for fiscal 2018, 2017, and 2016 was $1.3 million, $877,000, and $834,000, respectively. At June 30, 2018, 401(k) plan participants held approximately 375,000 shares of the Company's stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plans (MRPs). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2012, the Bank granted 6,072 MRP shares (split-adjusted) to employees. The shares granted were in the form of restricted stock vested at the rate of 20% of such shares per year. For fiscal 2017 and 2016, there were 1,214 shares vested each year; no shares vested in fiscal 2018. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, was recognized pro-rata over the five years during which the shares vest. The MRP expense for fiscal 2017 and 2016 was $13,000 for each year; there was no expense attributable to the plan in fiscal 2018. At June 30, 2018, there was no unvested compensation expense related to the MRP, and no shares remained available for award.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. During fiscal 2012, the Company awarded 73,928 shares (split-adjusted); during fiscal 2014, the Company awarded 24,000 shares (split-adjusted); during fiscal 2015, the Company awarded 8,000 shares (split-adjusted); during fiscal 2016, the Company awarded 3,750 shares; and during fiscal 2017, the Company awarded 13,125 shares. No awards were made under the plan in fiscal 2018. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2018, 2017, and 2016, there were 5,400, 21,200, and 19,786 EIP shares (split-adjusted) vested each year, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. The EIP expense for fiscal 2018, 2017, and 2016 was $165,000, $284,000, and $260,000, respectively. At June 30, 2018, unvested compensation expense related to the EIP was approximately $391,000.

2003 Stock Option Plan. The Company adopted a stock option plan in October 2003 (the 2003 Plan). Under the plan, the Company granted options to purchase 242,000 shares (split-adjusted) to employees and directors, of which, options to purchase 177,000 shares (split-adjusted) have been exercised, options to purchase 45,000 shares (split-adjusted) have been forfeited, and 20,000 remain outstanding. Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the 2003 Plan.
As of June 30, 2018, there was $11,000 in remaining unrecognized compensation expense related to nonvested stock options under the 2003 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2018, was $541,000, and the aggregate intrinsic value of stock options exercisable at June 30, 2018, was $455,000. During fiscal 2018, options to purchase 24,000 shares were exercised. The intrinsic value of these options, based on the Company's closing stock price of $39.02, was $764,000. The intrinsic value of options vested in fiscal 2018, 2017, and 2016 was $43,000, $262,000, and $37,000, respectively.

2017 Omnibus Incentive Plan. The Company adopted an equity-based incentive plan in October 2017 (the 2017 Plan). Under the 2017 plan, the Company reserved for issuance 500,000 shares of common stock for awards to employees and directors, against which full value awards (stock-based awards other than stock options and stock appreciation rights) are to be counted on a 2.5-for-1 basis. The 2017 Plan authorized awards to be made to employees, officers, and directors by a committee of outside directors. The committee held the power to set vesting requirements for each award under the 2017 Plan. Under the 2017 Plan, stock awards and exercised options may be issued from either authorized but unissued shares, or treasury shares.

Under the 2017 Plan, options to purchase 13,500 shares have been issued to employees, of which none have been exercised or forfeited, and 13,500 remain outstanding. Under the 2017 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares. As of June 30, 2018, there was $123,000 in remaining unrecognized compensation expense related to nonvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2018, was $23,000, and no stock options under the 2017 Plan were exercisable at June 30, 2018. During fiscal 2018 no options to purchase shares vested or were exercised.

Full value awards totaling 22,000 shares were issued to employees and directors in fiscal 2018. All full value were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. No full value awards vested in fiscal 2018. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. Compensation expense for full value awards under the 2017 Plan for fiscal 2018 was $60,000. At June 30, 2018, unvested compensation expense related to full value awards under the 2017 Plan was approximately $713,000.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2018		2017		2016
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$9.35	44,000	$8.74	54,000	$8.28	69,000
Granted	37.31	13,500	-	-	-	-
Exercised	7.18	(24,000)	6.08	(10,000)	6.38	(15,000)
Forfeited	-	-	-	-	-	-
Outstanding at year-end	$22.18	33,500	$9.35	44,000	$8.74	54,000
Options exercisable at year-end	$10.57	16,000	$8.06	38,000	$7.03	44,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal year 2018. (No options were granted in fiscal 2017 or 2016.):

	2018	2017	2016
Assumptions:
Expected dividend yield	1.18%	-	-
Expected volatility	20.42%	-	-
Risk-free interest rate	2.54%	-	-
Weighted-average expected life (years)	10.00	-	-
Weighted average fair value of options granted during the year	$10.14	-	-

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2018:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
18.5 mo.	10,000	6.38	10,000	6.38
74.3 mo.	10,000	17.55	6,000	17.55
114.6 mo.	13,500	37.31	-	-

NOTE 12:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for tax years ending June 30, 2014 and before.  The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	June 30, 2018	June 30, 2017
Deferred tax assets:
Provision for losses on loans	$4,418	$5,563
Accrued compensation and benefits	708	1,068
Other-than-temporary impairment on available for sale securities	-	128
NOL carry forwards acquired	273	513
Minimum Tax Credit	130	130
Unrealized loss on other real estate	124	131
Unrealized loss on available for sale securities	730	-
Losses and credits from LLC's	1,003	-
Total deferred tax assets	7,386	7,533

Deferred tax liabilities:
Purchase accounting adjustments	949	1,193
Depreciation	1,475	2,734
FHLB stock dividends	130	203
Prepaid expenses	98	213
Unrealized gain on available for sale securities	-	295
Other	327	991
Total deferred tax liabilities	2,979	5,629

Net deferred tax asset	$4,407	$1,904

As of June 30, 2018, the Company had approximately $1.1 and $2.5 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc. (Capaha Bank). The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(dollars in thousands)	2018	2017	2016
Tax at statutory rate	$8,074	$7,565	$7,536
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(441)	(513)	(567)
State tax, net of Federal benefit	553	215	624
Cash surrender value of Bank-owned life insurance	(266)	(397)	(325)
Tax credit benefits	(871)	(367)	(286)
Adjustment of deferred tax asset for enacted changes in tax laws	1,124	-	-
Other, net	(370)	(441)	(300)
Actual provision	$7,803	$6,062	$6,682

For the year ended June 30, 2018, income tax expense at the statutory rate was calculated using a 28.1% annual effective tax rate (AETR), compared to 35.0% for the year ended June 30, 2017, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduces the corporate Federal income tax rate for the Company from 35% to 21%, and for the current fiscal year ending June 30, 2018, the Company is administratively subject to a 28.1% AETR.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company's financial statements for the quarter ended December 31, 2017, and for the twelve months ended June 30, 2018.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's June 30, 2018 income tax returns, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

NOTE 13:  Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders' equity, are as follows:

	June 30,
(dollars in thousands)	2018	2017
Net unrealized gain on securities available-for-sale	$(3,041)	$607
Net unrealized gain on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	(1)	212
Unrealized gain from defined benefit pension plan	(29)	15
	(3,071)	834
Tax effect	726	(307)
Net of tax amount	$(2,345)	$527

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2018 and 2017, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)	2018	2017	Affected Line Item in the Condensed Consolidated Statements of Income
Realized gain on securities available-for-sale	$334	$-	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	(44)	13	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	290	13
Tax benefit	81	5	Provision for Income Tax
Total reclassification out of AOCI	$209	$8	Net Income (Loss)

NOTE 14:  Stockholders' Equity and Regulatory Capital

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of June 30, 2018, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$222,133	13.53%	$131,335	8.00%	n/a	n/a
Southern Bank	214,804	13.18%	130,337	8.00%	162,921	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	202,756	12.35%	98,501	6.00%	n/a	n/a
Southern Bank	195,427	12.00%	97,753	6.00%	130,337	8.00%
Tier I Capital (to Average Assets)
Consolidated	202,756	10.97%	73,932	4.00%	n/a	n/a
Southern Bank	195,427	10.60%	73,721	4.00%	92,152	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	188,416	11.48%	73,876	4.50%	n/a	n/a
Southern Bank	195,427	12.00%	73,315	4.50%	105,899	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$194,322	12.84%	$121,086	8.00%	n/a	n/a
Southern Bank	183,906	12.15%	121,118	8.00%	151,397	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	177,679	11.74%	90,815	6.00%	n/a	n/a
Southern Bank	167,263	11.05%	90,838	6.00%	121,118	8.00%
Tier I Capital (to Average Assets)
Consolidated	177,679	11.66%	60,975	4.00%	n/a	n/a
Southern Bank	167,263	10.98%	60,949	4.00%	76,187	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	163,626	10.81%	68,111	4.50%	n/a	n/a
Southern Bank	167,263	11.05%	68,129	4.50%	98,408	6.50%

The Bank's ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2018, approximately $34.6 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

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

The Company had total outstanding standby letters of credit amounting to $2.5 million at June 30, 2018, and $3.6 million at June 30, 2017, with terms ranging from 12 to 24 months. At June 30, 2018, the Company's deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $266.8 million in commitments to extend credit at June 30, 2018, and $251.9 million at June 30, 2017.

At June 30, 2018, total commitments to originate fixed-rate loans with terms in excess of one year were $42.0 million at rates ranging from 2.96% to 7.75%, with a weighted-average rate of 5.17%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company's policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas and Illinois.  Although the Company has a diversified portfolio, loans aggregating $501.1 million at June 30, 2018, are secured by single and multi-family residential real estate generally located in the Company's primary lending area.

NOTE 16:  Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2018	2017	2016
Net income	$20,929	$15,552	$14,848
Less: Effective dividend on preferred shares	-	-	85
Net income available to common stockholders	$20,929	$15,552	$14,763

Denominator for basic earnings per share -
Weighted-average shares outstanding	8,734,334	7,483,350	7,430,170
Effect of dilutive securities stock options or awards	11,188	27,530	28,589
Denominator for diluted earnings per share	8,745,522	7,510,880	7,458,759

Basic earnings per share available to common stockholders	$2.40	$2.08	$1.99
Diluted earnings per share available to common stockholders	$2.39	$2.07	$1.98

NOTE 17: Acquisitions

On June 12, 2018 the Company announced the signing of an agreement and plan of merger whereby Gideon Bancshares Company ("Gideon"), and its wholly-owned subsidiary, First Commercial Bank ("First Commercial"), will be acquired by the Company in a stock and cash transaction valued at approximately $23.2 million, (representing 97.5% of Gideons' anticipated capital, as adjusted, at closing). At June 30, 2018, Gideon held consolidated assets of $226.7 million, loans, net, of $154.8 million, and deposits of $170.9 million. The transaction is expected to close in the fourth quarter of calendar year 2018, subject to satisfaction of customary closing conditions, including regulatory and shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Gideon in the fourth quarter of calendar year 2018.  Through June 30, 2018, the Company incurred $75,000 of third-party acquisition-related costs. The expenses are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2018.

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. ("Bancshares"), and its wholly-owned subsidiary, Southern Missouri Bank of Marshfield ("SMB-Marshfield"), in a stock and cash transaction. The conversion of data systems took place on March 17, 2018. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2018, the Company incurred $708,000 of third-party acquisition-related costs with $683,000 being included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2018, and $25,000 in the prior year end.  The goodwill of $4.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and SMB-Marshfield. Total goodwill was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for Bancshares and SMB-Marshfield, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Southern Missouri Bank of Marshfield
Fair Value of Consideration Transferred
(dollars in thousands)

Cash	$3,860
Common stock, at fair value	12,955
Total consideration	$16,815

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and cash equivalents	$2,359
Interest bearing time deposits	1,450
Investment securities	5,557
Loans	68,258
Premises and equipment	3,409
BOLI	2,271
Identifiable intangible assets	1,345
Miscellaneous other assets	1,897

Deposits	(68,152)
FHLB Advances	(5,344)
Miscellaneous other liabilities	(681)
Total identifiable net assets	12,369
Goodwill	$4,446

On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp) and its subsidiary, Capaha Bank (Capaha) in a stock and cash transaction.  Capaha was merged into the Company's bank subsidiary, Southern Bank, at acquisition. The Company acquired Capaha primarily for the purpose of conducting commercial banking activities in markets where it believes the Company's business model will perform well, and for the long-term value of its core deposit franchise. The fair value of loans acquired is $152.2 million, all of which is expected to be collected.  Through June 30, 2018, the Company incurred $802,000 in third-party acquisition-related costs, and an additional $50,000 in additional compensation expenses. Expenses totaling $167,000 are included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2018, compared to $685,000 in the prior period. A note payable of $3.7 million was contractually required to be repaid on the date of acquisition. The goodwill of $4.1 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and Capaha. Goodwill from this transaction was assigned to the acquisition of the bank holding company.

The following table summarizes the consideration paid for Tammcorp and Capaha, and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

Capaha Bank
Fair Value of Consideration Transferred
(dollars in thousands)

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

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and 2017:

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$9,385	$-	$9,385	$-
State and political subdivisions	41,612	-	41,612	-
Other securities	5,152	-	5,152	-
Mortgage-backed GSE residential	90,176	-	90,176	-

	Fair Value Measurements at June 30, 2017, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$10,438	$-	$10,438	$-
State and political subdivisions	49,978	-	49,978	-
Other securities	5,725	-	5,725	-
Mortgage-backed GSE residential	78,275	-	78,275	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended June 30, 2018.

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

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2018 and 2017:

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$490	$-	$-	$490
Foreclosed and repossessed assets held for sale	$3,924	$-	$-	$3,924

Fair Value Measurements at June 30, 2017, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,100	$-	$-	$3,100

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2018 and 2017:

(dollars in thousands)	2018	2017
Impaired loans (collateral dependent)	$(750)	$-
Foreclosed and repossessed assets held for sale	(248)	(619)
Total (losses) gains on assets measured on a non-recurring basis	$(998)	$(619)

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

(dollars in thousands)	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$490	Internal Valuation	Discount to reflect realizable value	n/a
Foreclosed and repossessed assets	$3,924	Third party appraisal	Marketability discount	0.0% - 65.9%	32.3%

(dollars in thousands)	Fair value at June 30, 2017	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,100	Third party appraisal	Marketability discount	0.0% - 66.4%	40.6%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2018 and 2017:

	June 30, 2018
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$26,326	$26,326	$-	$-
Interest-bearing time deposits	1,953	-	1,953	-
Stock in FHLB	5,661	-	5,661	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,563,380	-	-	1,556,466
Accrued interest receivable	7,992	-	7,992	-
Financial liabilities
Deposits	1,579,902	1,046,491	-	529,297
Securities sold under agreements to repurchase	3,267	-	3,267	-
Advances from FHLB	76,652	66,550	10,110	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,206	-	1,206	-
Subordinated debt	14,945	-	-	14,382
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2017
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$30,786	$30,786	$-	$-
Interest-bearing time deposits	747	-	747	-
Stock in FHLB	3,547	-	3,547	-
Stock in Federal Reserve Bank of St. Louis	2,357	-	2,357	-
Loans receivable, net	1,397,730	-	-	1,394,164
Accrued interest receivable	6,769	-	6,769	-
Financial liabilities
Deposits	1,455,597	918,553	-	536,266
Securities sold under agreements to repurchase	10,212	-	10,212	-
Advances from FHLB	43,637	20,000	23,781	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	918	-	918	-
Subordinated debt	14,848	-	-	11,984
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

NOTE 20:  Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

		June 30,
Condensed Balance Sheets	(dollars in thousands)	2018	2017
Assets
Cash and cash equivalents		$8,383	$10,856
Other assets		13,434	8,991
Investment in common stock of Bank		197,863	172,199
TOTAL ASSETS		$219,680	$192,046

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities		$4,041	$4,115
Subordinated debt		14,945	14,848
TOTAL LIABILITIES		18,986	18,963
Stockholders' equity		200,694	173,083
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$219,680	$192,046

		Year ended June 30,
Condensed Statements of Income	(dollars in thousands)	2018	2017	2016
Interest income		$20	$17	$14
Interest expense		887	661	568
Net interest expense		(867)	(644)	(554)
Dividends from Bank		6,000	4,000	23,600
Operating expenses		940	955	294
Income before income taxes and
equity in undistributed income of the Bank		4,193	2,401	22,752
Income tax benefit		437	455	325
Income before equity in undistributed
income of the Bank		4,630	2,856	23,077
Equity in undistributed income of the Bank		16,299	12,696	(8,229)
NET INCOME		$20,929	$15,552	$14,848
COMPREHENSIVE INCOME		$18,057	$14,417	$15,649

		Year ended June 30,
Condensed Statements of Cash Flow	(dollars in thousands)	2018	2017	2016
Cash Flows from operating activities:
Net income		$20,929	$15,552	$14,848
Changes in:
Equity in undistributed income of the Bank		(16,299)	(12,696)	8,229
Other adjustments, net		40	412	401
NET CASH PROVIDED BY OPERATING ACTIVITES		4,670	3,268	23,478

Cash flows from investing activities:
Proceeds from sale of real estate		-	-	2,407
Investments in Bank subsidiaries		(3,488)	(11,062)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(3,488)	(11,062)	2,407

Cash flows from financing activities:
Dividends on preferred stock		-	-	(135)
Dividends on common stock		(3,827)	(2,981)	(2,675)
Exercise of stock options		172	61	99
Redemption of preferred stock		-	-	(20,000)
Proceeds from issuance of common stock		-	24,144	-
Proceeds from issuance of long term debt		-	15,000	-
Repayments of long term debt		-	(15,650)	-
Injection of capital to subsidiary		-	(6,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(3,655)	14,574	(22,711)

Net increase (decrease) in cash and cash equivalents		(2,473)	6,780	3,174
Cash and cash equivalents at beginning of year		10,856	4,076	902
CASH AND CASH EQUIVALENTS AT END OF YEAR		$8,383	$10,856	$4,076

NOTE 21:  Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2018
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$18,411	$19,231	$19,385	$20,147
Interest expense	3,308	3,528	3,710	4,245

Net interest income	15,103	15,703	15,675	15,902

Provision for loan losses	868	642	550	987
Noninterest income	3,271	3,174	3,870	3,556
Noninterest expense	10,755	10,519	11,927	11,274
Income before income taxes	6,751	7,716	7,068	7,197
Income tax expense	1,889	2,546	1,810	1,558
NET INCOME	$4,862	$5,170	$5,258	$5,639

	June 30, 2017
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$15,105	$15,083	$14,955	$16,345
Interest expense	2,529	2,510	2,523	2,804

Net interest income	12,576	12,573	12,432	13,541

Provision for loan losses	925	656	376	383
Noninterest income	2,575	2,700	2,925	2,884
Noninterest expense	9,159	8,706	9,564	10,823
Income before income taxes	5,067	5,911	5,417	5,219
Income tax expense	1,358	1,735	1,463	1,506
NET INCOME	$3,709	$4,176	$3,954	$3,713

	June 30, 2016
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,972	$14,235	$13,849	$14,261
Interest expense	2,266	2,335	2,341	2,423

Net interest income	11,706	11,900	11,508	11,838

Provision for loan losses	618	496	563	817
Noninterest income	2,202	2,791	2,178	2,587
Noninterest expense	7,990	8,166	8,257	8,273
Income before income taxes	5,300	6,029	4,866	5,335
Income tax expense	1,665	1,820	1,544	1,653
NET INCOME	$3,635	$4,209	$3,322	$3,682

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control Over Financial Reporting
The management of Southern Missouri Bancorp, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of June 30, 2018, the Company's internal control over financial reporting was effective based on those criteria.
Date: September 13, 2018	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors
   and Audit Committee
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting
We have audited Southern Missouri Bancorp, Inc.'s (the "Company") internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control – Integrated Framework: (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control – Integrated Framework: (1992) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated September 13, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/sig/ BKD, LLP
Decatur, Illinois
September 13, 2018

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2018, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.
PART III
Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act and Corporate Governance
Directors
Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading "Executive Officers."
Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Black, Schalk, Brooks, Robison, Tooley, and Hensley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2018, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.
Section 16(a) Compliance
Information concerning Section 16(a) Compliance required by this item is incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.
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

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.
The following table sets forth information as of June 30, 2018, with respect to compensation plans under which shares of common stock may be issued.
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	33,500		$22.18	431,500	(1)
Equity Compensation Plans Not Approved By Security Holders	---	$	---	---

	33,500		$22.18	431,500

(1) ) Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 431,500 shares remaining available for future awards under the plan, as of June 30, 2018, reflects the 500,000 shares originally available under the shares authorization, less awards of 13,500 option shares and 22,500 full value shares (counted on a 2.5-for-1 basis, or 56,250), plus forfeitures of 500 full value shares (counted on a 2.5-for-1 basis, or 1,250 shares).

Item 13.    Certain Relationships, Related Transactions, and Director Independence
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14.    Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.          Exhibits and Financial Statement Schedules
(a)(1)          Financial Statements:
The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2018 and 2017
Consolidated Statements of Income for the Years Ended June 30, 2018, 2017, and 2016
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended June 30, 2018, 2017, and 2016
Notes to the Consolidated Financial Statements, June 30, 2018, 2017, and 2016

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

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	2008 Equity Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	2.	2003 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	3.	1994 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)(P)
	4.	Management Recognition and Development Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)(P)
	5.	Employment Agreements
(i) Employment Agreement with Greg A. Steffens (files as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999)(P)
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
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangements for 2017
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2011)
14.1	Amended Code of Conduct and Ethics (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2018	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 13, 2018

By:	/s/ L. Douglas Bagby L. Douglas Bagby Vice Chairman and Director	September 13, 2018

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 13, 2018

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 13, 2018

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 13, 2018

By:	/s/ Charles R. Love Charles R. Love Director	September 13, 2018

By:	/s/ John R. Abercrombie John R. Abercrombie Director	September 13, 2018

By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 13, 2018

By:	/s/ David J. Tooley David J. Tooley Director	September 13, 2018

By:	/s/ Todd E. Hensley Todd E. Hensley Director	September 13, 2018

By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2018

Index to Exhibits
Regulation S-K Exhibit Number	Document

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2018

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

14.1	Amended Code of Conduct and Ethics
21	Subsidiaries of the Registrant

23	Consent of Auditors

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications