Form 10-Q
period 2018-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2018-11-09
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-23406
Southern Missouri Bancorp, Inc.(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or jurisdiction of incorporation)	(IRS employer id. no.)

2991 Oak Grove Road, Poplar Bluff, MO	63901
(Address of principal executive offices)	(Zip code)

(573) 778-1800Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2018
Common Stock, Par Value $.01	8,995,884 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND JUNE 30, 2018

(dollars in thousands)	September 30, 2018	June 30, 2018
Assets	(unaudited)

Cash and cash equivalents	$22,130	$26,326
Interest-bearing time deposits	1,956	1,953
Available for sale securities	144,625	146,325
Stock in FHLB of Des Moines	7,441	5,661
Stock in Federal Reserve Bank of St. Louis	3,566	3,566
Loans receivable, net of allowance for loan losses of $18,790 and $18,214 at September 30, 2018 and June 30, 2018, respectively	1,624,156	1,563,380
Accrued interest receivable	9,612	7,992
Premises and equipment, net	54,669	54,832
Bank owned life insurance – cash surrender value	37,794	37,547
Goodwill	13,078	13,078
Other intangible assets, net	6,556	6,918
Prepaid expenses and other assets	18,045	18,537
Total assets	$1,943,628	$1,886,115

Liabilities and Stockholders' Equity
Deposits	$1,591,126	$1,579,902
Securities sold under agreements to repurchase	3,631	3,267
Advances from FHLB of Des Moines	118,307	76,652
Note payable	3,000	3,000
Accounts payable and other liabilities	5,142	6,449
Accrued interest payable	1,391	1,206
Subordinated debt	14,969	14,945
Total liabilities	1,737,566	1,685,421

Common stock, $.01 par value; 12,000,000 shares authorized; 8,995,884 and 8,996,584 shares issued, respectively, at September 30, 2018 and June 30, 2018	90	90
Additional paid-in capital	83,437	83,413
Retained earnings	125,167	119,536
Accumulated other comprehensive income (loss)	(2,632)	(2,345)
Total stockholders' equity	206,062	200,694
Total liabilities and stockholders' equity	$1,943,628	$1,886,115

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Three months ended
	September 30,
	2018	2017
(dollars in thousands except per share data)

INTEREST INCOME:
Loans	$20,916	$17,455
Investment securities	517	529
Mortgage-backed securities	584	417
Other interest-earning assets	25	10
Total interest income	22,042	18,411
INTEREST EXPENSE:
Deposits	4,009	2,862
Securities sold under agreements to repurchase	8	14
Advances from FHLB of Des Moines	599	226
Note payable	35	28
Subordinated debt	224	178
Total interest expense	4,875	3,308
NET INTEREST INCOME	17,167	15,103
PROVISION FOR LOAN LOSSES	682	868
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,485	14,235
NONINTEREST INCOME:
Deposit account charges and related fees	1,224	1,168
Bank card interchange income	1,063	869
Loan late charges	94	113
Loan servicing fees	159	180
Other loan fees	337	388
Net realized gains on sale of loans	179	203
Earnings on bank owned life insurance	246	233
Other income	128	117
Total noninterest income	3,430	3,271
NONINTEREST EXPENSE:
Compensation and benefits	6,047	5,932
Occupancy and equipment, net	2,470	2,309
Deposit insurance premiums	138	119
Legal and professional fees	256	252
Advertising	315	238
Postage and office supplies	152	197
Intangible amortization	396	348
Bank card network expense	495	367
Other operating expense	1,180	993
Total noninterest expense	11,449	10,755
INCOME BEFORE INCOME TAXES	8,466	6,751
INCOME TAXES	1,666	1,889
NET INCOME	$6,800	$4,862

Basic earnings per common share	$0.76	$0.57
Diluted earnings per common share	$0.76	$0.56
Dividends per common share	$0.13	$0.11

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Three months ended
	September 30,
	2018	2017

(dollars in thousands)
Net income	$6,800	$4,862
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(378)	23
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	-	11
Tax benefit (expense)	91	(12)
Total other comprehensive income (loss)	(287)	22
Comprehensive income	$6,513	$4,884

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Three months ended September 30,
(dollars in thousands)	2018	2017
Cash Flows From Operating Activities:
Net Income	$6,800	$4,862
Items not requiring (providing) cash:
Depreciation	777	778
Loss (gain) on disposal of fixed assets	8	(4)
Stock option and stock grant expense	23	20
Loss (gain) on sale/write-down of REO	22	(28)
Amortization of intangible assets	396	348
Accretion of purchase accounting adjustments	(1,159)	(404)
Increase in cash surrender value of bank owned life insurance (BOLI)	(247)	(233)
Provision for loan losses	682	868
Net amortization of premiums and discounts on securities	230	272
Originations of loans held for sale	(7,420)	(6,876)
Proceeds from sales of loans held for sale	7,936	6,799
Gain on sales of loans held for sale	(179)	(203)
Changes in:
Accrued interest receivable	(1,620)	(1,536)
Prepaid expenses and other assets	1,434	2,711
Accounts payable and other liabilities	(902)	(2,929)
Deferred income taxes	6	6
Accrued interest payable	185	77
Net cash provided by operating activities	6,972	4,528

Cash flows from investing activities:
Net increase in loans	(62,129)	(52,814)
Net change in interest-bearing deposits	(4)	-
Proceeds from maturities of available for sale securities	5,748	4,224
Net purchases of Federal Home Loan Bank stock	(1,780)	(1,644)
Net purchases of Federal Reserve Bank of St. Louis stock	-	(836)
Purchases of available-for-sale securities	(4,655)	(7,726)
Purchases of premises and equipment	(622)	(1,383)
Investments in state & federal tax credits	(231)	(3,784)
Proceeds from sale of fixed assets	-	647
Proceeds from sale of foreclosed assets	421	431
Net cash used in investing activities	(63,252)	(62,885)

Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(36,827)	24,271
Net increase (decrease) in certificates of deposits	48,067	(8,164)
Net increase (decrease) in securities sold under agreements to repurchase	364	(3,585)
Proceeds from Federal Home Loan Bank advances	192,550	487,050
Repayments of Federal Home Loan Bank advances	(150,900)	(445,950)
Common stock issued	-	(4)
Dividends paid on common stock	(1,170)	(945)
Net cash provided by financing activities	52,084	52,673

Decrease in cash and cash equivalents	(4,196)	(5,684)
Cash and cash equivalents at beginning of period	26,326	30,786
Cash and cash equivalents at end of period	$22,130	$25,102

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,495	$701
Conversion of loans to repossessed assets	11	25

Cash paid during the period for:
Interest (net of interest credited)	$1,005	$656
Income taxes	310	480
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company's June 30, 2018, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company's consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by SB Real Estate Investments, LLC, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At September 30, 2018, assets of the REIT were approximately $615 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1.3 million and $3.4 million at September 30 and June 30, 2018, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC's deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Intangible Assets.  The Company's intangible assets at September 30, 2018 included gross core deposit intangibles of $10.6 million with $5.6 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.6 million.  At June 30, 2018, the Company's intangible assets included gross core deposit intangibles of $10.6 million with $5.2 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.5 million. The Company's core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $932,000 in the remainder of fiscal 2019, $1.2 million in fiscal 2020, $716,000 in fiscal 2021, $674,000 in fiscal 2022, $674,000 in fiscal 2023, and $802,000 thereafter.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss)  includes unrealized appreciation (depreciation) on available-for-sale securities, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, and changes in the funded status of defined benefit pension plans.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Subtopic 718): Scope of Modification Accounting.  The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  Under the new guidance, an entity should account for the effects of a modification unless all of the following are the same immediately before and after the change: (1) the fair value of the modified award, (2) the vesting conditions of the modified award, and (3) the classification of the modified award as either an equity or liability instrument.  ASU 2017-09 was effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively to awards modified on or after the adoption date.  The adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash payments.  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, with the objective of reducing the diversity in practice.  The Update addresses eight specific cash flow issues.  For public companies, the ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied retrospectively.  There has been no material impact on the Company's consolidated financial statements due to the adoption of this standard in the first quarter of fiscal 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact, if any, this new guidance will have on the Company's consolidated financial statements, but cannot yet reasonably estimate the impact of adoption.  The Company has formed a working group of key personnel responsible for the allowance for loan losses estimate and has initiated its evaluation of the data and systems requirements of adoption of the Update.  The group has determined that purchasing third party software will be the most effective method to comply with the requirements, and has evaluated several outside vendors.  The group provided a recommendation to purchase Sageworks software, which was approved by the Board, and purchased in June 2018.  Loan data files as of June 30, 2018 have been imported into the testing environment within the Sageworks software, and sample testing is complete.  Training is expected to be completed by the end of the second quarter of fiscal 2019,  with a goal to run parallel calculations shortly thereafter .

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10).  The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 on recognition of financial assets and financial liabilities.  ASU 2016-01 became effective for the Company in the first quarter of fiscal 2019 and continues to have no material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606- performance obligations and the licensing implementation guidance.  Neither of the two updates changed the core principle of the guidance in Topic 606.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), to provide narrow-scope improvements and practical expedients to ASU 2015-14.   ASU 2015-04 became effective for the Company in the first quarter of fiscal 2019 and continues to have no material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$8,269	$-	$(133)	$8,136
State and political subdivisions	41,321	149	(626)	40,844
Other securities	5,278	33	(131)	5,180
Mortgage-backed GSE residential	93,177	1	(2,713)	90,465
Total investments and mortgage-backed securities	$148,045	$183	$(3,603)	$144,625

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$9,513	$-	$(128)	$9,385
State and political subdivisions	41,862	230	(480)	41,612
Other securities	5,284	61	(193)	5,152
Mortgage-backed GSE residential	92,708	1	(2,533)	90,176
Total investments and mortgage-backed securities	$149,367	$292	$(3,334)	$146,325

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2018
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$4,145	$4,122
After one year but less than five years	14,420	14,255
After five years but less than ten years	19,505	19,327
After ten years	16,798	16,456
Total investment securities	54,868	54,160
Mortgage-backed securities	93,177	90,465
Total investments and mortgage-backed securities	$148,045	$144,625

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $118.9 million at September 30, 2018 and $124.2 million at June 30, 2018.  The securities pledged consist of marketable securities, including $6.1 million and $8.4 million of U.S. Government and Federal Agency Obligations, $38.7 million and $39.8 million of Mortgage-Backed Securities, $39.6 million and $41.5 million of Collateralized Mortgage Obligations, $34.2 million and $34.2 million of State and Political Subdivisions Obligations, and $300,000 and $300,000 of Other Securities at September 30 and June 30, 2018, respectively.

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2018:

	September 30, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$4,710	$61	$3,426	$72	$8,136	$133
Obligations of state and political subdivisions	18,087	307	9,317	319	27,404	626
Other securities	996	4	1,067	127	2,063	131
Mortgage-backed securities	67,495	1,672	22,906	1,041	90,401	2,713
Total investments and mortgage-backed securities	$91,288	$2,044	$36,716	$1,559	$128,004	$3,603

	June 30, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$5,957	$58	$3,427	$70	$9,384	$128
Obligations of state and political subdivisions	14,861	224	8,526	256	23,387	480
Other securities	982	10	1,109	183	2,091	193
Mortgage-backed securities	65,863	1,513	24,187	1,020	90,050	2,533
Total investments and mortgage-backed securities	$87,663	$1,805	$37,249	$1,529	$124,912	$3,334

Other securities.  At September 30, 2018, there were two pooled trust preferred securities with an estimated fair value of $850,000 and unrealized losses of $121,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The September 30, 2018, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.4 percent, annually, annual defaults averaging 64 basis points, and a recovery rate averaging 6.9 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

The Company does not believe any other individual unrealized loss as of September 30, 2018, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly."  The following table provides information about the security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended September 30, 2018 and 2017.

	Accumulated Credit Losses
	Three-Month Period Ended
(dollars in thousands)	September 30,
	2018	2017
Credit losses on debt securities held
Beginning of period	$-	$340
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	(3)
End of period	$-	$337

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2018	June 30, 2018
Real Estate Loans:
Residential	$454,020	$450,919
Construction	117,759	112,718
Commercial	728,082	704,647
Consumer loans	77,768	78,571
Commercial loans	310,587	281,272
	1,688,216	1,628,127
Loans in process	(45,268)	(46,533)
Deferred loan fees, net	(2)	-
Allowance for loan losses	(18,790)	(18,214)
Total loans	$1,624,156	$1,563,380

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company's average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At September 30, 2018, construction loans outstanding included 72 loans, totaling $13.8 million, for which a modification had been agreed to.  At June 30, 2018, construction loans outstanding included 72 loans, totaling $12.5 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30 and June 30, 2018, and activity in the allowance for loan losses for the three-month periods ended  September 30, 2018 and 2017:

	At period end and for the three months ended September 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	122	196	35	92	237	682
Losses charged off	-	-	(95)	(17)	-	(112)
Recoveries	1	-	-	4	1	6
Balance, end of period	$3,349	$1,293	$8,733	$981	$4,434	$18,790
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,349	$1,293	$8,733	$981	$4,434	$18,790
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$452,170	$71,194	$721,234	$77,768	$309,784	$1,632,150
Ending Balance: loans acquired with deteriorated credit quality	$1,850	$1,297	$6,848	$-	$803	$10,798

	At period end and for the three months ended September 30, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	93	1	581	84	109	868
Losses charged off	(23)	-	-	(29)	-	(52)
Recoveries	-	-	-	3	-	3
Balance, end of period	$3,300	$965	$7,649	$815	$3,628	$16,357
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,300	$965	$7,649	$815	$3,628	$16,357
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	At June 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	184	142	1,779	251	691	3,047
Losses charged off	(190)	(9)	(56)	(129)	(22)	(406)
Recoveries	2	-	2	23	8	35
Balance, end of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Ending Balance: individually evaluated for impairment	$-	$-	$399	$-	$351	$750
Ending Balance: collectively evaluated for impairment	$3,226	$1,097	$8,394	$902	$3,845	$17,464
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$660	$-	$580	$1,240
Ending Balance: collectively evaluated for impairment	$447,706	$64,888	$696,377	$78,571	$278,241	$1,565,783
Ending Balance: loans acquired with deteriorated credit quality	$3,213	$1,297	$7,610	$-	$2,451	$14,571

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

The following tables present the credit risk profile of the Company's loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30 and June 30, 2018. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company's standards for such classification:

	September 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$448,051	$72,467	$705,386	$77,582	$308,380
Watch	1,566	-	16,650	57	979
Special Mention	75	-	-	26	-
Substandard	4,328	24	6,005	103	626
Doubtful	-	-	41	-	602
Total	$454,020	$72,491	$728,082	$77,768	$310,587

	June 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$443,916	$66,160	$691,188	$78,377	$277,568
Watch	1,566	-	7,004	111	374
Special Mention	75	-	926	27	69
Substandard	5,362	25	4,869	56	2,079
Doubtful	-	-	660	-	1,182
Total	$450,919	$66,185	$704,647	$78,571	$281,272

The above amounts include purchased credit impaired loans. At September 30, 2018, purchased credited impaired loans comprised $7.6 million of credits rated "Pass"; $2.4 million of credits rated "Watch"; none rated "Special Mention"; $800,000 of credits rated "Substandard"; and none rated "Doubtful". At June 30, 2018,  purchased credit impaired loans accounted for $7.8 million of credits rated "Pass"; $3.1 million of credits  rated "Watch"; none rated "Special Mention"; $3.7 million of credits rated "Substandard"; and none rated "Doubtful".

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

The following tables present the Company's loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2018.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company's standards for such classification:

	September 30, 2018
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,395	$234	$3,074	$4,703	$449,317	$454,020	$-
Construction	-	-	-	-	72,491	72,491	-
Commercial	1,505	165	1,060	2,730	725,352	728,082	-
Consumer loans	405	115	181	701	77,067	77,768	-
Commercial loans	436	56	219	711	309,876	310,587	-
Total loans	$3,741	$570	$4,534	$8,845	$1,634,103	$1,642,948	$-

	June 30, 2018
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$749	$84	$4,089	$4,922	$445,997	$450,919	$-
Construction	-	-	-	-	66,185	66,185	-
Commercial	1,100	290	1,484	2,874	701,773	704,647	-
Consumer loans	510	33	146	689	77,882	78,571	-
Commercial loans	134	90	707	931	280,341	281,272	-
Total loans	$2,493	$497	$6,426	$9,416	$1,572,178	$1,581,594	$-

At September 30, 2018 there were no purchased credit impaired loans that were greater than 90 days past due.  At June 30, 2018 there were two purchased credit impaired loans with net fair value of $1.1 million that were greater than 90 days past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2018. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2018
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$2,449	$2,686	$-
Construction real estate	1,322	1,491	-
Commercial real estate	14,448	15,478	-
Consumer loans	11	11	-
Commercial loans	1,352	1,369	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$2,449	$2,686	$-
Construction real estate	$1,322	$1,491	$-
Commercial real estate	$14,448	$15,478	$-
Consumer loans	$11	$11	$-
Commercial loans	$1,352	$1,369	$-

	June 30, 2018
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,820	$4,468	$-
Construction real estate	1,321	1,569	-
Commercial real estate	14,052	15,351	-
Consumer loans	25	25	-
Commercial loans	2,787	3,409	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	660	660	399
Consumer loans	-	-	-
Commercial loans	580	580	351
Total:
Residential real estate	$3,820	$4,468	$-
Construction real estate	$1,321	$1,569	$-
Commercial real estate	$14,712	$16,011	$399
Consumer loans	$25	$25	$-
Commercial loans	$3,367	$3,989	$351
The above amounts include purchased credit impaired loans. At September 30, 2018, purchased credit impaired loans comprised $10.8 million of impaired loans without a specific valuation allowance.  At June 30, 2018, purchased credit impaired loans comprised $14.6 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,531	$33
Construction Real Estate	1,297	101
Commercial Real Estate	7,229	370
Consumer Loans	-	-
Commercial Loans	1,628	616
Total Loans	$12,685	$1,120

	For the three-month period ended
	September 30, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,468	$67
Construction Real Estate	1,334	39
Commercial Real Estate	11,277	246
Consumer Loans	-	-
Commercial Loans	3,801	58
Total Loans	$19,880	$410

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2018 and 2017, was immaterial.

For the three-month period ended September 30, 2018, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $945,000, as compared to $78,000, for the three-month period ended September 30, 2017.

The following table presents the Company's nonaccrual loans at September 30 and June 30, 2018. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

(dollars in thousands)	September 30, 2018	June 30, 2018
Residential real estate	$5,060	$5,913
Construction real estate	24	25
Commercial real estate	1,657	1,962
Consumer loans	211	209
Commercial loans	605	1,063
Total loans	$7,557	$9,172

The above amounts include purchased credit impaired loans.  At September 30 and June 30, 2018, purchased credit impaired loans comprised $0 and $1.1 million of nonaccrual loans, respectively.

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

During the three-month periods ended September 30, 2018 and 2017, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2018		September 30, 2017
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	2	922	-	-
Consumer loans	-	-	-	-
Commercial loans	1	69	-	-
Total	3	$991	-	$-

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2018, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2018		June 30, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	11	$625	12	$800
Construction real estate	-	-	-	-
Commercial real estate	16	9,202	13	8,084
Consumer loans	-	-	1	14
Commercial loans	8	1,341	8	2,787
Total	35	$11,168	34	$11,685

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30 and June 30, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $1.0 million and $472,000, respectively. In addition, as of September 30 and June 30, 2018, we had residential mortgage loans and home equity loans with a carrying value of $425,000 and $331,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in transfers during the fiscal years ended June 30, 2011, June 30, 2015 and June 30, 2017, of which certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2018. The amount of these loans is shown below:

(dollars in thousands)	September 30, 2018	June 30, 2018
Residential real estate	$2,087	$3,861
Construction real estate	1,467	1,544
Commercial real estate	7,878	8,909
Consumer loans	-	-
Commercial loans	820	3,073
Outstanding balance	$12,252	$17,387
Carrying amount, net of fair value adjustment of $1,453 and $2,816 at September 30, 2018, and June 30, 2018, respectively	$10,799	$14,571

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	September 30, 2018	September 30, 2017
Balance at beginning of period	$589	$609
Additions	-	-
Accretion	(945)	(78)
Reclassification from nonaccretable difference	865	89
Disposals	(204)	-
Balance at end of period	$305	$620

During the three-month periods ended September 30, 2018 and September 30, 2017, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2018	June 30, 2018
Non-interest bearing accounts	$199,120	$203,517
NOW accounts	537,183	569,005
Money market deposit accounts	121,834	116,389
Savings accounts	151,471	157,540
Certificates	581,518	533,451
Total Deposit Accounts	$1,591,126	$1,579,902

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2018	2017

(dollars in thousands except per share data)
Net income available to common shareholders	$6,800	$4,862

Average Common shares – outstanding basic	8,996,321	8,591,363
Stock options under treasury stock method	10,194	28,799
Average Common shares – outstanding diluted	9,006,515	8,620,162

Basic earnings per common share	$0.76	$0.57
Diluted earnings per common share	$0.76	$0.56

At September 30, 2018 and 2017, no options outstanding had an exercise price exceeding the market price.

Note 8: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years before 2011. The Company recognized no interest or penalties related to income taxes.

The Company's income tax provision is comprised of the following components:

	For the three-month period ended
(dollars in thousands)	September 30, 2018	September 30, 2017
Income taxes
Current	$1,660	$1,883
Deferred	6	6
Total income tax provision	$1,666	$1,889

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	September 30, 2018	June 30, 2018
Deferred tax assets:
Provision for losses on loans	$4,299	$4,418
Accrued compensation and benefits	568	708
NOL carry forwards acquired	259	273
Minimum Tax Credit	130	130
Unrealized loss on other real estate	140	124
Unrealized loss on available for sale securities	821	730
Losses and credits from LLC's	1,003	1,003
Total deferred tax assets	7,220	7,386

Deferred tax liabilities:
Purchase accounting adjustments	1,125	949
Depreciation	1,333	1,475
FHLB stock dividends	130	130
Prepaid expenses	86	98
Other	54	327
Total deferred tax liabilities	2,728	2,979

Net deferred tax asset	$4,492	$4,407

As of September 30, 2018 the Company had approximately $1.1 million and $2.5 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc. (Capaha Bank).  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax is shown below:

	For the three-month period ended
(dollars in thousands)	September 30, 2018	September 30, 2017
Tax at statutory rate	$1,778	$2,363
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(73)	(139)
State tax, net of Federal benefit	122	96
Cash surrender value of Bank-owned life insurance	(52)	(82)
Tax credit benefits	(68)	(224)
Other, net	(41)	(125)
Actual provision	$1,666	$1,889

For the three month period  ended September 30, 2018, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR), compared to 35% for the three month period ended September 30, 2017, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduced the corporate Federal income tax rate for the Company from 35% to 21%, and for the fiscal year ended June 30, 2018, the Company was administratively subject to a 28.1% AETR.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company's financial statements for the quarter ended December 31, 2017, and for the twelve months ended June 30, 2018.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's June 30, 2018 income tax returns, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2018; for fiscal 2019, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three-month period ended September 30, 2018, retirement plan expenses recognized for the Plan totaled approximately $341,000, as compared to $279,000 for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At September 30, 2018, the current rate was 5.08%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at September 30 and June 30, 2018.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC's subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.1 million at September 30 and June 30, 2018.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and June 30, 2018:

	Fair Value Measurements at September 30, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$8,136	$-	$8,136	$-
State and political subdivisions	40,844	-	40,844	-
Other securities	5,180	-	5,180	-
Mortgage-backed GSE residential	90,465	-	90,465	-

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$9,385	$-	$9,385	$-
State and political subdivisions	41,612	-	41,612	-
Other securities	5,152	-	5,152	-
Mortgage-backed GSE residential	90,176	-	90,176	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2018:

Fair Value Measurements at September 30, 2018, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$4,977	$-	$-	$4,977

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$490	$-	$-	$490
Foreclosed and repossessed assets held for sale	3,924	-	-	3,924

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2018 and 2017:

	For the three months ended
(dollars in thousands)	September 30, 2018	September 30, 2017
Foreclosed and repossessed assets held for sale	$(115)	$(6)
Total (losses) gains on assets measured on a non-recurring basis	$(115)	$(6)

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

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan's fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  There were no loans measured at fair value on a nonrecurring basis at September 30, 2018 or June 30, 2018.

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

(dollars in thousands)	Fair value at September 30, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$4,977	Third party appraisal	Marketability discount	0.0% - 60.3%	27.0%

(dollars in thousands)	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$490	Internal Valuation	Discount to reflect realizable value	n/a
Foreclosed and repossessed assets	$3,924	Third party appraisal	Marketability discount	0.0% - 65.9%	32.3%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company's financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2018.

	September 30, 2018
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$22,130	$22,130	$-	$-
Interest-bearing time deposits	1,956	-	1,956	-
Stock in FHLB	7,441	-	7,441	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,624,156	-	-	1,607,091
Accrued interest receivable	9,612	-	9,612	-
Financial liabilities
Deposits	1,591,126	1,009,612	-	577,483
Securities sold under agreements to repurchase	3,631	-	3,631	-
Advances from FHLB	118,307	104,900	13,356	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,391	-	1,391	-
Subordinated debt	14,969	-	-	14,409
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2018
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$26,326	$26,326	$-	$-
Interest-bearing time deposits	1,953	-	1,953	-
Stock in FHLB	5,661	-	5,661	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,563,380	-	-	1,556,466
Accrued interest receivable	7,992	-	7,992	-
Financial liabilities
Deposits	1,579,902	1,046,491	-	529,297
Securities sold under agreements to repurchase	3,267	-	3,267	-
Advances from FHLB	76,652	66,550	10,110	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,206	-	1,206	-
Subordinated debt	14,945	-	-	14,382
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents and interest-bearing time deposits are valued at their carrying amounts, which approximates book value. Stock in FHLB and the Federal Reserve Bank of St. Louis is valued at cost, which approximates fair value. For September 30, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments, discount spreads, credit loss and liquidity premiums. For June 30, 2018, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. Non-maturity deposits and securities sold under agreements are valued at their carrying value, which approximates fair value. Fair value of advances from the FHLB is estimated by discounting maturities using an estimate of the current market for similar instruments. The fair value of subordinated debt is estimated using rates currently available to the Company for debt with similar terms and maturities. The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The carrying amount of notes payable approximates fair value.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 12:  Business Combinations

On June 12, 2018 the Company announced the signing of an agreement and plan of merger whereby Gideon Bancshares Company ("Gideon"), and its wholly owned subsidiary, First Commercial Bank ("First Commercial"), will be acquired by the Company in a stock and cash transaction valued at approximately $23.2 million, (representing 97.5% of Gideon's anticipated capital, as adjusted, at closing). At September 30, 2018, Gideon held consolidated assets of $217.0 million, loans, net, of $147.7 million, and deposits of $162.2 million. The transaction is expected to close in the fourth quarter of calendar year 2018, subject to satisfaction of customary closing conditions. The acquired financial institution is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Gideon in the fourth quarter of calendar year 2018.  Through September 30, 2018, the Company incurred $208,000 of third-party acquisition-related costs, with $133,000 being included in noninterest expense in the Company's consolidated statement of income for the three months ended September 30, 2018.

PART I:  Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company's earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank's deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2018, the Bank operated from its headquarters, 37 full-service branch offices, and three limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 36 of its other branch offices.  The remaining four branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company's condensed consolidated financial condition at September 30, 2018, and results of operations for the three-month periods ended September 30, 2018 and 2017.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward‑looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•
expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2018 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" beginning on page 54 in the Company's 2018 Annual Report.

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

During the first three months of fiscal 2019, we grew our balance sheet by $57.5 million. Balance sheet growth was primarily attributable to loan growth, as loans, net of the allowance for loan losses, increased $60.8 million. Available-for-sale (AFS) securities decreased $1.7 million, and cash equivalents and time deposits decreased a combined $4.2 million. Deposits increased $11.2 million. During the fiscal year to date, the Company has experienced a decrease of $22.6 million in public unit deposits, a $37.9 increase in traditional brokered certificates of deposit, and an increase of $901,000 in brokered nonmaturity deposits. This discussion of brokered deposits excludes those originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. Securities sold under agreements to repurchase increased $364,000, and advances from the Federal Home Loan Bank (FHLB) increased $41.7 million, primarily attributable to the Company's use of overnight funding to provide for loan growth in excess of deposit growth. Equity increased $5.4 million, attributable to retention of net income, partially offset by dividends paid on common stock and a decrease in other comprehensive income.

Net income for the first three months of fiscal 2019 was $6.8 million, an increase of $1.9 million, or 39.9% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company's increase in net income was the result of increases in net interest income, a decrease in provision for income taxes and provision for loan losses, and an increase in noninterest income, partially offset by an increase in noninterest expense. Diluted net income available to common shareholders was $.76 per share for the first three months of fiscal 2019, as compared to $.56 per share for the same period of the prior fiscal year. For the first three months of fiscal 2019, net interest income increased $2.1 million, or 13.7%; provision for income taxes decreased $223,000, or 11.8%; provision for loan losses decreased $186,000, or 21.4%; noninterest income increased $159,000, or 4.9%; and noninterest expense increased $694,000, or 6.5%, as compared to the same period of the prior fiscal year. For more information see "Results of Operations."

Interest rates during the first three months of fiscal 2019 generally moved higher, while the yield curve flattened somewhat further, with less spread between shorter- and longer-term rates, relative to recent history. At September 30, 2018, as compared to June 30, 2018, the yield on two-year treasuries moved up from 2.52% to 2.81%; the yield on five-year treasuries moved up from 2.73% to 2.94%; the yield on ten-year treasuries moved up from 2.85% to 3.05%; and the yield on 30-year treasuries moved up from 2.98% to 3.19%. The spread between two- and ten-year treasuries dropped from 33 to 24 basis points. As compared to the first three months of the prior fiscal year, our average yield on earning assets increased by 41 basis points, helped in part by discount accretion recognized due to resolution of acquired impaired lending relationships, but also as we originated and renewed loans at higher market rates reflecting recent increases by the Federal Reserve's Open Market Committee (FOMC) (see "Results of Operations: Comparison of the three-month periods ended September 30, 2018 and 2017 – Net Interest Income"). The FOMC increased targeted overnight rates by 25 basis points in each of June 2018, just prior to the beginning of the current three-month period, and September 2018, just prior to the ending of the current three month period. In December 2015, the FOMC began the current increasing rate cycle, increasing targeted overnight rates by 25 basis points, which was the first increase since the financial crisis that began in 2008. In December 2016, a second quarter-point increase was effected, followed by three increases of a quarter point each in 2017, and three increases of a quarter point each thus far in 2018.  The Company has considered the measured increase in market interest rates to generally be favorable, however, the flattening yield curve remains concerning, especially as funding cost increases have picked up in recent quarters. Our average cost of interest-bearing deposits increased by 29 basis points, and our average cost of interest-bearing liabilities increased 34 basis points, when comparing the current three-month period with the same period of the prior fiscal year.

Our net interest margin increased 13 basis points when comparing the first three months of fiscal 2019 to the same period of the prior fiscal year. The improvement was attributable primarily to higher yields noted above, partially offset by an increased cost of funds. Net interest income in the first three months of fiscal 2019 resulting from the accretion of the discount (and a smaller premium on acquired time deposits) attributable to the 2014 acquisition of Peoples Bank of the Ozarks (the Peoples Acquisition), the 2017 acquisition of Capaha Bank (the Capaha Acquisition), and the 2018 acquisition of Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition) totaled $1.2 million, as compared to $465,000 in the first three months of fiscal 2018. In the current period, this component of net interest income contributed 27 basis points to the net interest margin, an increase from a contribution of 12 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay, though the SMB-Marshfield Acquisition partially offsets that decline, as there was no comparable item in the same period a year ago. However, resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in the current period, as well as in the second and third quarters of fiscal 2018. The Company generally expects this component of net interest income to decline.

The Company's net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-

related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2018, noninterest income increased $159,000, or 4.9%, as compared to the same period of the prior fiscal year, attributable primarily to bank card interchange income and deposit account service charges, partially offset by reductions in loan fees, loan servicing fees, loan late charges, and gains realized on the sale of residential real estate loans originated for sale into the secondary market. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition. Loan servicing fees and gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased primarily as a result of a reduction in this type of loan origination, attributable to the increase in market interest rates and associated declines in refinancing activity. Noninterest expense for the three-month period ended September 30, 2018, increased $694,000, or 6.5%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in occupancy expenses, bank card network expense, compensation and benefits, advertising, and other expenses, including expenses related to and losses on the disposition of foreclosed real estate, as well as higher expenses related to electronic banking. Bank card network expenses and expenses related to internet banking have increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition. Occupancy expenses, compensation and benefits, and advertising expenses increased as a result of continued growth in our organization's operations, and were attributable in part to the SMB-Marshfield Acquisition. Charges related to merger and acquisition activity totaled $175,000 in the current fiscal year to date, as compared to $222,000 in the same period of the prior fiscal year.

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

Comparison of Financial Condition at September 30 and June 30, 2018

The Company experienced balance sheet growth in the first three months of fiscal 2019, with total assets of $1.9 billion at September 30, 2018, reflecting an increase of $57.5 million, or 3.0%, as compared to June 30, 2018.  Asset growth was comprised mainly of loan growth.

Available for sale securities were $144.6 million at September 30, 2018, a decrease of $1.7 million, or 1.2%, as compared to June 30, 2018. Cash equivalents and time deposits were a combined $24.1 million, a decrease of $4.2 million, or 14.8%, as compared to June 30, 2018.

Loans, net of the allowance for loan losses, were $1.6 billion at September 30, 2018, an increase of $60.8 million, or 3.9%, as compared to June 30, 2018. The portfolio saw growth in commercial loans, commercial real estate loans, drawn balances in construction loans, and residential real estate loans, partially offset by a decline in consumer loans. The increase in commercial loan balances was attributable to growth in commercial & industrial lending, and agricultural operating loans. The Company typically experiences stronger loan growth in the first fiscal quarter due to seasonality of agricultural financing. Commercial real estate loans increased due to growth in loans secured by nonresidential properties, partially offset by declines in agricultural real estate lending. The decrease in consumer loans was attributable to loans secured by deposits; reductions in these deposit-secured loan balances had been anticipated based on short-term originations included in figures reported for the fourth quarter of fiscal 2018. Residential real estate growth was attributable to growth in loans secured by multifamily properties, partially offset by a decline in loans secured by 1-4 family properties.

Deposits were $1.6 billion at September, 2018, an increase of $11.2 million, or 0.7%, as compared to June 30, 2018. Deposit balances saw growth in certificates of deposit and money market deposit accounts, while interest-bearing transaction accounts, passbook and statement savings accounts, and noninterest bearing transaction accounts declined. Since June 30, 2018, the Company's public unit deposits decreased $22.6 million, brokered certificates of deposit increased $37.9 million, and brokered nonmaturity deposits increased $901,000. The Company utilized brokered funding in addition to overnight borrowings to fund loan growth during what is often our seasonal peak in loan demand and a weaker period for deposit growth, and to maintain pricing discipline for retail deposits, the competition for which has increased notably. Our discussion of brokered deposits excludes those brokered deposits originated through reciprocal arrangements, as our reciprocal brokered deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. The average loan-to-deposit ratio for the first quarter of fiscal 2019 was 101.6%, as compared to 97.8% for the same period of the prior fiscal year.

FHLB advances were $118.3 million at September 30, 2018, an increase of $41.7 million, or 54.3%, as compared to June 30, 2018. The increase was primarily attributable to the Company's use of overnight funding to provide for loan growth in excess of deposit growth. The Company also increased term advances somewhat. Securities sold under agreements to repurchase totaled $3.6 million at September 30, 2018, an increase of $364,000, or 11.1%, as compared to June 30, 2018, although the Company continues to work to move these customers to a reciprocal brokered deposit arrangement in lieu of these repurchase agreements. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company's stockholders' equity was $206.1 million at September 30, 2018, an increase of $5.4 million, or 2.7%, as compared to June 30, 2018. The increase was attributable to the retention of net income, partially offset by the payment of dividends on common stock and a decrease in accumulated other comprehensive income, which is due to an increase in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2018 and 2017

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2018 and 2017. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2018			September 30, 2017
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,233,511	$15,676	5.08	$1,135,297	$13,633	4.80
Other loans (1)	352,230	5,240	5.95	300,859	3,822	5.08
Total net loans	1,585,741	20,916	5.28	1,436,156	17,455	4.86
Mortgage-backed securities	94,308	584	2.48	78,631	417	2.12
Investment securities (2)	67,245	517	3.08	75,241	529	2.81
Other interest earning assets	3,196	25	3.14	2,268	10	1.76
Total interest earning assets (1)	1,750,490	22,042	5.04	1,592,296	18,411	4.63
Other noninterest earning assets (3)	150,037	-		140,660	-
Total assets	$1,900,527	$22,042		$1,732,956	$18,411

Interest bearing liabilities:
Savings accounts	$153,305	243	0.63	$145,872	163	0.45
NOW accounts	548,024	1,261	0.92	484,580	955	0.79
Money market deposit accounts	120,310	344	1.14	109,311	151	0.55
Certificates of deposit	541,931	2,161	1.59	541,079	1,593	1.18
Total interest bearing deposits	1,363,570	4,009	1.18	1,280,842	2,862	0.89
Borrowings:
Securities sold under agreements to repurchase	3,649	8	0.88	9,492	14	0.59
FHLB advances	105,081	599	2.28	55,063	226	1.64
Note Payable	3,000	35	4.69	3,000	28	-
Subordinated debt	14,957	224	5.99	14,860	178	4.79
Total interest bearing liabilities	1,490,257	4,875	1.31	1,363,257	3,308	0.97
Noninterest bearing demand deposits	196,683	-		187,330	-
Other noninterest bearing liabilities	10,153	-		7,367	-
Total liabilities	1,697,093	4,875		1,557,954	3,308
Stockholders' equity	203,434	-		175,002	-
Total liabilities and stockholders' equity	$1,900,527	$4,875		$1,732,956	$3,308

Net interest income		$17,167			$15,103

Interest rate spread (4)			3.73%			3.66%
Net interest margin (5)			3.92%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.46%			116.80%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $54.7 million and $37.6 million, respectively, for the three-month period ended September 30, 2018, as compared to $54.1 million and $34.4 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company's net interest income for the three-month period ended September 30, 2018, compared to the three-month period ended September 30, 2017. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2018
	Compared to three-month period ended September 30, 2017
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/	Net
			Volume
Interest-earnings assets:
Loans receivable (1)	$1,488	$1,818	$155	$3,461
Mortgage-backed securities	70	83	14	167
Investment securities (2)	50	(56)	(6)	(12)
Other interest-earning deposits	8	4	3	15
Total net change in income on
interest-earning assets	1,616	1,849	166	3,631

Interest-bearing liabilities:
Deposits	952	151	44	1,147
Securities sold under
agreements to repurchase	7	(9)	(4)	(6)
FHLB advances	88	205	80	373
Note Payable	7	-	-	7
Subordinated Debt	45	1	-	46

Total net change in expense on
interest-bearing liabilities	1,099	348	120	1,567
Net change in net interest income	$517	$1,501	$46	$2,064

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2018 and 2017

General. Net income for the three-month period ended September 30, 2018, was $6.8 million, an increase of $1.9 million, or 39.9%, as compared to the same period of the prior fiscal year.  The increase was attributable to an increase in net interest income, decreases in provision for income taxes and provision for loan losses, and an increase in noninterest income, partially offset by an increase in noninterest expense.

For the three-month period ended September 30, 2018, basic and fully-diluted net income per share available to common shareholders were $0.76 under both measures, as compared to $0.57 and $0.56, respectively, for the same period of the prior fiscal year, which represented increases of $0.19, or 33.3%, and $0.20, or 35.7%, respectively. Our annualized return on average assets for the three-month period ended September 30, 2018, was 1.43%, as compared to 1.12% for the same period of the prior fiscal year. Our return on average common stockholders' equity for the three-month period ended September 30, 2018, was 13.4%, as compared to 11.1% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2018, was $17.2 million, an increase of $2.1 million, or 13.7%, as compared to the same period of the prior fiscal year. The increase was attributable to a 9.9% increase in the average balance of interest-earning assets, combined with an increase in net interest margin to 3.92% in the current three-month period, as compared to 3.79% in the three-month period ended September 30, 2017. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition increased to $358,000 for the three-month period ended September 30, 2018, as compared to $234,000 for the same period of the prior fiscal year. Loan discount accretion and deposit premium amortization related to the Capaha Acquisition resulted in an additional $740,000 in net interest income for the three-month period ended September 30, 2018, as compared to $231,000 for the same period a year ago. Finally, loan discount accretion and deposit premium amortization related to the SMB-Marshfield Acquisition resulted in an additional $92,000 in net interest income for the three-month period ended September 30, 2018, with no comparable benefit in the same period a year ago. Combined, these components of net interest income contributed 27 basis points to net interest margin in the three-month period ended September 30, 2018, as compared to a contribution of 12 basis points for the same period of the prior fiscal year. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay, though the SMB-Marshfield Acquisition partially offsets that decline, as there was no comparable item in the same period a year ago. However, resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in the current period, as well as in the second and third quarters of fiscal 2018. The Company generally expects this component of net interest income to decline.

For the three-month period ended September 30, 2018, our net interest rate spread was 3.73%, as compared to 3.66% in the year-ago period. The increase in net interest rate spread, compared to the same period a year ago, resulted from a 41 basis point increase in the average yield on interest-earning assets, partially offset by a 34 basis point increase in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended September 30, 2018, was $22.0 million, an increase of $3.6 million, or 19.7%, as compared to the same period of the prior fiscal year. The increase was attributed to a 9.9% increase in the average balance of interest-earning assets, combined with a 41 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while investment balances increased at a slower rate. The increase in the average yield on interest-earning assets was attributable to the increase in loan discount accretion, discussed above, as well as origination and renewals of loans at higher market rates, reinvestment in investment securities at higher market rates, and a shift in the earning asset mix towards the loan portfolio.

Interest Expense. Total interest expense for the three-month period ended September 30, 2018, was $4.9 million, an increase of $1.6 million, or 47.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 34 basis point increase in the average cost of interest-bearing liabilities, combined with a 9.3% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest bearing liabilities was attributable primarily to higher market rates for certificates of deposit, money market deposit accounts, short-term FHLB borrowings, savings accounts, and LIBOR-indexed trust preferred debt and notes payable. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, FHLB borrowings, money market deposit accounts, and savings accounts, partially offset by lower repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2018, was $682,000, as compared to $868,000 in the same period of the prior fiscal year. Decreased provisioning was attributed primarily to principal repayment on loans for which an allowance for loan losses had been established under ASC 310-10-35, partially offset by stronger loan growth. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.17% (annualized), while the Company recorded net charge offs during the period of 0.03% (annualized). During the same period of the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.24% (annualized), while the Company recorded net charge offs of 0.01% (annualized). (See "Critical Accounting Policies", "Allowance for Loan Loss Activity" and "Nonperforming Assets").

Noninterest Income.  The Company's noninterest income for the three-month period ended September 30, 2018, was $3.4 million, an increase of $159,000, or 4.9%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increased bank card interchange income and deposit account service charges, partially offset by weaker loan origination fees, servicing income, and late charges, and a reduction in gains realized on the sale of residential real estate loans originated for sale into the secondary market. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition. Loan servicing fees and gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased primarily as a result of a reduction in this type of loan origination, attributable to the increase in market interest rates and associated declines in refinancing activity.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2018, was $11.4 million, an increase of $694,000, or 6.5%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in occupancy expenses, bank card network expenses, compensation and benefits, advertising, and other expenses, including expenses related to and losses on the disposition of foreclosed real estate, as well as higher expenses related to electronic banking. Bank card network expenses and expenses related to internet banking have increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition. Occupancy expenses, compensation and benefits, and advertising expenses increased as a result of continued growth in our organization's operations, and were attributable in part to the SMB-Marshfield Acquisition. Expenses related to mergers and acquisitions totaled $175,000 in the current period, as compared to $222,000 in the year-ago period. The efficiency ratio for the three-month period ended September 30, 2018, was 55.6%, as compared to 58.5% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended September 30, 2018, was $1.7 million, a decrease of $223,000, or 11.8%, as compared to the same period of the prior fiscal year, attributable to a decrease in the effective tax rate, to 19.7%, as compared to 28.0% in the year-ago period, partially offset by higher pre-tax income. The lower effective tax rate was attributed primarily to the December 2017 enactment of a reduction in the federal corporate income tax rate.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2018 and 2017:

	For the three months ended
	September 30,
(dollars in thousands)	2018	2017

Balance, beginning of period	$18,214	$15,538
Loans charged off:
Residential real estate	-	(23)
Construction	-	-
Commercial business	-	-
Commercial real estate	(95)	-
Consumer	(17)	(29)
Gross charged off loans	(112)	(52)
Recoveries of loans previously charged off:
Residential real estate	1	-
Construction	-	-
Commercial business	1	-
Commercial real estate	-	-
Consumer	4	3
Gross recoveries of charged off loans	6	3
Net (charge offs) recoveries	(106)	(49)
Provision charged to expense	682	868
Balance, end of period	$18,790	$16,357

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $576,000 to $18.8 million at September 30, 2018, from $18.2 million at June 30, 2018. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management's estimate of the incurred loss in the Company's loan portfolio at September 30, 2018.

At September 30, 2018, the Company had loans of $11.7 million, or 0.71% of total  loans, adversely classified ($11.1 million classified "substandard"; $643,000 classified "doubtful"), as compared to loans of $14.2 million, or 0.90% of total loans, adversely classified ($12.4 million classified "substandard"; $1.8 million classified "doubtful") at June 30, 2018, and $12.2 million, or 0.83% of total loans, adversely classified ($11.6 million classified "substandard"; $602,000 classified "doubtful") at September 30, 2017. Classified loans were generally comprised of loans secured by commercial and residential real estate loans, while a smaller amount of commercial operating loans and consumer loans were also classified. All loans were classified due to concerns as to the borrowers' ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $5.0 million at September 30, 2018. As noted in Note 4 to the condensed consolidated financial statements, the Company's total past due loans decreased from $9.4 million at June 30, 2018, to $8.8 million at September 30, 2018.

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

The following table sets forth the Company's historical net charge offs as of September 30 and June 30, 2018:

Portfolio segment	September 30, 2018	June 30, 2018
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.04%	0.04%
Construction	0.01%	0.01%
Commercial	0.02%	0.01%
Consumer loans	0.19%	0.23%
Commercial loans	0.00%	0.01%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company's historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At September 30, 2018, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended September 30, 2018	Qualitative factor applied at fiscal year ended June 30, 2018
Real estate loans:
Residential	0.62%	0.63%
Construction	1.73%	1.69%
Commercial	1.17%	1.27%
Consumer loans	1.45%	1.41%
Commercial loans	1.32%	1.32%

At September 30, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $15.8 million, as compared to $15.5 million at June 30, 2018, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management's assessment that risks represented by the qualitative factors were little changed, on balance.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Nonaccruing loans:
Residential real estate	$5,060	$5,913	$1,200
Construction	24	25	35
Commercial real estate	1,657	1,962	518
Consumer	211	209	148
Commercial business	605	1,063	406
Total	7,557	9,172	2,307

Loans 90 days past due accruing interest:
Residential real estate	-	-	-
Construction	-	-	-
Commercial real estate	-	-	223
Consumer	-	-	76
Commercial business	-	-	4
Total	-	-	303

Total nonperforming loans	7,557	9,172	2,610

Foreclosed assets held for sale:
Real estate owned	4,926	3,874	3,357
Other nonperforming assets	51	50	67
Total nonperforming assets	$12,534	$13,096	$6,034

At September 30, 2018, troubled debt restructurings (TDRs) totaled $11.5 million, of which $284,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $11.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2018, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower's effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2018, TDRs totaled $13.0 million, of which $1.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $11.7 million in TDRs at June 30, 2018, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2018, nonperforming assets totaled $12.5 million, as compared to $13.1 million at June 30, 2018, and $6.0 million at September 30, 2017. The decrease in nonperforming assets from fiscal year end was attributable primarily to a decrease in nonaccrual commercial real estate loans and other nonperforming assets, partially offset by an increase in foreclosed real estate owned.

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

At September 30, 2018, the Company had outstanding commitments and approvals to extend credit of approximately $305.0 million (including $188.0 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve's discount window. At September 30, 2018, the Bank had pledged $703.1 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $345.1 million, of which $119.5 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 45% of bank assets, or $844.6 million, subject to available collateral. Also, at September 30, 2018, the Bank had pledged a total of $236.2 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $180.7 million in primary credit borrowings from the Federal Reserve's discount window. Management believes its liquid resources will be sufficient to meet the Company's liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of September 30 and June 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2018, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The tables below summarize the Company and Bank's actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$229,316	13.35%	$137,463	8.00%	n/a	n/a
Southern Bank	220,943	12.95%	136,476	8.00%	170,594	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	209,340	12.18%	103,097	6.00%	n/a	n/a
Southern Bank	200,967	11.78%	102,357	6.00%	136,476	8.00%
Tier I Capital (to Average Assets)
Consolidated	209,340	11.10%	75,452	4.00%	n/a	n/a
Southern Bank	200,967	10.67%	75,360	4.00%	94,200	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	194,371	11.31%	77,323	4.50%	n/a	n/a
Southern Bank	200,967	11.78%	76,767	4.50%	110,886	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$222,133	13.53%	$131,335	8.00%	n/a	n/a
Southern Bank	214,804	13.18%	130,337	8.00%	162,921	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	202,756	12.35%	98,501	6.00%	n/a	n/a
Southern Bank	195,427	12.00%	97,753	6.00%	130,337	8.00%
Tier I Capital (to Average Assets)
Consolidated	202,756	10.97%	73,932	4.00%	n/a	n/a
Southern Bank	195,427	10.60%	73,721	4.00%	92,152	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	188,416	11.48%	73,876	4.50%	n/a	n/a
Southern Bank	195,427	12.00%	73,315	4.50%	105,899	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2019, fixed rate 1- to 4-family residential loan production totaled $18.3 million, as compared to $13.6 million during the same period of the prior fiscal year. At September 30, 2018, the fixed rate residential loan portfolio was $163.6 million with a weighted average maturity of 98 months, as compared to $148.1 million at September 30, 2017, with a weighted average maturity of 105 months. The Company originated $8.3 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2018, as compared to $6.2 million during the same period of the prior fiscal year. At September 30, 2018, fixed rate loans with remaining maturities in excess of 10 years totaled $50.3 million, or 3.1% of net loans receivable, as compared to $35.9 million, or 2.5% of net loans receivable at September 30, 2017. The Company originated $103.6 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2018, as compared to $62.6 million during the same period of the prior fiscal year.  The Company also originated $17.7 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2018, as compared to $22.7 million during the same period of the prior fiscal year. At September 30, 2018, adjustable-rate home equity lines of credit increased to $39.9 million, as compared to $34.6 million at September 30, 2017. At September 30, 2018, the Company's investment portfolio had an expected weighted-average life of 4.1 years, compared to 3.6 years at September 30, 2017. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company's amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2018, management's estimates of the projected changes in net portfolio value ("NPV") in the event of 100, 200, and 300 basis point ("bp") instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2018
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$172,345	$(37,823)	-18%	9.36%	-1.49%
+200 bp	185,090	(25,078)	-12%	9.88%	-0.96%
+100 bp	197,958	(12,210)	-6%	10.38%	-0.46%
0 bp	210,168	-	-	10.84%	0.00%
-100 bp	222,740	12,572	6%	11.31%	0.47%
-200 bp	251,110	40,942	19%	12.53%	1.69%
-300 bp	283,389	73,221	35%	13.90%	3.06%

June 30, 2018
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$171,151	$(31,594)	-16%	9.57%	-1.22%
+200 bp	182,263	(20,482)	-10%	10.03%	-0.77%
+100 bp	193,119	(9,626)	-5%	10.45%	-0.35%
0 bp	202,745	-	-	10.80%	0.00%
-100 bp	212,684	9,939	5%	11.16%	0.36%
-200 bp	241,161	38,415	19%	12.43%	1.63%
-300 bp	268,610	65,865	32%	13.64%	2.84%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Act")) as of September 30, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2018 thru 7/31/2018	-	-	-	-
8/1/2018 thru 8/31/2018	-	-	-	-
9/1/2018 thru 9/30/2018	-	-	-	-
Total	-	-	-	-

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
Director's Retirement Agreement with David J. Tooley (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference)

(ix) Director's Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	7.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

10.1	Named Executive Officer Salary and Bonus Arrangements (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2018)
10.2	Director Fee Arrangements for 2017 (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2018)
11	Statement Regarding Computation of Per Share Earnings (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2018)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2011)
14.1	Amended Code of Conduct and Ethics (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended June 30, 2018)
31.1	Rule 13a-14(a)/15-d14(a) Certification
31.2	Rule 13a-14(a)/15-d14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 9, 2018	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)