Form 10-Q
period 2018-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2019-02-11
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2019
Common Stock, Par Value $.01	9,322,209 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND JUNE 30, 2018

(dollars in thousands)	December 31, 2018	June 30, 2018
	(unaudited)

Assets
Cash and cash equivalents	$38,384	$26,326
Interest-bearing time deposits	1,711	1,953
Available for sale securities	197,872	146,325
Stock in FHLB of Des Moines	9,339	5,661
Stock in Federal Reserve Bank of St. Louis	3,566	3,566
Loans receivable, net of allowance for loan losses of $19,023 and $18,214 at December 31, 2018 and June 30, 2018, respectively	1,801,477	1,563,380
Accrued interest receivable	10,801	7,992
Premises and equipment, net	62,253	54,832
Bank owned life insurance – cash surrender value	37,845	37,547
Goodwill	14,089	13,078
Other intangible assets, net	10,340	6,918
Prepaid expenses and other assets	18,602	18,537
Total assets	$2,206,279	$1,886,115

Liabilities and Stockholders' Equity
Deposits	$1,796,006	$1,579,902
Securities sold under agreements to repurchase	4,425	3,267
Advances from FHLB of Des Moines	155,765	76,652
Note payable	3,000	3,000
Accounts payable and other liabilities	6,392	6,449
Accrued interest payable	1,668	1,206
Subordinated debt	14,994	14,945
Total liabilities	1,982,250	1,685,421

Common stock, $.01 par value; 25,000,000 and 12,000,000 shares authorized; 9,313,109 and 8,996,584 shares issued, respectively, at December 31, 2018 and June 30, 2018	93	90
Additional paid-in capital	94,293	83,413
Retained earnings	131,451	119,536
Accumulated other comprehensive income (loss)	(1,808)	(2,345)
Total stockholders' equity	224,029	200,694
Total liabilities and stockholders' equity	$2,206,279	$1,886,115

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
(dollars in thousands except per share data)

INTEREST INCOME:
Loans	$22,785	$18,236	$43,701	$35,692
Investment securities	738	558	1,255	1,087
Mortgage-backed securities	649	426	1,232	843
Other interest-earning assets	35	11	61	20
Total interest income	24,207	19,231	46,249	37,642
INTEREST EXPENSE:
Deposits	4,925	3,025	8,934	5,887
Securities sold under agreements to repurchase	8	8	16	22
Advances from FHLB of Des Moines	932	284	1,531	510
Note payable	48	29	83	57
Subordinated debt	226	182	450	360
Total interest expense	6,139	3,528	11,014	6,836
NET INTEREST INCOME	18,068	15,703	35,235	30,806
PROVISION FOR LOAN LOSSES	314	642	995	1,511
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,754	15,061	34,240	29,295
NONINTEREST INCOME:
Deposit account charges and related fees	1,286	1,162	2,510	2,331
Bank card interchange income	1,182	905	2,245	1,773
Loan late charges	120	106	214	219
Loan servicing fees	154	147	312	327
Other loan fees	377	242	714	630
Net realized gains on sale of loans	141	219	320	422
Net realized gains on sale of AFS securities	-	37	-	37
Earnings on bank owned life insurance	594	234	840	466
Other income	200	122	328	241
Total noninterest income	4,054	3,174	7,483	6,446
NONINTEREST EXPENSE:
Compensation and benefits	6,445	5,424	12,492	11,356
Occupancy and equipment, net	2,671	2,379	5,141	4,684
Deposit insurance premiums	145	151	283	270
Legal and professional fees	254	293	510	545
Advertising	278	364	593	602
Postage and office supplies	193	177	345	374
Intangible amortization	374	348	770	696
Bank card network expense	496	373	991	740
Other operating expense	1,696	1,010	2,875	2,006
Total noninterest expense	12,552	10,519	24,000	21,273
INCOME BEFORE INCOME TAXES	9,256	7,716	17,723	14,468
INCOME TAXES	1,802	2,546	3,469	4,435
NET INCOME	$7,454	$5,170	$14,254	$10,033

Basic earnings per common share	$0.82	$0.60	$1.57	$1.17
Diluted earnings per common share	$0.81	$0.60	$1.57	$1.16
Dividends per common share	$0.13	$0.11	$0.26	$0.22

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
(dollars in thousands)

Net income	$7,454	$5,170	$14,254	$10,033
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	1,144	(1,360)	766	(1,338)
Less: reclassification adjustment for realized gains included in net income	-	37	-	37
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	-	40	-	52
Tax benefit (expense)	(320)	428	(229)	416
Total other comprehensive income (loss)	824	(929)	537	(907)
Comprehensive income	$8,278	$4,241	$14,791	$9,126

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2018 AND 2017 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2018	2017

Cash Flows From Operating Activities:
Net Income	$14,254	$10,033
Items not requiring (providing) cash:
Depreciation	1,614	1,559
Loss (gain) on disposal of fixed assets	8	(12)
Stock option and stock grant expense	126	144
Loss (gain) on sale/write-down of REO	132	(71)
Amortization of intangible assets	770	696
Accretion of purchase accounting adjustments	(1,629)	(820)
Increase in cash surrender value of bank owned life insurance (BOLI)	(840)	(466)
Provision for loan losses	995	1,511
Gains realized on sale of AFS securities	-	(37)
Net amortization of premiums and discounts on securities	452	510
Originations of loans held for sale	(14,689)	(11,605)
Proceeds from sales of loans held for sale	14,934	11,199
Gain on sales of loans held for sale	(320)	(422)
Changes in:
Accrued interest receivable	(1,071)	(2,290)
Prepaid expenses and other assets	2,540	4,938
Accounts payable and other liabilities	(512)	(3,657)
Deferred income taxes	(188)	142
Accrued interest payable	364	162
Net cash provided by operating activities	16,940	11,514
Cash flows from investing activities:
Net increase in loans	(94,716)	(56,501)
Net change in interest-bearing deposits	242	249
Proceeds from maturities of available for sale securities	13,650	7,943
Proceeds from sales of available for sale securities	-	7,303
Net purchases of Federal Home Loan Bank stock	(2,617)	(764)
Net purchases of Federal Reserve Bank of St. Louis stock	-	(836)
Purchases of available-for-sale securities	(10,017)	(20,978)
Purchases of premises and equipment	(5,381)	(1,714)
Net cash paid for acquisition	(8,377)	-
Investments in state & federal tax credits	(231)	(4,748)
Proceeds from sale of fixed assets	-	854
Proceeds from sale of foreclosed assets	1,753	752
Proceeds from BOLI claim	544	-
Net cash used in investing activities	(105,150)	(68,440)
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(63,690)	73,299
Net increase (decrease) in certificates of deposits	109,146	(19,914)
Net increase (decrease) in securities sold under agreements to repurchase	1,158	(6,515)
Proceeds from Federal Home Loan Bank advances	327,500	1,186,400
Repayments of Federal Home Loan Bank advances	(267,107)	(1,170,000)
Repayments of long term debt	(4,400)	-
Common stock issued expense	-	(4)
Dividends paid on common stock	(2,339)	(1,890)
Net cash provided by financing activities	100,268	61,376
Increase in cash and cash equivalents	12,058	4,450
Cash and cash equivalents at beginning of period	26,326	30,786
Cash and cash equivalents at end of period	$38,384	$35,236

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,623	$1,272
Conversion of loans to repossessed assets	20	34

The Company purchased all of the capital stock of Gideon for $22,028 on November 21, 2018.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	216,772	-
Less: common stock issued	10,757	-
Cash paid for the capital stock	11,271	-
Liabilities assumed	194,744	-

Cash paid during the period for:
Interest (net of interest credited)	$2,539	$1,749
Income taxes	795	1,080

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2018, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2018, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by SB Real Estate Investments, LLC, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At December 31, 2018, assets of the REIT were approximately $608 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $1.2 million and $3.4 million at December 31, and June 30, 2018, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

Interest-bearing Time Deposits.  Interest bearing time deposits in banks mature within seven years and are carried at cost.

Available for Sale Securities. Available for sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses, net of tax, are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities have been classified as available for sale.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. As a result of this guidance, the Company’s consolidated balance sheet as of the dates presented reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Intangible Assets.  The Company’s intangible assets at December 31, 2018 included gross core deposit intangibles of $14.7 million with $6.0 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.6 million.  At June 30, 2018, the Company’s intangible assets included gross core deposit intangibles of $10.6 million with $5.2 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.5 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $902,000 in the remainder of fiscal 2019, $1.8 million in fiscal 2020, $1.3 million in fiscal 2021, $1.3 million in fiscal 2022, $1.3 million in fiscal 2023, and $2.2 million thereafter.

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

Outside Directors’ Retirement. The Bank has entered into a retirement agreement with most outside directors since April 1994. The directors’ retirement agreements provide that non-employee directors shall receive, upon termination of service on the Board on or after age 60, other than termination for cause, a benefit in equal annual installments over a five year period. The benefit will be based upon the product of the participant’s vesting percentage and the total Board fees paid to the participant during the calendar year preceding termination of service on the Board. The vesting percentage shall be determined based upon the participant’s years of service on the Board, whether before or after the reorganization date.

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

The following paragraphs summarize the impact of new accounting pronouncements:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain removed and modified disclosures, and is not expected to have a significant impact on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Subtopic 718): Scope of Modification Accounting.  The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  Under the new guidance, an entity should account for the effects of a modification unless all of the following are the same immediately before and after the change: (1) the fair value of the modified award, (2) the vesting conditions of the modified award, and (3) the classification of the modified award as either an equity or liability instrument.  ASU 2017-09 was effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively to awards modified on or after the adoption date.  The adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash payments.  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, with the objective of reducing the diversity in practice.  The Update addresses eight specific cash flow issues.  For public companies, the ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied retrospectively.  There has been no material impact on the Company’s consolidated financial statements due to the adoption of this standard in the first quarter of fiscal 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact, if any, this new guidance will have on the Company’s consolidated financial statements, but cannot yet reasonably estimate the impact of adoption.  The Company formed a working group of key personnel responsible for the allowance for loan losses estimate and initiated its evaluation of the data and systems requirements of adoption of the Update.  The group determined that purchasing third party software would be the most effective method to comply with the requirements, and evaluated several outside vendors.  The group provided a recommendation to purchase Sageworks software, which was approved by the Board, and purchased in June 2018.  Loan data files as of June 30, 2018 were imported into the testing environment within the Sageworks software, and sample testing was completed.  Loan data files as of September 30, 2018 and December 31, 2018 were imported into the live environment, ALLL calculations were performed under the incurred loss model and results were compared to the Bank’s excel calculations. CECL model training was attended during the second quarter of fiscal 2019, with a goal to run parallel calculations shortly thereafter.

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10).  The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 on recognition of financial assets and financial liabilities.  ASU 2016-01 became effective for the Company in the first quarter of fiscal 2019 and continues to have no material impact on the Company’s consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$46,140	$164	$(114)	$46,190
State and political subdivisions	50,162	295	(397)	50,060
Other securities	5,185	31	(157)	5,059
Mortgage-backed GSE residential	98,661	143	(2,241)	96,563
Total investments and mortgage-backed securities	$200,148	$633	$(2,909)	$197,872

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$9,513	$-	$(128)	$9,385
State and political subdivisions	41,862	230	(480)	41,612
Other securities	5,284	61	(193)	5,152
Mortgage-backed GSE residential	92,708	1	(2,533)	90,176
Total investments and mortgage-backed securities	$149,367	$292	$(3,334)	$146,325

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2018
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$16,524	$16,510
After one year but less than five years	41,220	41,241
After five years but less than ten years	25,014	24,970
After ten years	18,729	18,588
Total investment securities	101,487	101,309
Mortgage-backed securities	98,661	96,563
Total investments and mortgage-backed securities	$200,148	$197,872

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $146.7 million at December 31, 2018 and $124.2 million at June 30, 2018.  The securities pledged consist of marketable securities, including $19.7 million and $8.4 million of U.S. Government and Federal Agency Obligations, $41.2 million and $39.8 million of Mortgage-Backed Securities, $49.9 million and $41.5 million of Collateralized Mortgage Obligations, $35.7 million and $34.2 million of State and Political Subdivisions Obligations, and $200,000 and $300,000 of Other Securities at December 31 and June 30, 2018, respectively.

Gains of $51,452 were recognized from sales of available-for-sale securities in each of the three- and six- month periods ended December 31, 2017.  Losses of $14,345 were recognized from sales of available-for-sale securities in each of the three- and six- month periods ended December 31, 2017.  There were no sales of available-for-sale securities in the three- and six- month periods ended December 31, 2018.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2018:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$3,843	$17	$7,381	$97	$11,224	$114
Obligations of state and political subdivisions	4,516	27	19,194	370	23,710	397
Other securities	-	-	1,033	157	1,033	157
Mortgage-backed securities	23,207	321	58,839	1,920	82,046	2,241
Total investments and mortgage-backed securities	$31,566	$365	$86,447	$2,544	$118,013	$2,909

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$5,957	$58	$3,427	$70	$9,384	$128
Obligations of state and political subdivisions	14,861	224	8,526	256	23,387	480
Other securities	982	10	1,109	183	2,091	193
Mortgage-backed securities	65,863	1,513	24,187	1,020	90,050	2,533
Total investments and mortgage-backed securities	$87,663	$1,805	$37,249	$1,529	$124,912	$3,334

Other securities.  At December 31, 2018, there were two pooled trust preferred securities with an estimated fair value of $820,000 and unrealized losses of $152,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The December 31, 2018, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.4 percent, annually, annual defaults averaging 69 basis points, and a recovery rate averaging 7.0 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

The Company does not believe any other individual unrealized loss as of December 31, 2018, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2018 and 2017.  The trust preferred security with a credit loss at December 31, 2017 was sold later in the fiscal year ended June 30, 2018.

	Accumulated Credit Losses
	Six-Month Period Ended
(dollars in thousands)	December 31,
	2018	2017
Credit losses on debt securities held
Beginning of period	$-	$340
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	(6)
End of period	$-	$334

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2018	June 30, 2018
Real Estate Loans:
Residential	$480,227	$450,919
Construction	116,576	112,718
Commercial	837,917	704,647
Consumer loans	86,920	78,571
Commercial loans	345,803	281,272
	1,867,443	1,628,127
Loans in process	(46,940)	(46,533)
Deferred loan fees, net	(3)	-
Allowance for loan losses	(19,023)	(18,214)
Total loans	$1,801,477	$1,563,380

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At December 31, 2018, construction loans outstanding included 58 loans, totaling $13.3 million, for which a modification had been agreed to.  At June 30, 2018, construction loans outstanding included 72 loans, totaling $12.5 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage and are typically issued for a term of ten years. Interest rates on HELOCs are generally adjustable. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31 and June 30, 2018, and activity in the allowance for loan losses for the three- and six- month periods ended  December 31, 2018 and 2017:

	At period end and for the six months ended December 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	415	94	319	80	87	995
Losses charged off	(9)	-	(120)	(20)	(47)	(196)
Recoveries	1	-	3	5	1	10
Balance, end of period	$3,633	$1,191	$8,995	$967	$4,237	$19,023
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,633	$1,191	$8,995	$967	$4,237	$19,023
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$478,389	$68,344	$818,394	$86,920	$339,895	$1,791,942
Ending Balance: loans acquired with deteriorated credit quality	$1,838	$1,292	$19,523	$-	$5,908	$28,561

	For the three months ended December 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,349	$1,293	$8,733	$981	$4,434	$18,790
Provision charged to expense	293	(102)	284	(11)	(150)	314
Losses charged off	(9)	-	(25)	(3)	(47)	(84)
Recoveries	-	-	3	-	-	3
Balance, end of period	$3,633	$1,191	$8,995	$967	$4,237	$19,023

	At period end and for the six months ended December 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	133	(78)	1,271	125	60	1,511
Losses charged off	(78)	-	(36)	(58)	(21)	(193)
Recoveries	1	-	-	4	6	11
Balance, end of period	$3,286	$886	$8,303	$828	$3,564	$16,867
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,286	$886	$8,303	$828	$3,564	$16,867
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended December 31, 2017
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,300	$965	$7,649	$815	$3,628	$16,357
Provision charged to expense	40	(79)	690	40	(49)	642
Losses charged off	(55)	-	(36)	(28)	(21)	(140)
Recoveries	1	-	-	1	6	8
Balance, end of period	$3,286	$886	$8,303	$828	$3,564	$16,867

	At June 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Ending Balance: individually evaluated for impairment	$-	$-	$399	$-	$351	$750
Ending Balance: collectively evaluated for impairment	$3,226	$1,097	$8,394	$902	$3,845	$17,464
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$660	$-	$580	$1,240
Ending Balance: collectively evaluated for impairment	$447,706	$64,888	$696,377	$78,571	$278,241	$1,565,783
Ending Balance: loans acquired with deteriorated credit quality	$3,213	$1,297	$7,610	$-	$2,451	$14,571

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31 and June 30, 2018. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	December 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$473,542	$69,458	$792,781	$86,657	$335,764
Watch	715	-	28,344	81	4,012
Special Mention	-	-	32	27	-
Substandard	5,970	178	16,719	150	5,425
Doubtful	-	-	41	5	602
Total	$480,227	$69,636	$837,917	$86,920	$345,803

	June 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$443,916	$66,160	$691,188	$78,377	$277,568
Watch	1,566	-	7,004	111	374
Special Mention	75	-	926	27	69
Substandard	5,362	25	4,869	56	2,079
Doubtful	-	-	660	-	1,182
Total	$450,919	$66,185	$704,647	$78,571	$281,272

The above amounts include purchased credit impaired loans. At December 31, 2018, purchased credited impaired loans comprised $7.1 million of credits rated “Pass”; $10.3 million of credits rated “Watch”; none rated “Special Mention”; $11.2 million of credits rated “Substandard”; and none rated “Doubtful”. At June 30, 2018,  purchased credit impaired loans accounted for $7.8 million of credits rated “Pass”; $3.1 million of credits  rated “Watch”; none rated “Special Mention”; $3.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2018.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2018
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,140	$1,555	$3,732	$6,427	$473,800	$480,227	$-
Construction	-	-	-	-	69,636	69,636	-
Commercial	2,382	1,616	6,163	10,161	827,756	837,917	-
Consumer loans	571	46	278	895	86,025	86,920	-
Commercial loans	1,237	105	2,222	3,564	342,239	345,803	-
Total loans	$5,330	$3,322	$12,395	$21,047	$1,799,456	$1,820,503	$-

	June 30, 2018
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$749	$84	$4,089	$4,922	$445,997	$450,919	$-
Construction	-	-	-	-	66,185	66,185	-
Commercial	1,100	290	1,484	2,874	701,773	704,647	-
Consumer loans	510	33	146	689	77,882	78,571	-
Commercial loans	134	90	707	931	280,341	281,272	-
Total loans	$2,493	$497	$6,426	$9,416	$1,572,178	$1,581,594	$-

At December 31, 2018 there was one purchased credit impaired loan with a net fair value of $3.1 million that was greater than 90 days past due.  At June 30, 2018 there were two purchased credit impaired loans with net fair value of $1.1 million that were greater than 90 days past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2018. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2018
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$2,427	$2,664	$-
Construction real estate	1,316	1,467	-
Commercial real estate	27,853	33,365	-
Consumer loans	1	1	-
Commercial loans	7,076	9,274	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$2,427	$2,664	$-
Construction real estate	$1,316	$1,467	$-
Commercial real estate	$27,853	$33,365	$-
Consumer loans	$1	$1	$-
Commercial loans	$7,076	$9,274	$-

	June 30, 2018
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,820	$4,468	$-
Construction real estate	1,321	1,569	-
Commercial real estate	14,052	15,351	-
Consumer loans	25	25	-
Commercial loans	2,787	3,409	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	660	660	399
Consumer loans	-	-	-
Commercial loans	580	580	351
Total:
Residential real estate	$3,820	$4,468	$-
Construction real estate	$1,321	$1,569	$-
Commercial real estate	$14,712	$16,011	$399
Consumer loans	$25	$25	$-
Commercial loans	$3,367	$3,989	$351

The above amounts include purchased credit impaired loans. At December 31, 2018, purchased credit impaired loans comprised $28.6 million of impaired loans without a specific valuation allowance.  At June 30, 2018, purchased credit impaired loans comprised $14.6 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,844	$28
Construction Real Estate	1,295	41
Commercial Real Estate	13,186	429
Consumer Loans	-	-
Commercial Loans	3,356	102
Total Loans	$19,681	$600

	For the three-month period ended
	December 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,443	$60
Construction Real Estate	1,326	40
Commercial Real Estate	10,249	305
Consumer Loans	-	-
Commercial Loans	3,514	51
Total Loans	$18,532	$456

	For the six-month period ended
	December 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,300	$61
Construction Real Estate	1,295	142
Commercial Real Estate	11,327	799
Consumer Loans	-	-
Commercial Loans	3,054	718
Total Loans	$17,976	$1,720

	For the six-month period ended
	December 31, 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,456	$127
Construction Real Estate	1,329	79
Commercial Real Estate	10,664	551
Consumer Loans	-	-
Commercial Loans	3,614	109
Total Loans	$19,063	$866

Interest income on impaired loans recognized on a cash basis in the three- and six- month periods ended December 31, 2018 and 2017, was immaterial.

For the three- and six- month periods ended December 31, 2018, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $144,000 and $1.1 million, respectively, as compared to $183,000 and $261,000, respectively, for the three- and six- month periods ended December 31, 2017.

The following table presents the Company’s nonaccrual loans at December 31 and June 30, 2018. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

(dollars in thousands)	December 31, 2018	June 30, 2018
Residential real estate	$5,836	$5,913
Construction real estate	24	25
Commercial real estate	10,560	1,962
Consumer loans	353	209
Commercial loans	3,680	1,063
Total loans	$20,453	$9,172

The above amounts include purchased credit impaired loans.  At December 31 and June 30, 2018, purchased credit impaired loans comprised $4.2 million and $1.1 million of nonaccrual loans, respectively.

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

During the three- and six- month periods ended December 31, 2018 and 2017, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	December 31, 2018		December 31, 2017
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment

Residential real estate	1	$707	-	$-
Construction real estate	-	-	-	-
Commercial real estate	4	962	-	-
Consumer loans	-	-	-	-
Commercial loans	1	20	-	-
Total	6	$1,689	-	$-

	For the six-month periods ended
	December 31, 2018		December 31, 2017
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment

Residential real estate	1	$707	-	$-
Construction real estate	-	-	-	-
Commercial real estate	7	2,264	-	-
Consumer loans	-	-	-	-
Commercial loans	2	89	-	-
Total	10	$3,060	-	$-

Performing loans classified as TDRs and outstanding at December 31 and June 30, 2018, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2018		June 30, 2018
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment

Residential real estate	11	$1,273	12	$800
Construction real estate	-	-	-	-
Commercial real estate	20	9,925	13	8,084
Consumer loans	-	-	1	14
Commercial loans	10	1,950	8	2,787
Total	41	$13,148	34	$11,685

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31 and June 30, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $646,000 and $472,000, respectively. In addition, as of December 31 and June 30, 2018, we had residential mortgage loans and home equity loans with a carrying value of $895,000 and $331,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5: Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in transfers during the fiscal years ended June 30, 2011, 2015, 2017, and 2019.  At acquisition, certain transferred loans evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2018. The amount of these loans is shown below:

(dollars in thousands)	December 31, 2018	June 30, 2018
Residential real estate	$2,075	$3,861
Construction real estate	1,443	1,544
Commercial real estate	25,035	8,909
Consumer loans	-	-
Commercial loans	8,106	3,073
Outstanding balance	$36,659	$17,387
Carrying amount, net of fair value adjustment of $8,089 and $2,816 at December 31, 2018, and June 30, 2018, respectively	$28,561	$14,571

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	December 31, 2018	December 31, 2017
Balance at beginning of period	$305	$620
Additions	102	-
Accretion	(144)	(183)
Reclassification from nonaccretable difference	108	170
Disposals	-	-
Balance at end of period	$371	$607

	For the six-month period ended
(dollars in thousands)	December 31, 2018	December 31, 2017
Balance at beginning of period	$589	$609
Additions	102	-
Accretion	(1,089)	(261)
Reclassification from nonaccretable difference	973	259
Disposals	(204)	-
Balance at end of period	$371	$607

During the three- and six- month periods ended December 31, 2018 and December 31, 2017, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2018	June 30, 2018
Non-interest bearing accounts	$239,955	$203,517
NOW accounts	592,066	569,005
Money market deposit accounts	163,425	116,389
Savings accounts	162,773	157,540
Certificates	637,787	533,451
Total Deposit Accounts	$1,796,006	$1,579,902

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

(dollars in thousands except per share data)
Net income available to common shareholders	$7,454	$5,170	$14,254	$10,033

Average Common shares – outstanding basic	9,136,873	8,589,073	9,066,597	8,590,218
Stock options under treasury stock method	11,860	29,883	12,342	28,778
Average Common shares – outstanding diluted	9,148,733	8,618,956	9,078,939	8,618,996

Basic earnings per common share	$0.82	$0.60	$1.57	$1.17
Diluted earnings per common share	$0.81	$0.60	$1.57	$1.16

At December 31, 2018, 13,500 options outstanding had an exercise price in excess of the market price.  At December 31, 2017, no options outstanding had an exercise price in excess of the market price.

Note 8: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years ending June 30, 2014 and before.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the six-month periods ended
(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Income taxes
Current	$3,368	$2,484	$5,029	$4,366
Deferred	(1,566)	62	(1,560)	69
Total income tax provision	$1,802	$2,546	$3,469	$4,435

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	December 31, 2018	June 30, 2018
Deferred tax assets:
Provision for losses on loans	$4,435	$4,418
Accrued compensation and benefits	602	708
NOL carry forwards acquired	225	273
Minimum Tax Credit	130	130
Unrealized loss on other real estate	131	124
Unrealized loss on available for sale securities	501	730
Purchase accounting adjustments	476	(949)
Losses and credits from LLC's	962	1,003
Total deferred tax assets	7,462	6,437

Deferred tax liabilities:
Depreciation	1,177	1,475
FHLB stock dividends	120	130
Prepaid expenses	127	98
Other	300	327
Total deferred tax liabilities	1,724	2,030

Net deferred tax asset	$5,738	$4,407

As of December 31, 2018 the Company had approximately $1.1 million and $2.5 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc. (Capaha Bank).  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Tax at statutory rate	$1,944	$2,168	$3,722	$4,066
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(77)	(114)	(149)	(225)
State tax, net of Federal benefit	101	137	224	243
Cash surrender value of Bank-owned life insurance	(125)	(66)	(176)	(131)
Tax credit benefits	(68)	(225)	(136)	(449)
Adjustment of deferred tax asset for enacted changes in tax laws	-	1,124	-	1,124
Other, net	27	(478)	(16)	(193)
Actual provision	$1,802	$2,546	$3,469	$4,435

For the three- and six- month periods  ended December 31, 2018, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR), compared to 28.1% for the three- and six- month periods ended December 31, 2017, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduced the corporate Federal income tax rate for the Company from 35% to 21%, and for the fiscal year ended June 30, 2018, the Company was administratively subject to a 28.1% AETR.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company’s financial statements for the quarter ended December 31, 2017, and for the twelve months ended June 30, 2018.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's June 30, 2018 income tax returns, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2018; for fiscal 2019, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three- and six month periods ended December 31, 2018, retirement plan expenses recognized for the Plan totaled approximately $293,000 and $634,000, respectively, as compared to $273,000 and $552,000, respectively, for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At December 31, 2018, the current rate was 5.54%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at December 31 and June 30, 2018.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.2 million at December 31 and June 30, 2018.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and June 30, 2018:

	Fair Value Measurements at December 31, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$46,190	$-	$46,190	$-
State and political subdivisions	50,060	-	50,060	-
Other securities	5,059	-	5,059	-
Mortgage-backed GSE residential	96,563	-	96,563	-

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$9,385	$-	$9,385	$-
State and political subdivisions	41,612	-	41,612	-
Other securities	5,152	-	5,152	-
Mortgage-backed GSE residential	90,176	-	90,176	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2018:

Fair Value Measurements at December 31, 2018, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$3,948	$-	$-	$3,948

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$490	$-	$-	$490
Foreclosed and repossessed assets held for sale	3,924	-	-	3,924

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended December 31, 2018 and 2017:

	For the six months ended
(dollars in thousands)	December 31, 2018	December 31, 2017
Foreclosed and repossessed assets held for sale	$(222)	$(56)
Total (losses) gains on assets measured on a non-recurring basis	$(222)	$(56)

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

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan’s fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  There were no loans measured at fair value on a nonrecurring basis at December 31, 2018 or June 30, 2018.

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

(dollars in thousands)	Fair value at December 31 , 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$3,948	Third party appraisal	Marketability discount	0.0% - 60.3%	32.8%

(dollars in thousands)	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$490	Internal Valuation	Discount to reflect realizable value	n/a
Foreclosed and repossessed assets	$3,924	Third party appraisal	Marketability discount	0.0% - 65.9%	32.3%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2018.

	December 31, 2018
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$38,384	$38,384	$-	$-
Interest-bearing time deposits	1,711	-	1,711	-
Stock in FHLB	9,339	-	9,339	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,801,477	-	-	1,780,098
Accrued interest receivable	10,801	-	10,801	-
Financial liabilities
Deposits	1,796,006	1,158,166	-	633,830
Securities sold under agreements to repurchase	4,425	-	4,425	-
Advances from FHLB	155,765	129,400	26,490	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,668	-	1,668	-
Subordinated debt	14,994	-	-	14,851
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2018
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$26,326	$26,326	$-	$-
Interest-bearing time deposits	1,953	-	1,953	-
Stock in FHLB	5,661	-	5,661	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,563,380	-	-	1,556,466
Accrued interest receivable	7,992	-	7,992	-
Financial liabilities
Deposits	1,579,902	1,046,491	-	529,297
Securities sold under agreements to repurchase	3,267	-	3,267	-
Advances from FHLB	76,652	66,550	10,110	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,206	-	1,206	-
Subordinated debt	14,945	-	-	14,382
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents and interest-bearing time deposits are valued at their carrying amounts, which approximates book value. Stock in FHLB and the Federal Reserve Bank of St. Louis is valued at cost, which approximates fair value. For December 31, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums. For June 30, 2018, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

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

Note 12:  Business Combinations

On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”), and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction.  Upon completion of the Merger, each share of Gideon common stock was converted into the right to receive $72.48 in cash, as well as 2.04 shares of Southern Missouri common stock, with cash payable in lieu of fractional Southern Missouri shares (the “Merger Consideration”).  The Company issued an aggregate of 317,225 shares of common stock for the stock portion of the Merger Consideration and paid an aggregate of approximately $11.3 million for the cash portion of the Merger Consideration.  The conversion of data systems took place on December 8, 2018. The Company acquired First Commercial primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through December 31, 2018, the Company incurred $629,000 of third-party acquisition-related costs with $420,000 and $554,000 being included in noninterest expense in the Company's consolidated statement of income for the three- and six-month periods ended December 31, 2018, respectively, and $75,000 included in the prior fiscal year.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Gideon acquisition is detailed in the following table.

Gideon Bancshares Company
Fair Value of Consideration Transferred
(dollars in thousands)

Cash	$11,271
Common stock, at fair value	10,757
Total consideration	$22,028

Recognized amounts of identifiable assets acquired
and liabilities assumed

Cash and cash equivalents	$2,894
Investment securities	54,866
Loans	144,286
Premises and equipment	3,663
Identifiable intangible assets	4,125
Miscellaneous other assets	5,926

Deposits	(170,687)
FHLB Advances	(18,701)
Note Payable	(4,400)
Miscellaneous other liabilities	(956)
Total identifiable net assets	21,016
Goodwill	$1,012

Of the total estimated purchase price of $22.0 million, $4.1 million has been allocated to core deposit intangible. Additionally, $1.0 million has been allocated to goodwill and none of the purchase price is deductible.  Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and First Commercial.  Total goodwill was assigned to the acquisition of First Commercial.  The core deposit intangible will be amortized over seven years on a straight line basis.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, our assessment of the ability of the borrower to service the debt, and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using individual analysis of each purchased credit impaired loan.

The Company acquired the $154.0 million loan portfolio at an estimated fair value discount of $9.7 million. The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided. When completed, the excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30.

Final estimates of certain loans, those for which specific credit-related deterioration, since origination, will be recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans will be based on reasonable expectation about the timing and amount of cash flows to be collected.

The acquired business contributed revenues of $1.2 million and earnings of $405,000 for the period from November 21, 2018 through December 31, 2018.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on July 1, 2018 and 2017:

	Pro Forma
	Three months ended
	December 31,
	2018	2017
Revenue	$22,879	$21,237
Earnings	7,629	5,314

	Pro Forma
	Six months ended
	December 31,
	2018	2017
Revenue	$45,739	$41,656
Earnings	14,948	10,587

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2018, the Bank operated from its headquarters, 47 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land on which its headquarters are located, and 46 of its other branch offices. The remaining three branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2018, and results of operations for the three- and six-month periods ended December 31, 2018 and 2017.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2018 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 54 in the Company’s 2018 Annual Report.

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

During the first six months of fiscal 2019, we grew our balance sheet by $320.2 million. Balance sheet growth was primarily attributable to the November 2018 acquisition of Gideon Bancshares Company, and its subsidiary, First Commercial Bank (the Gideon Acquisition), in which the Company acquired assets totaling $216.8 million, at fair value. Loans, net of the allowance for loan losses, increased $238.1 million, which included $144.3 million, at fair value, added through the Gideon Acquisition. Available-for-sale (AFS) securities increased $51.5 million, attributable to the Gideon Acquisition. Cash equivalents and time deposits increased a combined $11.8 million. Deposits increased $216.1 million, which included $171.2 million, at fair value, assumed in the Gideon Acquisition. Securities sold under agreements to repurchase increased $1.2 million, and advances from the Federal Home Loan Bank (FHLB) increased $79.1 million, primarily attributable to the Company’s use of overnight funding to provide for loan growth in excess of deposit growth, and, to a lesser extent, the assumption of advances totaling $18.7 million, at fair value, in the Gideon Acquisition. Equity increased $23.3 million, attributable to retained earnings, equity issued in the Gideon Acquisition, and a decrease in accumulated other comprehensive loss, which was due to a decrease in market interest rates.

Net income for the first six months of fiscal 2019 was $14.3 million, an increase of $4.2 million, or 42.1% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, and decreases in provision for income taxes and provision for loan losses, partially offset by an increase in noninterest expense. Diluted net income available to common shareholders was $1.57 per share for the first six months of fiscal 2019, as compared to $1.16 per share for the same period of the prior fiscal year. For the first six months of fiscal 2019, net interest income increased $4.4 million, or 14.4%; provision for income taxes decreased $966,000, or 21.8%; provision for loan losses decreased $516,000, or 34.1%; noninterest income increased $1.0 million, or 16.1%; and noninterest expense increased $2.7 million, or 12.8%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2019 generally drifted higher for much of the period, before moving sharply lower in December, while the yield curve flattened and even inverted at points. At December 31, 2018, as compared to June 30, 2018, the yield on two-year treasuries dropped from 2.52% to 2.48%, after having approached 3.00% in November; the yield on five-year treasuries moved down from 2.73% to 2.51%, after peaking above 3.00% in November; the yield on ten-year treasuries moved down from 2.85% to 2.69%, after having approached 3.25% in November; and the yield on 30-year treasuries moved up from 2.98% to 3.02%, after having yielded nearly 3.50% in November. The spread between two- and ten-year treasuries dropped from 33 to 21 basis points. As compared to the first six months of the prior fiscal year, our average yield on earning assets increased by 32 basis points as we originated and renewed loans and acquired securities at higher market rates reflecting recent increases by the Federal Reserve’s Open Market Committee (FOMC) and saw an increase in accretion of the fair value discount resulting from recent acquisitions (see “Results of Operations: Comparison of the three- and six-month periods ended December 31, 2018 and 2017 – Net Interest Income”). The FOMC increased targeted overnight rates by 25 basis points in June 2018, just prior to the beginning of the current six-month period, and again in September 2018 and in December 2018, just before the end of the current six month period. In December 2015, the FOMC began the current increasing rate cycle, raising targeted overnight rates by 25 basis points, which was the first increase since the financial crisis that began in 2008. In December 2016, a second 25 basis point increase was effected, followed by three increases of 25 basis points each in 2017, and four increases of 25 basis points each in 2018. The Company has considered the measured increase in market interest rates to generally be favorable; however, the flattening (and, at times, inverting) yield curve is concerning, especially as funding cost increases have picked up in recent quarters. Our average cost of interest-bearing deposits increased by 34 basis points, and our average cost of interest-bearing liabilities increased 41 basis points, when comparing the current six-month period with the same period of the prior fiscal year.

Our net interest margin decreased two basis points when comparing the first six months of fiscal 2019 to the same period of the prior fiscal year. The decrease was attributable to an increased cost of interest-bearing liabilities, partially offset by an increased yield on interest earning assets. Net interest income in the first six months of fiscal 2019 resulting from the accretion of the discount (and a smaller premium on acquired time deposits) attributable to the 2014 acquisition of Peoples Bank of the Ozarks (the Peoples Acquisition), the 2017 acquisition of Capaha Bank (the Capaha Acquisition), the 2018 acquisition of Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition) totaled $1.7 million, as compared to $1.3 million in the first six months of fiscal 2018. In the current six-month period, this component of net interest income contributed 18 basis points to the net interest margin, an increase from a contribution of 16 basis points in the year-ago period. Over the longer term, the Company generally expects this component of net interest income to decline, and the dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay. However, discount accretion resulting from the SMB-Marshfield Acquisition and the Gideon Acquisition has partially offset that decline, as there was no comparable item in the same period a year ago, and full quarter impact of the Gideon Acquisition going forward will contribute further in the second half of fiscal 2019. Also, to the extent we have periodic resolution of specific credit impaired loans, this may create volatility in this component of net interest income. Resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in the first quarter of fiscal 2019, as well as in the second and third quarters of fiscal 2018.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses.

During the six-month period ended December 31, 2018, noninterest income increased $1.0 million, or 16.1%, as compared to the same period of the prior fiscal year, attributable primarily to increases in bank card interchange income, earnings on bank-owned life insurance, and deposit account service charges, partially offset by reductions in gains realized on the sale of residential real estate loans originated for sale into the secondary market and gains on the sale of AFS securities. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Earnings on bank-owned life insurance increased due to a nonrecurring benefit realized in the current quarter. Gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased primarily as a result of a reduction in this type of loan origination, attributable to the increase in market interest rates and associated declines in refinancing activity.

Noninterest expense for the six-month period ended December 31, 2018, increased $2.7 million, or 12.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, and other expenses, including expenses related to and losses on the disposition of foreclosed real estate, provision for off-balance sheet credit exposure, and expenses to provide electronic banking services. Bank card network expenses increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Compensation and benefits, occupancy expenses, and expenses to provide electronic banking services increased as a result of continued growth in our organization’s operations, and were attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Expenses and losses related to foreclosed real estate are attributable to higher turnover of these assets during the current fiscal year, and provision for off-balance sheet credit exposure was a charge in the current six-month period, as compared to a recovery in the same period a year ago, as seasonal increases in available credit on agricultural and commercial loans required additional provisioning in the current quarter, while in the year ago quarter similar increases in available credit were more than offset by a decline in available credit on construction lines. Charges related to merger and acquisition activity totaled $595,000 in the current fiscal year to date, as compared to $333,000 in the same period of the prior fiscal year.

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

Comparison of Financial Condition at December 31 and June 30, 2018

The Company experienced balance sheet growth in the first six months of fiscal 2019, with total assets of $2.2 billion at December 31, 2018, reflecting an increase of $320.2 million, or 17.0%, as compared to June 30, 2018. Asset growth was comprised mainly of increases in loans, AFS securities, and cash and cash equivalents, and was attributable in large part to the Gideon Acquisition.

AFS securities were $197.9 million at December 31, 2018, an increase of $51.5 million, or 35.2%, as compared to June 30, 2018. The increase reflects the securities acquired in the Gideon Acquisition. Cash equivalents and time deposits were $40.1 million, an increase of $11.8 million, or 41.8%, as compared to June 30, 2018.

Loans, net of the allowance for loan losses, were $1.8 billion at December 31, 2018, an increase of $238.1 million, or 15.2%, as compared to June 30, 2018. The increase was attributable in large part to the Gideon Acquisition, which included loans recorded at a fair value of $144.3 million. Inclusive of the Gideon Acquisition, the portfolio saw growth in commercial real estate loans, commercial loans, residential real estate loans, consumer loans, and drawn balances on construction loans. Commercial real estate loans increased due to growth in loans secured by nonresidential properties, agricultural real estate, and unimproved land. The increase in commercial loan balances was attributable primarily to growth in commercial & industrial loan balances. Growth in residential real estate loans was attributable primarily to loans secured by multifamily real estate.

Deposits were $1.8 billion at December 31, 2018, an increase of $216.1 million, or 13.7%, as compared to June 30, 2018. The increase was attributable in large part to the Gideon Acquisition, which included deposits assumed at a fair value of $171.2 million. Inclusive of the Gideon Acquisition, deposit balances saw growth in certificates of deposit, money market deposit accounts, noninterest bearing transaction accounts, interest-bearing transaction accounts, and passbook and statement savings accounts. Since June 30, 2018, the Company’s public unit deposits increased $11.1 million, as we assumed approximately $18.6 million in public unit deposits in the Gideon Acquisition. Also since June 30, 2018, brokered certificates of deposit increased $35.2 million, and brokered nonmaturity deposits increased $809,000, with no brokered funding assumed in the Gideon Acquisition. The Company utilized brokered funding in addition to overnight borrowings to provide funding for loan growth and to maintain pricing discipline for retail deposits, and as we anticipate a seasonal increase in deposit growth in the third quarter of the fiscal year, accompanied by a seasonal slowdown in loan growth. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. The average loan-to-deposit ratio for the second quarter of fiscal 2019 was 101.4%, as compared to 98.4% for the same period of the prior fiscal year.

FHLB advances were $155.8 million at December 31, 2018, an increase of $79.1 million, or 103.2%, as compared to June 30, 2018. The increase was primarily attributable to the Company's use of overnight funding to provide for loan growth in excess of deposit growth and, to a lesser extent, the assumption of advances totaling $18.7 million, at fair value, in the Gideon Acquisition. Securities sold under agreements to repurchase totaled $4.4 million at December 31, 2018, an increase of $1.2 million, or 35.4%, as compared to June 30, 2018, although the Company continues to work to move these customers to a reciprocal insured deposit arrangement in lieu of these repurchase agreements. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company’s stockholders’ equity was $224.0 million at December 31, 2018, an increase of $23.3 million, or 11.6%, as compared to June 30, 2018. The increase was attributable to retained earnings, equity issued in the Gideon Acquisition, and a decrease in accumulated other comprehensive loss, which was due to a decrease in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six-Month Periods Ended
December 31, 2018 and 2017

The tables below present certain information regarding our financial condition and net interest income for the three- and six-month periods ended December 31, 2018 and 2017. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2018			December 31, 2017
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,348,479	$17,413	5.17	$1,162,386	$14,059	4.84
Other loans (1)	395,674	5,372	5.43	300,668	4,177	5.56
Total net loans	1,744,153	22,785	5.23	1,463,054	18,236	4.99
Mortgage-backed securities	99,089	649	2.62	78,485	426	2.17
Investment securities (2)	100,796	738	2.93	78,616	558	2.84
Other interest earning assets	4,020	35	3.57	3,028	11	1.45
Total interest earning assets (1)	1,948,058	24,207	4.97	1,623,183	19,231	4.74
Other noninterest earning assets (3)	164,815	-		141,665	-
Total assets	$2,112,873	$24,207		$1,764,848	$19,231

Interest bearing liabilities:
Savings accounts	$158,983	282	0.71	$144,880	174	0.48
NOW accounts	567,328	1,383	0.98	513,202	1,025	0.80
Money market deposit accounts	150,078	476	1.27	111,642	170	0.61
Certificates of deposit	616,944	2,784	1.81	523,441	1,656	1.27
Total interest bearing deposits	1,493,333	4,925	1.32	1,293,165	3,025	0.94
Borrowings:
Securities sold under agreements to repurchase	3,573	8	0.87	4,585	8	0.70
FHLB advances	146,010	932	2.55	70,797	284	1.60
Note Payable	3,957	48	4.85	3,000	29	3.87
Subordinated debt	14,982	226	6.03	14,884	182	4.89
Total interest bearing liabilities	1,661,855	6,139	1.48	1,386,431	3,528	1.02
Noninterest bearing demand deposits	226,559	-		193,028	-
Other noninterest bearing liabilities	9,816	-		6,657	-
Total liabilities	1,898,230	6,139		1,586,116	3,528
Stockholders’ equity	214,643	-		178,732	-
Total liabilities and stockholders' equity	$2,112,873	$6,139		$1,764,848	$3,528

Net interest income		$18,068			$15,703

Interest rate spread (4)			3.49%			3.72%
Net interest margin (5)			3.71%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.22%			117.08%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)    Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $60.7 million and $37.7 million, respectively, for the three-month period ended December 31, 2018, as compared to $53.9 million and $34.6 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2018			December 31, 2017
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,290,995	$33,089	5.13	$1,148,842	$27,692	4.82
Other loans (1)	373,952	10,612	5.68	300,764	8,000	5.32
Total net loans	1,664,947	43,701	5.25	1,449,606	35,692	4.92
Mortgage-backed securities	96,699	1,232	2.55	78,558	843	2.15
Investment securities (2)	84,020	1,255	2.99	76,928	1,087	2.83
Other interest earning assets	3,608	61	3.38	2,648	20	1.52
Total interest earning assets (1)	1,849,274	46,249	5.00	1,607,740	37,642	4.68
Other noninterest earning assets (3)	157,426	-		141,162	-
Total assets	$2,006,700	$46,249		$1,748,902	$37,642

Interest bearing liabilities:
Savings accounts	$156,144	525	0.67	$145,376	344	0.47
NOW accounts	557,676	2,644	0.95	498,891	1,974	0.79
Money market deposit accounts	135,194	820	1.21	110,477	320	0.58
Certificates of deposit	579,438	4,945	1.71	532,260	3,249	1.22
Total interest bearing deposits	1,428,452	8,934	1.25	1,287,004	5,887	0.91
Borrowings:
Securities sold under agreements to repurchase	3,611	16	0.88	7,038	22	0.61
FHLB advances	125,546	1,531	2.44	62,930	510	1.62
Note Payable	3,478	83	4.78	3,000	57	-
Subordinated debt	14,969	450	6.01	14,872	360	4.84
Total interest bearing liabilities	1,576,056	11,014	1.40	1,374,844	6,836	0.99
Noninterest bearing demand deposits	211,621	-		190,179	-
Other noninterest bearing liabilities	9,985	-		7,012	-
Total liabilities	1,797,662	11,014		1,572,035	6,836
Stockholders’ equity	209,038	-		176,867	-
Total liabilities and stockholders' equity	$2,006,700	$11,014		$1,748,902	$6,836

Net interest income		$35,235			$30,806

Interest rate spread (4)			3.60%			3.69%
Net interest margin (5)			3.81%			3.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.34%			116.94%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)          Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $57.7 million and $37.7 million, respectively, for the six-month period ended December 31, 2018, as compared to $54.0 million and $34.5 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-and six- month periods ended December 31, 2018, compared to the three- and six- month periods ended December 31, 2017. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2018
	Compared to three-month period ended December 31, 2017
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net

Interest-earnings assets:
Loans receivable (1)	$876	$3,504	$169	$4,549
Mortgage-backed securities	88	112	23	223
Investment securities (2)	17	157	6	180
Other interest-earning deposits	17	3	4	24
Total net change in income on
interest-earning assets	998	3,776	202	4,976

Interest-bearing liabilities:
Deposits	1,200	479	221	1,900
Securities sold under
agreements to repurchase	2	(2)	-	-
Subordinated debt	42	1	1	44
Note Payable	8	9	2	19
FHLB advances	168	302	178	648
Total net change in expense on
interest-bearing liabilities	1,420	789	402	2,611
Net change in net interest income	$(422)	$2,987	$(200)	$2,365

	Six-month period ended December 31, 2018
	Compared to six-month period ended December 31, 2017
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$2,289	$5,373	$347	$8,009
Mortgage-backed securities	158	195	36	389
Investment securities (2)	60	100	8	168
Other interest-earning deposits	25	7	9	41
Total net change in income on
interest-earning assets	2,532	5,675	400	8,607

Interest-bearing liabilities:
Deposits	2,182	618	247	3,047
Securities sold under
agreements to repurchase	9	(10)	(5)	(6)
FHLB advances	258	507	256	1,021
Note payable	15	9	2	26
Subordinated debt	87	2	1	90
Total net change in expense on
interest-bearing liabilities	2,551	1,126	501	4,178
Net change in net interest income	$(19)	$4,549	$(101)	$4,429

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2018 and 2017

General. Net income for the three-month period ended December 31, 2018, was $7.5 million, an increase of $2.3 million, or 44.2%, as compared to the same period of the prior fiscal year. The increase was attributable to an increase in net interest income and noninterest income and decreases in provision for income taxes and provision for loan losses, partially offset by an increase in noninterest expense.

For the three-month period ended December 31, 2018, basic and fully-diluted net income per share available to common shareholders were $0.82 and $0.81, respectively, as compared to $0.60 under both measures for the same period of the prior fiscal year, which represented increases of $0.22, or 36.7%, and $0.21, or 35.0%, respectively. Our annualized return on average assets for the three-month period ended December 31, 2018, was 1.41%, as compared to 1.17% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2018, was 13.9%, as compared to 11.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2018, was $18.1 million, an increase of $2.4 million, or 15.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 20.0% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.71% in the current three-month period, from 3.87% in the three-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the August 2014 Peoples Acquisition, the June 2017 Capaha Acquisition, the February 2018 SMB-Marshfield Acquisition, and the November 2018 Gideon Acquisition resulted in an additional $467,000 in net interest income for the three-month period ended December 31, 2018, as compared to $860,000 in net interest income for the same period a year ago. In the current three-month period, this component of net interest income contributed 10 basis points to the net interest margin, a decrease from a contribution of 21 basis points in the year-ago period. Over the longer term, the Company generally expects this component of net interest income to decline, and the dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay. However, discount accretion resulting from the SMB-Marshfield Acquisition and the Gideon Acquisition has partially offset that decline, as there was no comparable item in the same period a year ago, and full quarter impact of the Gideon Acquisition going forward will contribute further in the second half of fiscal 2019. Also, to the extent we have periodic resolution of specific credit impaired loans, this may create volatility in this component of net interest income. Resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in the first quarter of fiscal 2019, as well as in the second and third quarters of fiscal 2018.

For the three-month period ended December 31, 2018, our net interest rate spread was 3.49%, as compared to 3.72% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 46 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 23 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended December 31, 2018, was $24.2 million, an increase of $5.0 million, or 25.9%, as compared to the same period of the prior fiscal year. The increase was attributed to a 20.0% increase in the average balance of interest-earning assets, combined with a 23 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, including organic growth and growth through acquisitions, though investment balances increased at a faster rate, due to growth through acquisitions. The increase in the average yield on interest-earning assets was attributable to origination and renewals of loans at higher market rates and reinvestment in investment securities at higher market rates, partially offset by the decrease in loan discount accretion, discussed above, as well as a shift in the earning asset mix towards the securities portfolio.

Interest Expense. Total interest expense for the three-month period ended December 31, 2018, was $6.1 million, an increase of $2.6 million, or 74.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 46 basis point increase in the average cost of interest-bearing liabilities, combined with a 19.9% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to higher market rates for certificates of deposit, short-term FHLB borrowings, money market deposit accounts, and interest-bearing transaction accounts, as well as a shift in the composition of interest-bearing liabilities towards FHLB borrowings. Increased average interest-bearing balances were attributable primarily to increases in certificates of deposit, FHLB borrowings, interest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by lower repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended December 31, 2018, was $314,000, as compared to $642,000 in the same period of the prior fiscal year. Decreased provisioning was attributed primarily to continued low levels of net charge offs and a stable outlook regarding the credit quality of the Company’s legacy loan portfolio. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.07% (annualized), while the Company recorded net charge offs during the period of 0.02% (annualized). During the same period of the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.18% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended December 31, 2018, was $4.1 million, an increase of $880,000, or 27.7%, as compared to the same period of the prior fiscal year. The increase was attributable in part to a nonrecurring benefit in the current period of $346,000 related to bank-owned life insurance, and a $60,000 gain related to the Company’s sale of stock in a banker’s bank, which had been acquired in a recent acquisition. In addition, the Company realized increased bank card interchange income, deposit account service charges, and loan fees, partially offset by a reduction in gains realized on the sale of residential loans originated for sale into the secondary market and inclusion in the year-ago period’s results of gains on sales of AFS securities, with no comparable income in the current period. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased as volume remained relatively unchanged, but pricing available decreased due to competitive factors and a small shift in the loan mix to less profitable products.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2018, was $12.6 million, an increase of $2.0 million, or 19.3%, as compared to the same period of the prior fiscal year. The increase was attributable in part to $420,000 in charges directly attributable to the Gideon Acquisition, including primarily data processing charges, retention bonuses, and legal fees. In the year ago period, comparable charges totaled $111,000. Additionally, the Company realized increases in compensation and benefits, occupancy expenses, bank card network expense, expenses related to and losses on disposition of foreclosed real estate, higher expenses related to providing electronic banking services, and provision for off-balance sheet credit exposure, partially offset by a decrease in advertising expenses and legal and professional fees. Provisioning for off-balance sheet credit exposure increased to $162,000 in the current quarter, as compared to a recovery of $72,000 in the year ago period, as seasonal increases in available credit on agricultural and commercial loans required additional provisioning in the current quarter, while in the year ago quarter similar increases in available credit were more than offset by a decline in available credit on construction lines. Compensation and benefits, occupancy expenses, and expenses related to electronic banking increased as a result of continued growth in our organization’s operations, and bank card network expenses have increased as a result of higher levels of depositor activity, all of which are attributable in part to the SMB-Marshfield Acquisition and Gideon Acquisition. The efficiency ratio for the three-month period ended December 31, 2018, was 56.7%, as compared to 55.8% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended December 31, 2018, was $1.8 million, a decrease of $744,000, or 29.2%, as compared to the same period of the prior fiscal year, attributable to a decrease in the effective tax rate, to 19.5%, as compared to 33.0% in the year-ago period, partially offset by an increase in pre-tax income. The lower effective tax rate was attributed to the December 2017 enactment of a reduction in the federal corporate income tax rate, which also increased the effective tax rate during the quarter ended December 31, 2017, as the enactment of the tax rate reduction required a revaluation of the Company’s deferred tax asset.

Results of Operations – Comparison of the six-month periods ended December 31, 2018 and 2017

General. Net income for the six-month period ended December 31, 2018, was $14.3 million, an increase of $4.2 million, or 42.1%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income and decreases in provision for income taxes and provision for loan losses, partially offset by an increase in noninterest expense.

For the six-month period ended December 31, 2018, basic and fully-diluted net income per share were $1.57 under both measures, as compared to $1.17 and $1.16, respectively, for the same period of the prior fiscal year, which represented increases of $0.40, or 34.2%, and $0.41, or 35.3%, respectively. Our annualized return on average assets for the six-month period ended December 31, 2018, was 1.42%, as compared to 1.15% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2018, was 13.6%, as compared to 11.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2018, was $35.2 million, an increase of $4.4 million, or 14.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 15.0% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.81% in the current six-month period, from 3.83% in the six-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the August 2014 Peoples Acquisition, the June 2017 Capaha Acquisition, the February 2018 SMB-Marshfield Acquisition, and the November 2018 Gideon Acquisition resulted in an additional $1.7 million in net interest income for the six-month period ended December 31, 2018, as compared to $1.3 million in net interest income for the same period a year ago. In the current six-month period, this component of net interest income contributed 18 basis points to the net interest margin, an increase from a contribution of 16 basis points in the year-ago period. Over the longer term, the Company generally expects this component of net interest income to decline, and the dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay. However, discount accretion resulting from the SMB-Marshfield Acquisition and the Gideon Acquisition has partially offset that decline, as there was no comparable item in the same period a year ago, and full quarter impact of the Gideon Acquisition going forward will contribute further in the second half of fiscal 2019. Also, to the extent we have periodic resolution of specific credit impaired loans, this may create volatility in this component of net interest income. Resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in the first quarter of fiscal 2019, as well as in the second and third quarters of fiscal 2018.

For the six-month period ended December 31, 2018, our net interest spread was 3.60%, as compared to 3.69% in the six-month period a year ago. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 41 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 32 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the six-month period ended December 31, 2018, was $46.2 million, an increase of $8.6 million, or 22.9%, as compared to the same period of the prior fiscal year. The increase was attributed to a 15.0% increase in the average balance of interest-earning assets, combined with a 32 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, including organic growth and growth through acquisitions, while investment balances increased at a slower rate, and that growth was due largely to acquisitions. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates, as well as the increase in loan discount accretion, discussed above.

Interest Expense. Total interest expense for the six-month period ended December 31, 2018, was $11.0 million, an increase of $4.2 million, or 61.1%, as compared to the same period of the prior fiscal year. The increase was attributable to a 41 basis point increase in the average cost of interest-bearing liabilities, combined with a 14.6% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to higher market rates for certificates of deposit, short-term FHLB borrowings, interest-bearing transaction accounts, and money market deposit accounts, as well as a shift in the composition of interest-bearing liabilities towards FHLB borrowings.

Provision for Loan Losses. The provision for loan losses for the six-month period ended December 31, 2018, was $1.0 million, as compared to $1.5 million in the same period of the prior fiscal year. Decreased provisioning was attributed primarily to continued low levels of net charge offs and a stable outlook regarding the credit quality of the Company’s legacy loan portfolio. As a percentage of average loans outstanding, the provision for loan losses in the current six-month period represented a charge of 0.12% (annualized), while the Company recorded net charge offs during the period of 0.02% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.21% (annualized), while the Company recorded net charge offs of 0.03% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the six-month period ended December 31, 2018, was $7.5 million, an increase of $1.0 million, or 16.1%, as compared to the same period of the prior fiscal year. The increase was attributable in part to a nonrecurring benefit in the current period of $346,000 related to bank-owned life insurance, and a $60,000 gain related to the Company’s sale of stock in a banker’s bank, which had been acquired in a recent acquisition. In addition, the Company realized increased bank card interchange income, earnings on bank-owned life insurance, and deposit account service charges, partially offset by a reduction in gains realized on the sale of residential loans originated for sale into the secondary market and inclusion in the year-ago period’s results of gains on sales of AFS securities, with no comparable income in the current period. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased as volume remained relatively unchanged, but pricing available decreased due to competitive factors and a small shift in the loan mix to less profitable products.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2018, was $24.0 million, an increase of $2.7 million, or 12.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, and other expenses, including expenses related to and losses on the disposition of foreclosed real estate, provision for off-balance sheet credit exposure, and expenses to provide electronic banking services. Bank card network expenses have increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Compensation and benefits, occupancy expenses, and expenses to provide electronic banking services increased as a result of continued growth in our organization’s operations, and were attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Expenses and losses related to foreclosed real estate are attributable to higher turnover of these assets during the current fiscal year, and provision for off-balance sheet credit exposure was a charge in the current six-month period, as compared to a recovery in the same period a year ago, as seasonal increases in available credit on agricultural and commercial loans required additional provisioning in the current quarter, while in the year ago quarter similar increases in available credit were more than offset by a decline in available credit on construction lines. Charges related to merger and acquisition activity totaled $595,000 in the current fiscal year to date, as compared to $333,000 in the same period of the prior fiscal year. The efficiency ratio for the six-month period ended December 31, 2018, was 56.2%, as compared to 57.2% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the six-month period ended December 31, 2018, was $3.5 million, a decrease of $1.0 million, or 21.8%, as compared to the same period of the prior fiscal year, attributable to a decrease in the effective tax rate, to 19.6%, as compared to 30.7% in the year-ago period, partially offset by an increase in pre-tax income. The lower effective tax rate was attributed to the December 2017 enactment of a reduction in the federal corporate income tax rate, which also increased the effective tax rate during the six-month period ended December 31, 2017, as the enactment of the tax rate reduction required a revaluation of the Company’s deferred tax asset.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and six-month periods ended December 31, 2018 and 2017:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2018	2017	2018	2017

Balance, beginning of period	$18,790	$16,357	$18,214	$15,538
Loans charged off:
Residential real estate	(9)	(55)	(9)	(78)
Construction	-	-	-	-
Commercial business	(47)	(21)	(47)	(21)
Commercial real estate	(25)	(36)	(120)	(36)
Consumer	(3)	(28)	(20)	(58)
Gross charged off loans	(84)	(140)	(196)	(193)
Recoveries of loans previously charged off:
Residential real estate	-	1	1	1
Construction	-	-	-	-
Commercial business	-	6	1	6
Commercial real estate	3	-	3	-
Consumer	-	1	5	4
Gross recoveries of charged off loans	3	8	10	11
Net (charge offs) recoveries	(81)	(132)	(186)	(182)
Provision charged to expense	314	642	995	1,511
Balance, end of period	$19,023	$16,867	$19,023	$16,867

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $809,000 to $19.0 million at December 31, 2018, from $18.2 million at June 30, 2018. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at December 31, 2018.

At December 31, 2018, the Company had loans of $29.1 million, or 1.60% of total loans, adversely classified ($28.4 million classified “substandard”; $648,000 classified “doubtful”), as compared to loans of $14.2 million, or 0.90% of total loans, adversely classified ($12.4 million classified “substandard”; $1.8 million classified “doubtful”) at June 30, 2018, and $11.1 million, or 0.75% of total loans, adversely classified ($10.5 million classified “substandard”; $602,000 classified “doubtful”) at December 31, 2017. Classified loans were generally comprised of loans secured by commercial real estate loans, commercial operating loans and residential real estate loans, and included $14.9 million, at fair value, added as a result of the Gideon Acquisition. All loans considered classified were the result of concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $10.3 million at December 31, 2018. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $9.4 million at June 30, 2018, to $21.0 million at December 31, 2018.

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

The following table sets forth the Company’s historical net charge offs as of December 31 and June 30, 2018:

Portfolio segment	December 31, 2018	June 30, 2018
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.02%	0.04%
Construction	0.01%	0.01%
Commercial	0.02%	0.01%
Consumer loans	0.16%	0.23%
Commercial loans	0.01%	0.01%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At December 31, 2018, these qualitative factors included:

· Changes in lending policies
· National, regional, and local economic conditions
· Changes in mix and volume of portfolio
· Experience, ability, and depth of lending management and staff
· Entry to new markets
· Levels and trends of delinquent, nonaccrual, special mention and
· Classified loans
· Concentrations of credit
· Changes in collateral values
· Agricultural economic conditions
· Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended December 31, 2018	Qualitative factor applied at fiscal year ended June 30, 2018
Real estate loans:
Residential	0.64%	0.63%
Construction	1.64%	1.69%
Commercial	1.14%	1.27%
Consumer loans	1.43%	1.41%
Commercial loans	1.29%	1.32%

At December 31, 2018, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $16.0 million, as compared to $15.5 million at June 30, 2018, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to management’s assessment that risks represented by the qualitative factors continue to lessen. Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	December 31, 2018	June 30, 2018	December 31, 2017
Nonaccruing loans:
Residential real estate	$5,836	$5,913	$924
Construction	24	25	34
Commercial real estate	10,560	1,962	209
Consumer	353	209	123
Commercial business	3,680	1,063	345
Total	20,453	9,172	1,635

Loans 90 days past due accruing interest:
Residential real estate	-	-	761
Construction	-	-	-
Commercial real estate	-	-	4,147
Consumer	-	-	136
Commercial business	-	-	637
Total	-	-	5,681

Total nonperforming loans	20,453	9,172	7,316

Foreclosed assets held for sale:
Real estate owned	3,894	3,874	3,653
Other nonperforming assets	54	50	71
Total nonperforming assets	$24,401	$13,096	$11,040

At December 31, 2018, troubled debt restructurings (TDRs) totaled $13.5 million, of which $318,000 was considered nonperforming and is included in the nonaccrual loan total above. The remaining $13.1 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2018, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2018, TDRs totaled $13.0 million, of which $1.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $11.7 million in TDRs at June 30, 2018, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2018, nonperforming assets totaled $24.4 million, as compared to $13.1 million at June 30, 2018, and $11.0 million at December 31, 2017. The increase in nonperforming assets from fiscal year end was attributable primarily to the Gideon Acquisition, which included $12.9 million in nonperforming loans and a small balance of foreclosed property, and new foreclosures, partially offset by sales of foreclosed assets with a carrying value of $1.3 million.

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

At December 31, 2018, the Company had outstanding commitments and approvals to extend credit of approximately $330.1 million (including $232.0 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2018, the Bank had pledged $737.4 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $362.4 million, of which $156.2 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its multi-family residential real estate, commercial, and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 45% of bank assets, or $870.6 million, subject to available collateral. Also, at December 31, 2018, the Bank had pledged a total of $219.4 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $162.6 million in primary credit borrowings from the Federal Reserve’s discount window, of which none was drawn. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of December 31 and June 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2018, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$242,777	12.53%	$154,972	8.00%	n/a	n/a
Southern Bank	233,946	12.16%	153,942	8.00%	192,427	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	222,406	11.48%	116,229	6.00%	n/a	n/a
Southern Bank	213,575	11.10%	115,456	6.00%	153,942	8.00%
Tier I Capital (to Average Assets)
Consolidated	222,406	10.64%	83,628	4.00%	n/a	n/a
Southern Bank	213,575	10.70%	79,859	4.00%	99,824	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	207,412	10.71%	87,172	4.50%	n/a	n/a
Southern Bank	213,575	11.10%	86,592	4.50%	125,078	6.50%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$222,133	13.53%	$131,335	8.00%	n/a	n/a
Southern Bank	214,804	13.18%	130,337	8.00%	162,921	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	202,756	12.35%	98,501	6.00%	n/a	n/a
Southern Bank	195,427	12.00%	97,753	6.00%	130,337	8.00%
Tier I Capital (to Average Assets)
Consolidated	202,756	10.97%	73,932	4.00%	n/a	n/a
Southern Bank	195,427	10.60%	73,721	4.00%	92,152	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	188,416	11.48%	73,876	4.50%	n/a	n/a
Southern Bank	195,427	12.00%	73,315	4.50%	105,899	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2019, fixed rate 1- to 4-family residential loan production totaled $35.0 million, as compared to $29.5 million during the same period of the prior fiscal year. At December 31, 2018, the fixed rate residential loan portfolio was $171.5 million with a weighted average maturity of 99 months, as compared to $148.7 million at December 31, 2017, with a weighted average maturity of 104 months. The Company originated $18.2 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2018, as compared to $17.4 million during the same period of the prior fiscal year. At December 31, 2018, fixed rate loans with remaining maturities in excess of 10 years totaled $37.3 million, or 2.1% of net loans receivable, as compared to $36.6 million, or 2.5% of net loans receivable at December 31, 2017. The Company originated $179.2 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2018, as compared to $115.2 million during the same period of the prior fiscal year. The Company also originated $38.5 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2018, as compared to $39.1 million during the same period of the prior fiscal year. At December 31, 2018, adjustable-rate home equity lines of credit increased to $41.0 million, as compared to $36.3 million at December 31, 2017. At December 31, 2018, the Company’s investment portfolio had an expected weighted-average life of 3.8 years, compared to 3.9 years at December 31, 2017. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2018, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2018
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 166,935	$ (43,180)	-21%	8.05%	-1.58%
+200 bp	181,211	(28,904)	-14%	8.59%	-1.04%
+100 bp	195,706	(14,409)	-7%	9.12%	-0.51%
0 bp	210,115	-	-	9.63%	0.00%
-100 bp	225,600	15,485	7%	10.17%	0.55%
-200 bp	255,466	45,351	22%	11.33%	1.70%
-300 bp	284,567	74,452	35%	12.45%	2.82%

June 30, 2018
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 171,151	$ (31,594)	-16%	9.57%	-1.22%
+200 bp	182,263	(20,482)	-10%	10.03%	-0.77%
+100 bp	193,119	(9,626)	-5%	10.45%	-0.35%
0 bp	202,745	-	-	10.80%	0.00%
-100 bp	212,684	9,939	5%	11.16%	0.36%
-200 bp	241,161	38,415	19%	12.43%	1.63%
-300 bp	268,610	65,865	32%	13.64%	2.84%

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

The Bank’s Board of Directors (the “Board”) is responsible for reviewing the Bank’s asset and liability policies. The Board’s Asset/Liability Committees meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank’s management is responsible for administering the policies and determinations of the Boards with respect to the Bank’s asset and liability goals and strategies.

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2018, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2018 thru 10/31/2018	-	-	-	-
11/1/2018 thru 11/30/2018	-	-	-	-
12/1/2018 thru 12/31/2018	-	-	-	-
Total	-	-	-	-

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

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	Registrant's 2017 Omnibus Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)
	2.	2008 Equity Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	3.	2003 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	4.	1994 Stock Option and Incentive Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)(P)
	5.	Management Recognition and Development Plan (attached to the Registrant's definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)(P)
	6.	Employment Agreements
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
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 11, 2019	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2019	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)