Form 10-Q
period 2019-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2019-05-10
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-23406
Southern Missouri Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2991 Oak Grove Road, Poplar Bluff, Missouri	63901
(Address of principal executive offices)	(Zip Code)

(573) 778-1800

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)
Yes	No	X

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SMBC	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2019
Common Stock, Par Value $.01	9,324,459 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND JUNE 30, 2018

(dollars in thousands)	March 31, 2019	June 30, 2018
Assets	(unaudited)
Cash and cash equivalents	$31,386	$26,326
Interest-bearing time deposits	967	1,953
Available for sale securities	161,510	146,325
Stock in FHLB of Des Moines	4,873	5,661
Stock in Federal Reserve Bank of St. Louis	4,343	3,566
Loans receivable, net of allowance for loan losses of $19,434 and $18,214 at March 31, 2019 and June 30, 2018, respectively	1,823,449	1,563,380
Accrued interest receivable	9,110	7,992
Premises and equipment, net	62,508	54,832
Bank owned life insurance – cash surrender value	38,086	37,547
Goodwill	14,089	13,078
Other intangible assets, net	9,902	6,918
Prepaid expenses and other assets	16,224	18,537
Total assets	$2,176,447	$1,886,115

Liabilities and Stockholders' Equity
Deposits	$1,874,114	$1,579,902
Securities sold under agreements to repurchase	4,703	3,267
Advances from FHLB of Des Moines	38,388	76,652
Note payable	3,000	3,000
Accounts payable and other liabilities	7,782	6,449
Accrued interest payable	2,063	1,206
Subordinated debt	15,018	14,945
Total liabilities	1,945,068	1,685,421

Common stock, $.01 par value, 25,000,000 and 12,000,000 shares authorized, 9,324,659 and 8,996,584 shares issued, respectively, at March 31, 2019 and June 30, 2018	93	90
Additional paid-in capital	94,525	83,413
Retained earnings	137,333	119,536
Accumulated other comprehensive income (loss)	(572)	(2,345)
Total stockholders' equity	231,379	200,694
Total liabilities and stockholders' equity	$2,176,447	$1,886,115

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$23,838	$18,337	$67,539	$54,029
Investment securities	584	573	1,839	1,659
Mortgage-backed securities	736	453	1,968	1,297
Other interest-earning assets	28	22	89	42
Total interest income	25,186	19,385	71,435	57,027
INTEREST EXPENSE:
Deposits	5,851	3,281	14,786	9,169
Securities sold under agreements to repurchase	10	8	25	29
Advances from FHLB of Des Moines	495	199	2,025	709
Note payable	37	30	121	87
Subordinated debt	239	192	689	552
Total interest expense	6,632	3,710	17,646	10,546
NET INTEREST INCOME	18,554	15,675	53,789	46,481
PROVISION FOR LOAN LOSSES	491	550	1,486	2,060
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,063	15,125	52,303	44,421
NONINTEREST INCOME:
Deposit account charges and related fees	1,191	1,112	3,701	3,442
Bank card interchange income	1,113	948	3,358	2,722
Loan late charges	137	92	351	310
Loan servicing fees	152	162	465	489
Other loan fees	289	544	1,003	1,174
Net realized gains on sale of loans	175	196	495	618
Net realized gains on sale of AFS securities	244	254	244	292
Earnings on bank owned life insurance	240	235	1,080	702
Other income	405	327	733	567
Total noninterest income	3,946	3,870	11,430	10,316
NONINTEREST EXPENSE:
Compensation and benefits	7,221	6,040	19,712	17,396
Occupancy and equipment, net	2,731	2,553	7,872	7,241
Deposit insurance premiums	157	151	440	422
Legal and professional fees	224	354	734	899
Advertising	261	283	854	885
Postage and office supplies	218	178	564	552
Intangible amortization	462	364	1,232	1,061
Bank card network expense	534	387	1,525	1,127
Other operating expense	1,382	1,617	4,258	3,618
Total noninterest expense	13,190	11,927	37,191	33,201
INCOME BEFORE INCOME TAXES	8,819	7,068	26,542	21,536
INCOME TAXES	1,725	1,810	5,194	6,245
NET INCOME	$7,094	$5,258	$21,348	$15,291

Basic earnings per common share	$0.76	$0.60	$2.33	$1.77
Diluted earnings per common share	$0.76	$0.60	$2.33	$1.77
Dividends per common share	$0.13	$0.11	$0.39	$0.33

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

(dollars in thousands)
Net income	$7,094	$5,258	$21,348	$15,291
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	1,829	(1,416)	2,595	(2,754)
Less: reclassification adjustment for realized gains included in net income	244	254	244	292
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	-	(265)	-	(213)
Tax benefit (expense)	(349)	465	(578)	890
Total other comprehensive income (loss)	1,236	(1,470)	1,773	(2,369)
Comprehensive income	$8,330	$3,788	$23,121	$12,922

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	For the three- and nine- month periods ended March 31, 2019
		Additional		Accumulated Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE AS OF DECEMBER 31, 2018	$93	$94,293	$131,451	$(1,808)	$224,029

Net Income			7,094		7,094
Change in unrealized loss on available for sale securities				1,236	1,236
Dividends paid on common stock ($.13 per share )			(1,212)		(1,212)
Stock option expense		17			17
Stock grant expense		215			215
Common stock issued					-
BALANCE AS OF MARCH 31, 2019	$93	$94,525	$137,333	$(572)	$231,379

BALANCE AS OF JUNE 30, 2018	$90	$83,413	$119,536	$(2,345)	$200,694

Net Income			21,348		21,348
Change in unrealized loss on available for sale securities				1,773	1,773
Dividends paid on common stock ($.39 per share )			(3,551)		(3,551)
Stock option expense		35			35
Stock grant expense		323			323
Common stock issued	3	10,754			10,757
BALANCE AS OF MARCH 31, 2019	$93	$94,525	$137,333	$(572)	$231,379

	For the three- and nine- month periods ended March 31, 2018
		Additional		Accumulated Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE AS OF DECEMBER 31, 2017	$86	$70,209	$110,577	$(372)	$180,500

Net Income			5,258		5,258
Change in unrealized loss on available for sale securities				(1,470)	(1,470)
Dividends paid on common stock ($.11 per share )			(947)		(947)
Stock option expense		9			9
Stock grant expense		191			191
Common stock issued	4	12,951			12,955
BALANCE AS OF MARCH 31, 2018	$90	$83,360	$114,888	$(1,842)	$196,496

BALANCE AS OF JUNE 30, 2017	$86	$70,101	$102,369	$527	$173,083

Net Income			15,291		15,291
Change in unrealized loss on available for sale securities			65	(2,369)	(2,304)
Dividends paid on common stock ($.33 per share )			(2,837)		(2,837)
Stock option expense		13			13
Stock grant expense		299			299
Common stock issued	4	12,947			12,951
BALANCE AS OF MARCH 31, 2018	$90	$83,360	$114,888	$(1,842)	$196,496

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2019	2018
Cash Flows From Operating Activities:
Net Income	$21,348	$15,291
Items not requiring (providing) cash:
Depreciation	2,505	2,334
Loss (gain) on disposal of fixed assets	3	(199)
Stock option and stock grant expense	357	221
Loss (gain) on sale/write-down of REO	187	(83)
Amortization of intangible assets	1,232	1,061
Accretion of purchase accounting adjustments	(2,275)	(1,353)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,080)	(702)
Provision for loan losses	1,486	2,060
Gains realized on sale of AFS securities	(244)	(292)
Net amortization of premiums and discounts on securities	624	763
Originations of loans held for sale	(21,304)	(21,831)
Proceeds from sales of loans held for sale	21,519	21,497
Gain on sales of loans held for sale	(495)	(618)
Changes in:
Accrued interest receivable	620	67
Prepaid expenses and other assets	4,213	7,049
Accounts payable and other liabilities	877	(2,953)
Deferred income taxes	(181)	(1,280)
Accrued interest payable	759	197
Net cash provided by operating activities	30,151	21,229

Cash flows from investing activities:
Net increase in loans	(116,244)	(58,019)
Net change in interest-bearing deposits	986	249
Proceeds from maturities of available for sale securities	25,211	17,842
Proceeds from sales of available for sale securities	40,985	8,166
Net redemptions (purchases) of Federal Home Loan Bank stock	1,849	(630)
Net purchases of Federal Reserve Bank of St. Louis stock	(778)	(839)
Purchases of available-for-sale securities	(24,544)	(25,891)
Purchases of premises and equipment	(6,550)	(1,971)
Net cash paid for acquisition	(8,377)	(1,501)
Investments in state & federal tax credits	(231)	(5,086)
Proceeds from sale of fixed assets	29	1,918
Proceeds from sale of foreclosed assets	1,961	1,088
Proceeds from BOLI claim	544	-
Net cash used in investing activities	(85,159)	(64,674)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	17,574	83,422
Net increase (decrease) in certificates of deposits	106,027	(32,830)
Net increase (decrease) in securities sold under agreements to repurchase	1,436	(6,443)
Proceeds from Federal Home Loan Bank advances	466,800	1,372,930
Repayments of Federal Home Loan Bank advances	(523,818)	(1,370,930)
Repayments of long term debt	(4,400)	-
Exercise of stock options	-	128
Dividends paid on common stock	(3,551)	(2,837)
Net cash provided by financing activities	60,068	43,440

Increase (decrease) in cash and cash equivalents	5,060	(5)
Cash and cash equivalents at beginning of period	26,326	30,786
Cash and cash equivalents at end of period	$31,386	$30,781

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2019	2018
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,603	$1,694
Conversion of foreclosed real estate to loans	51	112
Conversion of loans to repossessed assets	26	46
The Company purchased all of the capital stock of Gideon Bancshares Company for $22,028 on November 21, 2018.
The Company purchased all of the capital stock of Southern Missouri Bancshares, Inc. for $16,815 on February 23, 2018.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	216,772	90,996
Less: common stock issued	10,757	12,955
Cash paid for the capital stock	11,271	3,860
Liabilities assumed	194,744	74,181

Cash paid during the period for:
Interest (net of interest credited)	$3,457	$2,331
Income taxes	1,455	1,080

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2019, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2018, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a REIT which is controlled by SB Real Estate Investments, LLC, but which has other preferred shareholders in order to meet the requirements to be a REIT.  At March 31, 2019, assets of the REIT were approximately $615 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $4.8 million and $3.4 million at March 31, 2019 and June 30, 2018, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines.

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

Intangible Assets.  The Company’s intangible assets at March 31, 2019 included gross core deposit intangibles of $14.7 million with $6.4 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.6 million.  At June 30, 2018, the Company’s intangible assets included gross core deposit intangibles of $10.6 million with $5.2 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.5 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $441,000 in the remainder of fiscal 2019, $1.8 million in fiscal 2020, $1.3 million in fiscal 2021, $1.3 million in fiscal 2022, $1.3 million in fiscal 2023, and $2.2 million thereafter.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. Management is evaluating the impact this new guidance will have on the Company’s consolidated financial statements, but cannot yet reasonably estimate the impact of adoption.  The Company formed a working group of key personnel responsible for the allowance for loan losses estimate and initiated its evaluation of the data and systems requirements of adoption of the Update.  The group determined that purchasing third party software would be the most effective method to comply with the requirements, evaluated several outside vendors, and made a vendor recommendation that was approved by the Board.  Model validation and data testing using existing ALLL methodology have been completed.  The Company expects that preliminary CECL calculations will be ready for detailed review during the fourth fiscal quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Adoption of the standard allows the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Management is evaluating the impact of the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$7,279	$-	$(60)	$7,219
State and political subdivisions	40,227	444	(160)	40,511
Other securities	5,182	54	(186)	5,050
Mortgage-backed GSE residential	109,513	386	(1,169)	108,730
Total investments and mortgage-backed securities	$162,201	$884	$(1,575)	$161,510

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$9,513	$-	$(128)	$9,385
State and political subdivisions	41,862	230	(480)	41,612
Other securities	5,284	61	(193)	5,152
Mortgage-backed GSE residential	92,708	1	(2,533)	90,176
Total investments and mortgage-backed securities	$149,367	$292	$(3,334)	$146,325

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2019
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$4,545	$4,526
After one year but less than five years	12,153	12,140
After five years but less than ten years	18,862	18,995
After ten years	17,128	17,119
Total investment securities	52,688	52,780
Mortgage-backed securities	109,513	108,730
Total investments and mortgage-backed securities	$162,201	$161,510

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $141.0 million at March 31, 2019 and $124.2 million at June 30, 2018.  The securities pledged consist of marketable securities, including $6.2 million and $8.4 million of U.S. Government and Federal Agency Obligations, $44.5 million and $39.8 million of Mortgage-Backed Securities, $55.5 million and $41.5 million of Collateralized Mortgage Obligations, $34.6 million and $34.2 million of State and Political Subdivisions Obligations, and $200,000 and $300,000 of Other Securities at March 31, 2019 and June 30, 2018, respectively.

Gains of $265,450 were recognized from sales of available-for-sale securities in each of the three- and nine- month periods ended March 31, 2019.  Losses of $21,576 were recognized from sales of available-for-sale securities in each of the three- and nine- month periods ended March 31, 2019.  Gains of $344,391 and $395,843 were recognized from sales of available-for-sale securities in the three- and nine- month periods ended March 31, 2018.  Losses of $ 89,996 and $104,341 were recognized from sales of available-for-sale securities in the three- and nine- month periods ended March 31, 2018.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and June 30, 2018:

	March 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$7,219	$60	$7,219	$60
Obligations of state and political subdivisions	343	2	14,171	158	14,514	160
Other securities	-	-	1,001	186	1,001	186
Mortgage-backed securities	7,091	24	62,744	1,145	69,835	1,169
Total investments and mortgage-backed securities	$7,434	$26	$85,135	$1,549	$92,569	$1,575

	June 30, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$5,957	$58	$3,427	$70	$9,384	$128
Obligations of state and political subdivisions	14,861	224	8,526	256	23,387	480
Other securities	982	10	1,109	183	2,091	193
Mortgage-backed securities	65,863	1,513	24,187	1,020	90,050	2,533
Total investments and mortgage-backed securities	$87,663	$1,805	$37,249	$1,529	$124,912	$3,334

Other securities.  At March 31, 2019, there were two pooled trust preferred securities with an estimated fair value of $791,000 and unrealized losses of $181,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities. Rules adopted by the federal banking agencies in December 2013 to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) generally prohibit banking entities from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with a hedge fund or private equity fund. The pooled trust preferred securities owned by the Company were included in a January 2014 listing of securities which the agencies considered to be grandfathered with regard to these prohibitions; as such, banking entities are permitted to retain their interest in these securities, provided the interest was acquired on or before December 10, 2013, unless acquired pursuant to a merger or acquisition.

The March 31, 2019, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.4 percent, annually, annual defaults averaging 69 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

The Company does not believe any other individual unrealized loss as of March 31, 2019, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit losses recognized on investments.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-month periods ended March 31, 2019 and 2018.

	Accumulated Credit Losses
	Nine-Month Period Ended
(dollars in thousands)	March 31,
	2019	2018
Credit losses on debt securities held
Beginning of period	$-	$340
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	(333)
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	(7)
End of period	$-	$-

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March, 2019	June 30, 2018
Real Estate Loans:
Residential	$493,618	$450,919
Construction	114,117	112,718
Commercial	842,148	704,647
Consumer loans	90,883	78,571
Commercial loans	342,904	281,272
	1,883,670	1,628,127
Loans in process	(40,784)	(46,533)
Deferred loan fees, net	(3)	-
Allowance for loan losses	(19,434)	(18,214)
Total loans	$1,823,449	$1,563,380

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically obtains interim inspections completed by an independent third party.  This monitoring further allows the Company opportunity to assess risk.  At March 31, 2019, construction loans outstanding included 55 loans, totaling $11.3 million, for which a modification had been agreed to.  At June 30, 2018, construction loans outstanding included 72 loans, totaling $12.5 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2019 and June 30, 2018, and activity in the allowance for loan losses for the three- and nine- month periods ended March 31, 2019 and 2018:

	At period end and for the nine months ended March 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	612	153	710	110	(99)	1,486
Losses charged off	(27)	-	(141)	(47)	(78)	(293)
Recoveries	12	-	5	8	2	27
Balance, end of period	$3,823	$1,250	$9,367	$973	$4,021	$19,434
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,823	$1,250	$9,367	$973	$4,021	$19,434
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$491,797	$72,041	$822,759	$90,883	$337,202	$1,814,682
Ending Balance: loans acquired with deteriorated credit quality	$1,821	$1,292	$19,389	$-	$5,702	$28,204

	For the three months ended March 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,633	$1,191	$8,995	$967	$4,237	$19,023
Provision charged to expense	196	59	392	30	(186)	491
Losses charged off	(18)	-	(21)	(27)	(31)	(97)
Recoveries	12	-	1	3	1	17
Balance, end of period	$3,823	$1,250	$9,367	$973	$4,021	$19,434

	At period end and for the nine months ended March 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	(110)	(15)	1,627	169	389	2,060
Losses charged off	(170)	-	(41)	(118)	(22)	(351)
Recoveries	2	-	1	6	7	16
Balance, end of period	$2,952	$949	$8,655	$814	$3,893	$17,263
Ending Balance: individually evaluated for impairment	$-	$-	$410	$-	$340	$750
Ending Balance: collectively evaluated for impairment	$2,952	$949	$8,245	$814	$3,553	$16,513
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended March 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,286	$886	$8,303	$828	$3,564	$16,867
Provision charged to expense	(243)	63	356	44	330	550
Losses charged off	(92)	-	(6)	(60)	(1)	(159)
Recoveries	1	-	2	2	-	5
Balance, end of period	$2,952	$949	$8,655	$814	$3,893	$17,263

	At June 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	184	142	1,779	251	691	3,047
Losses charged off	(190)	(9)	(56)	(129)	(22)	(406)
Recoveries	2	-	2	23	8	35
Balance, end of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$660	$-	$580	$1,240
Ending Balance: collectively evaluated for impairment	$447,706	$64,888	$696,377	$78,571	$278,241	$1,565,783
Ending Balance: loans acquired with deteriorated credit quality	$3,213	$1,297	$7,610	$-	$2,451	$14,571

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2019 and June 30, 2018. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	March 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$486,336	$73,310	$804,108	$90,501	$334,172
Watch	783	-	22,195	80	3,423
Special Mention	-	-	31	27	-
Substandard	6,499	23	15,814	234	5,309
Doubtful	-	-	-	41	-
Total	$493,618	$73,333	$842,148	$90,883	$342,904

	June 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$443,916	$66,160	$691,188	$78,377	$277,568
Watch	1,566	-	7,004	111	374
Special Mention	75	-	926	27	69
Substandard	5,362	25	4,869	56	2,079
Doubtful	-	-	660	-	1,182
Total	$450,919	$66,185	$704,647	$78,571	$281,272

The above amounts include purchased credit impaired loans. At March 31, 2019, purchased credited impaired loans comprised $7.0 million of credits rated “Pass”; $10.4 million of credits rated “Watch”; none rated “Special Mention”; $10.8 million of credits rated “Substandard”; and none rated “Doubtful”. At June 30, 2018,  purchased credit impaired loans accounted for $7.8 million of credits rated “Pass”; $3.1 million of credits  rated “Watch”; none rated “Special Mention”; $3.7 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2019 and June 30, 2018.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:
	March 31, 2019
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$2,216	$779	$3,524	$6,519	$487,099	$493,618	$-
Construction	247	-	-	247	73,086	73,333	-
Commercial	530	1,428	6,861	8,819	833,329	842,148	-
Consumer loans	311	13	205	529	90,354	90,883	-
Commercial loans	1,329	88	2,205	3,622	339,282	342,904	-
Total loans	$4,633	$2,308	$12,795	$19,736	$1,823,150	$1,842,886	$-

	June 30, 2018
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$749	$84	$4,089	$4,922	$445,997	$450,919	$-
Construction	-	-	-	-	66,185	66,185	-
Commercial	1,100	290	1,484	2,874	701,773	704,647	-
Consumer loans	510	33	146	689	77,882	78,571	-
Commercial loans	134	90	707	931	280,341	281,272	-
Total loans	$2,493	$497	$6,426	$9,416	$1,572,178	$1,581,594	$-

At March 31, 2019 there was one purchased credit impaired loan with a net fair value of $3.1 million that was greater than 90 days past due.  At June 30, 2018 there were two purchased credit impaired loans with net fair value of $1.1 million that were greater than 90 days past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2019 and June 30, 2018. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2019
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$2,687	$2,924	$-
Construction real estate	1,329	1,455	-
Commercial real estate	31,455	36,871	-
Consumer loans	9	9	-
Commercial loans	6,189	8,382	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$2,687	$2,924	$-
Construction real estate	$1,329	$1,455	$-
Commercial real estate	$31,455	$36,871	$-
Consumer loans	$9	$9	$-
Commercial loans	$6,189	$8,382	$-

	June 30, 2018
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,820	$4,468	$-
Construction real estate	1,321	1,569	-
Commercial real estate	14,052	15,351	-
Consumer loans	25	25	-
Commercial loans	2,787	3,409	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	660	660	399
Consumer loans	-	-	-
Commercial loans	580	580	351
Total:
Residential real estate	$3,820	$4,468	$-
Construction real estate	$1,321	$1,569	$-
Commercial real estate	$14,712	$16,011	$399
Consumer loans	$25	$25	$-
Commercial loans	$3,367	$3,989	$351

The above amounts include purchased credit impaired loans. At March 31, 2019, purchased credit impaired loans comprised $28.2 million of impaired loans without a specific valuation allowance.  At June 30, 2018, purchased credit impaired loans comprised $14.6 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,830	$28
Construction Real Estate	1,292	48
Commercial Real Estate	19,456	391
Consumer Loans	-	-
Commercial Loans	5,805	100
Total Loans	$28,383	$567

	For the three-month period ended
	March 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,322	$45
Construction Real Estate	1,312	43
Commercial Real Estate	8,532	436
Consumer Loans	-	-
Commercial Loans	2,855	44
Total Loans	$16,021	$568

	For the nine-month period ended
	March 31, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,181	$89
Construction Real Estate	1,294	190
Commercial Real Estate	13,343	1,190
Consumer Loans	-	-
Commercial Loans	3,716	818
Total Loans	$20,534	$2,287

	For the nine-month period ended
	March 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,395	$172
Construction Real Estate	1,323	122
Commercial Real Estate	9,905	987
Consumer Loans	-	-
Commercial Loans	3,328	153
Total Loans	$17,951	$1,434

Interest income on impaired loans recognized on a cash basis in the three- and nine- month periods ended March 31, 2019 and 2018, was immaterial.

For the three- and nine- month periods ended March 31, 2019, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $115,000 and $1.2 million, respectively, as compared to $334,000 and $594,000, respectively, for the three- and nine- month periods ended March 31, 2018.

The following table presents the Company’s nonaccrual loans at March 31, 2019 and June 30, 2018. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

(dollars in thousands)	March 31, 2019	June 30, 2018
Residential real estate	$7,222	$5,913
Construction real estate	23	25
Commercial real estate	11,678	1,962
Consumer loans	345	209
Commercial loans	3,422	1,063
Total loans	$22,690	$9,172

The above amounts include purchased credit impaired loans.  At March 31, 2019 and June 30, 2018, purchased credit impaired loans comprised $4.1 million and $1.1 million of nonaccrual loans, respectively.

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

During the three- and nine- month periods ended March 31, 2019 and 2018, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	March 31, 2019		March 31, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	4	$305
Construction real estate	-	-	-	-
Commercial real estate	5	5,784	1	55
Consumer loans	-	-	2	27
Commercial loans	3	3,881	2	64
Total	8	$9,665	9	$451

	For the nine-month periods ended
	March 31, 2019		March 31, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	1	$702	4	$305
Construction real estate	-	-	-	-
Commercial real estate	12	7,853	1	55
Consumer loans	-	-	2	27
Commercial loans	5	3,899	2	64
Total	18	$12,454	9	$451

Performing loans classified as TDRs and outstanding at March 31, 2019 and June 30, 2018, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2019		June 30, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	11	$1,261	12	$800
Construction real estate	-	-	-	-
Commercial real estate	21	11,230	13	8,084
Consumer loans	-	-	1	14
Commercial loans	10	5,086	8	2,787
Total	42	$17,577	34	$11,685

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2019 and June 30, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $440,000 and $472,000, respectively. In addition, as of March 31, 2019 and June 30, 2018, we had residential mortgage loans and home equity loans with a carrying value of $873,000 and $331,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2019 and June 30, 2018. The amount of these loans is shown below:

(dollars in thousands)	March 31, 2019	June 30, 2018
Residential real estate	$2,058	$3,861
Construction real estate	1,417	1,544
Commercial real estate	24,805	8,909
Consumer loans	-	-
Commercial loans	7,895	3,073
Outstanding balance	$36,175	$17,387
Carrying amount, net of fair value adjustment of $7,971 and $2,816 at March 31, 2019, and June 30, 2018, respectively	$28,204	$14,571

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period	$371	$607
Additions	-	-
Accretion	(114)	(334)
Reclassification from nonaccretable difference	55	335
Disposals	-	-
Balance at end of period	$312	$608

	For the nine-month period ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period	$589	$609
Additions	102	-
Accretion	(1,203)	(594)
Reclassification from nonaccretable difference	1,028	593
Disposals	(204)	-
Balance at end of period	$312	$608

During the three- and nine- month periods ended March 31, 2019 and 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2019	June 30, 2018
Non-interest bearing accounts	$224,284	$203,517
NOW accounts	627,122	569,005
Money market deposit accounts	173,319	116,389
Savings accounts	166,654	157,540
Certificates	682,735	533,451
Total Deposit Accounts	$1,874,114	$1,579,902

Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

(dollars in thousands except per share data)
Net income available to common shareholders	$7,094	$5,258	$21,348	$15,291

Average Common shares – outstanding basic	9,323,348	8,762,344	9,152,181	8,647,593
Stock options under treasury stock method	7,539	13,062	11,076	12,790
Average Common shares – outstanding diluted	9,330,887	8,775,406	9,163,257	8,660,383

Basic earnings per common share	$0.76	$0.60	$2.33	$1.77
Diluted earnings per common share	$0.76	$0.60	$2.33	$1.77

At March 31, 2019, 31,000 options outstanding had an exercise price in excess of the market price.  At March 31, 2018, no options outstanding had an exercise price in excess of the market price.

Note 8: Income Taxes

The Company and its subsidiary file income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years ending June 30, 2014, and before. The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Income taxes
Current	$1,719	$2,864	$5,375	$7,525
Deferred	6	(1,054)	(181)	(1,280)
Total income tax provision	$1,725	$1,810	$5,194	$6,245

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	March 31, 2019	June 30, 2018
Deferred tax assets:
Provision for losses on loans	$4,534	$4,418
Accrued compensation and benefits	662	708
NOL carry forwards acquired	212	273
Minimum Tax Credit	130	130
Unrealized loss on other real estate	131	124
Unrealized loss on available for sale securities	152	730
Purchase accounting adjustments	272	(949)
Losses and credits from LLC's	907	1,003
Total deferred tax assets	7,000	6,437

Deferred tax liabilities:
Depreciation	1,174	1,475
FHLB stock dividends	120	130
Prepaid expenses	113	98
Other	210	327
Total deferred tax liabilities	1,617	2,030

Net deferred tax asset	$5,383	$4,407

As of March 31, 2019 the Company had approximately $963,000 and $1.7 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Tax at statutory rate	$1,852	$1,986	$5,574	$6,052
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(103)	(115)	(295)	(341)
State tax, net of Federal benefit	128	287	352	530
Cash surrender value of Bank-owned life insurance	(50)	(66)	(227)	(197)
Tax credit benefits	(68)	(224)	(203)	(672)
Adjustment of deferred tax asset for enacted changes in tax laws	-	-	-	1,124
Other, net	(34)	(58)	(7)	(251)
Actual provision	$1,725	$1,810	$5,194	$6,245

For the three- and nine- month periods  ended March 31, 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR), compared to 28.1% for the three- and nine- month periods ended March 31, 2018, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduced the corporate Federal income tax rate for the Company from 35% to 21%, and for the fiscal year ended June 30, 2018, the Company was administratively subject to a 28.1% AETR. U.S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company’s financial statements for the quarter ended December 31, 2017, and for the twelve months ended June 30, 2018.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's June 30, 2018 income tax returns, no significant adjustments related to enactment of the Tax Act were identified.

Tax credit benefits are recognized under the flow-through method of accounting for investments in tax credits.

Note 9:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2018; for fiscal 2019, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three- and nine month periods ended March 31, 2019, retirement plan expenses recognized for the Plan totaled approximately $347,000 and $981,000, respectively, as compared to $331,000 and $883,000, respectively,  for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At March 31, 2019, the current rate was 5.36%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $2.6 million at March 31, 2019 and June 30, 2018.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of the debt securities was approximately $5.2 million at March 31, 2019 and June 30, 2018.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and June 30, 2018:

	Fair Value Measurements at March 31, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$7,219	$-	$7,219	$-
State and political subdivisions	40,511	-	40,511	-
Other securities	5,050	-	5,050	-
Mortgage-backed GSE residential	108,730	-	108,730	-

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$9,385	$-	$9,385	$-
State and political subdivisions	41,612	-	41,612	-
Other securities	5,152	-	5,152	-
Mortgage-backed GSE residential	90,176	-	90,176	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2019 and June 30, 2018:

Fair Value Measurements at March 31, 2019, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$1,730	$-	$-	$1,730

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$490	$-	$-	$490
Foreclosed and repossessed assets held for sale	122	-	-	122

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2019 and 2018:

	For the nine months ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Impaired loans (collateral dependent)	$-	$(750)
Foreclosed and repossessed assets held for sale	(229)	(164)
Total losses on assets measured on a non-recurring basis	$(229)	$(914)

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

The Company records collateral dependent impaired loans based on nonrecurring Level 3 inputs. If a collateral dependent loan’s fair value, as estimated by the Company, is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  There were no loans measured at fair value on a nonrecurring basis at March 31, 2019 or June 30, 2018.

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

(dollars in thousands)	Fair value at March 31 , 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$1,730	Third party appraisal	Marketability discount	8.0% - 50.3%	43.7%

(dollars in thousands)	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$490	Internal Valuation	Discount to reflect realizable value	n/a
Foreclosed and repossessed assets	$122	Third party appraisal	Marketability discount	11.3% - 11.3%	11.3%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2019 and June 30, 2018.

	March 31, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$31,386	$31,386	$-	$-
Interest-bearing time deposits	967	-	967	-
Stock in FHLB	4,873	-	4,873	-
Stock in Federal Reserve Bank of St. Louis	4,343	-	4,343	-
Loans receivable, net	1,823,449	-	-	1,796,419
Accrued interest receivable	9,110	-	9,110	-
Financial liabilities
Deposits	1,874,114	1,192,255	-	679,351
Securities sold under agreements to repurchase	4,703	-	4,703	-
Advances from FHLB	38,388	8,000	30,600	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	2,063	-	2,063	-
Subordinated debt	15,018	-	-	15,127
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2018
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$26,326	$26,326	$-	$-
Interest-bearing time deposits	1,953	-	1,953	-
Stock in FHLB	5,661	-	5,661	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,563,380	-	-	1,556,466
Accrued interest receivable	7,992	-	7,992	-
Financial liabilities
Deposits	1,579,902	1,046,491	-	529,297
Securities sold under agreements to repurchase	3,267	-	3,267	-
Advances from FHLB	76,652	66,550	10,110	-
Note Payable	3,000	-	-	3,000
Accrued interest payable	1,206	-	1,206	-
Subordinated debt	14,945	-	-	14,382
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents and interest-bearing time deposits are valued at their carrying amounts, which approximates book value. Stock in FHLB and the Federal Reserve Bank of St. Louis is valued at cost, which approximates fair value. For March 31, 2019, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums. For June 30, 2018, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

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

Note 12:  Business Combinations

On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”), and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction.  Upon completion of the Merger, each share of Gideon common stock was converted into the right to receive $72.48 in cash, as well as 2.04 shares of Southern Missouri common stock, with cash payable in lieu of fractional Southern Missouri shares (the “Merger Consideration”).  The Company issued an aggregate of 317,225 shares of common stock for the stock portion of the Merger Consideration and paid an aggregate of approximately $11.3 million for the cash portion of the Merger Consideration.  The conversion of data systems took place on December 8, 2018. The Company acquired First Commercial primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through March 31, 2019, the Company incurred $873,000 of third-party acquisition-related costs with $243,000 and $798,000 being included in noninterest expense in the Company's consolidated statement of income for the three- and nine- month periods ended March 31, 2019, respectively, and $75,000 included in the prior fiscal year.

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

The acquired business contributed revenues of $2.7 million and earnings of $481,000 for the period from November 21, 2018 through March 31, 2019.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	Three months ended
	March 31,
	2019	2018
Revenue	$22,500	$21,630
Earnings	7,094	5,885

	Pro Forma
	Nine months ended
	March 31,
	2019	2018
Revenue	$68,221	$63,228
Earnings	22,027	16,459

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2019, the Bank operated from its headquarters, 44 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land on which its headquarters are located, and 42 of its other branch offices. The remaining four branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2019, and results of operations for the three- and nine-month periods ended March 31, 2019 and 2018.

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

During the first nine months of fiscal 2019, we grew our balance sheet by $290.3 million. Balance sheet growth was primarily attributable to the November 2018 acquisition of Gideon Bancshares Company, and its subsidiary, First Commercial Bank (the Gideon Acquisition), in which the Company acquired assets totaling $216.8 million, at fair value. Loans, net of the allowance for loan losses, increased $260.1 million, which included $144.3 million, at fair value, added through the Gideon Acquisition. Available-for-sale (AFS) securities increased $15.2 million, attributable to the Gideon Acquisition, and partially offset by subsequent sales of some acquired securities. Cash equivalents and time deposits increased a combined $4.1 million. Deposits increased $294.2 million, which included $171.2 million, at fair value, assumed in the Gideon Acquisition. Securities sold under agreements to repurchase increased $1.4 million, and advances from the Federal Home Loan Bank (FHLB) decreased $38.3 million, primarily attributable to a reduction in the Company’s use of overnight funding due to the liquidation of some securities and improved deposit growth during the third quarter of fiscal 2019. Equity increased $30.7 million, attributable to retained earnings, equity issued in the Gideon Acquisition, and a decrease in accumulated other comprehensive loss, which was due to a decrease in market interest rates.

Net income for the first nine months of fiscal 2019 was $21.3 million, an increase of $6.1 million, or 39.6% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, and decreases in provision for income taxes and provision for loan losses, partially offset by an increase in noninterest expense. Diluted net income available to common shareholders was $2.33 per share for the first nine months of fiscal 2019, as compared to $1.77 per share for the same period of the prior fiscal year. For the first nine months of fiscal 2019, net interest income increased $7.3 million, or 15.7%; noninterest income increased $1.1 million, or 10.8%; provision for income taxes decreased $1.1 million, or 16.8%; provision for loan losses decreased $574,000, or 27.9%; and noninterest expense increased $4.0 million, or 12.0%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2019 generally drifted higher until November 2018, and have moved lower since. In recent months, the yield curve has been inverted in part. At March 31, 2019, as compared to June 30, 2018, the yield on two-year treasuries dropped from 2.52% to 2.27%, after having approached 3.00% in November; the yield on five-year treasuries moved down from 2.73% to 2.23%, after peaking above 3.00% in November; the yield on ten-year treasuries moved down from 2.85% to 2.41%, after having approached 3.25% in November; and the yield on 30-year treasuries moved down from 2.98% to 2.81%, after having yielded nearly 3.50% in November. The spread between two- and ten-year treasuries dropped from 33 to 14 basis points. As compared to the first nine months of the prior fiscal year, our average yield on earning assets increased by 36 basis points as we originated and renewed loans and acquired securities at higher market rates reflecting recent increases by the Federal Reserve’s Open Market Committee (FOMC) and saw a similar impact from accretion of the fair value discount resulting from recent acquisitions (see “Results of Operations: Comparison of the three- and nine-month periods ended March 31, 2019 and 2018 – Net Interest Income”). The FOMC increased targeted overnight rates by 25 basis points in June 2018, just prior to the beginning of the current nine-month period, again in September 2018, and in December 2018, before pausing at meetings since then, with many FOMC members providing commentary that the committee will be patient before initiating any further increases. In December 2015, the FOMC began the current increasing rate cycle, raising targeted overnight rates by 25 basis points, which was the first increase since the financial crisis that began in 2008. In December 2016, a second 25 basis point increase was effected, followed by three increases of 25 basis points each in 2017, and four increases of 25 basis points each in 2018. The Company has considered the measured increase in market interest rates to generally be favorable; however, the recent rally in the bond market and partially inverted yield curve is concerning, especially as funding cost increases have picked up in recent quarters. Our average cost of interest-bearing deposits increased by 39 basis points, and our average cost of interest-bearing liabilities increased 44 basis points, when comparing the current nine-month period with the same period of the prior fiscal year.

Our net interest margin decreased two basis points when comparing the first nine months of fiscal 2019 to the same period of the prior fiscal year. The decrease was attributable to an increased cost of interest-bearing liabilities, partially offset by an increased yield on interest earning assets. Net interest income in the first nine months of fiscal 2019 resulting from the accretion of the discount (and a smaller premium on acquired time deposits) attributable to the August 2014 acquisition of Peoples Bank of the Ozarks (the Peoples Acquisition), the June 2017 acquisition of Capaha Bank (the Capaha Acquisition), the February 2018 acquisition of Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition), and the Gideon Acquisition totaled $2.3 million, as compared to $1.9 million in the first nine months of fiscal 2018. In the current nine-month period, this component of net interest income contributed 16 basis points to the net interest margin, a slight increase from a contribution of 15 basis points in the year-ago period. Over the longer term, the Company generally expects this component of net interest income to decline, and the dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay. However, discount accretion resulting from the SMB-Marshfield Acquisition and the Gideon Acquisition has partially offset that decline, as there was no comparable item for much of the prior fiscal year resulting from the SMB-Marshfield Acquisition, and no contribution during the prior fiscal year for the Gideon Acquisition. Additionally, to the extent we have periodic resolution of specific credit impaired loans, this may create volatility in this component of net interest income. Resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha Acquisition resulted in notably higher levels of discount accretion in the first quarter of fiscal 2019, as well as in the second and third quarters of fiscal 2018.

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

During the nine-month period ended March 31, 2019, noninterest income increased $1.1 million, or 10.8%, as compared to the same period of the prior fiscal year, attributable primarily to increases in bank card interchange income, earnings on bank-owned life insurance, and deposit account service charges, partially offset by reductions in gains on the sale of fixed assets, loan fees (including loan prepayment penalties), gains realized on the sale of residential real estate loans originated for sale into the secondary market, and gains on the sale of AFS securities. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Earnings on bank-owned life insurance increased due to a nonrecurring benefit realized in second quarter of fiscal 2019. Gains on the sale of fixed assets decreased due to the inclusion in the year-ago period of gains recognized on properties acquired in recent acquisitions. Gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased despite a modest increase in volume, as pricing available decreased due to competitive factors and a modest shift in the loan mix to less profitable products.

Noninterest expense for the nine-month period ended March 31, 2019, increased $4.0 million, or 12.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, amortization of intangibles, and other expenses, including expenses related to and losses on the disposition of foreclosed real estate and expenses to provide electronic banking services and rewards checking products. Compensation and benefits, occupancy expenses, and expenses to provide electronic banking services increased as a result of continued growth in our organization’s operations, and were attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Bank card network and electronic banking expenses increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Expenses and losses related to foreclosed real estate are attributable to higher turnover of these assets during the current fiscal year. Expenses to provide rewards checking services increased as a result of growth in depositors selecting that product type. Charges related to merger and acquisition activity totaled $839,000 in the current fiscal year to date, as compared to $776,000 in the same period of the prior fiscal year.

We expect, over time, to continue to grow our assets through the origination and occasional purchase of loans, and purchases of investment securities. The primary funding for this asset growth is expected to come from retail deposits, public unit funding, brokered funding, and short- and long-term FHLB borrowings. We have grown and intend to continue to grow deposits by offering desirable deposit products for our current customers and by attracting new depository relationships. We will also continue to explore strategic expansion opportunities in market areas that we believe will be attractive to our business model.

Comparison of Financial Condition at March 31, 2019, and June 30, 2018

The Company experienced balance sheet growth in the first nine months of fiscal 2019, with total assets of $2.2 billion at March 31, 2019, reflecting an increase of $290.3 million, or 15.4%, as compared to June 30, 2018. Asset growth was comprised mainly of increases in loans, AFS securities, premises and equipment, and cash and cash equivalents, and was attributable in large part to the Gideon Acquisition.

AFS securities were $161.5 million at March 31, 2019, an increase of $15.2 million, or 10.4%, as compared to June 30, 2018. AFS securities are reduced from the balances reported at December 31, 2018, as the Company sold some securities acquired in the Gideon Acquisition, utilizing proceeds to reduce Federal Home Loan Bank (“FHLB”) borrowings. Cash equivalents and time deposits were $32.4 million, an increase of $4.1 million, or 14.4%, as compared to June 30, 2018.

Loans, net of the allowance for loan losses, were $1.8 billion at March 31, 2019, an increase of $260.1 million, or 16.6%, as compared to June 30, 2018. The increase was attributable in large part to the Gideon Acquisition, which included loans recorded at a fair value of $144.3 million. Inclusive of the Gideon Acquisition, the portfolio primarily saw growth in commercial real estate loans, commercial loans, and residential real estate loans. Commercial real estate loans increased due to growth in loans secured by nonresidential properties, accompanied by smaller increases in agricultural real estate and unimproved land. The increase in commercial loan balances was attributable primarily to growth in commercial & industrial loan balances. Growth in residential real estate loans was attributable primarily to loans secured by multifamily real estate, accompanied by a smaller increase in loans secured by one- to four-family properties.

Deposits were $1.9 billion at March 31, 2019, an increase of $294.2 million, or 18.6%, as compared to June 30, 2018. The increase was attributable in large part to the Gideon Acquisition, which included deposits assumed at a fair value of $171.2 million. Inclusive of the Gideon Acquisition, deposit balances saw growth primarily in certificates of deposit, interest-bearing transaction accounts, money market deposit accounts, and noninterest-bearing transaction accounts. Since June 30, 2018, the Company’s public unit deposits increased $22.7 million, including approximately $18.6 million in public unit deposits assumed in the Gideon Acquisition, and totaled $270.3 million at March 31, 2019. Also since June 30, 2018, brokered certificates of deposit increased $44.2 million, to total $55.8 million at March 31, 2019, and brokered nonmaturity deposits increased by $10.0 million, to total $10.0 million at March 31, 2019. No brokered funding was assumed in the Gideon Acquisition. The Company has utilized brokered funding throughout the fiscal year to date in order to provide funding for loan growth, reduce overnight borrowings, and to maintain pricing discipline for retail deposits. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. The average loan-to-deposit ratio for the third quarter of fiscal 2019 was 97.2%, as compared to 96.8% for the same period of the prior fiscal year.

FHLB advances were $38.4 million at March 31, 2019, a decrease of $38.3 million, or 49.9%, as compared to June 30, 2018, with the decrease primarily attributable to the Company's use of brokered funding and sales of AFS securities (primarily those acquired in the Gideon Acquisition), as discussed above. Overnight advances declined from $66.6 million at June 30, 2018, to $8.0 million at March 31, 2019, while the Company increased term advances from $10.1 million to $30.4 million, partially as a result of term advances assumed in the Gideon Acquisition. Securities sold under agreements to repurchase totaled $4.7 million at March 31, 2019, an increase of $1.4 million, or 44.0%, as compared to June 30, 2018, although the Company continues to work to move these customers to a reciprocal insured deposit arrangement in lieu of these repurchase agreements. At both dates, the full balance of repurchase agreements was due to local small business and government counterparties.

The Company’s stockholders’ equity was $231.4 million at March 31, 2019, an increase of $30.7 million, or 15.3%, as compared to June 30, 2018. The increase was attributable to retained earnings, equity issued in the Gideon Acquisition, and a decrease in accumulated other comprehensive loss, which was due to a decrease in market interest rates.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended
March 31, 2019 and 2018

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2019 and 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2019			March 31, 2018
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,394,251	$18,059	5.18	$1,212,045	$14,628	4.83
Other loans (1)	408,819	5,779	5.65	301,629	3,709	4.92
Total net loans	1,803,070	23,838	5.29	1,513,674	18,337	4.85
Mortgage-backed securities	107,217	736	2.74	80,264	453	2.26
Investment securities (2)	76,500	584	3.06	79,611	573	2.88
Other interest earning assets	3,544	28	3.20	3,898	22	2.26
Total interest earning assets (1)	1,990,331	25,186	5.06	1,677,447	19,385	4.62
Other noninterest earning assets (3)	189,504	-		144,828	-
Total assets	$2,179,835	$25,186		$1,822,275	$19,385

Interest bearing liabilities:
Savings accounts	$166,427	317	0.76	$151,056	188	0.50
NOW accounts	606,863	1,573	1.04	570,133	1,167	0.82
Money market deposit accounts	167,586	603	1.44	118,624	205	0.69
Certificates of deposit	680,704	3,358	1.97	528,422	1,721	1.30
Total interest bearing deposits	1,621,580	5,851	1.44	1,368,235	3,281	0.96
Borrowings:
Securities sold under agreements to repurchase	4,267	10	0.90	3,611	8	0.89
FHLB advances	67,091	495	2.95	40,268	199	1.98
Note Payable	3,000	37	4.99	3,000	30	4.00
Subordinated debt	15,006	239	6.36	14,909	192	5.15
Total interest bearing liabilities	1,710,944	6,632	1.55	1,430,023	3,710	1.04
Noninterest bearing demand deposits	233,296	-		195,880	-
Other noninterest bearing liabilities	7,995	-		7,871	-
Total liabilities	1,952,235	6,632		1,633,774	3,710
Stockholders’ equity	227,600	-		188,501	-
Total liabilities and stockholders' equity	$2,179,835	$6,632		$1,822,275	$3,710

Net interest income		$18,554			$15,675

Interest rate spread (4)			3.51%			3.58%
Net interest margin (5)			3.73%			3.74%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.33%			117.30%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $62.4 million and $37.9 million, respectively, for the three-month period ended March 31, 2019, as compared to $54.3 million and $35.2 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2019			March 31, 2018
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)
Interest earning assets:
Mortgage loans (1)	$1,325,414	$51,148	5.15	$1,169,909	$42,320	4.82
Other loans (1)	385,574	16,391	5.67	301,052	11,709	5.19
Total net loans	1,710,988	67,539	5.26	1,470,961	54,029	4.90
Mortgage-backed securities	100,205	1,968	2.62	79,127	1,297	2.19
Investment securities (2)	81,513	1,839	3.01	77,823	1,659	2.84
Other interest earning assets	3,587	89	3.32	3,065	42	1.85
Total interest earning assets (1)	1,896,293	71,435	5.02	1,630,976	57,027	4.66
Other noninterest earning assets (3)	168,119	-		142,384	-
Total assets	$2,064,412	$71,435		$1,773,360	$57,027

Interest bearing liabilities:
Savings accounts	$159,571	842	0.70	$147,269	532	0.48
NOW accounts	574,072	4,218	0.98	522,638	3,141	0.80
Money market deposit accounts	145,991	1,423	1.30	113,192	526	0.62
Certificates of deposit	613,193	8,303	1.81	530,981	4,970	1.25
Total interest bearing deposits	1,492,827	14,786	1.32	1,314,080	9,169	0.93
Borrowings:
Securities sold under agreements to repurchase	3,829	25	0.88	5,896	29	0.66
FHLB advances	106,061	2,025	2.55	55,376	709	1.71
Note Payable	3,319	121	4.84	3,000	87	-
Subordinated debt	14,982	689	6.13	14,884	552	4.94
Total interest bearing liabilities	1,621,018	17,646	1.45	1,393,236	10,546	1.01
Noninterest bearing demand deposits	218,846	-		192,079	-
Other noninterest bearing liabilities	9,322	-		7,300	-
Total liabilities	1,849,186	17,646		1,592,615	10,546
Stockholders’ equity	215,226	-		180,745	-
Total liabilities and stockholders' equity	$2,064,412	$17,646		$1,773,360	$10,546

Net interest income		$53,789			$46,481

Interest rate spread (4)			3.57%			3.65%
Net interest margin (5)			3.78%			3.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.98%			117.06%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
(3)
Includes average balances for fixed assets and BOLI of $59.3 million and $37.8 million, respectively, for the nine-month period ended March 31, 2019, as compared to $54.1 million and $34.7 million, respectively, for the same period of the prior fiscal year.

(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-and nine- month periods ended March 31, 2019, compared to the three- and nine- month periods ended March 31, 2018. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2019
	Compared to three-month period ended March 31, 2018
	Increase (Decrease) Due to
(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$1,675	$3,506	$320	$5,501
Mortgage-backed securities	97	152	34	283
Investment securities (2)	36	(22)	(3)	11
Other interest-earning deposits	9	(2)	(1)	6
Total net change in income on
interest-earning assets	1,817	3,634	350	5,801

Interest-bearing liabilities:
Deposits	1,518	675	377	2,570
Securities sold under
agreements to repurchase	-	1	1	2
Subordinated debt	45	1	1	47
Note Payable	7	-	-	7
FHLB advances	98	132	66	296
Total net change in expense on
interest-bearing liabilities	1,668	809	445	2,922
Net change in net interest income	$149	$2,825	$(95)	$2,879

	Nine-month period ended March 31, 2019
	Compared to nine-month period ended March 31, 2018
	Increase (Decrease) Due to

(dollars in thousands)			Rate/
	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$3,916	$8,912	$682	$13,510
Mortgage-backed securities	257	345	69	671
Investment securities (2)	97	79	4	180
Other interest-earning deposits	34	7	6	47
Total net change in income on
interest-earning assets	4,304	9,343	761	14,408

Interest-bearing liabilities:
Deposits	3,744	1,275	598	5,617
Securities sold under
agreements to repurchase	10	(10)	(4)	(4)
FHLB advances	349	649	318	1,316
Note payable	22	9	3	34
Subordinated debt	132	4	1	137
Total net change in expense on
interest-bearing liabilities	4,257	1,927	916	7,100
Net change in net interest income	$47	$7,416	$(155)	$7,308

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2019 and 2018

General. Net income for the three-month period ended March 31, 2019, was $7.1 million, an increase of $1.8 million, or 34.9%, as compared to the same period of the prior fiscal year. The increase was attributable to an increase in net interest income and noninterest income and decreases in provision for income taxes and provision for loan losses, partially offset by an increase in noninterest expense.

For the three-month period ended March 31, 2019, basic and fully-diluted net income per share available to common shareholders were $0.76, as compared to $0.60 under both measures for the same period of the prior fiscal year, which represented increases of $0.16, or 26.7%. Our annualized return on average assets for the three-month period ended March 31, 2019, was 1.30%, as compared to 1.15% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2019, was 12.5%, as compared to 11.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2019, was $18.6 million, an increase of $2.9 million, or 18.4%, as compared to the same period of the prior fiscal year. The increase was attributable to an 18.7% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.73% in the current three-month period, from 3.74% in the three-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the August 2014 Peoples Acquisition, the June 2017 Capaha Acquisition, the February 2018 SMB-Marshfield Acquisition, and the November 2018 Gideon Acquisition resulted in an additional $632,000 in net interest income for the three-month period ended March 31, 2019, as compared to $570,000 in net interest income for the same period a year ago. Discount accretion from the Gideon Acquisition had no comparable item in the same period a year ago, and accretion resulting from the SMB-Marshfield acquisition was realized for only a partial quarter in the year ago period. Partially offsetting these increases, the year ago period included larger amounts realized due to the resolution of a specific acquired impaired credit from the Capaha Acquisition, without comparable instances in the current period. Combined, these components of net interest income contributed 13 basis points to the net interest margin in the three-month period ended March 31, 2019, as compared to a contribution of 14 basis points for the same period of the prior fiscal year. Over the longer term, the Company generally expects this component of net interest income to decline, although accretion related to the Gideon Acquisition will not have comparable recognition in the year ago period for the remainder of the fiscal year, and to the extent we have periodic resolutions of additional specific credit impaired loans, this may create volatility in this component of net interest income.

For the three-month period ended March 31, 2019, our net interest rate spread was 3.51%, as compared to 3.58% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 51 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 44 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended March 31, 2019, was $25.2 million, an increase of $5.8 million, or 29.9%, as compared to the same period of the prior fiscal year. The increase was attributed to an 18.7% increase in the average balance of interest-earning assets, combined with a 44 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, including organic growth and growth through acquisitions, while investment balances increased at a somewhat slower rate, as some securities obtained in acquisitions were liquidated. The increase in the average yield on interest-earning assets was attributable to origination, renewals, and repricing of loans at higher market rates and reinvestment in investment securities at higher market rates, along with a modest shift in the mix of earning assets towards the loan portfolio, partially offset by a modest decrease in the impact of loan discount accretion, discussed above.

Interest Expense. Total interest expense for the three-month period ended March 31, 2019, was $6.6 million, an increase of $2.9 million, or 78.8%, as compared to the same period of the prior fiscal year. The increase was attributable to a 51 basis point increase in the average cost of interest-bearing liabilities, combined with a 19.6% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to higher market rates for certificates of deposit, interest-bearing transaction accounts, money market deposit accounts, and FHLB advances, as well as a shift in the composition of interest-bearing liabilities towards FHLB borrowings, certificates of deposit, and money market deposit accounts. Increased average interest-bearing balances were attributable primarily to increases in certificates of deposit, money market deposit accounts, interest-bearing transaction accounts, and FHLB borrowings.

Provision for Loan Losses. The provision for loan losses for the three-month period ended March 31, 2019, was $491,000, as compared to $550,000 in the same period of the prior fiscal year. Decreased provisioning was attributed primarily to continued low levels of net charge offs and a stable outlook regarding the credit quality of the Company’s legacy loan portfolio. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.11% (annualized), while the Company recorded net charge offs during the period of 0.02% (annualized). During the same period of the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.15% (annualized), while the Company recorded net charge offs of 0.04% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended March 31, 2019, was $3.9 million, an increase of $76,000, or 2.0%, as compared to the same period of the prior fiscal year. The increase was attributable to increased bank card interchange income, deposit account service charges, and loan late fees, partially offset by a decline in other loan fees (including loan prepayment penalties). In the year ago period, the Company recognized a $188,000 gain on the sale of fixed assets, as compared to similar gains totaling $5,000 in the current period. Also in the current period, the Company recognized a $185,000 non-recurring benefit related to a broker-dealer agreement to provide wealth management services, and a $29,000 gain on the sale of precious metals acquired in a recent acquisition, with no comparable items in the year ago period. Gains on the sale of AFS securities in the current period totaled $244,000, as compared to $254,000 in the year ago period. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2019, was $13.2 million, an increase of $1.3 million, or 10.6%, as compared to the same period of the prior fiscal year. Included in noninterest expense for the current quarter was $243,000 in charges directly attributable to the Gideon Acquisition, including primarily data processing charges, legal and professional fees, and advertising costs, and $185,000 in non-recurring expenses related to the hiring of investment representatives for the Company’s new wealth management group. In the year ago period, similar acquisition-related charges related to the SMB-Marshfield acquisition totaled $443,000. Additionally, the Company realized increases in compensation and benefits, occupancy expenses, bank card network expense, and charges to amortize core deposit intangibles, partially offset by decreases in legal and professional fees, and provisioning for off-balance sheet credit exposure. Provisioning for off-balance sheet credit exposure declined to $9,000 in the current quarter, as compared to $290,000 in the year ago period, as timing differences compared to the year ago period impacted the available credit on agricultural and commercial loans outstanding. Compensation and benefits, occupancy expenses, and expenses related to electronic banking increased as a result of continued growth in our organization’s operations, and bank card network expenses increased as a result of higher levels of depositor activity, all of which are attributable in part to the SMB-Marshfield Acquisition and Gideon Acquisition. The efficiency ratio for the three-month period ended March 31, 2019, was 59.3%, as compared to 61.8% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended March 31, 2019, was $1.7 million, a decrease of $85,000, or 4.7%, as compared to the same period of the prior fiscal year, attributable to a decrease in the effective tax rate, to 19.6% in the current period, as compared to 25.6% in the year-ago period, partially offset by an increase in pre-tax income. The lower effective tax rate was attributed to the December 2017 enactment of a reduction in the federal corporate income tax rate, the benefits of which were not fully realized by the Company until the tax and fiscal year beginning July 1, 2018, at which point the annual effective federal income tax rate to which the Company was administratively subject declined from 28.1% to 21.0%.

Results of Operations – Comparison of the nine-month periods ended March 31, 2019 and 2018

General. Net income for the nine-month period ended March 31, 2019, was $21.3 million, an increase of $6.1 million, or 39.6%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income and decreases in provision for income taxes and provision for loan losses, partially offset by an increase in noninterest expense.

For the nine-month period ended March 31, 2019, basic and fully-diluted net income per share were $2.33 under both measures, as compared to $1.77 under both measures for the same period of the prior fiscal year, which represented increases of $0.56, or 31.6%. Our annualized return on average assets for the nine-month period ended March 31, 2019, was 1.38%, as compared to 1.15% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2019, was 13.2%, as compared to 11.3% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2019, was $53.8 million, an increase of $7.3 million, or 15.7%, as compared to the same period of the prior fiscal year. The increase was attributable to a 16.3% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.78% in the current nine-month period, from 3.80% in the nine-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the August 2014 Peoples Acquisition, the June 2017 Capaha Acquisition, the February 2018 SMB-Marshfield Acquisition, and the November 2018 Gideon Acquisition resulted in an additional $2.3 million in net interest income for the nine-month period ended March 31, 2019, as compared to $1.9 million in net interest income for the same period a year ago. In the current nine-month period, this component of net interest income contributed 16 basis points to the net interest margin, a slight increase from a contribution of 15 basis points in the year-ago period. Over the longer term, the Company generally expects this component of net interest income to decline, and the dollar impact of this component of net interest income has generally been declining each sequential quarter as assets from the Peoples Acquisition and the Capaha Acquisition mature or prepay. However, discount accretion resulting from the SMB-Marshfield Acquisition and the Gideon Acquisition has partially offset that decline, as there was no comparable item for much of the prior fiscal year resulting from the SMB-Marshfield Acquisition, and no contribution during the prior fiscal year for the Gideon Acquisition. Additionally, to the extent we have periodic resolutions of specific credit impaired loans, this may create volatility in this component of net interest income. The resolutions of particular acquired impaired credits from the Peoples Acquisition and the Capaha Acquisition resulted in notably higher levels of discount accretion in the first quarter of fiscal 2019, as well as in the second and third quarters of fiscal 2018.

For the nine-month period ended March 31, 2019, our net interest spread was 3.57%, as compared to 3.65% in the nine-month period a year ago. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 44 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 36 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the nine-month period ended March 31, 2019, was $71.4 million, an increase of $14.4 million, or 25.3%, as compared to the same period of the prior fiscal year. The increase was attributed to a 16.3% increase in the average balance of interest-earning assets, combined with a 36 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable to roughly equal growth in the loan and investment portfolios, as loan growth included both organic growth and growth through acquisitions, while average investment balances increased largely due to acquisitions. The increase in the average yield on interest-earning assets was attributable primarily to originations, renewals, and repricing of loans at higher market rates and reinvestment in investment securities at higher market rates, as well as the modest increase in the impact of loan discount accretion, discussed above.

Interest Expense. Total interest expense for the nine-month period ended March 31, 2019, was $17.6 million, an increase of $7.1 million, or 67.3%, as compared to the same period of the prior fiscal year. The increase was attributable to a 44 basis point increase in the average cost of interest-bearing liabilities, combined with a 16.3% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to higher market rates for certificates of deposit, interest-bearing transaction accounts, money market deposit accounts, FHLB advances, and passbook and statement savings accounts, as well as a shift in the composition of interest-bearing liabilities towards FHLB advances. Increased average interest-bearing balances were attributable primarily to increases in certificates of deposit, interest-bearing transaction accounts, FHLB borrowings, and money market deposit accounts.

Provision for Loan Losses. The provision for loan losses for the nine-month period ended March 31, 2019, was $1.5 million, as compared to $2.1 million in the same period of the prior fiscal year. Decreased provisioning was attributed primarily to continued low levels of net charge offs and a stable outlook regarding the credit quality of the Company’s legacy loan portfolio. As a percentage of average loans outstanding, the provision for loan losses in the current nine-

month period represented a charge of 0.12% (annualized), while the Company recorded net charge offs during the period of 0.02% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.19% (annualized), while the Company recorded net charge offs of 0.03% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the nine-month period ended March 31, 2019, was $11.4 million, an increase of $1.1 million, or 10.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increased bank card interchange income, earnings on bank-owned life insurance, and deposit account service charges, partially offset by reductions in gains on sales of fixed assets, loan fees (including loan prepayment penalties), gains realized on the sale of residential loans originated for sale into the secondary market, and gains on the sale of AFS securities. Also in the current period, the Company recognized a $185,000 non-recurring benefit related to a broker-dealer agreement to provide wealth management services. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Earnings on bank-owned life insurance increased due to the inclusion in the current period of a nonrecurring benefit of $346,000. The impact of sales of fixed assets swung from a gain of $199,000 in the year-ago period to a loss of $3,000 in the current period, due to the inclusion in the year-ago period of larger net gains recognized on properties acquired in recent acquisitions. Gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased despite a modest increase in volume or loan originations, as pricing available decreased due to competitive factors and a small shift in the loan mix to less profitable products.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2019, was $37.2 million, an increase of $4.0 million, or 12.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, amortization of intangibles, and other expenses, including expenses related to and losses on the disposition of foreclosed real estate, and expenses to provide electronic banking services and rewards checking products. Compensation and benefits, occupancy expenses, and expenses to provide electronic banking services increased as a result of continued growth in our organization’s operations, and were attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Bank card network and electronic banking expenses increased as a result of higher levels of depositor activity, attributable in part to the SMB-Marshfield Acquisition and the Gideon Acquisition. Expenses and losses related to foreclosed real estate are attributable to higher turnover of these assets during the current fiscal year. Expenses to provide rewards checking services increased as a result of growth in depositors selecting that product type. Charges related to merger and acquisition activity totaled $839,000 in the current fiscal year to date, as compared to $776,000 in the same period of the prior fiscal year, including primarily data processing charges, legal and professional fees, and advertising costs. The efficiency ratio for the nine-month period ended March 31, 2019, was 57.2%, as compared to 58.8% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2019, was $5.2 million, a decrease of $1.1 million, or 16.8%, as compared to the same period of the prior fiscal year, attributable to a decrease in the effective tax rate, to 19.6%, as compared to 29.0% in the year-ago period, partially offset by an increase in pre-tax income. The lower effective tax rate was attributed primarily to the December 2017 enactment of a reduction in the federal corporate income tax rate, the benefits of which were not fully realized by the Company until the tax and fiscal year beginning July 1, 2018, at which point the annual effective federal income tax rate to which the Company was administratively subject declined from 28.1% to 21.0%. Additionally, the December 2017 enactment of the reduction in the federal corporate income tax rate required a revaluation of the Company’s deferred tax asset, which was recognized through income tax provision during the nine-month period ended March 31, 2018, and which more than offset the impact of the reduction, from 35% to 28.1%, in the annual effective federal income tax rate to which the Company was subject for that fiscal year.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2019 and 2018:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2019	2018	2019	2018

Balance, beginning of period	$19,023	$16,867	$18,214	$15,538
Loans charged off:
Residential real estate	(18)	(92)	(27)	(170)
Construction	-	-	-	-
Commercial business	(31)	(1)	(78)	(22)
Commercial real estate	(21)	(6)	(141)	(41)
Consumer	(27)	(60)	(47)	(118)
Gross charged off loans	(97)	(159)	(293)	(351)
Recoveries of loans previously charged off:
Residential real estate	12	1	12	2
Construction	-	-	-	-
Commercial business	1	-	2	7
Commercial real estate	1	2	5	1
Consumer	3	2	8	6
Gross recoveries of charged off loans	17	5	27	16
Net (charge offs) recoveries	(80)	(154)	(266)	(335)
Provision charged to expense	491	550	1,486	2,060
Balance, end of period	$19,434	$17,263	$19,434	$17,263

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $1.2 million to $19.4 million at March 31, 2019, from $18.2 million at June 30, 2018. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at March 31, 2019.

At March 31, 2019, the Company had loans of $27.9 million, or 1.52% of total loans, adversely classified ($27.9 million classified “substandard”; $41,000 classified “doubtful”), as compared to loans of $14.2 million, or 0.90% of total loans, adversely classified ($12.4 million classified “substandard”; $1.8 million classified “doubtful”) at June 30, 2018, and $11.9 million, or 0.77% of total loans, adversely classified ($10.0 million classified “substandard”; $1.9 million classified “doubtful”) at March 31, 2018. Classified loans were generally comprised of loans secured by commercial real estate loans, commercial operating loans and residential real estate loans, and included $14.7 million, at fair value, added as a result of the Gideon Acquisition. All loans considered classified were the result of concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $10.9 million at March 31, 2019. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $9.4 million at June 30, 2018, to $19.7 million at March 31, 2019.

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

The following table sets forth the Company’s historical net charge offs as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	Net charge offs –	Net charge offs –
Portfolio segment	12-month historical	12-month historical
Real estate loans:
Residential	0.01%	0.04%
Construction	0.01%	0.01%
Commercial	0.02%	0.01%
Consumer loans	0.09%	0.23%
Commercial loans	0.02%	0.01%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2019, these qualitative factors included:

•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and
•	Classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2019	Qualitative factor applied at fiscal year ended June 30, 2018
Real estate loans:
Residential	0.66%	0.63%
Construction	1.68%	1.69%
Commercial	1.14%	1.27%
Consumer loans	1.42%	1.41%
Commercial loans	1.29%	1.32%

At March 31, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $16.8 million, as compared to $15.5 million at June 30, 2018, with the increase primarily attributable to loan growth. The relatively small change in qualitative factors applied was attributable to management’s assessment that risks represented by the qualitative factors continue to modestly decrease. Despite these favorable trends, higher levels of net charge offs requiring additional provision for loan losses could still result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	March 31, 2019	June 30, 2018	March 31, 2018
Nonaccruing loans:
Residential real estate	$7,222	$5,913	$3,026
Construction	23	25	34
Commercial real estate	11,678	1,962	1,970
Consumer	345	209	231
Commercial business	3,422	1,063	957
Total	22,690	9,172	6,218

Loans 90 days past due accruing interest:
Residential real estate	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	-	-	-
Commercial business	-	-	-
Total	-	-	-

Total nonperforming loans	22,690	9,172	6,218

Foreclosed assets held for sale:
Real estate owned	3,617	3,874	4,067
Other nonperforming assets	2	50	75
Total nonperforming assets	$26,309	$13,096	$10,360

At March 31, 2019, troubled debt restructurings (TDRs) totaled $20.7 million, of which $3.1 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $17.6 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2019, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2018, TDRs totaled $13.0 million, of which $1.3 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $11.7 million in TDRs at June 30, 2018, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At March 31, 2019, nonperforming assets totaled $26.3 million, as compared to $13.1 million at June 30, 2018, and $10.4 million at March 31, 2018. The increase in nonperforming assets from fiscal year end was attributable primarily to the Gideon Acquisition, which included $11.7 million in nonperforming loans and a small balance of foreclosed property, and new foreclosures, partially offset by sales of foreclosed assets with a carrying value of $2.0 million.

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

At March 31, 2019, the Company had outstanding commitments and approvals to extend credit of approximately $346.4 million (including $237.7 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2019, the Bank had pledged $766.5 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $368.6 million, of which $38.8 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its multi-family residential real estate, commercial, and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 45% of bank assets, or $988.9 million, subject to available collateral. Also, at March 31, 2019, the Bank had pledged a total of $210.4 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $157.3 million in primary credit borrowings from the Federal Reserve’s discount window, of which none was drawn. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of March 31, 2019 and June 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement began phasing in beginning in January 2016 at 0.625% of risk-weighted assets and increases by that amount each year until fully implemented in January 2019. The phase-in of the enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities

The May 2018 enactment of Senate Bill 2155 modified or removed certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. Senate Bill 2155 expanded the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement by raising the maximum amount of consolidated assets a qualifying holding company may have from $1.0 billion to $3.0 billion. The expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.

As of March 31, 2019, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$249,831	12.91%	$154,775	8.00%	n/a	n/a
Southern Bank	240,530	12.52%	153,754	8.00%	192,192	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	229,040	11.84%	116,082	6.00%	n/a	n/a
Southern Bank	219,739	11.43%	115,315	6.00%	153,754	8.00%
Tier I Capital (to Average Assets)
Consolidated	229,040	10.60%	86,411	4.00%	n/a	n/a
Southern Bank	219,739	10.19%	86,257	4.00%	107,821	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	214,022	11.06%	87,061	4.50%	n/a	n/a
Southern Bank	219,739	11.43%	86,486	4.50%	124,925	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$222,133	13.53%	$131,335	8.00%	n/a	n/a
Southern Bank	214,804	13.18%	130,337	8.00%	162,921	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	202,756	12.35%	98,501	6.00%	n/a	n/a
Southern Bank	195,427	12.00%	97,753	6.00%	130,337	8.00%
Tier I Capital (to Average Assets)
Consolidated	202,756	10.97%	73,932	4.00%	n/a	n/a
Southern Bank	195,427	10.60%	73,721	4.00%	92,152	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	188,416	11.48%	73,876	4.50%	n/a	n/a
Southern Bank	195,427	12.00%	73,315	4.50%	105,899	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2019, fixed rate 1- to 4-family residential loan production totaled $51.5 million, as compared to $45.8 million during the same period of the prior fiscal year. At March 31, 2019, the fixed rate residential loan portfolio was $172.2 million with a weighted average maturity of 96 months, as compared to $167.9 million at March 31, 2018, with a weighted average maturity of 100 months. The Company originated $26.3 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2019, as compared to $26.5 million during the same period of the prior fiscal year. At March 31, 2019, fixed rate loans with remaining maturities in excess of 10 years totaled $34.1 million, or 1.9% of net loans receivable, as compared to $38.5 million, or 2.5% of net loans receivable at March 31, 2018. The Company originated $253.8 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2019, as compared to $190.3 million during the same period of the prior fiscal year. The Company also originated $61.1 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2019, as compared to $65.4 million during the same period of the prior fiscal year. At March 31, 2019, adjustable-rate home equity lines of credit increased to $42.8 million, as compared to $37.9 million at March 31, 2018. At March 31, 2019, the Company’s investment portfolio had an expected weighted-average life of 4.5 years, compared to 4.2 years at March 31, 2018. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2019, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$167,188	$(43,016)	-20%	8.20%	-1.58%
+200 bp	180,761	(29,443)	-14%	8.71%	-1.07%
+100 bp	195,173	(15,031)	-7%	9.25%	-0.54%
0 bp	210,204	-	-	9.78%	0.00%
-100 bp	224,005	13,801	7%	10.26%	0.48%
-200 bp	249,876	39,672	19%	11.26%	1.48%
-300 bp	270,263	60,058	29%	12.07%	2.29%

June 30, 2018
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$171,151	$(31,594)	-16%	9.57%	-1.22%
+200 bp	182,263	(20,482)	-10%	10.03%	-0.77%
+100 bp	193,119	(9,626)	-5%	10.45%	-0.35%
0 bp	202,745	-	-	10.80%	0.00%
-100 bp	212,684	9,939	5%	11.16%	0.36%
-200 bp	241,161	38,415	19%	12.43%	1.63%
-300 bp	268,610	65,865	32%	13.64%	2.84%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
01/1/2019 thru 01/31/2019	-	-	-	450,000
02/1/2019 thru 02/28/2019	-	-	-	450,000
03/1/2019 thru 03/31/2019	-	-	-	450,000
Total	-	-	-	450,000

On November 28, 2018, the Company announced its intention to repurchase up to 450,000 shares of its own common stock, or approximately 4.8% of its 9.3 million outstanding common shares. The shares will be purchased at prevailing market prices in the open market or in privately negotiated transactions, subject to availability and general market conditions. Repurchased shares will be held as treasury shares to be used for general corporate purposes.

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
101
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 10, 2019	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)