Form 10-K
period 2019-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2019-09-13
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-23406

SOUTHERN MISSOURI BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2991 Oak Grove Road, Poplar Bluff, Missouri	63901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (573) 778-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SMBC	The NASDAQ Stock Market, LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant's most recently completed second fiscal quarter, was $274.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 13, 2019, there were issued and outstanding 9,201,783 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART I
Item 1.      Description of Business
General
Southern Missouri Bancorp, Inc. ("Company") is a bank holding company and the parent company of Southern Bank (“Bank”). The Company changed its state of incorporation to Missouri on April 1, 1999, and was originally incorporated in Delaware on December 30, 1993 for the purpose of becoming the holding company for the Bank, which was known as Southern Missouri Savings Bank upon completion of its conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1.8 million shares of its common stock to the public. The Company's Common Stock is quoted on the NASDAQ Global Market under the symbol "SMBC".
Southern Missouri Savings Bank was originally chartered by the state of Missouri as a mutual savings and loan association in 1887. On June 20, 1995, it converted to a federally chartered stock savings bank and took the name Southern Missouri Savings Bank, FSB. On February 17, 1998, Southern Missouri Savings Bank converted from a federally chartered stock savings bank to a Missouri chartered stock savings bank and changed its name to Southern Missouri Bank & Trust Co. On June 4, 2004, Southern Missouri Bank & Trust Co. converted from a Missouri chartered stock savings bank to a Missouri state chartered trust company with banking powers ("Charter Conversion"). On June 1, 2009, the institution changed its name to Southern Bank.
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
The principal business of the Bank consists primarily of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB"), and, to a lesser extent, brokered deposits, to invest in one- to four-family residential mortgage loans, mortgage loans secured by commercial real estate, commercial non-mortgage business loans, and consumer loans. These funds are also used to purchase mortgage-backed and related securities ("MBS"), U.S. Government Agency obligations, municipal bonds, and other permissible investments.
At June 30, 2019, the Company had total assets of $2.2 billion, total deposits of $1.9 billion and stockholders' equity of $238.4 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company's revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.
Acquisitions
On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”) and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction. At closing, Gideon held total assets of $217 million, loans, net, of $144 million, and deposits of $171 million. The Company acquired Gideon primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. The goodwill of $1.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and First Commercial. Goodwill from this transaction was assigned to the acquisition of First Commercial, and is not expected to be deductible for tax purposes.

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. (“Bancshares”), and its wholly owned subsidiary, Southern Missouri Bank of Marshfield (“SMB-Marshfield”), in a stock and cash transaction. SMB-Marshfield was merged into the Bank at acquisition. At closing, Bancshares held total assets of $86.2 million, loans, net, of $68.3 million, and deposits of $68.2 million. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. The goodwill of $4.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and SMB-Marshfield. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.

On June 16, 2017, the Company completed its acquisition of Tammcorp, Inc. (Tammcorp), and its subsidiary, Capaha Bank (Capaha), Tamms, Illinois, in a stock and cash transaction. Capaha was merged into the Bank at acquisition. At closing, Tammcorp held total assets of $187 million, loans, net, of $153 million, and deposits of $167 million. The Company acquired Capaha primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. A Tammcorp note payable of $3.7 million was contractually required to be repaid in conjunction with the acquisition. The goodwill of $4.1 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and Capaha. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
On August 5, 2014, the Company completed its acquisition of Peoples Service Company (PSC) and its subsidiaries, Peoples Banking Company (PBC) and Peoples Bank of the Ozarks (Peoples), Nixa, Missouri, in a stock and cash transaction (the “Peoples Acquisition”). Peoples was merged into the Bank in early December, 2014, in connection with the conversion of Peoples’ data system. At closing, PSC held total assets of $267 million, loans, net, of $193 million, and deposits of $221 million. The Company acquired Peoples primarily for the purpose of expanding its commercial banking activities to markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Notes payable of $2.9 million were contractually required to be repaid on the date of acquisition. The goodwill of $3.0 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and Peoples. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.
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
Capital Raising Transactions
On June 20, 2017, the Company completed an at-the-market common stock issuance. A total of 794,762 shares of the Company’s common stock were sold at a weighted-average price of approximately $31.46 per share, representing gross proceeds to the Company of approximately $25.0 million. The proceeds from the transaction have been used for general corporate purposes, including working capital to support organic growth at Southern Bank, and to support acquisitions to the extent available.
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

Market Area
The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 44 full service branch offices and two limited service branch offices located in Poplar Bluff (4), Van Buren, Dexter (2), Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (2), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, and Essex Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob and Bradford, Arkansas; and Anna, Cairo, and Tamms, Illinois.
For purposes of management and oversight of its operations, the Bank has organized its facilities into three regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 250,000, and included within this market area is the Cape Girardeau, Missouri, Metropolitan Statistical Area (MSA), which has a population of approximately 98,000. The Bank’s south region includes 12 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, and White counties in Arkansas. These counties have a total population of approximately 350,000, and included within this market area is the Jonesboro, Arkansas, MSA, which has a population of approximately 131,000. The Bank’s west region includes 11 of its facilities, which are situated in Christian, Greene, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 501,000, and included within this market area is the Springfield, Missouri, MSA, which has a population of approximately 461,000. Each of these markets also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area.
The Bank’s east and south regions are generally rural in nature with economies supported by manufacturing activity, agriculture (livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton), healthcare, and education. Large employers include hospitals, manufacturers, school districts, and colleges. In the west region, the Bank’s operations are generally more concentrated in the Springfield, Missouri, MSA, and major employers include healthcare providers, educational institutions, federal, local, and state government, retailers, transportation and distribution firms, and leisure, entertainment, and hospitality interests. For purposes of the Bank’s lending policy, the Bank’s primary lending area is considered to be the counties where the Bank has a branch facility, and any contiguous county.
Competition
The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2019, the Bank was one of 26 bank or saving association groups located in its east region competing for approximately $5.7 billion in deposits at FDIC-insured institutions, one of 34 bank or saving association groups located in its south region (eight of these institutions overlap with the Bank’s east region) competing for $7.8 billion in deposits, and one of 39 bank or savings association groups located in its west region (12 of these overlap with the Bank’s east or south regions) competing for $10.6 billion in deposits.
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
The Regional Small Business Loan Committees each consists of lenders selected by the Chief Lending Officer, Regional President, and Chief Credit Officer (our “Senior Lending and Credit Officers”), and is authorized to approve lending relationships up to $1.5 million. The Regional Senior Loan Committees each consists of one director appointed by the Board of Directors, and senior lenders selected by our Senior Lending and Credit Officers. Each Regional Senior Loan Committee is authorized to approve lending relationships up to $3.0 million. The Bank’s Agricultural Loan Committee consists of several lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers, and is authorized to approve agricultural lending relationships up to $1.5 million. The Senior Agricultural Loan Committee consists of our Chief Credit Officer, as well as several senior lending officers with agricultural lending experience selected by our Senior Lending and Credit Officers. The Senior Agricultural Loan Committee is authorized to approve agricultural lending relationships up to $3.0 million.
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
The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank's capital levels. See "Regulation - Loans to One Borrower." At June 30, 2019, the maximum amount which the Bank could lend to any one borrower and the borrower's related entities was approximately $63.7 million. At June 30, 2019, the Bank's ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $28.7 million to $16.2 million, net of participation interests sold. As of June 30, 2019, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.
	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$491,992	26.65%	$450,919	28.84%	$442,463	31.66%	$392,974	34.61%	$377,465	35.84%
Commercial real estate (1)	840,777	45.53	704,647	45.07	603,922	43.21	452,052	39.81	404,720	38.43
Construction	123,287	6.68	112,718	7.21	106,782	7.63	77,369	6.82	69,204	6.57
Total mortgage loans	1,456,056	78.86	1,268,284	81.12	1,153,167	82.50	922,395	81.24	851,389	80.84
Other Loans:
Automobile loans	11,379	0.62	9,056	0.58	6,378	0.46	6,221	0.55	6,333	0.60
Commercial business (2)	355,874	19.27	281,272	17.99	247,184	17.68	202,045	17.79	191,886	18.22
Home equity	43,369	2.35	39,218	2.51	35,222	2.52	25,146	2.21	23,472	2.23
Other	42,786	2.32	30,297	1.94	22,051	1.58	15,174	1.34	16,965	1.61
Total other loans	453,408	24.56	359,843	23.02	310,835	22.24	248,586	21.89	238,656	22.66
Total loans	1,909,464	103.42	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50
Less:
Undisbursed loans in process	43,153	2.34	46,533	2.98	50,740	3.63	21,779	1.92	24,688	2.34
Deferred fees and discounts	3	0.00	---	---	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)
Allowance for loan losses	19,903	1.08	18,214	1.16	15,538	1.11	13,791	1.21	12,298	1.17
Net loans receivable	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%

Type of Security:
Residential real estate
One- to four-family	$395,317	21.41%	$414,258	26.50%	$352,723	25.24%	$326,186	28.73%	$316,804	30.08%
Multi-family	172,303	9.33	137,238	8.78	151,585	10.85	128,980	11.36	118,178	11.22
Commercial real estate	647,078	35.05	502,073	32.11	463,890	33.19	329,781	29.04	296,082	28.11
Land	241,360	13.07	214,715	13.73	184,967	13.23	137,448	12.11	120,327	11.43
Commercial	355,874	19.28	281,272	17.99	247,184	17.68	202,045	17.79	191,884	18.22
Consumer and other	97,532	5.28	78,571	5.03	63,653	4.55	46,541	4.10	46,770	4.44
Total loans	1,909,464	103.42	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50
Less:
Undisbursed loans in process	43,153	2.34	46,533	2.98	50,740	3.63	21,779	1.92	24,688	2.34
Deferred fees and discounts	3	0.00	---	---	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)
Allowance for loan losses	19,903	1.08	18,214	1.16	15,538	1.21	13,791	1.21	12,298	1.17
Net loans receivable	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%
___________________________
(1) Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $182.7 million, $160.3 million, $140.0 million, $102.2 million and $82.0 million as of June 30, 2019, 2018, 2017, 2016 and 2015, respectively.
(2) Commercial business loan balances included agricultural equipment and production loans of $95.5 million, $81.5 million, $85.7 million, $73.3 million and $57.9 million as of June 30, 2019, 2018, 2017, 2016 and 2015, respectively.

The following table shows the fixed and adjustable rate composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$254,234	13.77%	$207,405	13.27%	$189,054	13.53%	$172,901	15.23%	$171,479	16.28%
Commercial real estate	658,874	35.68	557,556	35.66	476,132	34.06	356,613	31.41	313,361	29.75
Construction	116,304	6.30	104,995	6.72	89,542	6.40	58,330	5.14	51,973	4.94
Consumer	51,905	2.81	36,784	2.35	26,305	1.88	21,338	1.88	22,973	2.18
Commercial business	222,290	12.04	151,766	9.71	137,613	9.85	137,426	12.10	127,017	12.06
Total fixed-rate loans	1,303,607	70.60	1,058,506	67.71	918,646	65.72	746,608	65.76	686,803	65.21
Adjustable-Rate Loans:
Residential real estate	237,758	12.88	243,514	15.58	253,409	18.13	220,073	19.38	205,986	19.56
Commercial real estate	181,903	9.85	147,091	9.41	127,790	9.14	95,439	8.41	91,359	8.67
Construction	6,983	0.38	7,723	0.49	17,240	1.23	19,039	1.68	17,231	1.64
Consumer	45,629	2.47	41,787	2.67	37,346	2.67	25,203	2.22	23,797	2.26
Commercial business	133,584	7.23	129,506	8.28	109,571	7.85	64,619	5.68	64,869	6.16
Total adjustable-rate loans	605,857	32.81	569,621	39.43	545,356	39.02	424,373	37.37	403,242	38.29
Total loans	1,909,464	103.41	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13	1,090,045	103.50
Less:
Undisbursed loans in process	43,153	2.34	46,533	2.98	50,740	3.63	21,779	1.92	24,688	2.34
Net deferred loan fees	3	0.00	---	---	(6)	(0.00)	(42)	(0.00)	(87)	(0.01)
Allowance for loan loss	19,903	1.07	18,214	1.16	15,538	1.11	13,791	1.21	12,298	1.17
Net loans receivable	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%	$1,053,146	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank's marketing campaigns. At June 30, 2019, residential loans secured by one- to four-family residences totaled $351.0 million, or 20.4% of net loans receivable.
The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2019, the Bank originated $35.9 million of ARM loans and $39.4 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $30.8 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank's portfolio are located within the Bank's market area.
The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 50-100 basis points, but does not require private mortgage insurance. At June 30, 2019, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $76.0 million. For fiscal years ended June 30, 2019, 2018, 2017, 2016, and 2015, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $23.3 million, $26.3 million, $25.0 million, $16.5 million, and $24.3 million, respectively, totaling $115.4 million. The outstanding balance of those loans at June 30, 2019, was $61.2 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank for retention in its portfolio conform to secondary market underwriting standards, however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.
Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2019, one- to four-family loans with a fixed rate totaled $169.8 million, and had a weighted-average maturity of 95 months.
The Bank currently originates one- to four-family adjustable rate mortgage (“ARM”) loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Current residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank's ARMs will react differently to changing interest rates than the Bank's cost of funds. At June 30, 2019, one- to four-family loans tied to the CMT index totaled $144.8 million. One- to four-family loans tied to other indices totaled $37.7 million.
In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2019 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.
The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2019, the Bank had $141.0 million, or 8.2% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in these loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.
The primary risk associated with multi-family loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in borrowers having to provide rental rate concessions to achieve adequate occupancy rates. In an effort to reduce these risks, the Bank evaluates the guarantor’s ability to inject personal funds as a tertiary source of repayment.
Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including land (improved and unimproved), shopping centers, retail establishments, nursing homes and other healthcare related facilities, and other businesses generally located in the Bank's market area. At June 30, 2019, the Bank had $840.8 million in commercial real estate loans, which represented 45.5% of net loans receivable. Of this amount, $182.7 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Bank expects to continue to grow its agricultural lending portfolio, but expects that the rate of growth experienced over the last several fiscal years is unlikely to be maintained. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio.
Commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to five years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank's fixed-rate commercial real estate portfolio has a weighted average maturity of 49 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, loans for improved commercial properties do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.
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
Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2019, the Bank had $123.3 million, or 6.7% of net loans receivable in construction loans outstanding.
Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2019, $44.3 million of the Bank's construction loans were secured by one- to four-family residential real estate (of which $14.2 million was for speculative construction), $31.3 million were secured by multi-family residential real estate, and $47.7 million were secured by commercial real estate.  During construction, these loans typically require monthly interest-only payments and have maturities ranging from 6 to 12 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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
Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, direct and indirect automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Usually, consumer loans are originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2019, the Bank's consumer loan portfolio totaled $97.5 million, or 5.3% of net loans receivable.
Home equity loans represented 44.5% of the Bank's consumer loan portfolio at June 30, 2019, and totaled $43.4 million, or 2.3% of net loans receivable.
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
Automobile loans represented 11.7% of the Bank's consumer loan portfolio at June 30, 2019, and totaled $11.4 million, or 0.62% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 60 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.
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
Commercial Business Lending. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2019, the Bank had $355.9 million in commercial business loans outstanding, or 19.3% of net loans receivable. Of this amount, $95.5 million were loans related to agriculture, including amortizing equipment loans and annual production lines. The Bank expects to continue to maintain the current percentage of commercial business loans in its total loan portfolio.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $222.3 million in fixed rate and $133.6 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.
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
Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2019. Commitments to extend credit totaled $317.4 million at June 30, 2019.
	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(Dollars in thousands)

Federal Home Loan Bank advances	$2,934	$33,595	$8,000	$379	$44,908
Certificates of deposit	467,676	191,025	20,558	---	679,259
Total	$470,610	$224,620	$28,558	$379	$724,167

	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(Dollars in thousands)

Construction loans in process	$43,153	$ ---	$ ---	$ ---	$43,153
Other loan commitments	202,906	23,485	11,642	36,228	274,261
	$246,059	$23,485	$11,642	$36,228	$317,414

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2019, regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)

Residential real estate	$178,405	$211,478	$74,120	$27,989	$491,992
Commercial real estate	231,664	425,260	175,456	8,397	840,777
Construction	111,537	7,183	4,567	---	123,287
Consumer	66,920	28,968	1,512	134	97,534
Commercial business	205,087	134,912	12,757	3,118	355,874
Total loans	$793,613	$807,801	$268,412	$39,638	$1,909,464

As of June 30, 2019, loans with a maturity date after June 30, 2020, with fixed interest rates totaled $953.6 million, and loans with a maturity date after June 30, 2020, with adjustable rates totaled $162.2 million.
Loan Originations, Sales and Purchases
Generally, loans are originated by the Bank's staff, who are salaried loan officers. All loan officers are eligible for bonuses based on production, market performance, and credit quality. Certain lenders, in particular those originating higher volume of residential loans for sale on the secondary market, may earn a relatively higher percentage of their total compensation through bonuses. Loans are originated both to be held for investment and to be sold into the secondary market. Loan applications are generally taken and processed at each of the Bank's full-service locations, and the Bank in recent years began processing online applications for single-family residential loans.
While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2019, the Bank originated $606.3 million of loans, compared to $550.5 million and $494.9 million, respectively, in fiscal 2018 and 2017. Of these loans, mortgage loan originations were $437.6 million, $397.9 million, and $399.2 million in fiscal 2019, 2018 and 2017, respectively. Increases in originations over recent periods is attributed primarily to an expanded market area and customer base following recent acquisitions.
From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2019, the Bank committed to purchase $21.5 million of new loan participations. At June 30, 2019, loan participations totaled $31.9 million, or 1.73% of net loans receivable. At June 30, 2019, all of these participations were performing in accordance with their respective terms. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2019	2018	2017
		(Dollars in thousands)

Total loans at beginning of period	$1,628,127	$1,464,002	$1,170,981

Loans originated:
One- to four-family residential	106,113	96,061	94,733
Multi-family residential and
commercial real estate	234,075	185,914	235,427
Construction loans	97,442	115,919	69,087
Commercial business	143,776	134,318	78,342
Consumer and others	24,921	18,316	17,326
Total loans originated	606,327	550,528	494,915

Loans purchased:
Total loans purchased (1)	166,112	72,846	158,808

Loans sold:
Total loans sold	(50,488)	(64,073)	(56,131)

Principal repayments	(431,898)	(386,912)	(295,615)
Participation principal repayments	(6,438)	(6,098)	(7,758)

Foreclosures	(2,278)	(2,166)	(1,198)
Net loan activity	281,337	164,125	293,021

Total loans at end of period	$1,909,464	$1,628,127	$1,464,002
______________
(1)	Amount reported in fiscal 2019 includes the Company’s acquisition of loans from the Gideon acquisition recorded at a $144.3 million fair value.
(2)	Amount reported in fiscal 2018 includes the Company’s acquisition of loans from the Marshfield acquisition recorded at a $68.3 million fair value.
(3)	Amount reported in fiscal 2017 includes the Company’s acquisition of loans from the Capaha acquisition recorded at a $152.2 million fair value.

Loan Commitments
The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $317.4 million at June 30, 2019. See Note 14 of Notes to the Consolidated Financial Statements contained in Item 8.
Loan Fees
In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.
Asset Quality
Delinquent Loans. Generally, when a borrower fails to make a required payment, the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will typically send a demand notice to the customer which, if not cured or unless satisfactory arrangements have been made within the time provided, will lead to foreclosure. Foreclosure may not begin until the loan reaches 120 days delinquency in the case of consumer residential loans. For consumer loans, the Missouri Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.
The following table sets forth the Bank's loan delinquencies by type and by amount at June 30, 2019.
	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total Loans Delinquent 60 Days or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts
	(Dollars in thousands)

Residential real estate	22	$1,054	27	$1,714	49	$2,768
Commercial real estate	1	1	7	5,617	8	5,618
Construction	---	---	---	---	---	---
Consumer	10	46	14	176	24	222
Commercial Business	3	25	13	1,902	16	1,927
Totals	36	$1,126	61	$9,409	97	$10,535

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
The increase in nonperforming assets in fiscal 2019 was attributed primarily to the increase in nonaccrual loans, which, in turn, was primarily attributable to the Gideon Acquisition, which included nonperforming loans of $11.4 million, at fair value, at the time of acquisition. As of December 31, 2018, certain other acquired loans had been placed on nonaccrual status, and the total attributable to the Gideon Acquisition increased to $12.9 million, at fair value. As of June 30, 2019, the fair value of those loans resulting from the Gideon Acquisition was $10.2 million.
For information regarding accrual of interest on impaired loans, see Note 1 of Notes to the Consolidated Financial Statements contained in Item 8.
The Company may treat loans acquired with impaired credit quality as an accruing asset, despite reporting such loans as impaired, because these loans are recorded at acquisition at fair value, which includes an accretable discount which is recorded as interest income over the expected life of the obligation.

The following table sets forth information with respect to the Bank's non-performing assets as of the dates indicated.
	At June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$6,404	$5,913	$1,263	$2,676	$2,202
Construction	---	25	35	388	133
Commercial real estate	10,876	1,962	960	1,797	1,271
Consumer	309	209	158	160	88
Commercial business	3,424	1,063	409	603	63
Total	21,013	9,172	2,825	5,624	3,757

Loans 90 days past due accruing interest:
Residential real estate	---	---	59	---	---
Construction	---	---	---	---	---
Commercial real estate	---	---	---	---	---
Consumer	---	---	13	7	34
Commercial business	---	---	329	31	11
Total	---	---	401	38	45

Total nonperforming loans	21,013	9,172	3,226	5,662	3,802

Nonperforming investments	---	---	---	---	---
Foreclosed assets held for sale:
Real estate owned	3,723	3,874	3,014	3,305	4,440
Other nonperforming assets	29	50	86	61	64
Total nonperforming assets	$24,765	$13,096	$6,326	$9,028	$8,306

Total nonperforming loans to net loans	1.14%	0.59%	0.23%	0.50%	0.36%
Total nonperforming loans to total assets	0.95%	0.49%	0.19%	0.40%	0.29%
Total nonperforming assets to total assets	1.12%	0.69%	0.37%	0.64%	0.64%

At June 30, 2019, troubled debt restructurings (TDRs) totaled $19.0 million, of which $5.8 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $13.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2018, TDRs totaled $13.0 million, of which $1.3 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2019, on the basis of guidance under ASU 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.
Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 2019, the Company's balance of real estate owned totaled $3.7 million and included $533,000 in residential properties and $3.2 million in non-residential properties.
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
On the basis of management's review of the assets of the Company, at June 30, 2019, adversely classified assets totaled $32.0 million, or 1.45% of total assets as compared to $18.2 million, or 0.96% of total assets at June 30, 2018. Of the amount adversely classified as of June 30, 2019, $32.0 million was considered substandard, and $35,000 was considered doubtful. Included in adversely classified assets at June 30, 2019, were various loans totaling $28.3 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $3.8 million. The Company acquired adversely classified loans recorded at an acquisition date fair value of $17.5 million in the Gideon Acquisition. At June 30, 2019, the fair value of those acquired loans was $13.4 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $14.6 million had been placed on nonaccrual status at June 30, 2019, of which $4.2 million were more than 30 days delinquent. Of the remaining $13.6 million of adversely classified loans, $10,000 were more than 30 days delinquent.
Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. At June 30, 2019, these other loans of concern totaled $34.5 million, as compared to $10.2 million at June 30, 2018. These loans continued to perform according to terms as of June 30, 2019, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. Other loans of concern attributable to the Gideon Acquisition were $13.7 million, at fair value, as of the date of acquisition, and were $12.2 million, at fair value, as of June 30, 2019.
Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in provisioning for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2019, of $19.9 million, which represented 80% of nonperforming assets as compared to an allowance of $18.2 million, which represented 139% of nonperforming assets at June 30, 2018.
At June 30, 2019, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $1.3 million, as compared to $1.2 million at June 30, 2018. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.
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

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Allowance at beginning of period	$18,214	$15,538	$13,791	$12,298	$9,259
Recoveries
Residential real estate	23	2	10	5	11
Construction real estate	---	---	1	---	---
Commercial real estate	5	2	20	46	47
Commercial business	2	8	31	15	33
Consumer	16	23	8	8	4
Total recoveries	46	35	70	74	95

Charge offs:
Residential real estate	30	190	211	167	54
Construction real estate	---	9	31	---	---
Commercial real estate	164	56	19	97	9
Commercial business	92	22	337	725	128
Consumer	103	129	65	86	50
Total charge offs	389	406	663	1,075	241

Net charge offs	(343)	(371)	(593)	(1,001)	(146)
Provision for loan losses	2,032	3,047	2,340	2,494	3,185

Balance at end of period	$19,903	$18,214	$15,538	$13,791	$12,298

Ratio of allowance to total loans outstanding at the end of the period	1.07%	1.15%	1.10%	1.20%	1.15%
Ratio of net charge offs to average loans outstanding during the period	0.02%	0.02%	0.05%	0.09%	0.01%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$3,706	25.76%	$3,226	27.70%	$3,230	30.22%	$3,247	33.56%	$2,819	34.63%

Construction	1,365	6.46	1,097	6.92	964	7.30	1,091	6.61	899	6.35

Commercial real estate	9,399	44.03	8,793	43.28	7,068	41.25	5,711	38.60	4,956	37.13

Consumer	1,046	5.11	902	4.82	757	4.35	738	3.98	758	4.29
Commercial business	4,387	18.64	4,196	17.28	3,519	16.88	3,004	17.25	2,866	17.60

Total allowance for loan losses	$19,903	100.00%	$18,214	100.00%	$15,538	100.00%	$13,791	100.00%	$12,298	100.00%

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
The Company's investment portfolio is managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operations Officer, and five outside directors.
Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders' equity. At June 30, 2019, AFS securities totaled $165.5 million (excluding FHLB and Federal Reserve Bank membership stock). For information regarding the amortized cost and market values of the Company's investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
As of June 30, 2019, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.
Debt and Other Securities. At June 30, 2019, the Company's debt and other securities portfolio totaled $55.1 million, or 2.49% of total assets as compared to $56.2 million, or 2.98% of total assets at June 30, 2018. During fiscal 2019, the Bank had $14.1 million in maturities and $2.8 million in securities purchases. Of the securities that matured, $3.6 million was called for early redemption. At June 30, 2019, the investment securities portfolio included $7.3 million in U.S. government and government agency bonds, of which $4.5 million is subject to early redemption at the option of the issuer, and $42.8 million in municipal bonds, of which $36.7 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $5.1 million in other securities, including pooled trust preferred securities with an estimated fair value of $779,000. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2019, was 33 months. Membership stock held in the FHLB of Des Moines, totaling $5.2 million, FHLB of Chicago totaling $215,000, and the Federal Reserve Bank of St. Louis, totaling $4.4 million, along with equity stock of $775,000 in three correspondent (banker’s) banks, was not included in the above totals.
At June 30, 2019, the Company owned two pooled trust preferred securities with an estimated fair value of $779,000 and a book value of $973,000. The June 30, 2019, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.
Mortgage-Backed Securities. At June 30, 2019, mortgage-backed securities (“MBS”) totaled $110.4 million, or 5.0%, of total assets, as compared to $90.2 million, or 4.8%, of total assets at June 30, 2018. During fiscal 2019, the Bank had maturities and prepayments of $15.9 million and $28.4 million in purchases of MBS. At June 30, 2019, the MBS portfolio included $51.9 million in fixed-rate MBS, and $58.6 million in fixed rate collateralized mortgage obligations (“CMOs”), all of which passed the Federal Financial Institutions Examination Council's sensitivity test. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2019, was 51 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis
The following table sets forth the Company's debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.
	At June 30,
	2019		2018		2017
	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio	Fair Value	Percent of Portfolio
			(Dollars in thousands)

U.S. government and government agencies	$7,270	11.07%	$9,385	14.13%	$10,438	14.34%
State and political subdivisions	42,783	65.14	41,612	62.65	49,978	68.66
Other securities	5,053	7.69	5,152	7.76	5,725	7.86
FHLB/FNBB/MIB membership stock	6,222	9.47	6,701	10.09	4,295	5.90
Federal Reserve Bank membership stock	4,350	6.62	3,566	5.37	2,357	3.24
Total	$65,678	100.00%	$66,416	100.00%	$72,793	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company's investment securities portfolio and membership stock at June 30, 2019.
	Available for Sale Securities June 30, 2019
	Amortized Cost	Fair Value	Tax-Equiv. Wtd.-Avg. Yield
	(Dollars in thousands)

U.S. government and government agency securities:
Due within 1 year	$4,794	$4,788	1.68%
Due after 1 year but within 5 years	2,490	2,482	1.88
Due after 5 years but within 10 years	---	---	---
Due over 10 years	---	---	---
Total	7,284	7,270	1.75

State and political subdivisions:
Due within 1 year	1,984	1,989	2.23%
Due after 1 year but within 5 years	7,699	7,755	2.86
Due after 5 years but within 10 years	15,664	15,862	3.20
Due over 10 years	16,776	17,177	3.38
Total	42,123	42,783	3.16

Other securities:
Due within 1 year	---	---	---%
Due after 1 year but within 5 years	---	---	---
Due after 5 years but within 10 years	3,993	4,068	5.44
Due over 10 years	1,183	985	3.35
Total	5,176	5,053	4.96

No stated maturity:
FHLB/FNBB/MIB membership stock	6,222	6,222	3.82%
Federal Reserve Bank membership stock	4,350	4,350	5.81
Total	10,572	10,572	4.64

Total debt and other securities	$65,155	$65,678	3.39%

The following table sets forth certain information at June 30, 2019 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.
At June 30, 2019
(Dollars in thousands)
Amounts due:
Within 1 year	$7
After 1 year through 3 years	6
After 3 years through 5 years	2,410
After 5 years	106,874
Total	$109,297

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2019, which have fixed, floating, or adjustable interest rates.
At June 30, 2019
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$109,297
Adjustable	---
Total	$109,297

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.
	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

FHLMC certificates	$16,373	$16,372	$16,598	$16,113	$21,380	$21,489
GNMA certificates	35	35	38	38	1,437	1,449
FNMA certificates	34,943	35,458	25,800	25,062	28,457	28,628
Collateralized mortgage obligations issued by government agencies	57,946	58,564	50,272	48,963	26,814	26,709
Total	$109,297	$110,429	$92,708	$90,176	$78,088	$78,275

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
Deposits. The Bank's depositors are generally residents and entities located in the States of Missouri, Arkansas, or Illinois. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank's Asset/Liability Committee regularly reviews its deposit mix and pricing.

The Bank will periodically promote a particular deposit product as part of the Bank's overall marketing plan. Deposit products have been promoted through various mediums, which include digital and social media, radio and newspaper advertisements, as well as “grassroots” marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, passbook savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank's deposits as of June 30, 2019:
As of June 30, 2019
Weighted Average Interest Rate	Term	Category	Minimum Amount	Balance	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Non-interest Bearing	$100	$218,889	11.56%
1.01	None	NOW Accounts	100	639,219	33.76
0.73	None	Savings Accounts	100	167,973	8.87
1.38	None	Money Market Deposit Accounts	1,000	188,355	9.95

		Certificates of Deposit
1.50	6 months or less	Fixed Rate/Term	1,000	26,769	1.41
1.09	6 months or less	IRA Fixed Rate/Term	1,000	1,416	0.07
2.12	7-12 months	Fixed Rate/Term	1,000	172,979	9.13
1.53	7-12 months	IRA Fixed Rate/Term	1,000	15,910	0.84
2.27	13-24 months	Fixed Rate/Term	1,000	268,156	14.16
2.02	13-24 months	IRA Fixed Rate/Term	1,000	27,241	1.43
2.43	25-36 months	Fixed Rate/Term	1,000	58,071	3.07
2.50	25-36 months	IRA Fixed Rate/Term	1,000	12,823	0.68
2.09	48 months and more	Fixed Rate/Term	1,000	76,475	4.04
1.97	48 months and more	IRA Fixed Rate/Term	1,000	19,419	1.03
				$1,893,695	100.00%

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2019. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.
Maturity Period	Amount
(Dollars in thousands)

Three months or less	$74,943
Over three through six months	73,929
Over six through twelve months	145,660
Over 12 months	132,617
Total	$427,149

Time Deposits by Rates
The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2019	2018	2017
	(Dollars in thousands)

0.00 - 0.99%	$2,447	$77,958	$200,868
1.00 - 1.99%	221,409	356,172	296,964
2.00 - 2.99%	398,931	98,842	36,228
3.00 - 3.99%	56,310	479	---
4.00 - 4.99%	162	---	---
5.00 - 5.99%	---	---	3,000

Total	$679,259	$533,451	$537,060

The following table sets forth the amount and maturities of all time deposits at June 30, 2019.
	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)

0.00 – 0.99%	$1,858	$284	$305	$ ---	$ ---	$2,447	0.36%
1.00 – 1.99%	157,581	41,688	14,954	6,863	323	221,409	32.60
2.00 - 2.99%	290,186	82,104	17,483	6,768	2,390	398,931	58.73
3.00 - 3.99%	18,051	28,904	5,303	2,994	1,058	56,310	8.29
4.00 - 4.99%	---	---	---	---	162	162	0.02
5.00 - 5.99%	---	---	---	---	---	---	---

Total	$467,676	$152,980	$38,045	$16,625	$3,933	$679,259	100.00%

Deposit Flow
The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.
	At June 30,
	2019			2018			2017
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)

Noninterest bearing	$218,889	11.56%	$15,372	$203,517	12.88%	$17,314	$186,203	12.79%	$54,207
NOW checking	639,219	33.75	70,214	569,005	36.02	89,517	479,488	32.94	83,383
Savings accounts	167,973	8.87	10,433	157,540	9.97	10,293	147,247	10.12	31,533
Money market deposit	188,355	9.95	71,966	116,389	7.37	10,790	105,599	7.25	27,444
Fixed-rate certificates which mature(1):
Within one year	467,676	24.70	156,236	311,440	19.71	(15,198)	326,638	22.44	80,734
Within three years	191,025	10.09	14,231	176,794	11.19	13,984	162,810	11.19	59,011
After three years	20,558	1.08	(24,659)	45,217	2.86	(2,395)	47,612	3.27	(1,408)
Variable-rate certificates which mature: Within one year	---	---	---	---	---	---	---	---	---
Within three years	---	---	---	---	---	---	---	---	---
Total	$1,893,695	100.00%	$313,793	$1,579,902	100.00%	$124,305	$1,455,597	100.00%	$334,904

___________________________
(1)    At June 30, 2019, 2018 and 2017, certificates in excess of $100,000 totaled $427.1 million, $330.3 million and $342.5 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.
	At June 30,
	2019	2018	2017
	(Dollars in thousands)

Beginning Balance	$1,579,902	$1,455,597	$1,120,693

Net increase before interest credited	292,585	111,480	326,432
Interest credited	21,208	12,825	8,472
Net increase in deposits	313,793	124,305	334,904

Ending balance	$1,893,695	$1,579,902	$1,455,597

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
Although deposits are the Bank's primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2019, the Bank had $44.9 million in FHLB advances, including $44.5 million in fixed-rate long term advances, $587,000 of fixed rate amortizing advances, and no overnight borrowings. In order for the Bank to borrow from the FHLB, it has pledged $754.4 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $93.6 million) and has purchased $5.2 million in FHLB stock. At June 30, 2019, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $320.1 million, as compared to $267.0 million at June 30, 2018.
Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2019, the Bank was approved to borrow up to $181.7 million through the discount window, but no balance was outstanding.
Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources. The Bank views repurchase agreements with local entities as a stable funding source. At June 30, 2019, the Bank had outstanding $4.4 million in repurchase agreements, as compared to $3.3 million at June 30, 2018.
Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2019, the current rate was 5.16%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2019, the carrying value was $2.6 million, and bore interest at a current coupon rate of 4.86% and an effective rate of 6.70%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2019, the carrying value was $5.2 million and bore interest at a current coupon rate of 4.21% and an effective rate of 6.68%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2019		2018	2017
	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$	---	$66,550	$20,000
Securities sold under agreements to repurchase		4,376	3,267	10,212
		$4,376	$30,212	$96,835

Weighted average rate at year end		0.93%	1.98%	1.02%

The following table sets forth certain information as to the Bank's borrowings for the periods indicated:
	Year Ended June 30,
	2019	2018	2017
	(Dollars in thousands)
FHLB advances
Daily average balance	$92,371	$56,593	$96,065
Weighted average interest rate	2.57%	1.84%	1.18%
Maximum outstanding at any month end	$154,100	$88,538	$140,361

Securities sold under agreements to repurchase
Daily average balance	$3,988	$5,373	$22,198
Weighted average interest rate	0.90%	0.70%	0.43%
Maximum outstanding at any month end	$4,703	$9,902	$28,825

Subordinated Debt
Daily average balance	$14,994	$14,897	$14,800
Weighted average interest rate	6.14%	5.15%	4.37%
Maximum outstanding at month end	$15,043	$14,945	$14,848

Subsidiary Activities

The Bank has four subsidiaries, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2019, and is currently inactive, and SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC, all active subsidiaries. SB Corning, LLC represents a $1.5 million investment in a limited partnership formed for the purpose of generating low income housing tax credits. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2019, SB Real Estate Investments, LLC held assets of $670.6 million, while Southern Bank Real Estate Investments, LLC held assets of $661.3 million. Southern Insurance Services, LLC, is an entity acquired in the Company’s acquisition of Gideon Bancshares, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial.

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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company.
The following selected aspects of the Dodd-Frank Act are related to the operations of the Bank:
•
The Consumer Financial Protection Bureau (“CFPB”), an independent consumer compliance regulatory agency within the FRB, was established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to Federal consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws;

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
The following aspects of the Dodd-Frank Act are related to the operations of the Company:
•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities was eliminated, subject to various grandfathering and transition rules. As required by the Act, the federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies;

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
2018 Regulatory Reform
In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.
The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. Regulations to implement the Community Bank Leverage Ratio have been proposed but not yet adopted in final form. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It remains difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the implementing rules and regulations will have on community banks.
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
Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At June 30, 2019, the Bank was in compliance with these reserve requirements.
The Bank is authorized to borrow from the Federal Reserve Bank "discount window." The purpose of the discount window is to provide an additional backstop funding option for eligible depository institutions seeking to supplement their funding sources, particularly to meet unexpected short-term funding needs. Depository institutions like the Bank would typically utilize FHLB borrowings before borrowing from the Federal Reserve Bank’s discount window.
Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs that provide home financing credit. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB of Des Moines, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See Business - Deposit Activities and Other Sources of Funds - Borrowings.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2019, the Bank had $5.2 million in FHLB stock, which was in compliance with this requirement. The Bank received $345,000 and $147,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2019 and 2018, respectively.
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
Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The general insurance limit is $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against a member bank of the FRB after giving the FRB an opportunity to take such action.
In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits.  The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios.  Federal law required that the reserve ratio of the FDIC deposit insurance fund reach at least 1.35% by September 2020, and that depository institutions with consolidated assets of $10 billion or less receive assessment credits for the portion of their assessments that contributed to the growth of the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. In August 2019, the FDIC issued a notice of proposed rulemaking that would allow the assessment credits to be applied so long as the ratio remains above 1.35%. In September 2019, the Deposit Insurance Fund Reserve Ratio reached 1.40%, exceeding the required minimum reserve ratio to provide for receipt of assessment credits.
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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fourth quarter ended June 30, 2019, was 0.12 basis points (annualized) of assessable deposits. The assessment has declined in recent periods as the bonds mature, with final maturities scheduled for the second half of calendar year 2019.
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
Guidance on Commercial Real Estate Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and maintaining capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank’s total capital and an increase in the bank’s commercial real estate portfolio of 50% or more during the prior 36 months.
Regulatory Capital Requirements.  The Bank is required to maintain specified levels of regulatory capital under federal banking regulations. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.
Effective January 1, 2015, (with some changes transitioned into full effectiveness on January 1, 2019), The Bank became subject to capital regulations which created required minimum ratio for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the minimum leverage ratio; established risk-weightings for assets and certain off-balance sheet items for purposes of the risk-based capital ratios; required an additional capital conservation buffer over the minimum risk-based capital ratios; and defined what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) except in the case of banking organizations that have elected to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.
In addition to the capital requirements, there were a number of changes in what constitutes regulatory capital compared to earlier regulations, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we had the one-time option of deciding whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We made the decision to opt out.
The capital regulations changed in the risk-weighting of certain assets in an effort to better reflect credit risk and other risk exposure compared to earlier regulations. These changes include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by 0.625% each year until the buffer requirement was fully implemented on January 1, 2019. At June 30, 2019, the Bank and the Company reported risk-based capital ratios meeting the capital conservation buffer.
Under the prompt corrective action standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and not be subject to a higher enforceable individualized capital requirement. At June 30, 2019, the Bank and the Company were categorized as “well capitalized” under these prompt corrective action standards.
Section 201 of the Act requires the Federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for depository institutions and depository institution holding companies, with less than $10 billion in total consolidated assets. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile. In carrying out these requirements, the Federal banking agencies are required to consult with State banking regulators and notify the applicable State banking regulator of any qualifying community bank that exceeds or no longer exceeds the Community Bank Leverage Ratio. Regulations to implement the Community Bank Leverage Ratio have been proposed but not yet adopted in final form.
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
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed U.S. tax laws, including a reduction in the corporate tax rate from 35 percent to 21 percent, as well as other changes. As a result of enactment of the legislation, the Company incurred additional one-time income tax expense of $998,000 during the second quarter of fiscal 2018, primarily related to the remeasurement of certain deferred tax assets and liabilities.
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
The Bank’s average assets for the current year exceeded $500 million, thus classifying it as a large bank for purposes of IRC Section 585. Under IRC Section 585(c)(3), a bank that becomes a large bank must change its method of accounting from the reserve method to a specific charge-off method under IRC Section 166. The Bank’s deductions with respect to their loans are computed under the specific charge-off method. The specific charge-off method has been used in the current year and will be used in all subsequent tax years.
Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 50% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 65% of any dividends received may be deducted.

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
Illinois Taxation
General. Due to its loan activity and the acquisitions of Illinois banks in recent periods, the Bank is subject to an Illinois income tax. The tax is imposed on the Bank’s apportioned taxable income at a rate of 9.5%.
Audits
There have been no IRS audits of the Company's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.
For additional information regarding taxation, see Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.
PERSONNEL
As of June 30, 2019, the Company had 438 full-time employees and 32 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company's relationship with its employees is good. The employees are not represented by a collective bargaining unit.
EXECUTIVE OFFICERS
Greg A. Steffens, the Company’s President and Chief Executive Officer, joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 29 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri.
Matthew T. Funke, the Company’s Chief Financial Officer, joined our Company in 2003. He has more than 20 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas.
Kimberly A. Capps, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 26 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, and data processing and network administration functions. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.
Lora L. Daves, the Company’s Chief Risk Officer, joined our Company in 2006. Ms. Daves is responsible for the oversight of the Company’s internal audit, loan review, and compliance functions. Ms. Daves also oversees the Company’s quarterly stress testing of its commercial real estate portfolio and the credit analysis of proposed new credits. Ms. Daves served as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 30 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager. Ms. Daves holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.
Justin G. Cox is our Regional President for the Bank’s west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 16 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.
Mark E. Hecker, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 29 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.
Rick A. Windes, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 26 years’ experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.
Brett A. Dorton, the Company’s Chief Strategies Officer, joined our Company November 21, 2018, though the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 18 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, will serve a key role in future merger and acquisition activity, and is assisting in continued management of the acquired First Commercial Bank lending portfolio and its transition to appropriate lending officers in various Southern Bank markets. Mr. Dorton has 24 years’ experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

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
The success of our acquisition activities depends on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the companies in a manner that does not materially disrupt the existing customer relationships of the companies or result in decreased revenues from customers. If we are unable to achieve these objectives, the anticipated benefits of the acquisitions may not be realized fully, if at all, or may take longer to realize than expected.
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
The Financial Accounting Standards Board (FASB), adopted Accounting Standards Update (ASU), 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on June 16, 2016, which changed required allowance for loan losses methodology to consider current expected credit losses (CECL). This accounting pronouncement is expected to be applicable to us effective for our fiscal year beginning July 1, 2020. The federal banking regulators, including the Federal Reserve have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
CECL substantially changes how we calculate our allowance for loan and lease losses. We are preparing to adopt CECL. We cannot predict how it will affect our results of operations and financial condition, including our regulatory capital.
If our nonperforming assets increase, our earnings will be adversely affected.
At June 30, 2019 and June 30, 2018, our nonperforming assets were $24.8 million and $13.1 million, respectively, or 1.12% and 0.69% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:
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
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. See also “Regulation – Regulatory Capital Requirements.”
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
Our business activities and credit exposure are primarily concentrated in southern Missouri and northern Arkansas. While we did not and do not have a sub-prime lending program, our residential real estate, construction and land loan portfolios, our commercial and multi-family loan portfolios and certain of our other loans could be affected by the downturn in the real estate market. We anticipate that significant declines in the real estate markets in our primary market area would hurt our business and would mean that collateral for our loans would hold less value. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Our construction lending exposes us to significant risk.
Our construction loan portfolio, which totaled $123.3 million, or 6.68% of loans, net, at June 30, 2019, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.
Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.
At June 30, 2019, 64.8% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 47.9% of our portfolio at June 30, 2009, in order to improve the yield on our assets. At June 30, 2019, our loan portfolio included $840.8 million of commercial real estate loans and $355.9 million of commercial business loans compared to $704.6 million and $281.3 million, respectively, at June 30, 2018. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.
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
Our loan portfolio possesses risk due to our agricultural lending.
Included in the commercial real estate loans described above are agricultural real estate loans totaling $182.7 million, or 9.9% of our loan portfolio, net, at June 30, 2019. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2009, when these loans totaled $21.3 million, or 5.5% of our loan portfolio.
Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2019, these loans totaled $95.5 million, or 5.2%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2009, when such loans totaled $27.5 million, or 7.1% of our loan portfolio.
Presently, various agricultural commodity prices have been negatively impacted by recent actions taken, or which are feared could be taken, by governments in markets where U.S. agricultural products are exported. Declines in the pricing available to U.S. farmers negatively impacts cash flows for these borrowers to service their debts, and negatively affects the value of real estate and equipment which may be pledged as collateral to secure borrowings.
Continued growth of our commercial real estate and commercial business loan portfolios may increase the risk of credit defaults in the future.
Due to our emphasis on commercial real estate and commercial business lending, a substantial amount of the loans in our commercial real estate and commercial business portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. Commercial real estate and commercial business loans naturally create portfolio “churn” as loans are originated and repaid. As a result, our portfolio consists of a mix of seasoned and unseasoned loans. We believe that our underwriting practices are sound and based on industry standards and best practices. However, a significant portion of our loan portfolio is relatively new, therefore, the current level of delinquencies and defaults may not be representative of the level that will prevail as the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
As we approach thresholds defined in interagency guidance on commercial real estate concentrations, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.
The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “REGULATION – Guidance on Commercial Real Estate Concentrations”). For the purposes of this guidance, “commercial real estate” includes, among other types, multi-family residential loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s total capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months.
During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans (as defined in the guidance) as a percentage of total regulatory capital for the first time. The Bank’s highest level of concentration during fiscal 2017 was 303% of total regulatory capital at December 31, 2016. During fiscal 2018, the Bank remained below the 300% threshold throughout the fiscal year, and the highest level of concentration was 267% of total regulatory capital at September 30, 2017. During fiscal 2019, the Bank again remained below the 300% threshold throughout the fiscal year, and the highest level of concentration was 270% at December 31, 2018. The Bank reported 264% of total regulatory capital concentrated in non-owner occupied commercial real estate loans at June 30, 2019, as compared to 241% of the Bank’s total regulatory capital at June 30, 2018.

In recent years, the Company’s non-owner occupied commercial real estate loans (as defined in the guidance) has also approached the 300% of total regulatory capital threshold, but peaked at 293% of total regulatory capital at December 31, 2016. The Company reported 255% of total regulatory capital concentrated in non-owner occupied commercial real estate loans at June 30, 2019, as compared to 233% of total regulatory capital at June 30, 2018.
The Bank and Company may see its non-owner occupied commercial real estate lending grow as a percentage of total regulatory capital, or it may slow the growth of this type of lending activity. Should we continue to grow this category of our loan portfolio, we may incur additional expense to meet the heightened supervisory expectations related to this lending activity. If we slow the growth of commercial real estate loans generally, or particular concentrations of borrowers or categories of properties within that definition, we may be negatively impacted in terms of our asset growth, net interest margin and earnings, leverage, or other targets.
Changes in interest rates may negatively affect our earnings and the value of our assets.
Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.
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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and

•
We have completed three acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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
In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value of the securities has been less than the cost of the securities, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated recovery. In fiscal 2009, we incurred charges to recognize the other-than-temporary impairment (OTTI) of available-for-sale investments related to investments in Freddie Mac preferred stock ($304,000 impairment realized in the first quarter of fiscal 2009) and a pooled trust preferred collateralized debt obligation, Trapeza CDO IV, Ltd., class C2 ($375,000 impairment realized in the second quarter of fiscal 2009). We currently hold additional collateralized debt obligations (CDOs) which have not been deemed other-than-temporarily impaired, based on our best judgment using information currently available.
Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2019, we determined that none of our goodwill or other intangible assets was impaired.
Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2019, our net deferred tax asset was $4.6 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2019. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.
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
We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the Missouri Division of Finance and by the Federal Reserve. The FDIC, Missouri Division of Finance, and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution’s operations, require the institution to reclassify assets, determine the adequacy of the institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. See “Regulation.”
In response to the last financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The Dodd-Frank Act created the CFPB.

The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies.  In the case of banks, such as the Bank, with total assets of less than $10 billion, this examination and enforcement authority is held by the institution’s primary federal banking regulator (the FDIC, in the case of the Bank). The CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally.  In particular, the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan.
In the last economic downturn, federal and state banking regulators were active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. The Federal Reserve and the Missouri Division of Finance regulate the activities in which the Bank may engage primarily for the protection of depositors and not for the protection or benefit of stockholders. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability. Regulatory changes regarding card interchange fee income do not currently apply to us but could change in the future.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.
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
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber-attacks, but such events may still occur or may not be adequately addressed if they do occur.
There have been increasing efforts by third parties to breach data security at financial institutions. There have been a number of instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.
Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions, and the increasing sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. The Company makes significant investments in various technology to identify and prevent intrusions into its information system. The Company also has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems and performs regular audits using both internal and outside resources. However, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks, or other operational disruptions could overwhelm Company websites and prevent the Company from adequately serving customers. Should any of the Company's systems become compromised or customer information be obtained by unauthorized parties, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s operations rely on certain external vendors.
The Company relies on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, the Company outsources a portion of its information systems, communication, data management, and transaction processing to third parties. Accordingly, the Company is exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements for a number of reasons, including, but not limited to, changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to the Company’s operations, which could have a materially adverse impact on its business, results of operations and financial condition. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, the Company could be exposed to disruption of service, damage to reputation and litigation. Because the Company is an issuer of debit cards, it is periodically exposed to losses related to security breaches which occur at retailers that are unaffiliated with the Company (e.g., customer card data being compromised at retail stores). These losses include, but are not limited to, costs and expenses for card reissuance as well as losses resulting from fraudulent card transactions.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
The Company continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the entrance of financial technology companies offering new financial service products. The Company regularly upgrades or replaces core technological systems. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may encounter significant problems or may not be able to effectively implement new technology-driven products, including the core deposit system, and services, or be successful in marketing the new products and services to its customers. These problems might include significant time delays, cost overruns, loss of key people, and technological system failures. Failure to successfully keep pace with technological change affecting the financial services industry or failure to successfully complete the replacement of the core deposit system, or another core technological system, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Our earnings could be adversely impacted by incidences of fraud and compliance failure.
Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of our bank subsidiary, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio
Risks Relating to Our Common Stock
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
In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the liquidation of Southern Missouri Bancorp, Inc., its lenders and holders of its debt or preferred securities would receive a distribution of the available assets of Southern Missouri Bancorp, Inc., before distributions to the holders of our common stock. Our decision to incur debt and issue other securities in future offerings may depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of our common stock and dilute the interests of our shareholders.
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
As of June 30, 2019, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a fair value of $15.1 million.
We guarantee the trust preferred securities described above. The indentures under which the junior subordinated debt securities were issued, together with the guarantee, prohibit us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the guarantee; or (iii) we have elected to defer payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.
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

As a result of these provisions, if we were to elect to defer payments of interest on the junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the second paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our common stock, from redeeming, repurchasing or otherwise acquiring any of our common stock, and from making any payments to holders of our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.
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
Item 1B.      Unresolved Staff Comments

None.
Item 2.        Description of Properties
At June 30, 2019, the Bank operated from its headquarters, 44 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 42 of its other branch offices. The remaining four branches are either leased or partially owned.
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
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At June 30, 2019, there were 9,289,308 shares of common stock outstanding and approximately 277 common stockholders of record.
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
The following table summarizes the Company's stock repurchase activity for each month during the three months ended June 30, 2019.
	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased
06/01/19 - 06/30/19 period	25,093	$33.07	25,093	414,649
05/01/19 - 05/31/19 period	10,258	32.79	10,258	439,742
04/01/19 - 04/30/19 period	-	-	-	450,000

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

Southern Missouri Bancorp, Inc.

Total Return Performance
250
200
150
100
50
0
Index Value
Southern Missouri Bancorp, Inc.
SNL All Financial Institutions Index
SNL Bank NASDAQ Index
SNL Bank $1B-$5B Index
SNL Midwest Bank Index
06/30/14
06/30/15
06/30/16
06/30/17
06/30/18
06/30/19

	Period Ending
Index	06/30/14	06/30/15	06/30/16	06/30/17	06/30/18	06/30/19
Southern Missouri Bancorp, Inc.	100.00	107.58	136.47	189.71	232.40	210.53
SNL All Financial Institutions Index	100.00	113.20	102.48	141.10	154.82	159.01
SNL Bank NASDAQ Index	100.00	112.91	107.25	153.34	170.73	155.85
SNL Bank $1B-$5B Index	100.00	109.35	111.97	160.80	183.35	159.41
SNL Midwest Bank Index	100.00	107.96	101.53	143.35	153.06	149.17

Item 6.        Selected Financial Data
(Dollars in thousands)	At June 30,
Financial Condition Data:	2019	2018	2017	2016	2015
Total assets	$2,214,402	$1,886,115	$1,707,712	$1,403,910	$1,300,064
Loans receivable, net	1,846,405	1,563,380	1,397,730	1,135,453	1,053,146
Mortgage-backed securities	110,429	90,176	78,275	71,231	70,054
Cash, interest-bearing deposits
and investment securities	91,475	84,428	97,674	81,270	78,258
Deposits	1,893,695	1,579,902	1,455,597	1,120,693	1,055,242
Borrowings	52,284	82,919	56,849	137,301	92,126
Subordinated debt	15,043	14,945	14,848	14,753	14,658
Stockholder's equity	238,392	200,694	173,083	125,966	132,643

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2019	2018	2017	2016	2015
Interest income	$97,482	$77,174	$61,488	$56,317	$55,301
Interest expense	24,700	14,791	10,366	9,365	8,766

Net interest income	72,782	62,383	51,122	46,952	46,535
Provision for loan losses	2,032	3,047	2,340	2,494	3,185

Net interest income after
provision for loan losses	70,750	59,336	48,782	44,458	43,350

Noninterest income	15,170	13,871	11,084	9,758	8,659
Noninterest expense	49,969	44,475	38,252	32,686	32,285

Income before income taxes	35,951	28,732	21,614	21,530	19,724
Income taxes	7,047	7,803	6,062	6,682	6,056
Net Income	28,904	20,929	15,552	14,848	13,668

Less: effective dividend on preferred stock	---	---	---	85	200
Net income available to common stockholders	$28,904	$20,929	$15,552	$14,763	$13,468
Basic earnings per share available to
common stockholders(2)	$3.14	$2.40	$2.08	$1.99	$1.84
Diluted earnings per share available to
common stockholders(2)	$3.14	$2.39	$2.07	$1.98	$1.79
Dividends per share(2)	$0.52	$0.44	$0.40	$0.36	$0.34

	At June 30,
Other Data:	2019	2018	2017	2016	2015
Number of:
Real Estate Loans	7,695	7,241	6,800	5,554	5,428
Deposit Accounts	91,086	79,762	72,186	60,839	58,927
Full service offices	45	38	39	33	32
Limited service offices	2	3	3	3	3
Loan production offices	---	---	---	---	---

	At or for the year ended June 30,
Key Operating Ratios:	2019	2018	2017	2016	2015
Return on assets (net income
divided by average assets)	1.38%	1.17%	1.05%	1.11%	1.07%

Return on average common equity (net
income available to common stockholders
divided by average common equity)	13.13	11.30	11.70	12.34	12.48

Average equity to average assets	10.49	10.31	8.96	9.40	10.04

Interest rate spread (spread between
weighted average rate on all interest-earning
assets and all interest-bearing liabilities)	3.56	3.62	3.64	3.69	3.81

Net interest margin (net interest income as a
percentage of average interest-earning assets	3.78	3.78	3.74	3.80	3.92

Noninterest expense to average assets	2.38	2.48	2.58	2.45	2.53

Average interest-earning assets to
average interest-bearing liabilities	116.89	117.15	113.13	114.38	115.39

Allowance for loan losses to gross loans(1)	1.07	1.15	1.10	1.20	1.15

Allowance for loan losses to
nonperforming loans(1)	94.72	198.58	481.65	243.66	323.35

Net charge-offs (recoveries) to average
outstanding loans during the period	0.02	0.02	0.05	0.09	0.01

Ratio of nonperforming assets
to total assets(1)	1.12	0.69	0.37	0.64	0.64

Common shareholder dividend payout ratio
(common dividends as a percentage of
earnings available to common shareholders	16.48	18.29	19.14	18.12	18.69

(1)	At end of period.
(2)	All share and per share amounts have been adjusted for the two-for-one common stock split in the form of a 100% common stock dividend paid January 30, 2015.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Southern Missouri Bancorp, Inc., is a Missouri corporation originally organized for the principal purpose of becoming the holding company of Southern Bank. The principal business of Southern Bank consists of attracting deposits from the communities it serves and investing those funds in loans secured by residential and commercial real estate, as well as commercial business and consumer loans. These funds have also been used to purchase investment securities, mortgage-backed securities (MBS), U.S. government and federal agency obligations and other permissible securities.
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
Integral to the methodology for determining the adequacy of the allowance for loan losses is portfolio segmentation and impairment measurement. Under the Company’s methodology, loans are first segmented into 1) those comprising large groups of homogeneous loans which are collectively evaluated for impairment and 2) all other loans which are individually evaluated. Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge-offs are most likely to have a significant impact on operations.
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

FINANCIAL CONDITION
General. The Company experienced balance sheet growth in fiscal 2019, with total assets of $2.2 billion at June 30, 2019, reflecting an increase of $328.3 million, or 17.4%, as compared to June 30, 2018. Asset growth was comprised mainly of increases in loans, available-for-sale (“AFS”) securities, cash equivalents and time deposits, and premises and equipment, and was attributable in large part to the Gideon Acquisition closed in November 2018.
Cash and equivalents. Cash and cash equivalents were $35.4 million at June 30, 2019, an increase of $9.1 million, or 34.5%, as compared to June 30, 2018. Interest-bearing time deposits were $969,000 at June 30, 2019, a decrease of $984,000, or 50.4%, as compared to June 30, 2018.

Investments. Available-for-sale (AFS) securities were $165.5 million at June 30, 2019, an increase of $19.2 million, or 13.1%, as compared to June 30, 2018. The increase was primarily the result of the acquisition an investment portfolio through the Gideon Acquisition, partially offset by sales and maturities in excess of purchases. By category, the Company increased holdings of mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs) issued by government-sponsored entities, along with a small increase in municipal securities, while holdings of government-sponsored agency bonds declined.
Loans. Loans, net of the allowance for loan losses, were $1.8 billion at June 30, 2019, up $283.0 million, or 18.1%, as compared to June 30, 2018. The increase was attributable in large part to the Gideon Acquisition, which included loans recorded at a fair value of $144.3 million at the acquisition date. Inclusive of the Gideon Acquisition, the loan portfolio primarily saw growth in loans secured by commercial real estate, commercial loans, and residential real estate loans. Commercial real estate loans increased due mostly to growth in loans secured by nonresidential properties, accompanied by smaller increases in loans secured by agricultural real estate and unimproved land. The increase in commercial loan balances was attributable primarily to growth in commercial & industrial loan balances, accompanied by smaller increases in agricultural operating and equipment loans. Growth in residential real estate loans was attributable primarily to loans secured by multi-family real estate, accompanied by a smaller increase in loans secured by one- to four-family real estate.
Allowance for Loan Losses. The allowance for loan losses was $19.9 million at June 30, 2019, an increase of $1.7 million, or 9.3%, as compared to June 30, 2018. The allowance represented 1.07% of gross loans receivable at June 30, 2019, as compared to 1.15% of gross loans receivable at June 30, 2018. The decrease in the allowance as a percentage of gross loans receivable was primarily the result of the Gideon Acquisition, in which loans subject to purchase accounting, which the Company carries at fair value instead of establishing an allowance for loan losses, were added to the portfolio during the fiscal year. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2019 and 2018.
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
The following table sets forth the Company’s historical net charge offs as of June 30, 2019:
	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.01%	0.03%
Construction	0.00	0.01
Commercial	0.02	0.01
Consumer loans	0.14	0.19
Commercial loans	0.02	0.10

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2019, these qualitative factors included:
•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and classified loans
•	Concentrations of credit
•	Changes in collateral values

•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:
	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2019	June 30, 2018
Real estate loans:
Residential	0.66%	0.63%
Construction	1.69	1.69
Commercial	1.14	1.27
Consumer loans	1.40	1.41
Commercial loans	1.28	1.32

At June 30, 2019, the amount of our allowance for loan losses attributable to these qualitative factors increased to approximately $17.1 million, as compared to $15.5 million at June 30, 2018, primarily due to the increase in loan balances. The relatively small change in qualitative factors applied was attributable to management’s assessment that risks represented by the qualitative factors continue to modestly decrease.
Premises and Equipment. Premises and equipment increased to $62.7 million, up $7.9 million, or 14.4%, as compared to June 30, 2018. The increase was due to facilities added through the Gideon Acquisition, the purchase of a previously leased facility, and other acquisitions of premises and equipment, partially offset by depreciation.
BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain acquisitions. At June 30, 2019, the cash surrender value of all such policies had increased to $38.3 million, up $790,000, or 2.1%, as compared to June 30, 2018.
Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million and a $1.4 million core deposit intangible, which was amortized over a five-year period using the straight-line method and was fully amortized as of June 30, 2019. The February 2014 acquisition of Citizens State Bankshares, Inc., resulted in a $624,000 core deposit intangible, which was amortized over a five-year period using the straight-line method and was fully amortized as of June 30, 2019. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million and a $3.0 million core deposit intangible, which is being amortized over a six-year period using the straight-line method. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The SMB-Marshfield Acquisition resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The Gideon Acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually.
Deposits. Deposits were $1.9 billion at June 30, 2019, an increase of $313.8 million, or 19.9%, as compared to June 30, 2018. The increase was attributable in large part to the Gideon Acquisition, which included deposits assumed at a fair value of $170.7 million. Inclusive of the Gideon Acquisition, deposit balances saw growth primarily in certificates of deposit, money market deposit accounts, and interest-bearing transaction accounts. Since June 30, 2018, the Company’s public unit deposits increased by $19.2 million, primarily reflecting approximately $18.6 million in public unit deposits assumed in the Gideon Acquisition, and totaled $266.8 million at June 30, 2019. Also since June 30, 2018, brokered certificates of deposit increased by $31.3 million, to total $44.9 million at June 30, 2019, while brokered nonmaturity deposits increased by $8.3 million, to total $8.3 million at June 30, 2019. No brokered funding was assumed in the Gideon Acquisition. The Company utilized brokered funding during the fiscal year in order to provide funding for loan growth, reduce overnight borrowings, and to maintain pricing discipline for retail deposits. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. The average loan-to-deposit ratio for the fourth quarter of fiscal 2019 was 97.6%, as compared to 98.5% for the same period of the prior fiscal year.
Borrowings. FHLB advances were $44.9 million at June 30, 2019, a decrease of $31.7 million, or 41.4%, as compared to June 30, 2018, with the decrease attributable primarily to the Company’s use of brokered funding and sales of AFS securities (primarily those acquired in the Gideon Acquisition), as discussed above. The Company held no overnight advances at June 30, 2019, declining from a balance of $66.6 million at June 30, 2018, while term advances increased to $44.9 million at June 30, 2019, from $10.1 million a year earlier, partially as a result of term advances assumed in the Gideon Acquisition. In June 2017, the Company entered into a revolving, reducing line of credit with a five-year term, providing available credit of $15.0 million. The line of credit bears interest at a floating rate based on LIBOR, and available credit will be reduced by $3.0 million on each anniversary date of the line of credit. At June 30, 2019, the Company had a drawn balance of $3.0 million, and remaining availability of $6.0 million on the line of credit.
Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.6 million at June 30, 2019, as compared to $2.6 million at June 30, 2018. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.2 million at June 30, 2019, as compared to $5.1 million at June 30, 2018.
Stockholders’ Equity. The Company’s stockholders’ equity was $238.4 million at June 30, 2019, an increase of $37.7 million, or 18.8%, as compared to June 30, 2018. The increase was attributable to the retention of net income, the issuance of common shares in the Gideon Acquisition, and a decrease in accumulated other comprehensive loss, which was due to a decrease in market interest rates, partially offset by payment of dividends on common stock and modest repurchase activity totaling 35,351 shares acquired at an average price of $31.58 per share.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2019 AND 2018
Net Income. The Company’s net income available to common stockholders for the fiscal year ended June 30, 2019, was $28.9 million, an increase of $8.0 million, or 38.1%, as compared to the prior fiscal year.
Net Interest Income. Net interest income for fiscal 2019 was $72.8 million, an increase of $10.4 million, or 16.7%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to a 16.6% increase in the average balance of interest-earning assets, while the net interest margin was unchanged at 3.78%. Average earning asset balance growth was due in part to the mid-fiscal 2019 Gideon Acquisition and the full-year effect of the mid-2018 SMB Marshfield Acquisition. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $765,000 in fiscal 2019, as compared to $1.0 million in fiscal 2018. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Capaha Acquisition was $1.1 million in fiscal 2019, as compared to $1.1 million in fiscal 2018. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the SMB-Marshfield Acquisition was $274,000 in fiscal 2019, as compared to $127,000 in fiscal 2018. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Gideon Acquisition was $808,000 in fiscal 2019, with no comparable contributions in fiscal 2018. In total, these components of net interest income contributed an additional 15 basis points to the net interest margin in fiscal 2019, as compared to a contribution of 14 basis points in fiscal 2018. The Company expects the impact of fair value discount accretion related to most acquisitions to decline in fiscal 2020, though discount accretion recognized over the course of a full fiscal year related to the Gideon Acquisition will partially offset that decrease.

Interest Income. Interest income for fiscal 2019 was $97.5 million, an increase of $20.3 million, or 26.3%, when compared to the prior fiscal year. The increase was due to an increase of $274.7 million, or 16.6%, in the average balance of interest-earning assets, combined with a 39 basis point increase in the average yield earned on interest-earning assets, from 4.67% in fiscal 2018, to 5.06% in fiscal 2019.
Interest income on loans receivable for fiscal 2018 was $92.3 million, an increase of $19.2 million, or 26.3%, when compared to the prior fiscal year. The increase was due to a $251.4 million increase in the average balance of loans receivable, combined with a 39 basis point increase in the average yield earned on loans receivable. The increase in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing as market interest rates increased during the largest part of fiscal 2019 as compared to recent fiscal years, as well as an increase in the accretion of fair value discount on loans attributable to the Peoples, Capaha, SMB-Marshfield, and Gideon acquisitions, which increased to $3.0 million in fiscal 2019, as compared to $2.2 million in fiscal 2018.
Interest income on the investment portfolio and other interest-earning assets was $5.2 million for fiscal 2019, an increase of $1.1 million, or 27.2%, when compared to the prior fiscal year. The increase was due to a $23.2 million increase in the average balance of these assets, combined with a 28 basis point increase in the average yield earned on these assets.
Interest Expense. Interest expense was $24.7 million for fiscal 2019, an increase of $9.9 million, or 67.0%, when compared to the prior fiscal year. The increase was due to a 45 basis point increase in the average rate paid on interest-bearing liabilities, from 1.05% in fiscal 2018 to 1.50% in fiscal 2019, combined with the $238.2 million increase in the average balance of interest-bearing liabilities.
Interest expense on deposits was $21.2 million for fiscal 2019, an increase of $8.4 million, or 65.4%, when compared to the prior fiscal year. The increase was due primarily to a 42 basis point increase in the average rate paid on interest-bearing deposits, combined with the $203.4 million increase in the average balance of those deposits.
Interest expense on FHLB advances was $2.4 million for fiscal 2019, an increase of $1.3 million, or 128.3%, when compared to the prior fiscal year. The increase was due to a $35.8 million increase in the average balance of FHLB advances, combined with a 73 basis point increase in the average rate paid on those advances. The increase in the average rate paid was attributable primarily to market increases in borrowing rates available on average during the fiscal year, as compared to the prior year.
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
The provision for loan losses was $2.0 million for fiscal 2019, a decrease of $1.0 million, or 33.3%, as compared to the prior fiscal year. The decrease in provision was attributed primarily to continued low levels of net charge offs and a stable outlook regarding the credit quality of the Company’s legacy loan portfolio. In fiscal 2019, net charge offs were $343,000, as compared to $371,000 for the prior fiscal year. At June 30, 2019, classified loans totaled $28.3 million, or 1.51% of gross loans, as compared to $14.2 million, or 0.90% of gross loans, at June 30, 2018, with the increase primarily the result of the Gideon Acquisition, which included classified loans carried at a fair value of $13.5 million at June 30, 2019. Classified loans were comprised primarily of commercial real estate, residential real estate, and commercial operating loans. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.
The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. While management believes the allowance for loan losses at June 30, 2019, is adequate to cover all losses inherent in the portfolio, there can be no assurance that, in the future, increases in the allowance will not be necessary, or that actual losses will not exceed the allowance.

Noninterest Income. Noninterest income was $15.2 million for fiscal 2019, an increase of $1.3 million, or 9.4%, when compared to the prior fiscal year. The increase was attributable in part to the mid-fiscal 2019 Gideon Acquisition and the mid-fiscal 2018 SMB-Marshfield Acquisition, and consisted of higher bank card interchange income, deposit account service charges, and earnings on bank owned life insurance (BOLI), which increased in part due to a $346,000 nonrecurring benefit. These increases were partially offset by lower loan servicing fees, loan origination and other loan fees, and gains on the sale of available-for-sale securities.
Noninterest Expense. Noninterest expense was $50.0 million for fiscal 2019, an increase of $5.5 million, or 12.4%, when compared to the prior fiscal year. The increase in noninterest expense was attributable in part to the mid-fiscal 2019 Gideon Acquisition and the mid-fiscal 2018 SMB-Marshfield Acquisition, and resulted primarily from higher compensation expense, occupancy expense, bank card network expense, amortization of core deposit intangibles, deposit insurance premiums, and other operating expenses, including expenses related to and losses on the disposition of foreclosed real estate, provision for off-balance sheet credit exposure, and expenses to provide rewards checking products and electronic banking services. These increases were partially offset by decreases in legal and professional fees, as the Company incurred less legal expense related to acquisition activity during the period. In total, fiscal 2019 results included $829,000 in merger-related charges, as compared to $925,000 in comparable expenses for the prior fiscal year.
Provision for Income Taxes. The Company recorded an income tax provision of $7.0 million for fiscal 2019, a decrease of $756,000, or 9.7%, as compared to the prior fiscal year, as the Company realized a decline in its effective tax rate, to 19.6% for fiscal 2019, as compared to 27.2% for fiscal 2018, partially offset by increased earnings before tax. The lower effective tax rate was attributable primarily to the December 2017 enactment of a reduction in the federal corporate income tax rate, the benefits of which were not fully realized by the Company until the tax and fiscal year beginning July 1, 2018, at which point the annual effective federal corporate income tax rate to which the Company was administratively subject declined from 28.1% to 21.0%. Additionally, the December 2017 enactment of the reduction in the federal corporate income tax rate required a revaluation of the Company’s deferred tax asset, which was recognized through income tax provision during the fiscal year ended June 30, 2018, and which offset much of the impact of the reduction, from 35% to 28.1%, in the annual effective federal income tax rate to which the Company was subject for that fiscal year.
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
The provision for loan losses was $3.0 million for fiscal 2018, an increase of $707,000, or 30.2%, as compared to the prior fiscal year. The increase in provision was attributed primarily to stronger organic loan growth. The provision also increased, in part, due to an increase in nonperforming loans. In fiscal 2018, net charge offs were $371,000, as compared to $593,000 for the prior fiscal year. At June 30, 2018, classified loans totaled $14.2 million, or 0.90% of gross loans, as compared to $13.3 million, or 0.94% of gross loans, at June 30, 2017. Classified loans were comprised primarily of commercial real estate, residential real estate, and commercial operating loans. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.
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
Noninterest Expense. Noninterest expense was $44.5 million for fiscal 2018, an increase of $6.2 million, or 16.3%, when compared to the prior fiscal year. The increase in noninterest expense was attributable primarily to increased compensation expense, occupancy expense, amortization of core deposit intangibles, and bank card network expense, partially offset by inclusion in the prior period’s results of charges to recognize the impairment of fixed assets and expenses attributable to the prepayment of FHLB advances. Fiscal 2018 results included $925,000 in merger-related charges, as compared to $710,000 in comparable expenses for the prior fiscal year.

Provision for Income Taxes. The Company recorded an income tax provision of $7.8 million for fiscal 2018, an increase of $1.7 million, or 28.7%, as compared to the prior fiscal year, as the Company saw increased earnings before tax, but the effective tax rate for fiscal 2018 was lower, at 27.2%, as compared to 28.0% for fiscal 2017. The decrease in the effective tax rate was attributable primarily to the December 2017 enactment of a reduction in the federal corporate income tax (FCIT) rate, partially offset by the required revaluation of the Company’s deferred tax asset (DTA), which increased our provision for income taxes by approximately $1.1 million, and our effective tax rate by approximately 3.9 percentage points. Due to the Company’s fiscal and tax year end of June 30, it did not achieve the full benefit of the reduced FCIT rate in fiscal 2018, but utilized a statutory tax rate that approximates the mid-point of the old FCIT rate of 35% and the new FCIT rate of 21%.
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
Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2019, the Bank had outstanding commitments to extend credit of $317.4 million (including $224.6 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $42.6 million at rates ranging from 3.35% to 15.00%, with a weighted-average rate of 5.43%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.
For the fiscal year ended June 30, 2019, Southern Missouri increased deposits and securities sold under agreements to repurchase, by $313.8 million, and $1.1 million, respectively, and reduced FHLB advances by $31.7 million.  During the prior fiscal year, Southern Missouri increased deposits and FHLB advances by $124.3 million and $33.0 million, respectively, and reduced securities sold under agreements to repurchase by $6.9 million. At June 30, 2019, the Bank had pledged $754.4 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $365.5 million, of which $45.3 million was advanced, while none was utilized for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $246.9 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve’s discount window for available credit of approximately $181.7 million, as of June 30, 2019, none of which was advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its multi-family residential real estate, home equity, or commercial business loans. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $975.9 million as most recently reported by the FHLB on June 30, 2019, which means that an amount up to $930.5 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.
Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.
At June 30, 2019, the Bank had $467.7 million in CDs maturing within one year and $1.2 billion in other deposits and securities sold under agreements to repurchase without a specified maturity, as compared to the prior year of $311.4 million in CDs maturing within one year and $1.0 billion in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also at June 30, 2019, the Bank had no overnight advances from the FHLB, $2.9 million in term FHLB advances maturing within one year, and $42.0 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, none of which was eligible for early redemption by the lender within one year.

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
At June 30, 2019, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $226.0 million, $247.2 million and $226.0 million, respectively. The Bank’s tier 1 capital represented 10.38% of total adjusted assets and 11.71% of total risk-weighted assets, while total risk-based capital was 12.81% of total risk-weighted assets, and tangible common equity capital was 11.71% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5%.
At June 30, 2019, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $235.8 million, $257.0 million and $220.7 million, respectively. The Company’s tier 1 capital represented 10.81% of total adjusted assets and 12.13% of total risk-weighted assets, while total risk-based capital was 13.22% of total risk-weighted assets, and tangible common equity capital was 11.35% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%.
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
The table also presents information with respect to the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities, or interest rate spread, which financial institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s net interest income is its net yield (or net interest margin) on interest-earning assets, which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

	Years Ended June 30,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans (1)	$1,346,952	$69,911	5.19%	$1,183,961	$57,294	4.84%	$975,670	$45,998	4.71%
Other loans (1)	394,625	22,417	5.68	306,169	15,828	5.17	246,335	11,990	4.87
Total net loans	1,741,577	92,328	5.30	1,490,130	73,122	4.91	1,222,005	57,988	4.75
Mortgage-backed securities	102,500	2,704	2.64	81,326	1,817	2.23	72,205	1,496	2.07
Investment securities (2)	77,305	2,323	3.01	76,077	2,166	2.85	67,472	1,975	2.93
Other interest-earning assets	4,209	127	3.02	3,378	69	2.02	3,427	29	0.83
TOTAL INTEREST-
EARNING ASSETS (1)	1,925,591	97,482	5.06	1,650,911	77,174	4.67	1,365,109	61,488	4.50
Other noninterest-earning assets (3)	172,440	---	---	144,838	---	---	118,809	---	---
TOTAL ASSETS	$2,098,031	97,482	---	$1,795,749	77,174	---	$1,483,918	61,488	---
Interest-bearing liabilities:
Savings accounts	$161,379	1,179	0.73	$149,252	756	0.51	$121,734	413	0.34
NOW accounts	585,077	5,920	1.01	536,510	4,421	0.82	428,201	3,094	0.72
Money market accounts	155,263	2,146	1.38	114,393	804	0.70	85,285	313	0.37
Certificates of deposit	631,110	11,963	1.90	529,238	6,844	1.29	438,011	4,652	1.06
TOTAL INTEREST-
BEARING DEPOSITS	1,532,829	21,208	1.38	1,329,393	12,825	0.96	1,073,231	8,472	0.79
Borrowings:
Securities sold under
agreements to repurchase	3,988	36	0.90	5,373	37	0.70	22,198	95	0.43
FHLB advances	92,371	2,377	2.57	56,593	1,041	1.84	96,065	1,138	1.18
Note payable	3,329	158	4.88	3,000	121	4.02	363	13	3.67
Junior subordinated debt	14,994	921	6.14	14,897	767	5.15	14,800	648	4.37
TOTAL INTEREST-
BEARING LIABILITIES	1,647,421	24,700	1.50	1,409,256	14,791	1.05	1,206,657	10,366	0.86
Noninterest-bearing
demand deposits	220,368	---	---	193,178	---	---	138,881	---	---
Other liabilities	10,128	---	---	8,152	---	---	5,408	---	---
TOTAL LIABILITIES	1,877,917	24,700	---	1,610,586	14,491	---	1,350,946	10,366	---
Stockholders’ equity	220,114	---	---	185,163	---	---	132,972	---	---
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,098,031	24,700	---	$1,795,749	14,791	---	$1,483,918	10,366	---
Net interest income		$72,782			$62,383			$51,122
Interest rate spread (4)			3.56%			3.62%			3.64%
Net interest margin (5)			3.78%			3.78%			3.74%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	116.89%			117.15%			113.13%
_____________________
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID
The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.
	At June 30,	For The Year Ended June 30,
	2019	2019	2018	2017
Weighted-average yield on loan portfolio	5.37%	5.30%	4.91%	4.75%
Weighted-average yield on mortgage-backed securities	2.63	2.64	2.23	2.07
Weighted-average yield on investment securities (1)	2.98	3.01	2.85	2.93
Weighted-average yield on other interest-earning assets	1.81	3.02	2.02	0.83
Weighted-average yield on all interest-earning assets	5.14	5.06	4.67	4.50
Weighted-average rate paid on interest-bearing deposits	1.57	1.38	0.96	0.79
Weighted-average rate paid on securities sold under
agreements to repurchase	0.92	0.90	0.70	0.43
Weighted-average rate paid on FHLB advances	2.42	2.57	1.84	1.18
Weighted-average rate paid on note payable	4.94	4.88	4.02	3.67
Weighted-average rate paid on subordinated debt	5.95	6.14	5.15	4.37
Weighted-average rate paid on all interest-bearing liabilities	1.64	1.50	1.05	0.86
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.50	3.56	3.62	3.64
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.75	3.78	3.78	3.74
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
	Years Ended June 30, 2019 Compared to 2018 Increase (Decrease) Due to				Years Ended June 30, 2018 Compared to 2017 Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$5,721	$12,460	$1,025	$19,206	$1,999	$12,725	$410	$15,134
Mortgage-backed securities	328	473	86	887	119	189	13	321
Investment securities (2)	121	35	1	157	(70)	254	7	191
Other interest-earning deposits	34	17	7	58	41	---	(1)	40
Total net change in income on
interest-earning assets	6,204	12,985	1,119	20,308	2,089	13,168	429	15,686
Interest-bearing liabilities:
Deposits	5,307	2,065	1,011	8,383	1,977	1,943	433	4,353
Securities sold under
agreements to repurchase	11	(10)	(2)	(1)	59	(72)	(45)	(58)
FHLB advances	416	658	262	1,336	633	(466)	(264)	(97)
Note payable	26	10	1	37	1	97	10	108
Subordinated debt	148	5	1	154	115	4	---	119
Total net change in expense on
interest-bearing liabilities	5,908	2,728	1,273	9,909	2,785	1,506	134	4,425
Net change in net interest income	$296	$10,257	$(154)	$10,399	$(696)	$11,662	$295	$11,261
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
The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2019, fixed rate residential loan originations totaled $70.2 million (of which $30.8 million was originated for sale into the secondary market), compared to $60.4 million during the prior year (of which $29.8 million was originated for sale into the secondary market). At June 30, 2019, the fixed-rate residential loan portfolio totaled $169.8 million, with a weighted average maturity of 95 months, compared to $161.2 million with a weighted average maturity of 100 months at June 30, 2018. The Company originated $35.9 million in adjustable rate residential loans during the fiscal year ended June 30, 2019, compared to $35.7 million during the prior fiscal year. At June 30, 2019, fixed rate loans with remaining maturities in excess of 10 years totaled $35.0 million, or 1.9%, of loans receivable, compared to $38.6 million, or 2.5%, of loans receivable, at June 30, 2018. The Company originated $304.2 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2019, compared to $246.1 million during the prior fiscal year. The Company also originated $73.6 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2019, compared to $74.1 million during the prior fiscal year. At June 30, 2019, adjustable-rate home equity lines of credit totaled $43.4 million, compared to $39.3 million as of June 30, 2018. At June 30, 2019, the Company’s weighted average life of its investment portfolio was 3.8 years, compared to 4.3 years at June 30, 2018. At June 30, 2019, CDs with original terms of two years or more totaled $234.6 million, compared to $220.4 million at June 30, 2018.

INTEREST RATE SENSITIVITY ANALYSIS
The following table sets forth as of June 30, 2019 and 2018, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.
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

June 30, 2019
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$173,144	$(44,041)	(20)	8.35	-159
+200 bp	187,179	(30,006)	(14)	8.88	-107
+100 bp	203,703	(13,483)	(6)	9.49	-46
0 bp	217,185	---	---	9.94	---
-100 bp	229,783	12,589	6	10.37	43
-200 bp	251,078	33,893	16	11.19	125
-300 bp	261,720	44,535	21	11.63	169

June 30, 2018
Change in Rates	Net Portfolio			NPV as Percentage of PV of Assets
	Value	Change	% Change	NPV Ratio	Change
	(Dollars in thousands)			(%)	(basis points)
+300 bp	$171,151	$(31,594)	(16)	9.57	-122
+200 bp	182,263	(20,482)	(10)	10.03	-77
+100 bp	193,119	(9,626)	(5)	10.45	-35
0 bp	202,745	---	---	10.80	---
-100 bp	212,684	9,939	5	11.16	36
-200 bp	241,161	38,415	19	12.43	163
-300 bp	268,610	65,865	32	13.64	284

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

Item 8.        Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm
Stockholders, Board of Directors
and Audit Committee
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (“Company”) as of June 30, 2019 and 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2019, expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
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
We have served as the Company’s auditor since 2002.
Decatur, Illinois
September 13, 2019

> CONSOLIDATED BALANCE SHEETS <
JUNE 30, 2019 AND 2018
Southern Missouri Bancorp, Inc.
(dollars in thousands)	2019	2018
Assets
Cash and cash equivalents	$35,400	$26,326
Interest-bearing time deposits	969	1,953
Available for sale securities (Note 2)	165,535	146,325
Stock in FHLB of Des Moines	5,233	5,661
Stock in Federal Reserve Bank of St. Louis	4,350	3,566
Loans receivable, net of allowance for loan losses of $19,903 and $18,214 at June 30, 2019 and June 30, 2018, respectively (Notes 3 and 4)	1,846,405	1,563,380
Accrued interest receivable	10,189	7,992
Premises and equipment, net (Note 5)	62,727	54,832
Bank owned life insurance – cash surrender value	38,337	37,547
Goodwill	14,089	13,078
Other intangible assets, net	9,239	6,918
Prepaid expenses and other assets	21,929	18,537
TOTAL ASSETS	$2,214,402	$1,886,115

Liabilities and Stockholders' Equity
Deposits (Note 6)	$1,893,695	$1,579,902
Securities sold under agreements to repurchase (Note 7)	4,376	3,267
Advances from FHLB of Des Moines (Note 8)	44,908	76,652
Note payable (Note 9)	3,000	3,000
Accounts payable and other liabilities	12,889	6,449
Accrued interest payable	2,099	1,206
Subordinated debt (Note 10)	15,043	14,945
TOTAL LIABILITIES	1,976,010	1,685,421

Commitments and contingencies (Note 15)

Common stock, $.01 par value; 25,000,000 and 12,000,000 shares authorized; 9,324,659 and 8,996,584 shares issued, respectively, at June 30, 2019 and June 30, 2018	93	90
Additional paid-in capital	94,541	83,413
Retained earnings	143,677	119,536
Treasury stock of 35,351 and 0 shares at June 30, 2019 and June 30, 2018, respectively, at cost	(1,166)	-
Accumulated other comprehensive income (loss)	1,247	(2,345)
TOTAL STOCKHOLDERS' EQUITY	238,392	200,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,214,402	$1,886,115

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <
YEARS ENDED JUNE 30, 2019, 2018 AND 2017
Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2019	2018	2017
Interest Income:
Loans	$92,328	$73,122	$57,988
Investment securities	2,323	2,166	1,975
Mortgage-backed securities	2,704	1,817	1,496
Other interest-earning assets	127	69	29
TOTAL INTEREST INCOME	97,482	77,174	61,488
Interest Expense:
Deposits	21,208	12,825	8,472
Securities sold under agreements to repurchase	36	37	95
Advances from FHLB of Des Moines	2,377	1,041	1,138
Note payable	158	121	13
Subordinated debt	921	767	648
TOTAL INTEREST EXPENSE	24,700	14,791	10,366
NET INTEREST INCOME	72,782	62,383	51,122
Provision for loan losses (Note 3)	2,032	3,047	2,340
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	70,750	59,336	48,782
Noninterest income:
Deposit account charges and related fees	5,005	4,584	3,824
Bank card interchange income	4,658	3,775	2,864
Loan late charges	463	432	432
Loan servicing fees	376	801	397
Other loan fees	1,360	1,467	1,146
Net realized gains on sale of loans	771	804	840
Net realized gains on sale of AFS securities	244	334	-
Earnings on bank owned life insurance	1,329	947	1,135
Other income	964	727	446
TOTAL NONINTEREST INCOME	15,170	13,871	11,084
Noninterest expense:
Compensation and benefits	26,379	23,302	19,406
Occupancy and equipment, net	10,625	9,763	8,418
Deposit insurance premiums	661	517	681
Legal and professional fees	965	1,178	1,233
Advertising	1,161	1,197	1,102
Postage and office supplies	772	729	561
Intangible amortization	1,672	1,457	911
Bank card network fees	2,120	1,580	1,150
Other operating expense	5,614	4,752	4,790
TOTAL NONINTEREST EXPENSE	49,969	44,475	38,252
INCOME BEFORE INCOME TAXES	35,951	28,732	21,614
Income Taxes (Note 11)
Current	6,972	8,333	4,899
Deferred	75	(530)	1,163
	7,047	7,803	6,062
NET INCOME	$28,904	$20,929	$15,552

Basic earnings per share available to common stockholders	$3.14	$2.40	$2.08
Diluted earnings per share available to common stockholders	$3.14	$2.39	$2.07
Dividends paid	$0.52	$0.44	$0.40

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <
YEARS ENDED JUNE 30, 2019, 2018 AND 2017
Southern Missouri Bancorp, Inc.

	2019	2018	2017
(dollars in thousands)
NET INCOME	$28,904	$20,929	$15,552
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	4,940	(3,314)	(1,879)
Less: reclassification adjustment for realized gains included in net income	244	334	-
Unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	-	(213)	57
Defined benefit pension plan net (loss) gain	(10)	(44)	13
Tax (expense) benefit	(1,094)	1,033	674
Total other comprehensive income (loss)	3,592	(2,872)	(1,135)
COMPREHENSIVE INCOME	$32,496	$18,057	$14,417

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY < YEARS ENDED JUNE 30, 2019, 2018 AND 2017 Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2016	$74	$34,432	$89,798	$-	$1,662	$125,966

Net income			15,552			15,552
Change in unrealized gain on available for sale securities					(1,148)	(1,148)
Defined benefit pension plan net loss					13	13
Dividends paid on common stock ($.40 per share )			(2,981)			(2,981)
Stock option expense		11				11
Stock grant expense		274				274
Tax benefit of stock grants		225				225
Exercise of stock options		61				61
Common stock issued	12	35,098				35,110
BALANCE AS OF JUNE 30, 2017	$86	$70,101	$102,369	$-	$527	$173,083

Net income			20,929			20,929
Change in unrealized gain on available for sale securities			65		(2,828)	(2,763)
Defined benefit pension plan net loss					(44)	(44)
Dividends paid on common stock ($.44 per share )			(3,827)			(3,827)
Stock option expense		22				22
Stock grant expense		171				171
Exercise of stock options		172				172
Common stock issued	4	12,947				12,951
BALANCE AS OF JUNE 30, 2018	$90	$83,413	$119,536	$-	$(2,345)	$200,694

Net income			28,904			28,904
Change in unrealized gain on available for sale securities					3,602	3,602
Defined benefit pension plan net loss					(10)	(10)
Dividends paid on common stock ($.52 per share )			(4,763)			(4,763)
Stock option expense		51				51
Stock grant expense		323				323
Common stock issued	3	10,754				10,757
Treasury stock purchased				(1,166)		(1,166)
BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS < YEARS ENDED JUNE 30, 2019, 2018 AND 2017 Southern Missouri Bancorp, Inc.

(dollars in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
NET INCOME	$28,904	$20,929	$15,552
Items not requiring (providing) cash:
Depreciation	3,402	3,119	2,982
(Gain) loss on disposal of fixed assets	29	(206)	332
Stock option and stock grant expense	374	230	510
(Gain) loss on sale/write-down of REO	267	(45)	324
Amortization of intangible assets	1,672	1,457	911
Amortization of purchase accounting adjustments	(2,886)	(1,694)	(1,116)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,329)	(947)	(1,135)
Provision for loan losses	2,032	3,047	2,340
Gains realized on sale of AFS securities	(244)	(334)	-
Net amortization of premiums and discounts on securities	846	994	1,034
Originations of loans held for sale	(30,768)	(29,749)	(33,059)
Proceeds from sales of loans held for sale	30,633	29,410	33,656
Gain on sales of loans held for sale	(771)	(804)	(840)
Changes in:
Accrued interest receivable	(459)	(797)	(314)
Prepaid expenses and other assets	56	7,852	2,717
Accounts payable and other liabilities	5,973	(309)	622
Deferred income taxes	75	(1,774)	964
Accrued interest payable	795	265	138
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,601	30,644	25,618

Cash flows from investing activities:
Net increase in loans	(139,056)	(99,510)	(112,372)
Net change in interest-bearing deposits	983	249	723
Proceeds from maturities of available for sale securities	29,971	24,981	22,544
Proceeds from sales of available for sale securities	40,985	18,198	-
Net redemptions (purchases) of Federal Home Loan Bank stock	1,489	(1,756)	2,462
Net purchases of Federal Reserve Bank of St. Louis stock	(785)	(1,209)	(14)
Purchases of available-for-sale securities	(31,207)	(44,051)	(31,490)
Purchases of premises and equipment	(7,696)	(2,138)	(3,034)
Net cash paid for acquisition	(8,377)	(1,501)	(1,736)
Investments in state & federal tax credits	(2,192)	(5,086)	(1,897)
Proceeds from sale of fixed assets	32	1,970	15
Proceeds from sale of foreclosed assets	2,317	1,374	835
Proceeds from BOLI claim	544	-	848
NET CASH USED IN INVESTING ACTIVITIES	(112,992)	(108,479)	(123,116)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	40,664	82,567	115,340
Net increase (decrease) in certificates of deposits	102,551	(26,392)	52,939
Net increase (decrease) in securities sold under agreements to repurchase	1,109	(6,945)	(16,873)
Proceeds from Federal Home Loan Bank advances	591,500	1,518,930	1,350,565
Repayments of Federal Home Loan Bank advances	(642,030)	(1,491,130)	(1,416,815)
Proceeds from issuance of long term debt	-	-	15,000
Repayments of long term debt	(4,400)	-	(15,650)
Common stock issued	-	-	24,144
Exercise of stock options	-	172	61
Purchase of treasury stock	(1,166)	-	-
Dividends paid on common stock	(4,763)	(3,827)	(2,981)
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,465	73,375	105,730

Increase (decrease) in cash and cash equivalents	9,074	(4,460)	8,232
Cash and cash equivalents at beginning of period	26,326	30,786	22,554
Cash and cash equivalents at end of period	$35,400	$26,326	$30,786

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <
YEARS ENDED JUNE 30, 2019, 2018 AND 2017
Southern Missouri Bancorp, Inc.

(dollars in thousands)	2019	2018	2017
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$2,134	$1,905	$890
Conversion of foreclosed real estate to loans	51	112	128
Conversion of loans to repossessed assets	66	54	130
The Company purchased all of the capital stock of Gideon for $22,028 on November 21, 2018.
The Company purchased all of the capital stock of Bancshares for $16,815 on February 23, 2018.
The Company purchased all of the capital stock of Tammcorp for $22,074 on June 16, 2017.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	216,772	90,992	193,297
Less: common stock issued	10,757	12,955	10,965
Cash paid for the capital stock	11,271	3,860	11,109
Liabilities assumed	194,744	74,177	171,223

Cash paid during the period for:
Interest (net of interest credited)	$4,325	$3,021	$3,132
Income taxes	2,856	1,589	3,132

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT.  At June 30, 2019, assets of the REIT were approximately $650 million, and consisted primarily of loan participations acquired from the Bank.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, and estimated fair values of purchased loans.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.9 million and $3.4 million at June 30, 2019 and 2018, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.  As a result of this guidance, the Company’s consolidated balance sheet for the dates presented reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Federal Reserve Bank and Federal Home Loan Bank Stock. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) systems. Capital stock of the Federal Reserve and the FHLB is a required investment based upon a predetermined formula and is carried at cost.

Loans. Loans are generally stated at unpaid principal balances, less the allowance for loan losses, any net deferred loan origination fees, and unamortized premiums or discounts on purchased loans.

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

Intangible Assets. The Company’s intangible assets at June 30, 2019 included gross core deposit intangibles of $14.7 million with $6.9 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.4 million. At June 30, 2018, the Company’s intangible assets included gross core deposit intangibles of $10.6 million with $5.2 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.5 million.   The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.8 million in fiscal 2020, $1.3 million in fiscal 2021, $1.3 million in fiscal 2022, $1.3 million in fiscal 2023, $1.3 million in fiscal 2024, and $963,000 thereafter.

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  As of June 30, 2019 and 2018, there was no impairment indicated.

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

Earnings Per Share. Basic earnings per share available to common stockholders is computed using the weighted-average number of common shares outstanding. Diluted earnings per share available to common stockholders includes the effect of all weighted-average dilutive potential common shares (stock options) outstanding during each year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. The Company formed a working group of key personnel responsible for the allowance for loan losses estimate and initiated its evaluation of the data and systems requirements of adoption of the Update.  The group determined that purchasing third party software would be the most effective method to comply with the requirements, evaluated several outside vendors, and made a vendor recommendation that was approved by the Board.  Model validation and data testing using existing ALLL methodology have been completed. Parallel testing of the new methodology compared to the current methodology will be performed throughout fiscal year 2020 and the Company continues to evaluate the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, which for the Company will be the three-month period ending September 30, 2020, but cannot yet determine the overall impact of the new guidance on the Company’s consolidated financial statements, or the exact amount of any such one-time adjustment.

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The Update was effective for the Company July 1, 2019.   Adoption of the standard allows the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at June 30, 2019, which included four leased properties and numerous office equipment leases, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurs at the time of adoption.  In the first quarter of 2020, the Company recognized a lease liability and a corresponding right-of-use asset for all leases of approximately $500,000 based on our current leases.  Subsequent to June 30, 2019, the Company’s new leases, lease terminations, and lease modifications and renewals will impact the amount of lease liability and corresponding right-of-use asset recognized.  The Company’s leases are all currently “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense is anticipated.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify two aspects of Topic 606- performance obligations and the licensing implementation guidance.  Neither of the two updates changed the core principle of the guidance in Topic 606.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), to provide narrow-scope improvements and practical expedients to ASU 2015-14.   ASU 2014-09 became effective for the Company in the first quarter of fiscal 2019 and continues to have no material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606.

NOTE 2: Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:
	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$7,284	$1	$(15)	$7,270
Obligations of states and political subdivisions	42,123	728	(68)	42,783
Other securities	5,176	75	(198)	5,053
TOTAL DEBT AND EQUITY SECURITIES	54,583	804	(281)	55,106

Mortgage-backed securities:
FHLMC certificates	16,373	64	(65)	16,372
GNMA certificates	35	-	-	35
FNMA certificates	34,943	610	(95)	35,458
CMOs issues by government agencies	57,946	775	(157)	58,564
TOTAL MORTGAGE-BACKED SECURITIES	109,297	1,449	(317)	110,429
TOTAL	$163,880	$2,253	$(598)	$165,535

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$9,513	$-	$(128)	$9,385
Obligations of states and political subdivisions	41,862	230	(480)	41,612
Other securites	5,284	61	(193)	5,152
TOTAL DEBT AND EQUITY SECURITIES	56,659	291	(801)	56,149

Mortgage-backed securities:
FHLMC certificates	16,598	1	(486)	16,113
GNMA certificates	38	-	-	38
FNMA certificates	25,800	-	(738)	25,062
CMOs issues by government agencies	50,272	-	(1,309)	48,963
TOTAL MORTGAGE-BACKED SECURITIES	92,708	1	(2,533)	90,176
TOTAL	$149,367	$292	$(3,334)	$146,325

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$6,777	$6,777
After one year but less than five years	10,189	10,237
After five years but less than ten years	19,658	19,930
After ten years	17,959	18,162
Total investment securities	54,583	55,106
Mortgage-backed securities	109,297	110,429
Total investments and mortgage-backed securities	$163,880	$165,535

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $143.7 million and $124.2 million at June 30, 2019 and 2018, respectively.  The securities pledged consist of marketable securities, including $5.6 million and $8.4 million of U.S. Government and Federal Agency Obligations, $47.3 million and $39.8 million of Mortgage-Backed Securities, $55.7 million and $41.5 million of Collateralized Mortgage Obligations, $34.9 million and $34.2 million of State and Political Subdivisions Obligations, and $300,000 and $300,000 of Other Securities at June 30, 2019 and 2018, respectively.

Gains of $265,450 and losses of $21,576 were recognized from sales of available-for-sale securities in 2019.  Gains of $491,500 and losses of $157,105 were recognized from sales of available-for-sale securities in 2018.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2019, was $51.8 million, which is approximately 31.3% of the Company’s available for sale investment portfolio, as compared to $124.9 million or approximately 85.4% of the Company’s available for sale investment portfolio at June 30, 2018.   Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and 2018.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$6,969	$15	$6,969	$15
Obligations of state and political subdivisions	-	-	8,531	68	8,531	68
Other securities	-	-	985	198	985	198
Mortgage-backed securities	1,175	1	34,148	316	35,323	317
Total investments and mortgage-backed securities	$1,175	$1	$50,633	$597	$51,808	$598

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$5,957	$58	$3,427	$70	$9,384	$128
Obligations of state and political subdivisions	14,861	224	8,526	256	23,387	480
Other securities	982	10	1,109	183	2,091	193
Mortgage-backed securities	65,863	1,513	24,187	1,020	90,050	2,533
Total investments and mortgage-backed securities	$87,663	$1,805	$37,249	$1,529	$124,912	$3,334

The unrealized losses on the Company’s investments in U.S. government-sponsored enterprises, mortgage-backed securities, and obligations of state and political subdivisions were caused by increases in market interest rates.  The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Other securities.  At June 30, 2019, there were two pooled trust preferred securities with an estimated fair value of $779,000 and unrealized losses of $193,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The June 30, 2019, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.4 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

The Company does not believe any other individual unrealized loss as of June 30, 2019, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the OTTI is identified.

Credit losses recognized on investments. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The following table provides information about the trust preferred security for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2019 and 2018.

	Accumulated Credit Losses
	Twelve-Month Period Ended
(dollars in thousands)	June 30,
	2019	2018
Credit losses on debt securities held
Beginning of period	$-	$340
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	(333)
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously-recognized OTTI losses	-	-
Reductions due to increases in expected cash flows	-	(7)
End of period	$-	$-

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2019	June 30, 2018
Real Estate Loans:
Residential	$491,992	$450,919
Construction	123,287	112,718
Commercial	840,777	704,647
Consumer loans	97,534	78,571
Commercial loans	355,874	281,272
	1,909,464	1,628,127
Loans in process	(43,153)	(46,533)
Deferred loan fees, net	(3)	-
Allowance for loan losses	(19,903)	(18,214)
Total loans	$1,846,405	$1,563,380

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within our primary market area.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including land (improved, unimproved, and farmland), strip shopping centers, retail establishments and other businesses.  These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area.  Approximately $301.7 million of our $840.1 million in commercial real estate loans are secured by properties located outside our primary lending area.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At June 30, 2019, construction loans outstanding included 59 loans, totaling $27.2 million, for which a modification had been agreed to. At June 30, 2018, construction loans outstanding included 72 loans, totaling $12.5 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2019 and 2018, and activity in the allowance for loan losses for the fiscal years ended June 30, 2019, 2018, and 2017.

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2019	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	487	268	765	231	281	2,032
Losses charged off	(30)	-	(164)	(103)	(92)	(389)
Recoveries	23	-	5	16	2	46
Balance, end of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$490,307	$78,826	$821,415	$97,534	$349,681	$1,837,763
Ending Balance: loans acquired with deteriorated credit quality	$1,685	$1,308	$19,362	$-	$6,193	$28,548

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2018	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	184	142	1,779	251	691	3,047
Losses charged off	(190)	(9)	(56)	(129)	(22)	(406)
Recoveries	2	-	2	23	8	35
Balance, end of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Ending Balance: individually evaluated for impairment	$-	$-	$399	$-	$351	$750
Ending Balance: collectively evaluated for impairment	$3,226	$1,097	$8,394	$902	$3,845	$17,464
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$660	$-	$580	$1,240
Ending Balance: collectively evaluated for impairment	$447,706	$64,888	$696,377	$78,571	$278,241	$1,565,783
Ending Balance: loans acquired with deteriorated credit quality	$3,213	$1,297	$7,610	$-	$2,451	$14,571

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2017	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,247	$1,091	$5,711	$738	$3,004	$13,791
Provision charged to expense	184	(97)	1,356	76	821	2,340
Losses charged off	(211)	(31)	(19)	(65)	(337)	(663)
Recoveries	10	1	20	8	31	70
Balance, end of period	$3,230	$964	$7,068	$757	$3,519	$15,538

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

Under the Company’s allowance methodology, loans are first segmented into 1) those comprising large groups of homogeneous loans which are collectively evaluated for impairment, and 2) all other loans which are individually evaluated.  Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends.  The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge offs are most likely to have a significant impact on operations.

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2019 and 2018.  These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2019	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$482,869	$80,134	$802,479	$97,012	$341,069
Watch	1,236	-	21,693	170	7,802
Special Mention	103	-	3,463	26	-
Substandard	7,784	-	13,142	291	7,003
Doubtful	-	-	-	35	-
Total	$491,992	$80,134	$840,777	$97,534	$355,874

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2018	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$443,916	$66,160	$691,188	$78,377	$277,568
Watch	1,566	-	7,004	111	374
Special Mention	75	-	926	27	69
Substandard	5,362	25	4,869	56	2,079
Doubtful	-	-	660	-	1,182
Total	$450,919	$66,185	$704,647	$78,571	$281,272

The above amounts include purchased credit impaired loans.  At June 30, 2019, purchased credit impaired loans comprised $6.9 million of credits rated “Pass”; $10.4 million of credits rated “Watch”, none rated “Special Mention”, $11.2 million of credits rated “Substandard” and none rated “Doubtful”.  At June 30, 2018, purchased credit impaired loans comprised $7.8 million of credits rated “Pass”; $3.1 million of credits rated “Watch”, none rated “Special Mention”; $3.7 million of credits rated “Substandard”; and none rated “Doubtful”.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful. In addition, lending relationships of $2 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared by the loan administration department and presented to a loan committee with appropriate lending authority. A sample of lending relationships in excess of $1 million (exclusive of single-family residential real estate loans) are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2019 and 2018.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2019	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$227	$1,054	$1,714	$2,995	$488,997	$491,992	$-
Construction	-	-	-	-	80,134	80,134	-
Commercial	296	1	5,617	5,914	834,863	840,777	-
Consumer loans	128	46	176	350	97,184	97,534	-
Commercial loans	424	25	1,902	2,351	353,523	355,874	-
Total loans	$1,075	$1,126	$9,409	$11,610	$1,854,701	$1,866,311	$-

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2018	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$749	$84	$4,089	$4,922	$445,997	$450,919	$-
Construction	-	-	-	-	66,185	66,185	-
Commercial	1,100	290	1,484	2,874	701,773	704,647	-
Consumer loans	510	33	146	689	77,882	78,571	-
Commercial loans	134	90	707	931	280,341	281,272	-
Total loans	$2,493	$497	$6,426	$9,416	$1,572,178	$1,581,594	$-

At June 30, 2019 there was one purchased credit impaired loan with net fair value of $3.1 million that was greater than 90 days past due.  At June 30, 2018 there were two purchased credit impaired loans with net fair value of $1.1 million that were greater than 90 days past due.

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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2019 and 2018.  These tables include purchased credit impaired loans.  Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.  In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan.  These loans, however, will continue to be reported as impaired loans.  In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2019	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$5,104	$5,341	$-
Construction real estate	1,330	1,419	-
Commercial real estate	26,410	31,717	-
Consumer loans	8	8	-
Commercial loans	6,999	9,187	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$5,104	$5,341	$-
Construction real estate	$1,330	$1,419	$-
Commercial real estate	$26,410	$31,717	$-
Consumer loans	$8	$8	$-
Commercial loans	$6,999	$9,187	$-

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2018	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,820	$4,468	$-
Construction real estate	1,321	1,569	-
Commercial real estate	14,052	15,351	-
Consumer loans	25	25	-
Commercial loans	2,787	3,409	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	660	660	399
Consumer loans	-	-	-
Commercial loans	580	580	351
Total:
Residential real estate	$3,820	$4,468	$-
Construction real estate	$1,321	$1,569	$-
Commercial real estate	$14,712	$16,011	$399
Consumer loans	$25	$25	$-
Commercial loans	$3,367	$3,989	$351

The above amounts include purchased credit impaired loans.  At June 30, 2019, purchased credit impaired loans comprised $28.5 million of impaired loans without a specific valuation allowance.  At June 30, 2018, purchased credit impaired loans comprised $14.6 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,081	$112
Construction Real Estate	1,297	246
Commercial Real Estate	14,547	1,570
Consumer Loans	-	-
Commercial Loans	4,212	926
Total Loans	$22,137	$2,854

	Fiscal 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,358	$219
Construction Real Estate	1,317	165
Commercial Real Estate	9,446	1,163
Consumer Loans	-	-
Commercial Loans	3,152	199
Total Loans	$17,273	$1,746

	Fiscal 2017
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$3,011	$119
Construction Real Estate	1,370	148
Commercial Real Estate	10,044	782
Consumer Loans	-	-
Commercial Loans	1,529	74
Total Loans	$15,954	$1,123
Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2019, 2018, and 2017 was immaterial.

For the fiscal years ended June 30, 2019, 2018, and 2017, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $1.3 million, $683,000, and $392,000, respectively.

The following table presents the Company’s nonaccrual loans at June 30, 2019 and 2018.  Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing TDRs.

	June 30,
(dollars in thousands)	2019	2018
Residential real estate	$6,404	$5,913
Construction real estate	-	25
Commercial real estate	10,876	1,962
Consumer loans	309	209
Commercial loans	3,424	1,063
Total loans	$21,013	$9,172

The above amounts include purchased credit impaired loans.  At June 30, 2019 and 2018, purchased credit impaired loans comprised $4.1 million and $1.1 million of nonaccrual loans, respectively.

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

At June 30, 2019, and June 30, 2018, the Company had $6.5 million and $8.1 million, respectively, of commercial real estate loans, $1.1 million and $800,000, respectively, of residential real estate loans, $5.6 million and $2.8 million, respectively, of commercial loans, and $0 and $14,000, respectively, of consumer loans that were modified in TDRs and impaired.  All loans classified as TDRs at June 30, 2019 and June 30, 2018, were so classified due to interest rate concessions.  During Fiscal 2019 three commercial loans totaling $4.4 million, and three commercial real estate loans totaling $969,000 were modified as TDRs and had payment defaults subsequent to the modification.  When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.

Performing loans classified as TDRs at June 30, 2019 and June 30, 2018 segregated by class, are shown in the table below.  Nonperforming TDRs are shown in nonaccrual loans.

	June 30, 2019		June 30, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	10	$1,130	12	$800
Construction real estate	-	-	-	-
Commercial real estate	20	6,529	13	8,084
Consumer loans	-	-	1	14
Commercial loans	10	5,630	8	2,787
Total	40	$13,289	34	$11,685

We may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2019 and June 30, 2018, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $752,000 and $802,000, respectively. In addition, as of June 30, 2019 and June 30, 2018, we had residential mortgage loans and home equity loans with a carrying value of $493,000 and $331,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2019 and 2018, respectively:

	June 30,
(dollars in thousands)	2019	2018
Beginning Balance	$8,995	$8,320
Additions	7,238	6,543
Repayments	(7,134)	(5,868)
Change in related party	33	-
Ending Balance	$9,132	$8,995

NOTE 4: Accounting for Certain Acquired Loans

During the fiscal years ended June 30, 2011, 2015, 2017, and 2019, the Company acquired certain loans which evidenced deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2019 and June 30, 2018. The amount of these loans is shown below:

	June 30,
(dollars in thousands)	2019	2018
Residential real estate	$1,921	$3,861
Construction real estate	1,397	1,544
Commercial real estate	24,669	8,909
Consumer loans	-	-
Commercial loans	8,381	3,073
Outstanding balance	$36,368	$17,387
Carrying amount, net of fair value adjustment of $7,821 and $2,816 at June 30, 2019 and 2018, respectively	$28,547	$14,571

Accretable yield, or income expected to be collected, is as follows:

	June 30,
(dollars in thousands)	2019	2018	2017
Balance at beginning of period	$589	$609	$656
Additions	102	-	-
Accretion	(1,342)	(683)	(391)
Reclassification from nonaccretable difference	1,075	663	344
Disposals	(204)	-	-
Balance at end of period	$220	$589	$609

During the fiscal years ended June 30, 2019 and 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

NOTE 5:  Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2019	2018
Land	$12,414	$12,152
Buildings and improvements	54,304	46,802
Construction in progress	466	4
Furniture, fixtures, equipment and software	16,514	13,680
Automobiles	107	81
	83,805	72,719
Less accumulated depreciation	21,078	17,887
	$62,727	$54,832

NOTE 6:  Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2019	2018
Non-interest bearing accounts	$218,889	$203,517
NOW accounts	639,219	569,005
Money market deposit accounts	188,355	116,389
Savings accounts	167,973	157,540
TOTAL NON-MATURITY DEPOSITS	1,214,436	1,046,451
Certificates
0.00-.99%	2,447	77,958
1.00-1.99%	221,409	356,172
2.00-2.99%	398,931	98,842
3.00-3.99%	56,310	479
4.00-4.99%	162	-
TOTAL CERTIFICATES	679,259	533,451
TOTAL DEPOSITS	$1,893,695	$1,579,902

The aggregate amount of deposits with a minimum denomination of $250,000 was $519.3 million and $401.7 million at June 30, 2019 and 2018, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2019 to June 30, 2020	$467,676
July 1, 2020 to June 30, 2021	152,980
July 1, 2021 to June 30, 2022	38,045
July 1, 2022 to June 30, 2023	16,625
July 1, 2023 to June 30, 2024	3,933
Thereafter	-
TOTAL	$679,259

Brokered certificates totaled $44.9 million and $13.6 million at June 30, 2019 and 2018, respectively.  Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2019 and 2018 totaled approximately $3.8 million and $2.9 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days.  The carrying value of securities sold under agreement to repurchase amounted to $4.4 million and $3.3 million at June 30, 2019 and 2018, respectively. The securities underlying the agreements consist of marketable securities, including $0 and $1.2 million of U.S. Government and Federal Agency Obligations, and $5.8 million and $3.4 million of Mortgage-Backed Securities at June 30, 2019 and 2018, respectively. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

	June 30,
(dollars in thousands)	2019	2018
Year-end balance	$4,376	$3,267
Average balance during the year	3,988	5,373
Maximum month-end balance during the year	4,703	9,902
Average interest during the year	0.90%	0.70%
Year-end interest rate	0.93%	0.86%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

		June 30,
	Interest	2019	2018
Maturity	Rate	(dollars in thousands)
08/13/18	3.32%	$-	$501
08/14/18	3.98%	-	5,000
10/09/18	3.38%	-	1,503
12/28/18	1.69%	-	249
04/01/19	1.60%	-	249
04/01/19	1.27%	-	248
08/19/19	1.52%	200	396
11/22/19	1.91%	1,741	-
12/30/19	1.92%	249	248
01/14/20	1.76%	249	247
03/31/20	1.49%	248	246
06/10/20	1.26%	247	244
09/09/20	2.02%	4,929	-
11/23/20	2.13%	1,725	-
01/14/21	1.92%	247	245
03/31/21	1.68%	246	243
05/17/21	2.43%	5,000	-
06/10/21	1.42%	244	241
09/07/21	2.81%	9,000	-
09/09/21	2.28%	1,960	-
10/01/21	2.53%	5,000	-
11/16/21	2.43%	5,000	-
03/31/22	1.91%	244	242
03/28/24	2.56%	8,000	-
12/14/26	2.65%	379	-
Overnight	2.03%	-	66,550
	TOTAL	$44,908	$76,652
Weighted-average rate		2.42%	2.18%

Of the advances outstanding at June 30, 2019, none were callable by the FHLB prior to maturity.  In addition to the above advances, the Bank had an available line of credit amounting to $320.1 million and $267.0 million with the FHLB at June 30, 2019 and 2018, respectively, with none being drawn at both period ends.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged.  To secure outstanding advances and the Bank’s line of credit, loans totaling $754.4 million and $706.2 million were pledged to the FHLB at June 30, 2019 and 2018, respectively. The principal maturities of FHLB advances at June 30, 2018, are below:

June 30, 2019
FHLB Advance Maturities	(dollars in thousands)
July 1, 2019 to June 30, 2020	$2,934
July 1, 2020 to June 30, 2021	12,391
July 1, 2021 to June 30, 2022	21,204
July 1, 2022 to June 30, 2023	-
July 1, 2023 to June 30, 2024	8,000
July 1, 2024 to thereafter	379
TOTAL	$44,908

NOTE 9:  Note Payable
In June 2017, the Company entered into a revolving, reducing line of credit with a five-year term, initially providing available credit of $15.0 million. The line of credit bears interest at a floating rate based on LIBOR, which is due and payable monthly, and is secured by the stock of the Bank. Available credit under the line is reduced by $3.0 million on each anniversary date of the line of credit.  The balance outstanding under the line was $3.0 million at June 30, 2019 and 2018, and the total available credit under the line was $9.0 million and $12.0 million, respectively, with remaining available capacity of $6.0 million and $9.0 million, respectively, at June 30, 2019 and 2018.  The proceeds from this line of credit were used, in part, to fund the cash portion of the Tammcorp merger.

NOTE 10:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2019, the current rate was 5.16%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2019, the current rate was 4.86%. The carrying value of the debt securities was approximately $2.6 million at June 30, 2019, and June 30, 2018.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2019, the current rate was 4.21%.  The carrying value of the debt securities was approximately $5.2 million at June 30, 2019, and $5.1 million at June 30, 2018.

NOTE 11:  Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2019, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2019. Total 401(k) expense for fiscal 2019, 2018, and 2017 was $1.3 million, $1.3 million, and $877,000, respectively. At June 30, 2019, 401(k) plan participants held approximately 366,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Management Recognition Plans (MRPs). The Bank adopted an MRP for the benefit of non-employee directors and two MRPs for officers and key employees (who may also be directors) in April 1994. During fiscal 2012, the Bank granted 6,072 MRP shares (split-adjusted) to employees. The shares granted were in the form of restricted stock vested at the rate of 20% of such shares per year. For fiscal 2017, there were 1,214 shares vested; no shares vested in fiscal 2019 or 2018. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, was recognized pro-rata over the five years during which the shares vest. The MRP expense for fiscal 2017 was $13,000; there was no expense attributable to the plan in fiscal 2019 or 2018. At June 30, 2019, there was no unvested compensation expense related to the MRP, and no shares remained available for award.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. During fiscal 2012, the Company awarded 73,928 shares (split-adjusted); during fiscal 2014, the Company awarded 24,000 shares (split-adjusted); during fiscal 2015, the Company awarded 8,000 shares (split-adjusted); during fiscal 2016, the Company awarded 3,750 shares; and during fiscal 2017, the Company awarded 13,125 shares. No awards were made under the plan in fiscal 2019 or 2018. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2019, 2018, and 2017, there were 7,100, 5,400, and 21,200 EIP shares (split-adjusted) vested each year, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. The EIP expense for fiscal 2019, 2018, and 2017 was $141,000, $165,000, and $284,000, respectively. At June 30, 2019, unvested compensation expense related to the EIP was approximately $247,000.

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

As of June 30, 2019, there was $2,000 in remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of stock options outstanding at June 30, 2019, was $457,000, and the aggregate intrinsic value of stock options exercisable at June 30, 2019, was $423,000. During fiscal 2019 no options to purchase shares were exercised. The intrinsic value of options vested in fiscal 2019, 2018, and 2017 was $35,000, $43,000, and $262,000, respectively.

2017 Omnibus Incentive Plan. The Company adopted an equity-based incentive plan in October 2017 (the 2017 Plan). Under the 2017 plan, the Company reserved for issuance 500,000 shares of common stock for awards to employees and directors, against which full value awards (stock-based awards other than stock options and stock appreciation rights) are to be counted on a 2.5-for-1 basis. The 2017 Plan authorized awards to be made to employees, officers, and directors by a committee of outside directors. The committee held the power to set vesting requirements for each award under the 2017 Plan. Under the 2017 Plan, stock awards and shares issued pursuant to exercised options may be issued from either authorized but unissued shares, or treasury shares.

Under the 2017 Plan, options to purchase 31,000 shares have been issued to employees, of which none have been exercised or forfeited, and 31,000 remain outstanding. As of June 30, 2019, there was $234,000 in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. The aggregate intrinsic value of in-the-money stock options outstanding at June 30, 2019, was $8,000, and the no options were exercisable at June 30, 2019, at a strike price in excess of the market price. No in-the-money options were vested in fiscal 2019, and no options vested during fiscal 2018 and 2017.

Full value awards totaling 15,000 and 22,000 shares, respectively, were issued to employees and directors in fiscal 2019 and 2018. All full value awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2019, full value awards of 4,200 shares were vested, while no full value awards vested in fiscal 2018 or 2017. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. Compensation expense for full value awards under the 2017 Plan for fiscal 2019, 2018, and 2017 was $189,000, $60,000, and $0, respectively. At June 30, 2019, unvested compensation expense related to full value awards under the 2017 Plan was approximately $1.0 million.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2019		2018		2017
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$22.18	33,500	$9.35	44,000	$8.74	54,000
Granted	34.35	17,500	37.31	13,500	-	-
Exercised	-	-	7.18	(24,000)	6.08	(10,000)
Forfeited	-	-	-	-	-	-
Outstanding at year-end	$26.35	51,000	$22.18	33,500	$9.35	44,000
Options exercisable at year-end	$14.73	20,700	$10.57	16,000	$8.06	38,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2019 and 2018 (no options were granted in fiscal 2017):

	2019	2018	2017
Assumptions:
Expected dividend yield	1.51%	1.18%	-
Expected volatility	20.39%	20.42%	-
Risk-free interest rate	2.67%	2.54%	-
Weighted-average expected life (years)	10.00	10.00	-
Weighted-average fair value of options granted during the year	$8.78	$10.14	-

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2019:

	Options Outstanding		Options Exercisable
Weighted
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
6.5 mo.	10,000	6.38	10,000	6.38
62.3 mo.	10,000	17.55	8,000	17.55
102.6 mo.	13,500	37.31	2,700	37.31
114.3 mo.	17,500	34.35	-	-

NOTE 12:  Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for tax years ending June 30, 2015 and before.  The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	June 30, 2019	June 30, 2018
Deferred tax assets:
Provision for losses on loans	$4,601	$4,418
Accrued compensation and benefits	692	708
NOL carry forwards acquired	199	273
Minimum Tax Credit	130	130
Unrealized loss on other real estate	134	124
Unrealized loss on available for sale securities	-	730
Purchase accounting adjustments	255	-
Losses and credits from LLC's	1,206	1,003
Total deferred tax assets	7,218	7,386

Deferred tax liabilities:
Purchase accounting adjustments	-	949
Depreciation	1,749	1,475
FHLB stock dividends	120	130
Prepaid expenses	313	98
Unrealized gain on available for sale securities	364	-
Other	61	327
Total deferred tax liabilities	2,607	2,979

Net deferred tax asset	$4,611	$4,407

As of June 30, 2019, the Company had approximately $963,000 and $1.7 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc. and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2019	2018	2017
Tax at statutory rate	$7,550	$8,074	$7,565
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(400)	(441)	(513)
State tax, net of Federal benefit	487	553	215
Cash surrender value of Bank-owned life insurance	(279)	(266)	(397)
Tax credit benefits	(270)	(871)	(367)
Adjustment of deferred tax asset for enacted changes in tax laws	-	1,124	-
Other, net	(41)	(370)	(441)
Actual provision	$7,047	$7,803	$6,062

For the year ended June 30, 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR), compared to 28.1% for the year ended June 30, 2018, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduced the corporate Federal income tax rate for the Company from 35% to 21%, and for the fiscal year ending June 30, 2018, the Company was administratively subject to a 28.1% AETR.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company’s financial statements for the quarter ended December 31, 2017, and for the twelve months ended June 30, 2018.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's June 30, 2018 income tax returns, no significant adjustments related to enactment of the Tax Act were identified.

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

NOTE 13:  Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2019	2018
Net unrealized gain (loss) on securities available-for-sale	$1,655	$(3,041)
Net unrealized gain on securities available-for-sale
securities for which a portion of an other-than-temporary
impairment has been recognized in income	(1)	(1)
Unrealized loss from defined benefit pension plan	(39)	(29)
	1,615	(3,071)
Tax effect	(368)	726
Net of tax amount	$1,247	$(2,345)

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2019 and 2018, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)	2019	2018	Affected Line Item in the Condensed Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$244	$334	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	(10)	(44)	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	234	290
Tax benefit	49	81	Provision for Income Tax
Total reclassification out of AOCI	$185	$209	Net Income

NOTE 14:  Stockholders’ Equity and Regulatory Capital
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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement is has been phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until being fully implemented in January 2019.  The enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of June 30, 2019, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$256,982	13.22%	$155,536	8.00%	n/a	n/a
Southern Bank	247,199	12.81%	154,364	8.00%	192,954	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	235,768	12.13%	116,652	6.00%	n/a	n/a
Southern Bank	225,985	11.71%	115,773	6.00%	154,364	8.00%
Tier I Capital (to Average Assets)
Consolidated	235,768	10.81%	87,231	4.00%	n/a	n/a
Southern Bank	225,985	10.38%	87,077	4.00%	108,846	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	220,725	11.35%	87,489	4.50%	n/a	n/a
Southern Bank	225,985	11.71%	86,829	4.50%	125,420	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$222,133	13.53%	$131,335	8.00%	n/a	n/a
Southern Bank	214,804	13.18%	130,337	8.00%	162,921	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	202,756	12.35%	98,501	6.00%	n/a	n/a
Southern Bank	195,427	12.00%	97,753	6.00%	130,337	8.00%
Tier I Capital (to Average Assets)
Consolidated	202,756	10.97%	73,932	4.00%	n/a	n/a
Southern Bank	195,427	10.60%	73,721	4.00%	92,152	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	188,416	11.48%	73,876	4.50%	n/a	n/a
Southern Bank	195,427	12.00%	73,315	4.50%	105,899	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2019, approximately $29.7 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

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

The Company had total outstanding standby letters of credit amounting to $2.6 million at June 30, 2019, and $2.5 million at June 30, 2018, with terms ranging from 12 to 24 months. At June 30, 2019, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $317.4 million in commitments to extend credit at June 30, 2019, and $266.8 million at June 30, 2018.

At June 30, 2019, total commitments to originate fixed-rate loans with terms in excess of one year were $42.6 million at rates ranging from 3.35% to 15.00%, with a weighted-average rate of 5.43%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois.  Although the Company has a diversified portfolio, loans aggregating $517.3 million at June 30, 2019, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

NOTE 16:  Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2019	2018	2017
Net income	$28,904	$20,929	$15,552

Denominator for basic earnings per share -
Weighted-average shares outstanding	9,193,235	8,734,334	7,483,350
Effect of dilutive securities stock options or awards	10,674	11,188	27,530
Denominator for diluted earnings per share	9,203,909	8,745,522	7,510,880

Basic earnings per share available to common stockholders	$3.14	$2.40	$2.08
Diluted earnings per share available to common stockholders	$3.14	$2.39	$2.07

NOTE 17: Acquisitions

On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”), and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction.  Upon completion of the Merger, each share of Gideon common stock was converted into the right to receive $72.48 in cash, as well as 2.04 shares of Southern Missouri common stock, with cash payable in lieu of fractional Southern Missouri shares (the “Merger Consideration”).  The Company issued an aggregate of 317,225 shares of common stock for the stock portion of the Merger Consideration and paid an aggregate of approximately $11.3 million for the cash portion of the Merger Consideration.  The conversion of data systems took place on December 8, 2018. The Company acquired First Commercial primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2019, the Company incurred $858,000 of third-party acquisition-related costs with $783,000 being included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2019, and $75,000 for the year ended June 30, 2018.

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, our assessment of the ability of the borrower to service the debt, and recent loan-to-value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to $25.5 million of purchased credit impaired loans was not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using individual analysis of each purchased credit impaired loan.

The Company acquired the $154.0 million loan portfolio at an estimated fair value discount of $9.7 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30.

The acquired business contributed revenues of $4.1 million and earnings of $565,000 for the period from November 21, 2018 through June 30, 2019.  The following unaudited pro forma summaries present consolidated information of the Company as if the business combination had occurred on the first day of each period:

	Pro Forma
	Twelve months ended
	June 30,
	2019	2018
Revenue	$90,954	$84,981
Earnings	29,583	22,791

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. (“Bancshares”), and its wholly owned subsidiary, Southern Missouri Bank of Marshfield (“SMB-Marshfield”), in a stock and cash transaction. The conversion of data systems took place on March 17, 2018. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2018, the Company incurred $708,000 of third-party acquisition-related costs with $683,000 being included in noninterest expense in the Company's consolidated statement of income for the year ended June 30, 2018, and $25,000 in the prior year end.  The goodwill of $4.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and SMB-Marshfield. Total goodwill was assigned to the acquisition of the bank holding company.

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

Recurring Measurements.  The following table presents the fair value measurements of assets  recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and 2018:

	Fair Value Measurements at June 30, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant UnobservableInputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$7,270	$-	$7,270	$-
State and political subdivisions	42,783	-	42,783	-
Other securities	5,053	-	5,053	-
Mortgage-backed GSE residential	110,429	-	110,429	-

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Othe Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$9,385	$-	$9,385	$-
State and political subdivisions	41,612	-	41,612	-
Other securities	5,152	-	5,152	-
Mortgage-backed GSE residential	90,176	-	90,176	-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended June 30, 2019.

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

Nonrecurring Measurements.  The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2019 and 2018:

Fair Value Measurements at June 30 , 2019, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$2,430	$-	$-	$2,430

	Fair Value Measurements at June 30, 2018, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans (collateral dependent)	$490	$-	$-	$490
Foreclosed and repossessed assets held for sale	1,467	-	-	1,467

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the years ended June 30, 2019 and 2018:

(dollars in thousands)	2019	2018
Impaired loans (collateral dependent)	$-	$(750)
Foreclosed and repossessed assets held for sale	(353)	(248)
Total losses on assets measured on a non-recurring basis	$(353)	$(998)

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

(dollars in thousands)	Fair value at June 30 , 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,430	Third party appraisal	Marketability discount	5.1% - 77.0%	35.2%

(dollars in thousands)	Fair value at June 30, 2018	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Impaired loans (collateral dependent)	$490	Internal Valuation	Discount to reflect realizable value	n/a
Foreclosed and repossessed assets	$1,467	Third party appraisal	Marketability discount	0.0% - 53.1%	18.2%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2019 and 2018:

	June 30, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,400	$35,400	$-	$-
Interest-bearing time deposits	969	-	969	-
Stock in FHLB	5,233	-	5,233	-
Stock in Federal Reserve Bank of St. Louis	4,350	-	4,350	-
Loans receivable, net	1,846,405	-	-	1,823,040
Accrued interest receivable	10,189	-	10,189	-
Financial liabilities
Deposits	1,893,695	1,214,606	-	678,301
Securities sold under agreements to repurchase	4,376	-	4,376	-
Advances from FHLB	44,908	-	45,547	-
Note payable	3,000	-	-	3,000
Accrued interest payable	2,099	-	2,099	-
Subordinated debt	15,043	-	-	15,267
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2018
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$26,326	$26,326	$-	$-
Interest-bearing time deposits	1,953	-	1,953	-
Stock in FHLB	5,661	-	5,661	-
Stock in Federal Reserve Bank of St. Louis	3,566	-	3,566	-
Loans receivable, net	1,563,380	-	-	1,556,466
Accrued interest receivable	7,992	-	7,992	-
Financial liabilities
Deposits	1,579,902	1,046,491	-	529,297
Securities sold under agreements to repurchase	3,267	-	3,267	-
Advances from FHLB	76,652	66,550	10,110	-
Note payable	3,000	-	-	3,000
Accrued interest payable	1,206	-	1,206	-
Subordinated debt	14,945	-	-	14,382
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents, interest-bearing time deposits, accrued interest receivable, and accrued interest payable are valued at their carrying amounts, which approximates book value.  Stock in FHLB and the Federal Reserve Bank of St. Louis is valued at cost, which approximates fair value.  For June 30, 2019, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums. For June 30, 2018, the fair value of loans was estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. .

The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  Non-maturity deposits and securities sold under agreements are valued at their carrying value, which approximates fair value.  Fair value of advances from the FHLB is estimated by discounting maturities using an estimate of the current market for similar instruments.  The fair value of subordinated debt and notes payable is estimated using rates currently available to the Company for debt with similar terms and maturities.  The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates.  The fair value of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

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

NOTE 20:  Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

(dollars in thousands)	June 30,
Condensed Balance Sheets	2019	2018
Assets
Cash and cash equivalents	$8,149	$8,383
Other assets	13,438	13,434
Investment in common stock of Bank	234,716	197,863
TOTAL ASSETS	$256,303	$219,680

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$2,868	$4,041
Subordinated debt	15,043	14,945
TOTAL LIABILITIES	17,911	18,986
Stockholders' equity	238,392	200,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$256,303	$219,680

		Year ended June 30,
Condensed Statements of Income	(dollars in thousands)	2019	2018	2017
Interest income		$25	$20	$17
Interest expense		1,079	887	661
Net interest expense		(1,054)	(867)	(644)
Dividends from Bank		23,000	6,000	4,000
Operating expenses		827	940	955
Income before income taxes and
equity in undistributed income of the Bank		21,119	4,193	2,401
Income tax benefit		358	437	455
Income before equity in undistributed
income of the Bank		21,477	4,630	2,856
Equity in undistributed income of the Bank		7,427	16,299	12,696
NET INCOME		$28,904	$20,929	$15,552
COMPREHENSIVE INCOME		$32,496	$18,057	$14,417

		Year ended June 30,
Condensed Statements of Cash Flow	(dollars in thousands)	2019	2018	2017
Cash Flows from operating activities:
Net income		$28,904	$20,929	$15,552
Changes in:
Equity in undistributed income of the Bank		(7,427)	(16,299)	(12,696)
Other adjustments, net		(635)	40	412
NET CASH PROVIDED BY OPERATING ACTIVITES		20,842	4,670	3,268

Cash flows from investing activities:
Investments in Bank subsidiaries		(10,747)	(3,488)	(11,062)
NET CASH USED IN INVESTING ACTIVITIES		(10,747)	(3,488)	(11,062)

Cash flows from financing activities:
Dividends on common stock		(4,763)	(3,827)	(2,981)
Exercise of stock options		-	172	61
Payments to acquire treasury stock		(1,166)	-	-
Proceeds from issuance of common stock		-	-	24,144
Proceeds from issuance of long term debt		-	-	15,000
Repayments of long term debt		(4,400)	-	(15,650)
Injection of capital to subsidiary		-	-	(6,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(10,329)	(3,655)	14,574

Net increase (decrease) in cash and cash equivalents		(234)	(2,473)	6,780
Cash and cash equivalents at beginning of year		8,383	10,856	4,076
CASH AND CASH EQUIVALENTS AT END OF YEAR		$8,149	$8,383	$10,856

NOTE 21:  Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2019
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$22,042	$24,207	$25,186	$26,047
Interest expense	4,875	6,139	6,632	7,054

Net interest income	17,167	18,068	18,554	18,993

Provision for loan losses	682	314	491	545
Noninterest income	3,430	4,054	3,946	3,740
Noninterest expense	11,449	12,552	13,190	12,778
Income before income taxes	8,466	9,256	8,819	9,410
Income tax expense	1,666	1,802	1,725	1,854
NET INCOME	$6,800	$7,454	$7,094	$7,556

	June 30, 2018
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$18,411	$19,231	$19,385	$20,147
Interest expense	3,308	3,528	3,710	4,245

Net interest income	15,103	15,703	15,675	15,902

Provision for loan losses	868	642	550	987
Noninterest income	3,271	3,174	3,870	3,556
Noninterest expense	10,755	10,519	11,927	11,274
Income before income taxes	6,751	7,716	7,068	7,197
Income tax expense	1,889	2,546	1,810	1,558
NET INCOME	$4,862	$5,170	$5,258	$5,639

	June 30, 2017
(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$15,105	$15,083	$14,955	$16,345
Interest expense	2,529	2,510	2,523	2,804

Net interest income	12,576	12,573	12,432	13,541

Provision for loan losses	925	656	376	383
Noninterest income	2,575	2,700	2,925	2,884
Noninterest expense	9,159	8,706	9,564	10,823
Income before income taxes	5,067	5,911	5,417	5,219
Income tax expense	1,358	1,735	1,463	1,506
NET INCOME	$3,709	$4,176	$3,954	$3,713

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2019, the Company's internal control over financial reporting was effective based on those criteria.
Date: September 13, 2019	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors
and Audit Committee
Southern Missouri Bancorp, Inc.
Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting
We have audited Southern Missouri Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated September 13, 2019 expressed an unqualified opinion.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
Decatur, Illinois
September 13, 2019

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2019, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.       Other Information
None.
PART III
Item 10.        Directors, Executive Officers, Promoters and Control Persons; Compliance with  Section 16(a) of the Exchange Act and Corporate Governance
Directors
Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Executive Officers,” and is incorporated herein by reference.
Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Black, Schalk, Brooks, Robison, and Tooley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company's Board of Directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2019, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.
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

Item 11.       Executive Compensation
The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
The following table sets forth information as of June 30, 2019, with respect to compensation plans under which shares of common stock may be issued.
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity Compensation Plans Approved By Security Holders	51,000	$26.35	379,000	(1)
Equity Compensation Plans Not Approved By Security Holders	---	---	---

	51,000	$26.35	379,000

(1) ) Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 379,000 shares remaining available for future awards under the plan, as of June 30, 2019, reflects the 500,000 shares originally available under the shares authorization, less awards of 31,000 option shares and 37,500 full value shares (counted on a 2.5-for-1 basis, or 93,750), plus forfeitures of 1,500 full value shares (counted on a 2.5-for-1 basis, or 3,750 shares).

Item 13.       Certain Relationships, Related Transactions, and Director Independence
Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14.       Principal Accountant Fees and Services
Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.       Exhibits and Financial Statement Schedules
(a)(1) Financial Statements:
The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2019 and 2018
Consolidated Statements of Income for the Years Ended June 30, 2019, 2018, and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended June 30, 2019, 2018, and 2017
Notes to the Consolidated Financial Statements, June 30, 2019, 2018, and 2017

(a)(2) Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
Item 16.       Form 10-K Summary
None.

(a)(3)     Exhibits:
Regulation S-K Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(i)A	Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri (filed as an exhibit to Southern Missouri's Current Report on Form 8-K filed on November 21, 2016 and incorporated herein by reference)
3.1(i)B	Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri (filed as an exhibit to Southern Missouri's Current Report on Form 8-K filed on November 8, 2018 and incorporated herein by reference)

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
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangements for 2019
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016).
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN MISSOURI BANCORP, INC.

Date:	September 13, 2019	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Principal Executive Officer)	September 13, 2019

By:	/s/ L. Douglas Bagby L. Douglas Bagby Vice Chairman and Director	September 13, 2019

By:	/s/ Ronnie D. Black Ronnie D. Black Secretary and Director	September 13, 2019

By:	/s/ Sammy A. Schalk Sammy A. Schalk Director	September 13, 2019

By:	/s/ Rebecca McLane Brooks Rebecca McLane Brooks Director	September 13, 2019

By:	/s/ Charles R. Love Charles R. Love Director	September 13, 2019

By:	/s/ John R. Abercrombie John R. Abercrombie Director	September 13, 2019

By:	/s/ Dennis C. Robison Dennis C. Robison Director	September 13, 2019

By:	/s/ David J. Tooley David J. Tooley Director	September 13, 2019

By:	/s/ Todd E. Hensley Todd E. Hensley Director	September 13, 2019

By:	/s/ Matthew T. Funke Matthew T. Funke Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2019

Index to Exhibits
Regulation S-K Exhibit Number	Document

4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2019

10.2	Director Fee Arrangements

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)(15d-14(a) Certifications

32	Section 1350 Certifications