Form 10-Q
period 2019-09-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2019-11-12
CIK 916907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [      ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)
Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2019
Common Stock, Par Value $.01	9,201,783 Shares

SOUTHERN MISSOURI BANCORP, INC.
FORM 10-Q

PART I:  Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND JUNE 30, 2019

(dollars in thousands)	September 30, 2019	June 30, 2019
Assets
Cash and cash equivalents	$31,423	$35,400
Interest-bearing time deposits	971	969
Available for sale securities	171,006	165,535
Stock in FHLB of Des Moines	7,733	5,233
Stock in Federal Reserve Bank of St. Louis	4,350	4,350
Loans receivable, net of allowance for loan losses of $20,710 and $19,903 at September 30, 2019 and June 30, 2019, respectively	1,874,497	1,846,405
Accrued interest receivable	11,648	10,189
Premises and equipment, net	65,480	62,727
Bank owned life insurance – cash surrender value	38,593	38,337
Goodwill	14,089	14,089
Other intangible assets, net	8,800	9,239
Prepaid expenses and other assets	22,617	21,929
Total Assets	$2,251,207	$2,214,402

Liabilities and Stockholders' Equity
Deposits	$1,872,520	$1,893,695
Securities sold under agreements to repurchase	-	4,376
Advances from FHLB of Des Moines	103,327	44,908
Note payable	3,000	3,000
Accounts payable and other liabilities	13,130	12,889
Accrued interest payable	1,900	2,099
Subordinated debt	15,068	15,043
Total liabilities	2,008,945	1,976,010

Common stock, $.01 par value; 25,000,000 shares authorized; 9,323,184 and 9,324,659 shares issued, respectively, at September 30, 2019 and June 30, 2019	93	93
Additional paid-in capital	94,572	94,541
Retained earnings	150,123	143,677
Treasury Stock of 121,401 and 35,351 shares at September 30, 2019 and June 30, 2019, respectively, at cost	(3,980)	(1,166)
Accumulated other comprehensive income	1,454	1,247
Total stockholders' equity	242,262	238,392
Total liabilities and stockholders' equity	$2,251,207	$2,214,402

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Three months ended
	September 30,
	2019	2018
(dollars in thousands except per share data)
INTEREST INCOME:
Loans	$25,640	$20,916
Investment securities	520	517
Mortgage-backed securities	716	584
Other interest-earning assets	46	25
Total interest income	26,922	22,042
INTEREST EXPENSE:
Deposits	6,578	4,009
Securities sold under agreements to repurchase	-	8
Advances from FHLB of Des Moines	522	599
Note payable	37	35
Subordinated debt	225	224
Total interest expense	7,362	4,875
NET INTEREST INCOME	19,560	17,167
PROVISION FOR LOAN LOSSES	896	682
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,664	16,485
NONINTEREST INCOME:
Deposit account charges and related fees	1,423	1,224
Bank card interchange income	1,362	1,063
Loan late charges	146	94
Loan servicing fees	130	159
Other loan fees	243	337
Net realized gains on sale of loans	273	179
Earnings on bank owned life insurance	254	246
Other income	270	128
Total noninterest income	4,101	3,430
NONINTEREST EXPENSE:
Compensation and benefits	7,125	6,047
Occupancy and equipment, net	2,888	2,470
Deposit insurance premiums	-	138
Legal and professional fees	184	256
Advertising	309	315
Postage and office supplies	183	152
Intangible amortization	441	396
Bank card network expense	617	495
Other operating expense	1,214	1,180
Total noninterest expense	12,961	11,449
INCOME BEFORE INCOME TAXES	9,804	8,466
INCOME TAXES	1,976	1,666
NET INCOME	$7,828	$6,800

Basic earnings per common share	$0.85	$0.76
Diluted earnings per common share	$0.85	$0.76
Dividends per common share	$0.15	$0.13

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Three months ended
	September 30,
	2019	2018

(dollars in thousands)
Net income	$7,828	$6,800
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	263	(378)
Tax benefit (expense)	(56)	91
Total other comprehensive income (loss)	207	(287)
Comprehensive income	$8,035	$6,513

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	For the three-month period ended September 30, 2019
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income			7,828			7,828
Change in unrealized loss on available for sale securities					207	207
Dividends paid on common stock ($.15 per share )			(1,382)			(1,382)
Stock option expense		17				17
Stock grant expense		14				14
Treasury stock purchased				(2,814)		(2,814)
BALANCE AS OF SEPTEMBER 30, 2019	$93	$94,572	$150,123	$(3,980)	$1,454	$242,262

	For the three-month period ended September 30, 2018
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2018	$90	$83,413	$119,536	$-	$(2,345)	$200,694

Net Income			6,800			6,800
Change in unrealized loss on available for sale securities			-		(287)	(287)
Dividends paid on common stock ($.13 per share )			(1,169)			(1,169)
Stock option expense		10				10
Stock grant expense		14				14
BALANCE AS OF SEPTEMBER 30, 2018	$90	$83,437	$125,167	$-	$(2,632)	$206,062

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Three months ended September 30,
(dollars in thousands)	2019	2018
Cash Flows From Operating Activities:
Net Income	$7,828	$6,800
Items not requiring (providing) cash:
Depreciation	920	777
(Gain) loss on disposal of fixed assets	(2)	8
Stock option and stock grant expense	31	23
Loss on sale/write-down of REO	10	22
Amortization of intangible assets	441	396
Amortization of purchase accounting adjustments	(492)	(1,159)
Increase in cash surrender value of bank owned life insurance (BOLI)	(254)	(246)
Provision for loan losses	896	682
Net amortization of premiums and discounts on securities	264	230
Originations of loans held for sale	(10,132)	(7,420)
Proceeds from sales of loans held for sale	9,986	7,936
Gain on sales of loans held for sale	(273)	(179)
Changes in:
Accrued interest receivable	(1,459)	(1,620)
Prepaid expenses and other assets	(2,638)	1,434
Accounts payable and other liabilities	276	(903)
Deferred income taxes	6	6
Accrued interest payable	(199)	185
Net cash provided by operating activities	5,209	6,972

Cash flows from investing activities:
Net increase in loans	(28,472)	(62,129)
Net change in interest-bearing deposits	(1)	(4)
Proceeds from maturities of available for sale securities	11,041	5,748
Net redemptions (purchases) of Federal Home Loan Bank stock	-	(1,780)
Net purchases of Federal Reserve Bank of St. Louis stock	(2,500)	-
Purchases of available-for-sale securities	(16,512)	(4,655)
Purchases of premises and equipment	(1,687)	(622)
Investments in state & federal tax credits	(10)	(231)
Proceeds from sale of fixed assets	13	-
Proceeds from sale of foreclosed assets	275	421
Net cash used in investing activities	(37,853)	(63,252)

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(8,949)	(36,827)
Net (decrease) increase in certificates of deposits	(12,200)	48,066
Net (decrease) increase in securities sold under agreements to repurchase	(4,376)	364
Proceeds from Federal Home Loan Bank advances	147,550	192,550
Repayments of Federal Home Loan Bank advances	(89,162)	(150,900)
Purchase of treasury stock	(2,814)	-
Dividends paid on common stock	(1,382)	(1,169)
Net cash provided by financing activities	28,667	52,084

Decrease in cash and cash equivalents	(3,977)	(4,196)
Cash and cash equivalents at beginning of period	35,400	26,326
Cash and cash equivalents at end of period	$31,423	$22,130

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$365	$1,495
Conversion of loans to repossessed assets	59	11
Right of use assets obtained in exchange for operating lease obligations	1,996	-

Cash paid during the period for:
Interest (net of interest credited)	$964	$1,005
Income taxes	2,856	310
See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three-month period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2019, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT.  At September 30, 2019, assets of the REIT were approximately $744 million, and consisted primarily of loan participations acquired from the Bank.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and estimated fair values of purchased loans.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.9 million at September 30 and June 30, 2019. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

Foreclosed Real Estate. Real estate acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs, establishing a new cost basis.  Costs for development and improvement of the property are capitalized.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  As of June 30, 2019, there was no impairment indicated, and the Company believes there continues to be no impairment of goodwill at September 30, 2019.

Intangible Assets.  The Company’s intangible assets at September 30, 2019 included gross core deposit intangibles of $14.7 million with $7.3 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.4 million.  At June 30, 2019, the Company’s intangible assets included gross core deposit intangibles of $14.7 million with $6.9 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and FHLB mortgage servicing rights of $1.5 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.3 million in the remainder of fiscal 2020, $1.3 million in fiscal 2021 through fiscal 2024, and $1.0 million in total thereafter. As of June 30, 2019, there was no impairment indicated, and the Company believes there continues to be no impairment of other intangible assets at September 30, 2019.

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

Incentive Plan. The Company accounts for its Management and Recognition Plan (MRP) and Equity Incentive Plan (EIP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the grant date fair value and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to income tax expense.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The Update was effective for the Company July 1, 2019.   Adoption of the standard allows the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at September 30, 2019, which included five leased properties and numerous office equipment leases, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption.  In the first quarter of 2020, the Company recognized a ROU asset and corresponding lease liability for all leases of approximately $2.0 million based on the lease portfolio at that time.  The Company’s new leases, lease terminations, and lease modifications and renewals will impact the amount of ROU asset and corresponding lease liability recognized.  The Company’s leases are all currently “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense is anticipated.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$5,038	$1	$(8)	$5,031
State and political subdivisions	40,966	852	(33)	41,785
Other securities	5,176	72	(214)	5,034
Mortgage-backed GSE residential	117,908	1,579	(331)	119,156
Total investments and mortgage-backed securities	$169,088	$2,504	$(586)	$171,006

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$7,284	$1	$(15)	$7,270
State and political subdivisions	42,123	728	(68)	42,783
Other securities	5,176	75	(198)	5,053
Mortgage-backed GSE residential	109,297	1,449	(317)	110,429
Total investments and mortgage-backed securities	$163,880	$2,253	$(598)	$165,535

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2019
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$4,511	$4,511
After one year but less than five years	9,749	9,799
After five years but less than ten years	18,017	18,298
After ten years	18,903	19,242
Total investment securities	51,180	51,850
Mortgage-backed securities	117,908	119,156
Total investments and mortgage-backed securities	$169,088	$171,006

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $114.2 million at September 30, 2019 and $143.7 million at June 30, 2019.  The securities pledged consist of marketable securities, including $2.3 million and $5.6 million of U.S. Government and Federal Agency Obligations, $27.1 million and $47.3 million of Mortgage-Backed Securities, $54.2 million and $55.7 million of Collateralized Mortgage Obligations, $30.4 million and $34.9 million of State and Political Subdivisions Obligations, and $200,000 and $300,000 of Other Securities at September 30 and June 30, 2019, respectively.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2019:

	September 30, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$3,489	$8	$3,489	$8
Obligations of state and political subdivisions	2,877	14	2,585	19	5,462	33
Other securities	-	-	966	214	966	214
Mortgage-backed securities	29,390	185	11,783	146	41,173	331
Total investments and mortgage-backed securities	$32,267	$199	$18,823	$387	$51,090	$586

	June 30, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$6,969	$15	$6,969	$15
Obligations of state and political subdivisions	-	-	8,531	68	8,531	68
Other securities	-	-	985	198	985	198
Mortgage-backed securities	1,175	1	34,148	316	35,323	317
Total investments and mortgage-backed securities	$1,175	$1	$50,633	$597	$51,808	$598

Other securities.  At September 30, 2019, there were two pooled trust preferred securities with an estimated fair value of $764,000 and unrealized losses of $209,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The September 30, 2019, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.5 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since our purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for both securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

The Company does not believe any other individual unrealized loss as of September 30, 2019, represents other-than-temporary impairment (OTTI). However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the OTTI is identified.

Credit losses recognized on investments.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  There were no credit losses recognized in income and other losses or recorded in other comprehensive income (loss) for the three-month periods ended September 30, 2019 and 2018.

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	September 30, 2019	June 30, 2019
Real Estate Loans:
Residential	$489,347	$491,992
Construction	125,724	123,287
Commercial	839,729	840,777
Consumer loans	101,117	97,534
Commercial loans	375,728	355,874
	1,931,645	1,909,464
Loans in process	(36,435)	(43,153)
Deferred loan fees, net	(3)	(3)
Allowance for loan losses	(20,710)	(19,903)
Total loans	$1,874,497	$1,846,405

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk.  At September 30, 2019, construction loans outstanding included 61 loans, totaling $29.5 million, for which a modification had been agreed to.  At June 30, 2019, construction loans outstanding included 59 loans, totaling $27.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are typically originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are typically originated with adjustable rates, tied to the prime rate of interest and are for a period of ten years.

Home equity lines of credit (HELOCs) are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Interest rates on the HELOCs are generally adjustable and based upon the loan-to-value ratio of the property, with better rates given to borrowers with more equity.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of September 30 and June 30, 2019, and activity in the allowance for loan losses for the three-month periods ended  September 30, 2019 and 2018:

	At period end and for the three months ended September 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	(134)	174	376	96	384	896
Losses charged off	-	-	-	(72)	(35)	(107)
Recoveries	-	-	14	4	-	18
Balance, end of period	$3,572	$1,539	$9,789	$1,074	$4,736	$20,710
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,572	$1,539	$9,789	$1,074	$4,736	$20,710
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$487,680	$87,983	$823,649	$101,117	$370,298	$1,870,727
Ending Balance: loans acquired with deteriorated credit quality	$1,667	$1,306	$16,080	$-	$5,430	$24,483

	At period end and for the three months ended September 30, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	122	196	35	92	237	682
Losses charged off	-	-	(95)	(17)	-	(112)
Recoveries	1	-	-	4	1	6
Balance, end of period	$3,349	$1,293	$8,733	$981	$4,434	$18,790
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,349	$1,293	$8,733	$981	$4,434	$18,790
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	At June 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$490,307	$78,826	$821,415	$97,534	$349,681	$1,837,763
Ending Balance: loans acquired with deteriorated credit quality	$1,685	$1,308	$19,362	$-	$6,193	$28,548

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

Under the Company’s allowance methodology, loans are first segmented into 1) those comprising large groups of homogeneous loans, which are collectively evaluated for impairment, and 2) all other loans which are individually evaluated.  Those loans in the second category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of the borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information, and current trends.  The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge offs are most likely to have a significant impact on operations.

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

The general component covers non classified loans and is based on historical charge-off experience and expected loss given the internal risk rating process. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss characteristics and an appropriate loss ratio adjusted for qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio.

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of September 30 and June 30, 2019. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	September 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$481,808	$89,289	$802,243	$100,742	$363,739
Watch	1,020	-	20,893	167	5,928
Special Mention	103	-	3,438	26	-
Substandard	6,416	-	13,155	182	6,061
Doubtful	-	-	-	-	-
Total	$489,347	$89,289	$839,729	$101,117	$375,728

	June 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$482,869	$80,134	$802,479	$97,012	$341,069
Watch	1,236	-	21,693	170	7,802
Special Mention	103	-	3,463	26	-
Substandard	7,784	-	13,142	291	7,003
Doubtful	-	-	-	35	-
Total	$491,992	$80,134	$840,777	$97,534	$355,874

The above amounts include purchased credit impaired loans. At September 30, 2019, purchased credited impaired loans comprised $6.8 million of credits rated “Pass”; $10.7 million of credits rated “Watch”; none rated “Special Mention”; $7.0 million of credits rated “Substandard”; and none rated “Doubtful”. At June 30, 2019,  purchased credit impaired loans accounted for $6.9 million of credits rated “Pass”; $10.4 million of credits  rated “Watch”; none rated “Special Mention”; $11.2 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2019.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:
	September 30, 2019
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,180	$1,300	$2,161	$4,641	$484,706	$489,347	$-
Construction	-	-	-	-	89,289	89,289	-
Commercial	854	16	2,841	3,711	836,018	839,729	-
Consumer loans	325	85	164	574	100,543	101,117	-
Commercial loans	754	5	172	931	374,797	375,728	-
Total loans	$3,113	$1,406	$5,338	$9,857	$1,885,353	$1,895,210	$-

	June 30, 2019
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$227	$1,054	$1,714	$2,995	$488,997	$491,992	$-
Construction	-	-	-	-	80,134	80,134	-
Commercial	296	1	5,617	5,914	834,863	840,777	-
Consumer loans	128	46	176	350	97,184	97,534	-
Commercial loans	424	25	1,902	2,351	353,523	355,874	-
Total loans	$1,075	$1,126	$9,409	$11,610	$1,854,701	$1,866,311	$-

At September 30, 2019 there were no purchased credit impaired loans that were greater than 90 days past due.  At June 30, 2019 there was one purchased credit impaired loan with net fair value of $3.1 million that was greater than 90 days past due.
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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of September 30 and June 30, 2019. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	September 30, 2019
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$4,916	$5,152	$-
Construction real estate	1,305	1,367	-
Commercial real estate	22,928	27,306	-
Consumer loans	-	-	-
Commercial loans	6,152	7,252	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$4,916	$5,152	$-
Construction real estate	$1,305	$1,367	$-
Commercial real estate	$22,928	$27,306	$-
Consumer loans	$-	$-	$-
Commercial loans	$6,152	$7,252	$-

	June 30, 2019
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$5,104	$5,341	$-
Construction real estate	1,330	1,419	-
Commercial real estate	26,410	31,717	-
Consumer loans	8	8	-
Commercial loans	6,999	9,187	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$5,104	$5,341	$-
Construction real estate	$1,330	$1,419	$-
Commercial real estate	$26,410	$31,717	$-
Consumer loans	$8	$8	$-
Commercial loans	$6,999	$9,187	$-

The above amounts include purchased credit impaired loans. At September 30, 2019, purchased credit impaired loans comprised $24.5 million of impaired loans without a specific valuation allowance.  At June 30, 2019, purchased credit impaired loans comprised $28.5 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	September 30, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,677	$23
Construction Real Estate	1,306	48
Commercial Real Estate	17,721	335
Consumer Loans	-	-
Commercial Loans	5,812	93
Total Loans	$26,516	$499

	For the three-month period ended
	September 30, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,531	$33
Construction Real Estate	1,297	101
Commercial Real Estate	7,229	370
Consumer Loans	-	-
Commercial Loans	1,628	616
Total Loans	$12,685	$1,120

Interest income on impaired loans recognized on a cash basis in the three-month periods ended September 30, 2019 and 2018, was immaterial.

For the three-month period ended September 30, 2019, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $83,000, as compared to $945,000, for the three-month period ended September 30, 2018.

The following table presents the Company’s nonaccrual loans at September 30 and June 30, 2019. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

(dollars in thousands)	September 30, 2019	June 30, 2019
Residential real estate	$5,286	$6,404
Construction real estate	-	-
Commercial real estate	6,968	10,876
Consumer loans	179	309
Commercial loans	1,588	3,424
Total loans	$14,021	$21,013

The above amounts include purchased credit impaired loans.  At September 30 and June 30, 2019, purchased credit impaired loans comprised $889,000 and $4.1 million of nonaccrual loans, respectively.

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

During the three-month periods ended September 30, 2019 and 2018, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	September 30, 2019		September 30, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	2	922
Consumer loans	-	-	-	-
Commercial loans	-	-	1	69
Total	-	$-	3	$991

Performing loans classified as TDRs and outstanding at September 30 and June 30, 2019, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	September 30, 2019		June 30, 2019
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	11	$1,162	10	$1,130
Construction real estate	-	-	-	-
Commercial real estate	18	6,398	20	6,529
Consumer loans	-	-	-	-
Commercial loans	9	4,872	10	5,630
Total	38	$12,432	40	$13,289

The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of September 30 and June 30, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $421,000 and $752,000, respectively. In addition, as of September 30 and June 30, 2019, the Company had residential mortgage loans and home equity loans with a carrying value of $898,000 and $493,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30 and June 30, 2019. The amount of these loans is shown below:

(dollars in thousands)	September 30, 2019	June 30, 2019
Residential real estate	$1,904	$1,921
Construction real estate	1,367	1,397
Commercial real estate	20,458	24,669
Consumer loans	-	-
Commercial loans	6,529	8,381
Outstanding balance	$30,258	$36,368
Carrying amount, net of fair value adjustment of $5,775 and $7,821 at September 30, 2019 and June 30, 2019, respectively	$24,483	$28,547

 Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	September 30, 2019	September 30, 2018
Balance at beginning of period	$220	$589
Additions	-	-
Accretion	(83)	(945)
Reclassification from nonaccretable difference	46	865
Disposals	-	(204)
Balance at end of period	$183	$305

During the three-month periods ended September 30, 2019 and September 30, 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	September 30, 2019	June 30, 2019
Land	$12,407	$12,414
Buildings and improvements	54,933	54,304
Construction in progress	489	466
Furniture, fixtures, equipment and software	17,506	16,514
Automobiles	107	107
Operating leases ROU asset	1,996	-
	87,438	83,805
Less accumulated depreciation	21,958	21,078
	$65,480	$62,727

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).  The Company has five leased properties and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.   Adoption of this ASU resulted in the Company recognizing a ROU asset and corresponding lease liability of $437,000, while entry into a new operating lease agreement during the three-month period ended September 30, 2019, resulted in the recognition of a ROU asset and corresponding lease liability of $1.6 million.

All of the leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets.  With the adoption of ASU 2016-02, these operating leases are now included as a ROU asset in our premises and equipment line item on the Company’s consolidated balance sheets.  The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.  Because these leases are classified as operating leases, the adoption of the new standard did not have a material effect on lease expense on the Company’s consolidated statements of income.

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  ROU assets or lease liabilities are not to be recognized for short-term leases. The calculated amount of the ROU assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was 5%.  The expected lease terms range from 18 months to 20 years.

At or For the
Three Months Ended
(dollars in thousands)	September 30, 2019
Consolidated Balance Sheet
Operating leases right of use asset	$1,996
Operating leases liability	$1,996

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$57
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39
ROU assets obtained in exchange for operating lease obligations:	$2,004

For the three months ended September 30, 2019 and 2018, lease expense was $57,000 and $26,000, respectively.  At September 30, 2019, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2020	$116
2021	269
2022	243
2023	243
2024	243
2025	243
Thereafter	1,572
Future lease payments expected	$2,929

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases.   For the three months period ended September 30, 2019, income recognized from these lessor agreements was $82,000 and was included in net occupancy and equipment expense.

Note 7:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	September 30, 2019	June 30, 2019
Non-interest bearing accounts	$208,646	$218,889
NOW accounts	634,855	639,219
Money market deposit accounts	197,976	188,355
Savings accounts	163,983	167,973
Certificates	667,060	679,259
Total Deposit Accounts	$1,872,520	$1,893,695

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	September 30,
	2019	2018

(dollars in thousands except per share data)
Net income available to common shareholders	$7,828	$6,800

Average Common shares – outstanding basic	9,232,257	8,996,321
Stock options under treasury stock method	11,891	10,194
Average Common shares – outstanding diluted	9,244,148	9,006,515

Basic earnings per common share	$0.85	$0.76
Diluted earnings per common share	$0.85	$0.76

At September 30, 2019, 15,500 options outstanding had an exercise price in excess of the market price.  At September 30, 2018, no options outstanding had an exercise price in excess of the market price.

Note 9: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2015 and before.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	September 30, 2019	September 30, 2018
Income taxes
Current	$1,970	$1,660
Deferred	6	6
Total income tax provision	$1,976	$1,666

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	September 30, 2019	June 30, 2019
Deferred tax assets:
Provision for losses on loans	$4,758	$4,601
Accrued compensation and benefits	493	692
NOL carry forwards acquired	300	199
Minimum Tax Credit	130	130
Unrealized loss on other real estate	51	134
Purchase accounting adjustments	-	255
Losses and credits from LLC's	1,236	1,206
Total deferred tax assets	6,968	7,217

Deferred tax liabilities:
Purchase accounting adjustments	176	-
Depreciation	1,469	1,749
FHLB stock dividends	120	120
Prepaid expenses	175	313
Unrealized gain on available for sale securities	422	364
Other	60	61
Total deferred tax liabilities	2,422	2,607

Net deferred tax asset	$4,546	$4,610

As of September 30, 2019 the Company had approximately $963,000 and $1.7 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month periods ended
(dollars in thousands)	September 30, 2019	September 30, 2018
Tax at statutory rate	$2,059	$1,778
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(113)	(73)
State tax, net of Federal benefit	109	122
Cash surrender value of Bank-owned life insurance	(53)	(52)
Tax credit benefits	-	(68)
Other, net	(26)	(41)
Actual provision	$1,976	$1,666

For the three month periods ended September 30, 2019 and September 30, 2018, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2019; for fiscal 2020, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three-month period ended September 30, 2019, retirement plan expenses recognized for the Plan totaled approximately $381,000, as compared to $341,000 for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At September 30, 2019, the current rate was 4.89%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2019, the current rate was 4.57%. The carrying value of the debt securities was approximately $2.6 million at September 30 and June 30, 2019.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At September 30, 2019, the current rate was 3.92%.  The carrying value of the debt securities was approximately $5.2 million at September 30 and June 30, 2019.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and June 30, 2019:

	Fair Value Measurements at September 30, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$5,031	$-	$5,031	$-
State and political subdivisions	41,785	-	41,785	-
Other securities	5,034	-	5,034	-
Mortgage-backed GSE residential	119,156	-	119,156	-

	Fair Value Measurements at June 30, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$7,270	$-	$7,270	$-
State and political subdivisions	42,783	-	42,783	-
Other securities	5,053	-	5,053	-
Mortgage-backed GSE residential	110,429	-	110,429	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2019:

Fair Value Measurements at September 30 , 2019, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$365	$-	$-	$365

Fair Value Measurements at June 30, 2019, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	2,430	-	-	2,430

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the three-month periods ended September 30, 2019 and 2018:

	For the three months ended
(dollars in thousands)	September 30, 2019	September 30, 2018
Foreclosed and repossessed assets held for sale	$(1)	$(115)
Total (losses) gains on assets measured on a non-recurring basis	$(1)	$(115)

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

(dollars in thousands)	Fair value at September 30 , 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$365	Third party appraisal	Marketability discount	0.0% - 32.6%	32.6%

(dollars in thousands)	Fair value at June 30, 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,430	Third party appraisal	Marketability discount	5.1% - 77.0%	35.2%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at September 30 and June 30, 2019.

	September 30, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$31,423	$31,423	$-	$-
Interest-bearing time deposits	971	-	971	-
Stock in FHLB	7,733	-	7,733	-
Stock in Federal Reserve Bank of St. Louis	4,350	-	4,350	-
Loans receivable, net	1,874,497	-	-	1,856,215
Accrued interest receivable	11,648	-	11,648	-
Financial liabilities
Deposits	1,872,520	1,205,460	-	668,173
Securities sold under agreements to repurchase	-	-	-	-
Advances from FHLB	103,327	-	104,078	-
Note payable	3,000	-	-	3,000
Accrued interest payable	1,900	-	1,900	-
Subordinated debt	15,068	-	-	14,812
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,400	$35,400	$-	$-
Interest-bearing time deposits	969	-	969	-
Stock in FHLB	5,233	-	5,233	-
Stock in Federal Reserve Bank of St. Louis	4,350	-	4,350	-
Loans receivable, net	1,846,405	-	-	1,823,040
Accrued interest receivable	10,189	-	10,189	-
Financial liabilities
Deposits	1,893,695	1,214,606	-	678,301
Securities sold under agreements to repurchase	4,376	-	4,376	-
Advances from FHLB	44,908	-	45,547	-
Note payable	3,000	-	-	3,000
Accrued interest payable	2,099	-	2,099	-
Subordinated debt	15,043	-	-	15,267
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2019, the Bank operated from its headquarters, 44 full-service branch offices, and two limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 42 of its other branch offices.  The remaining four branches are either leased or partially owned.

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

The consolidated balance sheet of the Company as of June 30, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at September 30, 2019, and results of operations for the three-month periods ended September 30, 2019 and 2018.

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

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2019 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 53 in the Company’s 2019 Annual Report.

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

During the first three months of fiscal 2020, we grew our balance sheet by $36.8 million. Balance sheet growth was primarily attributable to loan growth, as loans, net of the allowance for loan losses, increased $28.1 million. Available-for-sale (AFS) securities increased $5.5 million, and cash equivalents and time deposits decreased a combined $4.0 million. Deposits decreased $21.2 million. During the fiscal year to date, the Company has experienced a decrease of $24.0 million in public unit deposits, and a decrease of $19.5 million in brokered certificates of deposit, partially offset by an increase of $7.8 million in brokered nonmaturity deposits. Securities sold under agreements to repurchase decreased by $4.4 million. Advances from the Federal Home Loan Bank (FHLB) increased $58.4 million, primarily attributable to the Company’s use of this funding source to replace brokered deposits, and to fund loan growth in what is typically a seasonally slow first fiscal quarter for deposit growth. Equity increased $3.9 million, attributable to retention of net income and an increase in other comprehensive income, partially offset by cash dividends and share repurchases.

Net income for the first three months of fiscal 2020 was $7.8 million, an increase of $1.0 million, or 15.1% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, and partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses. Diluted net income available to common shareholders was $.85 per share for the first three months of fiscal 2020, as compared to $.76 per share for the same period of the prior fiscal year. For the first three months of fiscal 2019, net interest income increased $2.4 million, or 13.9%; noninterest income increased $671,000, or 19.6%; noninterest expense increased $1.5 million, or 13.2%, provision for income taxes increased $310,000, or 18.6%; and provision for loan losses increased $214,000, or 31.4%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first three months of fiscal 2020 moved lower, while the yield curve remained flat or in some segments inverted further. At September 30, 2019, as compared to June 30, 2019, the yield on two-year treasuries dropped to 1.63% from 1.75%; the yield on five-year treasuries dropped to 1.55% from 1.76%; the yield on ten-year treasuries dropped to 1.68% from 2.00%; and the yield on 30-year treasuries dropped from 2.52% to 2.12%. The spread between two- and ten-year treasuries dropped from 25 to five basis points, and inverted briefly in late August. As compared to the first three months of the prior fiscal year, our average yield on earning assets increased by 21 basis points, reflecting loans originated and renewed at higher market rates reflecting increases through December 2018 by the Federal Reserve’s Open Market Committee (FOMC), and partially offset by inclusion in the prior period’s results of larger benefits from discount accretion on acquired loan portfolios (see “Results of Operations: Comparison of the three-month periods ended September 30, 2019 and 2018 – Net Interest Income”). The FOMC increased targeted overnight rates by 25 basis points in each of March, June, September, and December of 2018, and then lowered rates by 25 basis points in each of July and September, 2019. The slope of the yield curve remains concerning, especially as funding cost increases have picked up in recent quarters. Our average cost of interest-bearing deposits increased by 34 basis points, and our average cost of interest-bearing liabilities increased 36 basis points, when comparing the current three-month period with the same period of the prior fiscal year.

Net interest income increased $2.4 million, or 13.9%, as the Company saw an increase of 17.2% in average interest earning assets, partially offset by a decline in the net interest margin. Our net interest margin decreased 11 basis points when comparing the first three months of fiscal 2020 to the same period of the prior fiscal year. The decrease was attributable primarily to an increased cost of funds and smaller benefits from the accretion of the discounts on acquired loans carried at fair value, partially offset by increased asset yields generally. Benefits attributable to accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulting from the 2014 acquisition of Peoples Bank of the Ozarks (the Peoples Acquisition), the 2017 acquisition of Capaha Bank (the Capaha Acquisition), the February 2018 acquisition of Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition), and the November 2018 acquisition of  Gideon Bancshares Company and its subsidiary, First Commercial Bank (the Gideon Acquisition) totaled $508,000, as compared to $1.2 million in the first three months of fiscal 2019. In the current period, this component of net interest income contributed 10 basis points to the net interest margin, a decrease from a contribution of 27 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, particularly those acquired from the Peoples Acquisition and the Capaha Acquisition, though the Gideon

Acquisition partially offsets that decline, as there was no comparable item in the same period a year ago. In the same period a year ago resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in that period. The Company generally expects this component of net interest income to decline. Also, the Company recognized an additional $414,000 in interest income as a result of the resolution of particular nonperforming loans during the current period. The recognition of interest income on these loans contributed eight basis points to the net interest margin, without material comparable items in the year ago or linked period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the three-month period ended September 30, 2019, noninterest income increased $671,000, or 19.6%, as compared to the same period of the prior fiscal year, attributable primarily to bank card interchange income, deposit account service charges, wealth management and insurance brokerage commissions, and gains realized on sales of residential loans originated for sale into the secondary market, partially offset by decreases in loan fees and mortgage servicing income. Noninterest expense for the three-month period ended September 30, 2019, increased $1.5 million, or 13.2%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, and bank card network expense, partially offset by decreases in deposit insurance premiums and legal and professional fees. There were no material charges related to merger and acquisition activity in the current period, as compared to charges of $175,000 in the same period of the prior fiscal year.

Increases in net interest income, noninterest income, and noninterest expense were attributable in part to the Gideon Acquisition, which was completed in November 2018.

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

Comparison of Financial Condition at September 30 and June 30, 2019

The Company experienced balance sheet growth in the first three months of fiscal 2019, with total assets of $2.3 billion at September 30, 2019, reflecting an increase of $36.8 million, or 1.7%, as compared to June 30, 2019.  Asset growth was comprised mainly of increases in loans and AFS securities, while cash equivalents were reduced.

Available for sale securities were $171.0 million at September 30, 2019, an increase of $5.5 million, or 3.3%, as compared to June 30, 2019. Cash equivalents and time deposits were a combined $32.4 million, a decrease of $4.0 million, or 10.9%, as compared to June 30, 2019, attributable to normal variances.

Loans, net of the allowance for loan losses, were $1.9 billion at September 30, 2019, an increase of $28.1 million, or 1.5%, as compared to June 30, 2019. The portfolio saw growth in commercial loan balances, funded balances in construction loans, and consumer loans, partially offset by declines in residential and commercial real estate loans. The increase in commercial loan balances was attributable to growth in agricultural operating and equipment loan balances, some of which is seasonal, along with increases in commercial & industrial loan balances. Construction loan balances were increase as a result of both draws on existing construction loans and new loans. Growth in consumer loans consisted primarily of loans secured by deposits and home equity line of credit balances. Residential real estate balances were lower as the Company saw reductions in loans secured by multifamily real estate, partially offset by an increase in loans secured by one- to four-family real estate. Commercial real estate loans were reduced slightly as payoffs on nonresidential properties were mostly offset by increases in loans secured by land and development ground.

Deposits were $1.9 billion at September, 2019, a decrease of $21.2 million, or 1.1%, as compared to June 30, 2019. The decrease was attributable to public unit deposits, which decreased by $24.0 million during the first quarter of fiscal 2020, and totaled $242.8 million at September 30, 2019. The decrease was also attributable in part to a reduction in brokered deposits, which declined on net by $11.7 million, reflecting a decrease in brokered time deposits of $19.5 million, and an increase in brokered nonmaturity deposits of $7.8 million. Brokered time deposits were $25.4 million, and brokered nonmaturity deposits were $16.1 million, at September 30, 2019. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. In total, deposit balances saw reductions in certificates of deposit, noninterest-bearing transaction accounts, interest-bearing transaction accounts, and savings accounts, partially offset by growth in money market deposit accounts. The average loan-to-deposit ratio for the first quarter of fiscal 2020 was 99.2%, as compared to 101.6% for the same period of the prior fiscal year.

FHLB advances were $103.3 million at September 30, 2019, an increase of $58.4 million, or 130.1%, as compared to June 30, 2019. The increase was primarily attributable to the Company's use of this funding source to replace brokered deposits, and to fund loan growth in what is typically a seasonally slow first quarter for deposit growth. The increase consisted of $52.6 million in overnight funding and $5.8 million in term advances. Securities sold under agreements to repurchase declined to $0, from a balance of $4.4 million at June 30, 2019. Over the past several years, the Company has worked to move public unit and business customers from a swept repurchase agreement product, which required the use of the Company’s AFS securities portfolio to provide the securities to collateralize those borrowings, to a reciprocal deposit product. During the first quarter of fiscal 2020, the final customers utilizing the sweep product were migrated.

The Company’s stockholders’ equity was $242.3 million at September 30, 2019, an increase of $3.9 million, or 1.6%, as compared to June 30, 2019. The increase was attributable to retained earnings and an increase in accumulated other comprehensive income, which is due to a decrease in market interest rates, partially offset by the payment of dividends on common stock and by repurchases of 86,050 Company shares, acquired for $2.8 million, for an average price of $32.70 per share.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three-Month Periods Ended
September 30, 2019 and 2018

The tables below present certain information regarding our financial condition and net interest income for the three-month periods ended September 30, 2019 and 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	September 30, 2019			September 30, 2018
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,420,538	$19,067	5.37	$1,233,511	$15,676	5.08
Other loans (1)	444,806	6,573	5.91	352,230	5,240	5.95
Total net loans	1,865,344	25,640	5.50	1,585,741	20,916	5.28
Mortgage-backed securities	113,614	716	2.52	94,308	584	2.48
Investment securities (2)	66,009	520	3.15	67,245	517	3.08
Other interest earning assets	7,001	46	2.62	3,196	25	3.13
Total interest earning assets (1)	2,051,968	26,922	5.25	1,750,490	22,042	5.04
Other noninterest earning assets (3)	184,415	-		150,037	-
Total assets	$2,236,383	$26,922		$1,900,527	$22,042

Interest bearing liabilities:
Savings accounts	$167,202	346	0.83	$153,305	243	0.63
NOW accounts	623,895	1,706	1.09	548,024	1,261	0.92
Money market deposit accounts	196,737	803	1.63	120,310	344	1.14
Certificates of deposit	673,160	3,723	2.21	541,931	2,161	1.60
Total interest bearing deposits	1,660,994	6,578	1.58	1,363,570	4,009	1.18
Borrowings:
Securities sold under agreements to repurchase	329	-	0.03	3,649	8	0.88
FHLB advances	82,192	522	2.54	105,081	599	2.28
Note Payable	3,000	37	4.88	3,000	35	4.67
Subordinated debt	15,055	225	5.99	14,957	224	5.99
Total interest bearing liabilities	1,761,570	7,362	1.67	1,490,257	4,875	1.31
Noninterest bearing demand deposits	218,755	-		196,683	-
Other noninterest bearing liabilities	16,014	-		10,153	-
Total liabilities	1,996,339	7,362		1,697,093	4,875
Stockholders’ equity	240,044	-		203,434	-
Total liabilities and stockholders' equity	$2,236,383	$7,362		$1,900,527	$4,875

Net interest income		$19,560			$17,167

Interest rate spread (4)			3.58%			3.73%
Net interest margin (5)			3.81%			3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.49%			117.46%

(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.
(2)	Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.
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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three-month period ended September 30, 2019, compared to the three-month period ended September 30, 2018. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended September 30, 2019
	Compared to three-month period ended September 30, 2018
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Rate/Volume	Net
Interest-earnings assets:
Loans receivable (1)	$880	$3,688	$156	$4,724
Mortgage-backed securities	11	120	1	132
Investment securities (2)	13	(9)	(1)	3
Other interest-earning deposits	(4)	30	(5)	21
Total net change in income on
interest-earning assets	900	3,829	151	4,880

Interest-bearing liabilities:
Deposits	1,294	938	337	2,569
Securities sold under
agreements to repurchase	(8)	(7)	7	(8)
FHLB advances	68	(130)	(15)	(77)
Note Payable	1	-	1	2
Subordinated Debt	-	1	-	1
Total net change in expense on
interest-bearing liabilities	1,355	802	330	2,487
Net change in net interest income	$(455)	$3,027	$(179)	$2,393

(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended September 30, 2019 and 2018

General. Net income for the three-month period ended September 30, 2019, was $7.8 million, an increase of $1.0 million, or 15.1%, as compared to the same period of the prior fiscal year.  The increase was attributable to an increase in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses.

For the three-month period ended September 30, 2019, basic and fully-diluted net income per share available to common shareholders was $0.85 under both measures, as compared to $0.76 under both measures for the same period of the prior fiscal year, which represented an increase of $0.09, or 11.8%. Our annualized return on average assets for the three-month period ended September 30, 2019, was 1.40%, as compared to 1.43% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended September 30, 2019, was 13.0%, as compared to 13.4% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended September 30, 2019, was $19.6 million, an increase of $2.4 million, or 13.9%, as compared to the same period of the prior fiscal year. The increase was attributable to a 17.2% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.81% in the current three-month period, from 3.92% in the three-month period a year ago.  Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition, the Capaha Acquisition, the SMB-Marshfield Acquisition, and the Gideon Acquisition resulted in an additional $508,000 in net interest income for the three-month period ended September 30, 2019, as compared to $1.2 million in net interest income for the same period a year ago. In the year ago period, there were significant impacts from the favorable resolution of specific purchased credit impaired loans obtained in the Peoples and Capaha Acquisitions, and no accretion from the Gideon Acquisition, which did not close until the second quarter of fiscal 2019. Combined, these components of net interest income contributed ten basis points to net interest margin in the three-month period ended September 30, 2019, as compared to a contribution of 27 basis points for the same period of the prior fiscal year. For the linked quarter, ended June 30, 2019, when net interest margin was 3.77%, comparable discount accretion contributed 12 basis points to the net interest margin. Over the longer term, the Company expects this component of net interest income to decline, although to the extent that we have periodic resolutions of specific credit impaired loans, this may create volatility in this component of net interest income. Also, the Company recognized an additional $414,000 in interest income as a result of the resolution of nonperforming loans during the current period. This recognition of interest income contributed eight basis points to the net interest margin, without material comparable items in the year ago or linked period.

For the three-month period ended September 30, 2019, our net interest rate spread was 3.58%, as compared to 3.73% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 36 basis point increase in the average cost of interest-earning liabilities, partially offset by a 21 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended September 30, 2019, was $26.9 million, an increase of $4.9 million, or 22.1%, as compared to the same period of the prior fiscal year. The increase was attributed to a 17.2% increase in the average balance of interest-earning assets, combined with a 21 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, while investment balances increased at a slower rate. The increase in the average yield on interest-earning assets was primarily attributable to origination and renewals of loans at higher market rates over the previous 12 months, as well as to the recognition of interest on some loans previously treated as nonaccrual, partially offset by the decrease in loan discount accretion, discussed above.

Interest Expense. Total interest expense for the three-month period ended September 30, 2019, was $7.4 million, an increase of $2.5 million, or 51.0%, as compared to the same period of the prior fiscal year. The increase was attributable to a 36 basis point increase in the average cost of interest-bearing liabilities, combined with an 18.2% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to origination and renewals of certificates of deposit at higher market rates over the previous 12 months, as well as to market rates for money market deposit accounts and savings accounts that have remained above the rates paid during the same period of the prior fiscal year. Increased average interest-bearing balances were attributable primarily to increases in certificates of deposit, money market deposit accounts, and interest-bearing transaction accounts, partially offset by lower FHLB and repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2019, was $896,000, as compared to $682,000 in the same period of the prior fiscal year. Increased provisioning was attributed primarily to increased loan balances subject to allowance methodology, as acquired loan balances mature and prepay, and are replaced by new loan production, or are refinanced by the Company. Additionally, in the same period of the prior fiscal year, provisioning was lower as a result of principal repayment on loans for which an allowance for loan losses had been established under ASC 310-10-35. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.19% (annualized), while the Company recorded net charge offs during the period of 0.02% (annualized). During the same period of the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.17% (annualized), while the Company recorded net charge offs of 0.03% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended September 30, 2019, was $4.1 million, an increase of $671,000, or 19.6%, as compared to the same period of the prior fiscal year. Increases in bank card interchange income, deposit account service charges, wealth management and insurance brokerage commissions, and gains realized on sales of residential loans originated for sale into the secondary market were partially offset by decreases in loan fees and mortgage servicing income. Bank card interchange income and deposit account service charges increased as a result of higher levels of depositor activity, attributable in part to the Gideon Acquisition. Wealth management and insurance brokerage commissions increased as a result of the establishment or acquisition of these new business lines for the Company. Gains realized on sales of residential loans originated for sale into the secondary market increased as a result of an increase in the volume of originations, as well as a shift in the loan mix to more profitable products. Loan fees were decreased primarily due to the inclusion of a larger loan prepayment penalty in the same period of the prior year, and mortgage servicing income was decreased due primarily to faster prepayments of serviced loans.

Loan servicing fees and gains realized on the sale of residential real estate loans originated for sale into the secondary market decreased primarily as a result of a reduction in this type of loan origination, attributable to the increase in market interest rates and associated declines in refinancing activity.

Noninterest Expense. Noninterest expense for the three-month period ended September 30, 2019, was $13.0 million, an increase of $1.5 million, or 13.2%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, and bank card network expenses, partially offset by decreases in deposit insurance premiums and legal and professional fees. Noninterest expense items generally were increased as a result of additional staff, facilities and transactions following the Gideon Acquisition. Partially offsetting these increases, in September 2019, the FDIC began applying credits to the deposit insurance assessments due from smaller banks, such as the Company’s subsidiary. These credits represented the costs borne by smaller banks over several years to increase the deposit insurance fund ratio as required under the Dodd-Frank Act. As a result, we recognized no deposit insurance premium expense for the current quarter, as compared to an expense of $138,000 in the year ago period. Provided the deposit insurance fund ratio remains above 1.35%, the Company would expect to recognize no deposit insurance premium expense in the quarter which will end December 31, 2019, and a reduced expense in the quarter which will end March 31, 2020, before the expense returns to a normalized level for the quarter ended June 30, 2020. After recording $175,000 in charges related to merger and acquisition activity in the same quarter a year ago, there were no comparable expenses in the current period. The Company also realized a reduced off-balance sheet credit exposure, resulting in a recovery of $146,000 in the current period, as compared to a charge of $23,000 in the year ago period. The efficiency ratio for the three-month period ended September 30, 2019, was 54.8%, as compared to 55.6% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended September 30, 2019, was $2.0 million, an increase of $310,000, or 18.6%, as compared to the same period of the prior fiscal year, attributable primarily to higher pre-tax income, combined with an increase in the effective tax rate, to 20.2%, as compared to 19.7% in the same period of the prior fiscal year. The higher effective tax rate was attributed primarily to the increases in pre-tax income in excess of increases in tax-advantaged investments.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three-month periods ended September 30, 2019 and 2018:

	For the three months ended
	September 30,
(dollars in thousands)	2019	2018

Balance, beginning of period	$19,903	$18,214
Loans charged off:
Residential real estate	-	-
Construction	-	-
Commercial business	-	-
Commercial real estate	(72)	(95)
Consumer	(35)	(17)
Gross charged off loans	(107)	(112)
Recoveries of loans previously charged off:
Residential real estate	-	1
Construction	-	-
Commercial business	14	1
Commercial real estate	4	-
Consumer	-	4
Gross recoveries of charged off loans	18	6
Net (charge offs) recoveries	(89)	(106)
Provision charged to expense	896	682
Balance, end of period	$20,710	$18,790

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $807,000 to $20.7 million at September 30, 2019, from $19.9 million at June 30, 2019. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at September 30, 2019.

At September 30, 2019, the Company had loans of $25.8 million, or 1.36% of total  loans, adversely classified ($25.8 million classified “substandard”; none classified “doubtful”), as compared to loans of $28.3 million, or 1.51% of total loans, adversely classified ($28.2 million classified “substandard”; $35,000 classified “doubtful”) at June 30, 2019, and $11.7 million, or 0.71% of total loans, adversely classified ($11.1 million classified “substandard”; $643,000 classified “doubtful”) at September 30, 2018. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $13.4 million at September 30, 2019. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans decreased from $11.6 million at June 30, 2019, to $9.9 million at September 30, 2019.

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

The following table sets forth the Company’s historical net charge offs as of September 30 and June 30, 2019:

Portfolio segment	September 30, 2019	June 30, 2019
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.01%	0.01%
Construction	0.00%	0.00%
Commercial	0.01%	0.02%
Consumer loans	0.11%	0.14%
Commercial loans	0.03%	0.02%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At September 30, 2019, these qualitative factors included:

•	Changes in lending policies
•	National, regional, and local economic conditions
•	Changes in mix and volume of portfolio
•	Experience, ability, and depth of lending management and staff
•	Entry to new markets
•	Levels and trends of delinquent, nonaccrual, special mention and
•	Classified loans
•	Concentrations of credit
•	Changes in collateral values
•	Agricultural economic conditions
•	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended September 30, 2019	Qualitative factor applied at fiscal year ended June 30, 2019
Real estate loans:
Residential	0.64%	0.66%
Construction	1.70%	1.69%
Commercial	1.13%	1.14%
Consumer loans	1.46%	1.40%
Commercial loans	1.28%	1.28%

At September 30, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $17.7 million, as compared to $17.1 million at June 30, 2019, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to normal portfolio fluctuations with management’s assessment that risks represented by the qualitative factors are relatively unchanged since the prior quarter end.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	September 30, 2019	June 30, 2019	September 30, 2018
Nonaccruing loans:
Residential real estate	$5,286	$6,404	$5,060
Construction	-	-	24
Commercial real estate	6,968	10,876	1,657
Consumer	179	309	211
Commercial business	1,588	3,424	605
Total	14,021	21,013	7,557

Loans 90 days past due accruing interest:
Residential real estate	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	-	-	-
Commercial business	-	-	-
Total	-	-	-

Total nonperforming loans	14,021	21,013	7,557

Foreclosed assets held for sale:
Real estate owned	3,820	3,723	4,926
Other nonperforming assets	71	29	51
Total nonperforming assets	$17,912	$24,765	$12,534

At September 30, 2019, troubled debt restructurings (TDRs) totaled $17.8 million, of which $5.4 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $12.4 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at September 30, 2019, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2019, TDRs totaled $19.0 million, of which $5.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $13.2 million in TDRs at June 30, 2019, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At September 30, 2019, nonperforming assets totaled $17.9 million, as compared to $24.8 million at June 30, 2019, and $12.5 million at September 30, 2018. The decrease in nonperforming assets from fiscal year end was attributable to a decrease in nonaccrual loans, as the Company resolved some of the nonaccrual loans which had been acquired in the Gideon Acquisition. At December 31, 2018, the quarter end immediately following the Gideon Acquisition, nonaccrual loans attributable to the Gideon Acquisition totaled $12.9 million. At September 30, 2019, nonaccrual loans attributable to the Gideon Acquisition totaled $8.0 million, as compared to $10.2 million at June 30, 2019.

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

At September 30, 2019, the Company had outstanding commitments and approvals to extend credit of approximately $354.9 million (including $193.5 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At September 30, 2019, the Bank had pledged $764.3 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $370.9 million, of which $103.7 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $990.4 million, subject to available collateral. Also, at September 30, 2019, the Bank had pledged a total of $270.6 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $202.7 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of September 30 and June 30, 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement has been phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until being fully implemented in January 2019.  The enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

As of September 30, 2019, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$260,576	13.31%	$156,600	8.00%	n/a	n/a
Southern Bank	253,953	13.80%	147,199	8.00%	183,999	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	238,701	12.19%	117,450	6.00%	n/a	n/a
Southern Bank	232,078	12.61%	110,399	6.00%	147,199	8.00%
Tier I Capital (to Average Assets)
Consolidated	238,701	10.77%	88,678	4.00%	n/a	n/a
Southern Bank	232,078	10.49%	88,524	4.00%	110,656	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	223,633	11.42%	88,087	4.50%	n/a	n/a
Southern Bank	232,078	12.61%	82,800	4.50%	119,599	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$256,982	13.22%	$155,536	8.00%	n/a	n/a
Southern Bank	247,199	12.81%	154,364	8.00%	192,954	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	235,768	12.13%	116,652	6.00%	n/a	n/a
Southern Bank	225,985	11.71%	115,773	6.00%	154,364	8.00%
Tier I Capital (to Average Assets)
Consolidated	235,768	10.81%	87,231	4.00%	n/a	n/a
Southern Bank	225,985	10.38%	87,077	4.00%	108,846	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	220,725	11.35%	87,489	4.50%	n/a	n/a
Southern Bank	225,985	11.71%	86,829	4.50%	125,420	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first three months of fiscal year 2020, fixed rate 1- to 4-family residential loan production totaled $27.9 million, as compared to $18.3 million during the same period of the prior fiscal year. At September 30, 2019, the fixed rate residential loan portfolio was $178.5 million with a weighted average maturity of 104 months, as compared to $163.6 million at September 30, 2018, with a weighted average maturity of 98 months. The Company originated $5.3 million in adjustable-rate 1- to 4-family residential loans during the three-month period ended September 30, 2019, as compared to $8.3 million during the same period of the prior fiscal year. At September 30, 2019, fixed rate loans with remaining maturities in excess of 10 years totaled $51.2 million, or 2.7% of net loans receivable, as compared to $50.3 million, or 3.1% of net loans receivable at September 30, 2018. The Company originated $47.8 million in fixed rate commercial and commercial real estate loans during the three-month period ended September 30, 2019, as compared to $103.6 million during the same period of the prior fiscal year.  The Company also originated $10.7 million in adjustable rate commercial and commercial real estate loans during the three-month period ended September 30, 2019, as compared to $17.7 million during the same period of the prior fiscal year. At September 30, 2019, adjustable-rate home equity lines of credit increased to $44.7 million, as compared to $39.9 million at September 30, 2018. At September 30, 2019, the Company’s investment portfolio had an expected weighted-average life of 3.6 years, compared to 4.1 years at September 30, 2018. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of September 30, 2019, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

September 30, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$183,647	$(46,161)	-20%	8.69%	-1.64%
+200 bp	198,612	(31,196)	-14%	9.24%	-1.09%
+100 bp	215,246	(14,561)	-6%	9.84%	-0.49%
0 bp	229,808	-	-	10.33%	0.00%
-100 bp	243,852	14,044	6%	10.80%	0.47%
-200 bp	261,235	31,427	14%	11.45%	1.12%
-300 bp	270,569	40,761	18%	11.83%	1.49%

June 30, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$173,144	$(44,041)	-20%	8.35%	-1.59%
+200 bp	187,179	(30,006)	-14%	8.88%	-1.07%
+100 bp	203,703	(13,483)	-6%	9.49%	-0.46%
0 bp	217,185	-	-	9.94%	0.00%
-100 bp	229,783	12,598	6%	10.37%	0.43%
-200 bp	251,078	33,893	16%	11.19%	1.25%
-300 bp	261,720	44,535	21%	11.63%	1.69%

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

PART I:  Item 4:  Controls and Procedures
SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of September 30, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
7/1/2019 thru 7/31/2019	63,758	$32.50	63,758	350,891
8/1/2019 thru 8/31/2019	16,798	33.21	16,798	334,093
9/1/2019 thru 9/30/2019	5,494	33.43	5,494	328,599
Total	86,050	$32.70	86,050	328,599

Item 3:  Defaults upon Senior Securities

Not applicable

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information

None

Item 6:  Exhibits

Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(i)A	Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri (filed as an exhibit to Southern Missouri's Current Report on Form 8-K filed on November 21, 2016 and incorporated herein by reference)

3.1(i)B	Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri(filed as an exhibit to Southern Missouri's Current Report on Form 8-K filed on November 8, 2018 and incorporated herein by reference)

3.1(ii)
Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	Registrant’s 2017 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)
	2.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	3.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	4.	Employment and Change-in-control Agreements
		(i)	Employment Agreement with Greg A. Steffens
		(ii)	Change-in-control Agreement with Kimberly Capps
		(iii)	Change-in-control Agreement with Matthew Funke
		(iv)	Change-in-control Agreement with Lora Daves
		(v)	Change-in-control Agreement with Justin Cox
		(vi)	Change-in-control Agreement with Mark Hecker
		(vii)	Change-in-control Agreement with Rick Windes
	5.	Director’s Retirement Agreements
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

		(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	6.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2019 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
10.2	Director Fee Arrangements for 2019 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
11	Statement Regarding Computation of Per Share Earnings(filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
31.1 31.2	Rule 13a-14(a)/15-d14(a) Certifications Rule 13a-14(a)/15-d14(a) Certifications
32 101
Section 1350 Certifications
Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: November 12, 2019	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)