Form 10-K/A
period 2019-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2020-02-05
CIK 916907

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 is to insert the signature of our independent registered public accounting firm, BKD, LLP, in their reports contained in Item 8 and Item 9A, and in their consent filed as Exhibit 23, which was omitted from the reports and consent filed with the original Form 10-K.  Other than the inclusion with this Amendment No. 1 of new certifications required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, and an updated list of exhibits in Item 15, this Amendment No. 1 does not modify, or update any other disclosures contained in, our original Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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
/s/ BKD, LLP
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

/s/ BKD, LLP

Decatur, Illinois
September 13, 2019

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
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements
10.2	Director Fee Arrangements for 2019
11	Statement Regarding Computation of Per Share Earnings
14	Code of Conduct and Ethics (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016).
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101	The following financial statements from the Southern Missouri Bancorp, Inc. Annual Report on Form 10-K/A for the fiscal year ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stocholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN MISSOURI BANCORP, INC.

Date:	February 5, 2020	By:	/s/ Greg A. Steffens Greg A. Steffens President and Chief Executive Officer (Duly Authorized Representative)