Form 10-Q
period 2019-12-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2020-02-10
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-23406

SOUTHERN MISSOURI BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2991 Oak Grove Road, Poplar Bluff, Missouri	63901
(Address of principal executive offices)	(Zip Code)

(573) 778-1800

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SMBC	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	No	X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2020
Common Stock, Par Value $0.01	9,210,789 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

INDEX

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND JUNE 30, 2019

(dollars in thousands)	December 31, 2019	June 30, 2019
	(unaudited)

Assets
Cash and cash equivalents	$ 41,043	$ 35,400
Interest-bearing time deposits	972	969
Available for sale securities	175,843	165,535
Stock in FHLB of Des Moines	8,172	5,233
Stock in Federal Reserve Bank of St. Louis	4,350	4,350
Loans receivable, net of allowance for loan losses of $20,814 and $19,903 at December 31, 2019 and June 30, 2019, respectively	1,922,785	1,846,405
Accrued interest receivable	11,292	10,189
Premises and equipment, net	65,006	62,727
Bank owned life insurance – cash surrender value	38,847	38,337
Goodwill	14,089	14,089
Other intangible assets, net	8,334	9,239
Prepaid expenses and other assets	21,116	21,929
Total assets	$ 2,311,849	$ 2,214,402

Liabilities and Stockholders' Equity
Deposits	$ 1,914,614	$ 1,893,695
Securities sold under agreements to repurchase	-	4,376
Advances from FHLB of Des Moines	114,646	44,908
Note payable	3,000	3,000
Accounts payable and other liabilities	13,702	12,889
Accrued interest payable	1,925	2,099
Subordinated debt	15,093	15,043
Total liabilities	2,062,980	1,976,010

Common stock, $0.01 par value; 25,000,000 shares authorized; 9,328,184 and 9,324,659 shares issued, respectively, at December 31, 2019 and June 30, 2019	93	93
Additional paid-in capital	94,650	94,541
Retained earnings	156,459	143,677
Treasury stock of 121,401 and 35,351 shares at December 31, 2019 and June 30, 2019, respectively, at cost	(3,980)	(1,166)
Accumulated other comprehensive income	1,647	1,247
Total stockholders' equity	248,869	238,392
Total liabilities and stockholders' equity	$ 2,311,849	$ 2,214,402

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands except per share data)	2019	2018	2019	2018

INTEREST INCOME:
Loans	$ 25,421	$ 22,785	$ 51,060	$ 43,701
Investment securities	503	738	1,023	1,255
Mortgage-backed securities	691	649	1,408	1,232
Other interest-earning assets	31	35	77	61
Total interest income	26,646	24,207	53,568	46,249
INTEREST EXPENSE:
Deposits	6,448	4,925	13,026	8,934
Securities sold under agreements to repurchase	-	8	-	16
Advances from FHLB of Des Moines	573	932	1,095	1,531
Note payable	34	48	71	83
Subordinated debt	214	226	439	450
Total interest expense	7,269	6,139	14,631	11,014
NET INTEREST INCOME	19,377	18,068	38,937	35,235
PROVISION FOR LOAN LOSSES	388	314	1,284	995
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,989	17,754	37,653	34,240
NONINTEREST INCOME:
Deposit account charges and related fees	1,632	1,286	3,055	2,510
Bank card interchange income	1,311	1,182	2,672	2,245
Loan late charges	121	120	267	214
Loan servicing fees	103	154	233	312
Other loan fees	354	377	597	714
Net realized gains on sale of loans	203	141	476	320
Earnings on bank owned life insurance	253	594	507	840
Other income	357	200	627	328
Total noninterest income	4,334	4,054	8,434	7,483
NONINTEREST EXPENSE:
Compensation and benefits	6,993	6,445	14,118	12,492
Occupancy and equipment, net	2,967	2,671	5,856	5,141
Deposit insurance premiums	-	145	-	283
Legal and professional fees	239	254	422	510
Advertising	283	278	593	593
Postage and office supplies	178	193	361	345
Intangible amortization	441	374	882	770
Bank card network expense	680	496	1,298	991
Other operating expense	1,904	1,696	3,116	2,875
Total noninterest expense	13,685	12,552	26,646	24,000
INCOME BEFORE INCOME TAXES	9,638	9,256	19,441	17,723
INCOME TAXES	1,921	1,802	3,896	3,469
NET INCOME	$ 7,717	$ 7,454	$ 15,545	$ 14,254

Basic earnings per common share	$ 0.84	$ 0.82	$ 1.69	$ 1.57
Diluted earnings per common share	$ 0.84	$ 0.81	$ 1.68	$ 1.57
Dividends per common share	$ 0.15	$ 0.13	$ 0.30	$ 0.26

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(dollars in thousands)	2019	2018	2019	2018

Net income	$ 7,717	$ 7,454	$ 15,545	$ 14,254
Other comprehensive income:
Unrealized gains on securities available-for-sale	247	1,144	513	766
Tax expense	(54)	(320)	(113)	(229)
Total other comprehensive income	193	824	400	537
Comprehensive income	$ 7,910	$ 8,278	$ 15,945	$ 14,791

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX- MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018 (Unaudited)

	For the three- and six- month periods ended December 31, 2019
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF SEPTEMBER 30, 2019	$ 93	$ 94,572	$ 150,123	$ (3,980)	$ 1,454	$ 242,262

Net Income	-	-	7,717	-	-	7,717
Change in unrealized gain on available for sale securities	-	-	-	-	193	193
Dividends paid on common stock	-	-	(1,381)	-	-	(1,381)
($.15 per share)
Stock option expense	-	14	-	-	-	14
Stock grant expense	-	32	-	-	-	32
Exercise of stock options	-	32	-	-	-	32
BALANCE AS OF DECEMBER 31, 2019	$ 93	$ 94,650	$ 156,459	$ (3,980)	$ 1,647	$ 248,869

BALANCE AS OF JUNE 30 , 2019	$ 93	$ 94,541	$ 143,677	$ (1,166)	$ 1,247	$ 238,392

Net Income	-	-	15,545	-	-	15,545
Change in unrealized gain on available for sale securities	-	-	-	-	400	400
Dividends paid on common stock	-	-	(2,763)	-	-	(2,763)
($.30 per share)
Stock option expense	-	31	-	-	-	31
Stock grant expense	-	46	-	-	-	46
Exercise of stock options	-	32	-	-	-	32
Treasury stock purchased	-	-	-	(2,814)	-	(2,814)
BALANCE AS OF DECEMBER 31, 2019	$ 93	$ 94,650	$ 156,459	$ (3,980)	$ 1,647	$ 248,869

	For the three- and six- month periods ended December 31, 2018
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF SEPTEMBER 30, 2018	$ 90	$ 83,437	$ 125,167	$ -	$ (2,632)	$ 206,062

Net Income	-	-	7,454	-	-	7,454
Change in unrealized loss on available for sale securities	-	-	-	-	824	824
Dividends paid on common stock	-	-	(1,170)	-	-	(1,170)
($.13 per share)
Stock option expense	-	9	-	-	-	9
Stock grant expense	-	93	-	-	-	93
Common stock issued	3	10,754	-	-	-	10,757
BALANCE AS OF DECEMBER 31, 2018	$ 93	$ 94,293	$ 131,451	$ -	$ (1,808)	$ 224,029

BALANCE AS OF JUNE 30, 2018	$ 90	$ 83,413	$ 119,536	$ -	$ (2,345)	$ 200,694

Net Income	-	-	14,254	-	-	14,254
Change in unrealized loss on available for sale securities	-	-	-	-	537	537
Dividends paid on common stock	-	-	(2,339)	-	-	(2,339)
($.26 per share)
Stock option expense	-	18	-	-	-	18
Stock grant expense	-	108	-	-	-	108
Common stock issued	3	10,754	-	-	-	10,757
BALANCE AS OF DECEMBER 31, 2018	$ 93	$ 94,293	$ 131,451	$ -	$ (1,808)	$ 224,029

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2019	2018

Cash Flows From Operating Activities:
Net Income	$ 15,545	$ 14,254
Items not requiring (providing) cash:
Depreciation	1,870	1,614
Loss on disposal of fixed assets	331	8
Stock option and stock grant expense	109	126
(Loss) gain on sale/write-down of REO	(47)	132
Amortization of intangible assets	882	770
Amortization of purchase accounting adjustments	(919)	(1,629)
Increase in cash surrender value of bank owned life insurance (BOLI)	(507)	(840)
Provision for loan losses	1,284	995
Net amortization of premiums and discounts on securities	594	452
Originations of loans held for sale	(17,504)	(14,689)
Proceeds from sales of loans held for sale	17,696	14,934
Gain on sales of loans held for sale	(476)	(320)
Changes in:
Accrued interest receivable	(1,103)	(1,071)
Prepaid expenses and other assets	(781)	2,540
Accounts payable and other liabilities	853	(512)
Deferred income taxes	13	(188)
Accrued interest payable	(174)	364
Net cash provided by operating activities	17,666	16,940

Cash flows from investing activities:
Net increase in loans	(77,289)	(94,716)
Net change in interest-bearing deposits	(2)	242
Proceeds from maturities of available for sale securities	21,740	13,650
Net purchases of Federal Home Loan Bank stock	-	(2,617)
Net purchases of Federal Reserve Bank of St. Louis stock	(2,939)	-
Purchases of available-for-sale securities	(32,130)	(10,017)
Purchases of premises and equipment	(2,647)	(5,381)
Net cash paid for acquisition	-	(8,377)
Investments in state & federal tax credits	(599)	(231)
Proceeds from sale of fixed assets	155	-
Proceeds from sale of foreclosed assets	999	1,753
Proceeds from BOLI claim	-	544
Net cash used in investing activities	(92,712)	(105,150)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	37,571	(63,690)
Net (decrease) increase in certificates of deposits	(16,605)	109,146
Net (decrease) increase in securities sold under agreements to repurchase	(4,376)	1,158
Proceeds from Federal Home Loan Bank advances	313,850	327,500
Repayments of Federal Home Loan Bank advances	(244,174)	(267,107)
Proceeds from issuance of long term debt	-	(4,400)
Purchase of treasury stock	(2,814)	-
Dividends paid on common stock	(2,763)	(2,339)
Net cash provided by financing activities	80,689	100,268

Increase in cash and cash equivalents	5,643	12,058
Cash and cash equivalents at beginning of period	35,400	26,326
Cash and cash equivalents at end of period	$ 41,043	$ 38,384

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2019 AND 2018 (Unaudited)

	Six months ended
	December 31,
(dollars in thousands)	2019	2018

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 365	$ 1,623
Conversion of loans to repossessed assets	59	20
Right of use assets obtained in exchange for lease obligations: Operating Leases	1,996	-

The Company purchased all of the capital stock of Gideon for $22,028 on November 21, 2018.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	-	216,772
Less: common stock issued	-	10,757
Cash paid for the capital stock	-	11,271
Liabilities assumed	-	194,744

Cash paid during the period for:
Interest (net of interest credited)	$ 2,223	$ 2,539
Income taxes	711	795

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and six- month periods ended December 31, 2019, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2019, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities.  SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC.  Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT.  At December 31, 2019, assets of the REIT were approximately $751 million, and consisted primarily of loan participations acquired from the Bank.

The Bank is primarily engaged in providing a full range of banking and financial services to individuals and corporate customers in its market areas. The Bank and Company are subject to competition from other financial institutions. The Bank and Company are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company’s investment or loan portfolios resulting from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of the investment portfolio, collateral underlying loans receivable, and the value of the Company’s investments in real estate.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $5.3 million and $6.9 million at December 31 and June 30, 2019, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  As of June 30, 2019, there was no impairment indicated, and the Company believes there continues to be no impairment of goodwill at December 31, 2019.

Other Intangible Assets.  The Company’s other intangible assets at December 31, 2019 included gross core deposit intangibles of $14.7 million with $7.8 million accumulated amortization and mortgage servicing rights of $1.4 million. At June 30, 2019, the Company’s intangible assets included gross core deposit intangibles of $14.7 million with $6.9 million accumulated amortization and mortgage servicing rights of $1.5 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $882,000 in the remainder of fiscal 2020, $1.3 million in fiscal 2021 through fiscal 2024, and $1.0 million in total thereafter. As of June 30, 2019, there was no impairment indicated, and the Company believes there continues to be no impairment of other intangible assets at December 31, 2019.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income includes unrealized appreciation on available-for-sale securities, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, and changes in the funded status of defined benefit pension plans.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting.  Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.   The Update was effective for the Company July 1, 2019.   Adoption of the standard allows the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at December 31, 2019, which included five leased properties and numerous office equipment leases, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption.  In the first quarter of 2020, the Company recognized a ROU asset and corresponding lease liability for all leases of approximately $2.0 million based on the lease portfolio at that time.  The Company’s new leases, lease terminations, and lease modifications and renewals will impact the amount of ROU asset and corresponding lease liability recognized.  The Company’s leases are all currently “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense is anticipated.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$3,291	$5	$(1)	$3,295
State and political subdivisions	41,445	811	(18)	42,238
Other securities	5,172	78	(227)	5,023
Mortgage-backed GSE residential	123,769	1,724	(206)	125,287
Total investments and mortgage-backed securities	$173,677	$2,618	$(452)	$175,843

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$7,284	$1	$(15)	$7,270
State and political subdivisions	42,123	728	(68)	42,783
Other securities	5,176	75	(198)	5,053
Mortgage-backed GSE residential	109,297	1,449	(317)	110,429
Total investments and mortgage-backed securities	$163,880	$2,253	$(598)	$165,535

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2019
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$ 4,801	$ 4,805
After one year but less than five years	8,495	8,569
After five years but less than ten years	17,376	17,663
After ten years	19,236	19,519
Total investment securities	49,908	50,556
Mortgage-backed securities	123,769	125,287
Total investments and mortgage-backed securities	$ 173,677	$ 175,843

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $123.8 million at December 31, 2019 and $143.7 million at June 30, 2019.  The securities pledged consist of marketable securities, including $1.6 million and $5.6 million of U.S. Government and Federal Agency Obligations, $36.5 million and $47.3 million of Mortgage-Backed Securities, $51.8 million and $55.7 million of Collateralized Mortgage Obligations, $33.8 million and $34.9 million of State and Political Subdivisions Obligations, and $200,000 and $300,000 of Other Securities at December 31 and June 30, 2019, respectively.

The following tables reflect the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2019:

	December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$998	$1	$998	$1
Obligations of state and political subdivisions	2,293	9	2,192	9	4,485	18
Other securities	-	-	949	227	949	227
Mortgage-backed securities	33,472	141	10,263	65	43,735	206
Total investments and mortgage- backed securities	$35,765	$150	$14,402	$302	$50,167	$452

	June 30, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$$6,969	$15	$6,969	$15
Obligations of state and political subdivisions	-	-	8,531	68	8,531	68
Other securities	-	-	985	198	985	198
Mortgage-backed securities	1,175	1	34,148	316	35,323	317
Total investments and mortgage- backed securities	$1,175	$1	$50,633	$597	$51,808	$598

Other securities.  At December 31, 2019, there were two pooled trust preferred securities with an estimated fair value of $752,000 and unrealized losses of $222,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The December 31, 2019, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.6 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. The Company’s cash flow analysis indicates that cash interest payments are expected to continue for both securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The Company does not believe any other individual unrealized loss as of December 31, 2019, represents other-than-temporary impairment (OTTI). However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the OTTI is identified.

Credit losses recognized on investments.  During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the three- and six- month periods ended December 31, 2019 and 2018.

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	December 31, 2019	June 30, 2019
Real Estate Loans:
Residential	$539,416	$491,992
Construction	169,195	123,287
Commercial	850,476	840,777
Consumer loans	101,621	97,534
Commercial loans	355,275	355,874
	2,015,983	1,909,464
Loans in process	(72,381)	(43,153)
Deferred loan fees, net	(3)	(3)
Allowance for loan losses	(20,814)	(19,903)
Total loans	$1,922,785	$1,846,405

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

The Company also originates loans secured by multi-family residential properties that are often located outside the Company’s primary lending area but made to borrowers who operate within the Company’s primary market area.  The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities typically up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Company to include an interest rate “floor” and “ceiling” in the loan agreement. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property.

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

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally secured by mortgage loans for the construction of owner-occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner-occupied commercial real estate. During construction, these loans typically require monthly interest-only payments and have maturities ranging from six to twelve months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate.

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity.  Such extensions are typically executed in incremental three month periods to facilitate project completion.  The Company’s average term of construction loans is approximately eight months.  During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment.  Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk.  At December 31, 2019, construction loans outstanding included 64 loans, totaling $30.0 million, for which a modification had been agreed to.  At June 30, 2019, construction loans outstanding included 59 loans, totaling $27.2 million, for which a modification had been agreed to. All modifications were solely for the purpose of extending the maturity date due to conditions described above.  None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Consumer loans are typically originated with fixed rates for terms of up to five years, with the exception of home equity lines of credit, which are typically originated with adjustable rates, tied to the prime rate of interest, and for a period of ten years.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of December 31 and June 30, 2019, and activity in the allowance for loan losses for the three- and six- month periods ended December 31, 2019 and 2018:

	At period end and for the six months ended December 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	160	292	413	92	327	1,284
Losses charged off	(172)	-	-	(97)	(147)	(416)
Recoveries	18	-	15	9	1	43
Balance, end of period	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$538,121	$95,518	$835,045	$101,621	$349,186	$1,919,491
Ending Balance: loans acquired with deteriorated credit quality	$1,295	$1,296	$15,431	$-	$6,089	$24,111

	For the three months ended December 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,572	$1,539	$9,789	$1,074	$4,736	$20,710
Provision charged to expense	294	118	37	(4)	(57)	388
Losses charged off	(172)	-	-	(26)	(112)	(310)
Recoveries	18	-	1	6	1	26
Balance, end of period	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814

	At period end and for the six months ended December 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	415	94	319	80	87	995
Losses charged off	(9)	-	(120)	(20)	(47)	(196)
Recoveries	1	-	3	5	1	10
Balance, end of period	$3,633	$1,191	$8,995	$967	$4,237	$19,023
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,633	$1,191	$8,995	$967	$4,237	$19,023
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended December 31, 2018
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,349	$1,293	$8,733	$981	$4,434	$18,790
Provision charged to expense	293	(102)	284	(11)	(150)	314
Losses charged off	(9)	-	(25)	(3)	(47)	(84)
Recoveries	-	-	3	-	-	3
Balance, end of period	$3,633	$1,191	$8,995	$967	$4,237	$19,023

	At June 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$490,307	$78,826	$821,415	$97,534	$349,681	$1,837,763
Ending Balance: loans acquired with deteriorated credit quality	$1,685	$1,308	$19,362	$-	$6,193	$28,548

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of December 31 and June 30, 2019. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	December 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$532,574	$96,814	$813,762	$101,258	$342,224
Watch	1,009	-	20,812	166	6,255
Special Mention	103	-	3,436	26	-
Substandard	5,730	-	12,466	171	6,796
Doubtful	-	-	-	-	-
Total	$539,416	$96,814	$850,476	$101,621	$355,275

	June 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$482,869	$80,134	$802,479	$97,012	$341,069
Watch	1,236	-	21,693	170	7,802
Special Mention	103	-	3,463	26	-
Substandard	7,784	-	13,142	291	7,003
Doubtful	-	-	-	35	-
Total	$491,992	$80,134	$840,777	$97,534	$355,874

The above amounts include purchased credit impaired loans. At December 31, 2019, purchased credited impaired loans comprised $6.0 million of credits rated “Pass”; $10.6 million of credits rated “Watch”; none rated “Special Mention”; $7.5 million of credits rated “Substandard”; and none rated “Doubtful”. At June 30, 2019,  purchased credit impaired loans accounted for $6.9 million of credits rated “Pass”; $10.4 million of credits rated “Watch”; none rated “Special Mention”; $11.2 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2019.  These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	December 31, 2019
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$1,457	$1,246	$1,442	$4,145	$535,271	$539,416	$-
Construction	-	-	-	-	96,814	96,814	-
Commercial	576	296	3,020	3,892	846,584	850,476	-
Consumer loans	475	136	173	784	100,837	101,621	1
Commercial loans	277	230	225	732	354,543	355,275	-
Total loans	$2,785	$1,908	$4,860	$9,553	$1,934,049	$1,943,602	$1

	June 30, 2019
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$227	$1,054	$1,714	$2,995	$488,997	$491,992	$-
Construction	-	-	-	-	80,134	80,134	-
Commercial	296	1	5,617	5,914	834,863	840,777	-
Consumer loans	128	46	176	350	97,184	97,534	-
Commercial loans	424	25	1,902	2,351	353,523	355,874	-
Total loans	$1,075	$1,126	$9,409	$11,610	$1,854,701	$1,866,311	$-

At December 31, 2019 there were no purchased credit impaired loans that were greater than 90 days past due.  At June 30, 2019 there was one purchased credit impaired loan with net fair value of $3.1 million that was greater than 90 days past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of December 31 and June 30, 2019. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	December 31, 2019
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$4,086	$4,322	$-
Construction real estate	1,295	1,340	-
Commercial real estate	22,008	26,310	-
Consumer loans	-	-	-
Commercial loans	6,813	8,073	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$4,086	$4,322	$-
Construction real estate	$1,295	$1,340	$-
Commercial real estate	$22,008	$26,310	$-
Consumer loans	$-	$-	$-
Commercial loans	$6,813	$8,073	$-

	June 30, 2019
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$5,104	$5,341	$-
Construction real estate	1,330	1,419	-
Commercial real estate	26,410	31,717	-
Consumer loans	8	8	-
Commercial loans	6,999	9,187	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$5,104	$5,341	$-
Construction real estate	$1,330	$1,419	$-
Commercial real estate	$26,410	$31,717	$-
Consumer loans	$8	$8	$-
Commercial loans	$6,999	$9,187	$-

The above amounts include purchased credit impaired loans. At December 31, 2019, purchased credit impaired loans comprised $24.1 million of impaired loans without a specific valuation allowance.  At June 30, 2019, purchased credit impaired loans comprised $28.5 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	December 31, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,482	$22
Construction Real Estate	1,300	36
Commercial Real Estate	15,756	340
Consumer Loans	-	-
Commercial Loans	5,760	121
Total Loans	$24,298	$519

	For the three-month period ended
	December 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,844	$28
Construction Real Estate	1,295	41
Commercial Real Estate	13,186	429
Consumer Loans	-	-
Commercial Loans	3,356	102
Total Loans	$19,681	$600

	For the six-month period ended
	December 31, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,549	$45
Construction Real Estate	1,302	84
Commercial Real Estate	16,958	675
Consumer Loans	-	-
Commercial Loans	5,904	214
Total Loans	$25,713	$1,018

	For the six-month period ended
	December 31, 2018
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,300	$61
Construction Real Estate	1,295	142
Commercial Real Estate	11,327	799
Consumer Loans	-	-
Commercial Loans	3,054	718
Total Loans	$17,976	$1,720

Interest income on impaired loans recognized on a cash basis in the three- and six- month periods ended December 31, 2019 and 2018, was immaterial.

For the three- and six- month periods ended December 31, 2019, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $79,000 and $163,000, as compared to $144,000 and $1.1 million, for the three- and six- month periods ended December 31, 2018.

The following table presents the Company’s nonaccrual loans at December 31 and June 30, 2019. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected.  The table excludes performing troubled debt restructurings.

(dollars in thousands)	December 31, 2019	June 30, 2019
Residential real estate	$4,397	$6,404
Construction real estate	-	-
Commercial real estate	5,212	10,876
Consumer loans	179	309
Commercial loans	631	3,424
Total loans	$10,419	$21,013

The above amounts include purchased credit impaired loans.  At December 31, 2019 there were no purchased credit impaired loans on nonaccrual.  At June 30, 2019, purchased credit impaired loans comprised $4.1 million of nonaccrual loans.

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

During the three- and six- month periods ended December 31, 2019 and 2018, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	December 31, 2019		December 31, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$707
Construction real estate	-	-	-	-
Commercial real estate	-	-	4	962
Consumer loans	-	-	-	-
Commercial loans	-	-	1	20
Total	-	$-	6	$1,689

	For the six-month periods ended
	December 31, 2019		December 31, 2018
(dollars in thousands)	Number of	Recorded	Number of	Recorded
	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$707
Construction real estate	-	-	-	-
Commercial real estate	-	-	7	2,264
Consumer loans	-	-	-	-
Commercial loans	-	-	2	89
Total	-	$-	10	$3,060

Performing loans classified as TDRs and outstanding at December 31 and June 30, 2019, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	December 31, 2019		June 30, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	9	$967	10	$1,130
Construction real estate	-	-	-	-
Commercial real estate	16	7,884	20	6,529
Consumer loans	-	-	-	-
Commercial loans	10	5,963	10	5,630
Total	35	$14,814	40	$13,289

The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of December 31 and June 30, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $823,000 and $752,000, respectively. In addition, as of December 31 and June 30, 2019, the Company had residential mortgage loans and home equity loans with a carrying value of $516,000 and $493,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 5: Accounting for Certain Loans Acquired in a Transfer

During the fiscal years ended June 30, 2011, 2015, 2017, and 2019, the Company acquired certain loans which evidenced deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using the Bank’s internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31 and June 30, 2019. The amount of these loans is shown below:

(dollars in thousands)	December 31, 2019	June 30, 2019
Residential real estate	$1,532	$1,921
Construction real estate	1,340	1,397
Commercial real estate	19,733	24,669
Consumer loans	-	-
Commercial loans	7,349	8,381
Outstanding balance	$$29,954	$$36,368
Carrying amount, net of fair value adjustment of $5,844 and $7,821 at December 31, 2019 and June 30, 2019, respectively	$$24,110	$$28,547

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	December 31, 2019	December 31, 2018
Balance at beginning of period	$183	$305
Additions	-	102
Accretion	(79)	(144)
Reclassification from nonaccretable difference	83	108
Disposals	-	-
Balance at end of period	$187	$371

	For the six-month period ended
(dollars in thousands)	December 31, 2019	December 31, 2018
Balance at beginning of period	$220	$589
Additions	-	102
Accretion	(163)	(1,089)
Reclassification from nonaccretable difference	130	973
Disposals	-	(204)
Balance at end of period	$187	$371

During the three- and six- month periods ended December 31, 2019 and December 31, 2018, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	December 31, 2019	June 30, 2019
Land	$12,404	$12,414
Buildings and improvements	54,561	54,304
Construction in progress	973	466
Furniture, fixtures, equipment and software	17,588	16,514
Automobiles	107	107
Operating leases right of use assets	1,988	-
	87,621	83,805
Less accumulated depreciation	22,615	21,078
	$$65,006	$$62,727

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use (“ROU”) asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).  The Company has five leased properties and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months.

Adoption of this ASU resulted in the Company recognizing a ROU asset and corresponding lease liability of $437,000, while entry into a new operating lease agreement during the three-month period ended September 30, 2019, resulted in the recognition of a ROU asset and corresponding lease liability of $1.6 million.

All of the leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets.  With the adoption of ASU 2016-02, these operating leases are now included as a ROU asset in the premises and equipment line item on the Company’s consolidated balance sheets.  The corresponding lease liability is included in the accounts payable and other liabilities line item on the Company’s consolidated balance sheets.  Because these leases are classified as operating leases, the adoption of the new standard did not have a material effect on lease expense on the Company’s consolidated statements of income.

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

At or For the
Six Months Ended
(dollars in thousands)	December 31, 2019
Consolidated Balance Sheet
Operating leases right of use asset	$1,988
Operating leases liability	$1,988

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$109
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$78
ROU assets obtained in exchange for operating lease obligations:	$2,004

For the three- and six- month periods ended December 31, 2019, lease expense was $52,000 and $109,000, respectively, and was $51,000 and $129,000 for the three- and six- month periods ended December 31, 2018, respectively.  At December 31, 2019, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2020	$77
2021	269
2022	243
2023	243
2024	243
2025	243
Thereafter	1,599
Future lease payments expected	$$2,917

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases.   For the three- and six- month periods ended December 31, 2019, income recognized from these lessor agreements was $80,000 and $162,000, respectively, and was included in net occupancy and equipment expense.

Note 7:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	December 31, 2019	June 30, 2019
Non-interest bearing accounts	$223,604	$218,889
NOW accounts	658,073	639,219
Money market deposit accounts	204,143	188,355
Savings accounts	166,140	167,973
Certificates	662,654	679,259
Total Deposit Accounts	$1,914,614	$1,893,695

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018

(dollars in thousands except per share data)
Net income	$7,717	$7,454	$15,545	$14,254

Average Common shares – outstanding basic	9,202,052	9,136,873	9,217,155	9,066,597
Stock options under treasury stock method	10,847	11,860	9,675	12,342
Average Common shares – outstanding diluted	9,212,899	9,148,733	9,226,830	9,078,939

Basic earnings per common share	$0.84	$0.82	$1.69	$1.57
Diluted earnings per common share	$0.84	$0.81	$1.68	$1.57

At December 31, 2019, no options outstanding had an exercise price in excess of the market price.  At December 31, 2018, 13,500 options outstanding had an exercise price in excess of the market price.

Note 9: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2015 and before.  The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the six-month periods ended
(dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Income taxes
Current	$1,915	$3,368	$3,884	$5,029
Deferred	6	(1,566)	12	(1,560)
Total income tax provision	$1,921	$1,802	$3,896	$3,469

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	December 31, 2019	June 30, 2019
Deferred tax assets:
Provision for losses on loans	$4,873	$4,601
Accrued compensation and benefits	567	692
NOL carry forwards acquired	174	199
Minimum Tax Credit	130	130
Unrealized loss on other real estate	51	134
Purchase accounting adjustments	-	255
Losses and credits from LLC's	1,100	1,206
Total deferred tax assets	6,895	7,217

Deferred tax liabilities:
Purchase accounting adjustments	164	-
Depreciation	1,411	1,749
FHLB stock dividends	120	120
Prepaid expenses	238	313
Unrealized gain on available for sale securities	477	364
Other	-	61
Total deferred tax liabilities	2,410	2,607

Net deferred tax asset	$4,485	$$4,610

As of December 31, 2019 the Company had approximately $963,000 and $1.7 million in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the August 2014 acquisition of Peoples Service Company.  The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Tax at statutory rate	$2,024	$1,944	$$4,083	$3,722
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(113)	(77)	(226)	(149)
State tax, net of Federal benefit	87	101	196	224
Cash surrender value of Bank-owned life insurance	(53)	(125)	(106)	(176)
Tax credit benefits	(4)	(68)	(6)	(136)
Other, net	(20)	27	(45)	(16)
Actual provision	$1,921	$1,802	$3,896	$3,469

For the three- and six- month periods ended December 31, 2019 and December 31, 2018, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees.  The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2019; for fiscal 2020, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions.   During the three- and six- month periods ended December 31, 2019, retirement plan expenses recognized for the Plan totaled approximately $343,000 and $724,000, respectively, as compared to $293,000 and $634,000, respectively, for the same period of the prior fiscal year.  Employee deferrals and safe harbor contributions are fully vested.  Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At December 31, 2019, the current rate was 4.65%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2019, the current rate was 4.34%. The carrying value of the debt securities was approximately $2.7 million at December 31, 2019 and $2.6 million at June 30, 2019.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At December 31, 2019, the current rate was 3.69%.  The carrying value of the debt securities was approximately $5.2 million at December 31 and June 30, 2019.

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

Level 1Quoted prices in active markets for identical assets or liabilities

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and June 30, 2019:

	Fair Value Measurements at December 31, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$3,295	$-	$3,295	$-
State and political subdivisions	42,238	-	42,238	-
Other securities	5,023	-	5,023	-
Mortgage-backed GSE residential	125,287	-	125,287	-

	Fair Value Measurements at June 30, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$7,270	$-	$7,270	$-
State and political subdivisions	42,783	-	42,783	-
Other securities	5,053	-	5,053	-
Mortgage-backed GSE residential	110,429	-	110,429	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2019:

Fair Value Measurements at December 31 , 2019, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$553	$-	$-	$553

Fair Value Measurements at June 30, 2019, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Foreclosed and repossessed assets held for sale	$2,430	$-	$-	$2,430

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the six-month periods ended December 31, 2019 and 2018:

	For the six months ended
(dollars in thousands)	December 31, 2019	December 31, 2018
Foreclosed and repossessed assets held for sale	$(96)	$(222)
Total (losses) gains on assets measured on a non-recurring basis	$(96)	$(222)

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

(dollars in thousands)	Fair value at December 31 , 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$553	Third party appraisal	Marketability discount	0.0% - 39.4%	11.2%

(dollars in thousands)	Fair value at June 30, 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted-average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,430	Third party appraisal	Marketability discount	5.1% - 77.0%	35.2%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at December 31 and June 30, 2019.

	December 31, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$41,043	$41,043	$-	$-
Interest-bearing time deposits	972	-	972	-
Stock in FHLB	8,172	-	8,172	-
Stock in Federal Reserve Bank of St. Louis	4,350	-	4,350	-
Loans receivable, net	1,922,785	-	-	1,921,273
Accrued interest receivable	11,292	-	11,292	-
Financial liabilities
Deposits	1,914,614	1,248,527	-	663,687
Securities sold under agreements to repurchase	-	-	-	-
Advances from FHLB	114,646	-	115,309	-
Note payable	3,000	-	-	3,000
Accrued interest payable	1,925	-	1,925	-
Subordinated debt	15,093	-	-	14,579
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,400	$35,400	$-	$-
Interest-bearing time deposits	969	-	969	-
Stock in FHLB	5,233	-	5,233	-
Stock in Federal Reserve Bank of St. Louis	4,350	-	4,350	-
Loans receivable, net	1,846,405	-	-	1,823,040
Accrued interest receivable	10,189	-	10,189	-
Financial liabilities
Deposits	1,893,695	1,214,606	-	678,301
Securities sold under agreements to repurchase	4,376	-	4,376	-
Advances from FHLB	44,908	-	45,547	-
Note payable	3,000	-	-	3,000
Accrued interest payable	2,099	-	2,099	-
Subordinated debt	15,043	-	-	15,267
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13:  Business Combinations

On January 17, 2020 the Company announced the signing of an agreement and plan of merger whereby Central Federal Bancshares, Inc. (“Central”), and its wholly owned subsidiary, Central Federal Savings and Loan Association (“Central Federal”), will be acquired by the Company in an all-cash transaction valued at approximately $24.0 million. At September 30, 2019, Central held consolidated assets of $69 million, loans, net of allowance, of $53 million, and deposits of $46 million. The transaction is expected to close late in the second quarter of calendar year 2020, subject to satisfaction of customary closing conditions, including regulatory and Central shareholder approvals.  The acquired financial institution is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Central.  Through December 31, 2019, the Company incurred $25,000 of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statement of income for the three- and six- month periods ended December 31, 2019.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2019, the Bank operated from its headquarters, 44 full-service branch offices, and two limited-service branch offices.  The Bank owns the office building and related land in which its headquarters are located, and 42 of its other branch offices.  The remaining four branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at December 31, 2019, and results of operations for the three- and six- month periods ended December 31, 2019 and 2018.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•expected cost savings, synergies and other benefits from our merger and acquisition activities, including our ongoing and recently completed acquisitions, might not be realized within the anticipated time frames, to the extent anticipated, or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected;

•the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•fluctuations in interest rates and in real estate values;

•monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

•the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

•fluctuations in real estate values and both residential and commercial real estate markets, as well as agricultural business conditions;

•demand for loans and deposits in our market area;

•legislative or regulatory changes that adversely affect our business;

•changes in accounting principles, policies, or guidelines;

•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;

•the impact of technological changes; and

•our success at managing the risks involved in the foregoing.

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

During the first six months of fiscal 2020, we grew our balance sheet by $97.4 million. Balance sheet growth was primarily attributable to loan growth, as loans, net of the allowance for loan losses, increased $76.4 million. Available-for-sale (AFS) securities increased $10.3 million, and cash equivalents and time deposits increased a combined $5.6 million. Deposits increased $20.9 million. During the fiscal year to date, the Company has experienced a decrease of $1.8 million in public unit deposits, and a decrease of $21.4 million in brokered certificates of deposit, partially offset by an increase of $11.8 million in brokered nonmaturity deposits. Securities sold under agreements to repurchase decreased by $4.4 million. Advances from the Federal Home Loan Bank (FHLB) increased $69.7 million, attributable to the Company’s use of this funding source to fund loan growth in excess of deposit growth and to replace brokered funding. Equity increased $10.5 million, attributable to retention of net income and an increase in other comprehensive income, partially offset by cash dividends and share repurchases.

Net income for the first six months of fiscal 2020 was $15.5 million, an increase of $1.3 million, or 9.1% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s increase in net income was the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses. Diluted net income available to common shareholders was $1.68 per share for the first six months of fiscal 2020, as compared to $1.57 per share for the same period of the prior fiscal year. For the first six months of fiscal 2020, net interest income increased $3.7 million, or 10.5%; noninterest income increased $950,000, or 12.7%; noninterest expense increased $2.6 million, or 11.0%, provision for income taxes increased $427,000, or 12.3%; and provision for loan losses increased $289,000, or 29.0%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first six months of fiscal 2020 generally moved lower, notably from early August to early September, before yields recovered somewhat later in the period. The yield curve inverted at times, before becoming more positively-sloped late in the period. At December 31, 2019, as compared to June 30, 2019, the yield on two-year treasuries dropped to 1.58% from 1.75%; the yield on five-year treasuries dropped to 1.69% from 1.76%; the yield on ten-year treasuries dropped to 1.92% from 2.00%; and the yield on 30-year treasuries dropped from 2.52% to 2.39%. The spread between two- and ten-year treasuries was little changed at period end, though it was much narrower for a good part of the period, and inverted briefly in late August. As compared to the first six months of the prior fiscal year, our average yield on earning assets increased by 17 basis points, primarily reflecting loans originated and renewed at higher market rates reflecting increases through December 2018 by the Federal Reserve’s Open Market Committee (FOMC), and partially offset by inclusion in the prior period’s results of larger benefits from discount accretion on acquired loan portfolios (see “Results of Operations: Comparison of the three-month periods ended December 31, 2019 and 2018 – Net Interest Income”). Our asset yields began to decline in the second quarter of fiscal 2020, however. The FOMC increased targeted overnight rates by 25 basis points in each of March, June, September, and December of 2018, and then lowered rates by 25 basis points in each of July, September, and October of 2019. While the Company’s cost of funds began to decline in the second quarter of fiscal 2020, the slope of the yield curve remains concerning. Our average cost of interest-bearing deposits increased by 31 basis points, and our average cost of interest-bearing liabilities increased 25 basis points, when comparing the current six-month period with the same period of the prior fiscal year.

Net interest income increased $3.7 million, or 10.5%, as the Company saw an increase of 12.1% in average interest earning assets, partially offset by a decline in the net interest margin. Our net interest margin decreased 5 basis points when comparing the first six months of fiscal 2020 to the same period of the prior fiscal year. The decrease was attributable primarily to an increased cost of funds and smaller benefits from the accretion of the discounts on acquired loans carried at fair value, partially offset by increased asset yields generally. Benefits attributable to accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulting from the 2014 acquisition of Peoples Bank of the Ozarks (the Peoples Acquisition), the 2017 acquisition of Capaha Bank (the Capaha Acquisition), the February 2018 acquisition of Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition), and the November 2018 acquisition of Gideon Bancshares Company and its subsidiary, First Commercial Bank (the Gideon Acquisition) totaled $1.0 million in the first six months of fiscal 2020, as compared to $1.7 million in the same period a year ago. In the current period, this component of net interest income contributed 10 basis points to the net interest margin, a decrease from a contribution of 18 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, particularly those acquired from the Peoples Acquisition and the Capaha Acquisition, though the Gideon Acquisition partially offsets that decline, as there was no comparable item for much of the same period a year ago. In the six-month period a year ago, resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha Acquisition resulted in notably higher levels of discount accretion. The

Company generally expects this component of net interest income to decline over time. Also, the Company recognized an additional $608,000 in interest income as a result of the resolution of nonperforming loans during the first six months of fiscal 2020. The recognition of interest income on these loans contributed six basis points to the net interest margin, without material comparable items in the year ago period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the six-month period ended December 31, 2019, noninterest income increased $950,000, or 12.7%, as compared to the same period of the prior fiscal year, attributable primarily to deposit account service charges, bank card interchange income, wealth management and insurance brokerage commissions, and gains realized on sales of residential loans originated for sale into the secondary market, partially offset by decreases in earnings on bank-owned life insurance, loan fees, and loan servicing income. Earnings on bank-owned life insurance decreased due to the inclusion in the prior period’s results of a nonrecurring benefit realized in that quarter. Noninterest expense for the three-month period ended December 31, 2019, increased $2.6 million, or 11.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, and losses realized on disposition of fixed assets, partially offset by decreases in deposit insurance premiums and legal and professional fees. There was a limited amount of charges related to merger and acquisition activity in the current period, as compared to charges of $597,000 in the same period of the prior fiscal year.

Increases in net interest income, noninterest income, and noninterest expense were attributable in part to the Gideon Acquisition, which was completed in November 2018, and for which results of operations would be included in the full six-month period in the current fiscal year-to-date, while its results of operations were only included for a limited period of the prior fiscal year-to-date.

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

Comparison of Financial Condition at December 31 and June 30, 2019

The Company experienced balance sheet growth in the six months of fiscal 2020, with total assets of $2.3 billion at December 31, 2019, reflecting an increase of $97.5 million, or 4.4%, as compared to June 30, 2019. Asset growth was comprised mainly of increases in loans and available-for-sale (“AFS”) securities.

Available-for-sale (AFS) securities were $175.8 million at December 31, 2019, an increase of $10.3 million, or 6.2%, as compared to June 30, 2019. Cash equivalents and time deposits were a combined $42.0 million, an increase of $5.6 million, or 15.5%, as compared to June 30, 2019.

Loans, net of the allowance for loan losses, were $1.9 billion at December 31, 2019, an increase of $76.4 million, or 4.1%, as compared to June 30, 2019. The portfolio primarily saw growth in residential real estate loans, funded balances in construction loans, commercial real estate loans, and consumer loans, partially offset by a small decline in commercial operating and equipment loans. Residential real estate loan balances were higher as the Company saw increases both in loans secured by one- to four-family real estate and multifamily real estate. Construction loan balances were increased as a result of both draws on existing construction loans and new loan originations. Commercial real estate loans were increased primarily due to loans secured by nonresidential properties, partially offset by decreases in loans secured by agricultural real estate. Growth in consumer loans consisted primarily of loans secured by deposits, and home equity line of credit balances. The decrease in commercial loan balances primarily reflected modest seasonal paydowns in agricultural operating loans, partially offset by a modest increase in other commercial and industrial loan balances.

Deposits were $1.9 billion at December 31, 2019, an increase of $20.9 million, or 1.1%, as compared to June 30, 2019. Deposit growth was partially offset by a reduction in brokered deposits, which declined on net by $9.6 million, reflecting a decrease in brokered time deposits of $21.4 million, and an increase in brokered money market deposits of $11.8 million. Brokered time deposits were $23.5 million, and brokered money market deposits were $20.1 million, at December 31, 2019. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. Public unit balances were $265.0 million at December 31, 2019, a decrease of $1.8 million as compared to June 30, 2019. In total, deposit balances saw increases in interest-bearing transaction accounts, money market deposit accounts, and noninterest-bearing transaction accounts, partially offset by declines in certificates of deposit and savings accounts. The average loan-to-deposit ratio for the second quarter of fiscal 2020 was 100.4%, as compared to 101.4% for the same period of the prior fiscal year.

FHLB advances were $114.6 million at December 31, 2019, an increase of $69.7 million, or 155.3%, as compared to June 30, 2019, with the increase attributable to the Company’s use of this source to fund increases in loan and securities balances in excess of our increases in deposits and retained earnings. The Company’s loan and deposit portfolios typically experience some seasonality, and the increase in FHLB advances would not be expected to continue into the March quarter. The increase consisted of $65.9 million in overnight funding and $4.0 million in term advances. Over the past several years, the Company has worked to move public unit and business customers from a swept repurchase agreement product, which required the use of the Company’s AFS securities portfolio to collateralize those borrowings, to a reciprocal deposit product. During the first quarter of fiscal 2020, the final customers utilizing the sweep product were migrated, and the Company saw a reduction of $4.4 million in this funding source as compared to June 30, 2019.

The Company’s stockholders’ equity was $248.9 million at December 31, 2019, an increase of $10.5 million, or 4.4%, as compared to June 30, 2019. The increase was attributable primarily to retained earnings, and an increase in accumulated other comprehensive income, which was due to a decrease in market interest rates, partially offset by cash dividends paid and by repurchases of 86,050 Company shares, acquired for $2.8 million, for an average price of $32.70 per share.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Six- Month Periods Ended

December 31, 2019 and 2018

The tables below present certain information regarding our financial condition and net interest income for the three- and six- month periods ended December 31, 2019 and 2018. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	December 31, 2019			December 31, 2018
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,457,036	$19,018	5.22	$1,348,479	$17,413	5.17
Other loans (1)	446,194	6,403	5.74	395,674	5,372	5.43
Total net loans	1,903,230	25,421	5.34	1,744,153	22,785	5.23
Mortgage-backed securities	118,986	691	2.32	99,089	649	2.62
Investment securities (2)	64,762	503	3.11	100,796	738	2.93
Other interest earning assets	6,322	31	1.99	4,020	35	3.48
Total interest earning assets (1)	2,093,300	26,646	5.09	1,948,058	24,207	4.97
Other noninterest earning assets (3)	184,028	-		164,815	-
Total assets	$2,277,328	$26,646		$2,112,873	$24,207

Interest bearing liabilities:
Savings accounts	$162,778	324	0.80	$158,983	282	0.71
NOW accounts	640,420	1,652	1.03	567,328	1,383	0.98
Money market deposit accounts	202,943	810	1.60	150,078	476	1.27
Certificates of deposit	668,057	3,662	2.19	616,944	2,784	1.81
Total interest bearing deposits	1,674,198	6,448	1.54	1,493,333	4,925	1.32
Borrowings:
Securities sold under agreements to repurchase	-	-	-	3,573	8	0.90
FHLB advances	99,728	573	2.30	146,010	932	2.55
Note Payable	3,000	34	4.50	3,957	48	4.85
Subordinated debt	15,080	214	5.67	14,982	226	6.03
Total interest bearing liabilities	1,792,006	7,269	1.62	1,661,855	6,139	1.48
Noninterest bearing demand deposits	222,187	-		226,559	-
Other noninterest bearing liabilities	17,533	-		9,816	-
Total liabilities	2,031,726	7,269		1,898,230	6,139
Stockholders’ equity	245,602	-		214,643	-
Total liabilities and stockholders' equity	$2,277,328	$7,269		$2,112,873	$6,139

Net interest income		$19,377			$18,068

Interest rate spread (4)			3.47%			3.49%
Net interest margin (5)			3.70%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.81%			117.22%

(1)Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.

(2)Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)Includes average balances for fixed assets and BOLI of $65.5 million and $38.7 million, respectively, for the three-month period ended December 31, 2019, as compared to $60.7 million and $37.7 million, respectively, for the same period of the prior fiscal year.

(4)Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(5)Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six-month period ended			Six-month period ended
	December 31, 2019			December 31, 2018
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$1,438,787	$38,084	5.29	$1,290,995	$33,089	5.13
Other loans (1)	445,500	12,976	5.83	373,952	10,612	5.68
Total net loans	1,884,287	51,060	5.42	1,664,947	43,701	5.25
Mortgage-backed securities	116,300	1,408	2.42	96,699	1,232	2.55
Investment securities (2)	65,385	1,023	3.13	84,020	1,255	2.99
Other interest earning assets	6,662	77	2.32	3,608	61	3.38
Total interest earning assets (1)	2,072,634	53,568	5.17	1,849,274	46,249	5.00
Other noninterest earning assets (3)	184,222	-		157,426	-
Total assets	$2,256,856	$53,568		$2,006,700	$46,249

Interest bearing liabilities:
Savings accounts	$164,990	670	0.81	$156,144	525	0.67
NOW accounts	632,157	3,358	1.06	557,676	2,644	0.95
Money market deposit accounts	199,840	1,613	1.61	135,194	820	1.21
Certificates of deposit	670,609	7,385	2.20	579,438	4,945	1.71
Total interest bearing deposits	1,667,596	13,026	1.56	1,428,452	8,934	1.25
Borrowings:
Securities sold under agreements to repurchase	164	-	0.03	3,611	16	0.88
FHLB advances	90,960	1,095	2.41	125,546	1,531	2.44
Note Payable	3,000	71	4.69	3,478	83	-
Subordinated debt	15,068	439	5.83	14,969	450	6.01
Total interest bearing liabilities	1,776,788	14,631	1.65	1,576,056	11,014	1.40
Noninterest bearing demand deposits	220,471	-		211,621	-
Other noninterest bearing liabilities	16,774	-		9,985	-
Total liabilities	2,014,033	14,631		1,797,662	11,014
Stockholders’ equity	242,823	-		209,038	-
Total liabilities and stockholders' equity	$2,256,856	$14,631		$2,006,700	$11,014

Net interest income		$38,937			$35,235

Interest rate spread (4)			3.52%			3.60%
Net interest margin (5)			3.76%			3.81%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.65%			117.34%

(1)Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.

(2)Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)Includes average balances for fixed assets and BOLI of $64.3 million and $38.6 million, respectively, for the six-month period ended December 31, 2019, as compared to $57.7 million and $37.7 million, respectively, for the same period of the prior fiscal year.

(4)Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(5)Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and six- month periods ended December 31, 2019, compared to the three- and six- month periods ended December 31, 2018. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended December 31, 2019
	Compared to three-month period ended December 31, 2018
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net

Interest-earnings assets:
Loans receivable (1)	$511	$2,078	$47	$2,636
Mortgage-backed securities	(73)	130	(15)	42
Investment securities (2)	45	(264)	(16)	(235)
Other interest-earning deposits	(16)	21	(9)	(4)
Total net change in income on
interest-earning assets	467	1,965	7	2,439

Interest-bearing liabilities:
Deposits	835	584	104	1,523
Securities sold under
agreements to repurchase	-	(8)	-	(8)
Subordinated debt	(14)	1	1	(12)
Note Payable	(3)	(12)	1	(14)
FHLB advances	(93)	(295)	29	(359)
Total net change in expense on
interest-bearing liabilities	725	270	135	1,130
Net change in net interest income	$(258)	$1,695	$(128)	$1,309

	Six-month period ended December 31, 2019
	Compared to six-month period ended December 31, 2018
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net

Interest-earnings assets:
Loans receivable (1)	$1,363	$5,818	$178	$7,359
Mortgage-backed securities	(62)	250	(12)	176
Investment securities (2)	58	(279)	(11)	(232)
Other interest-earning deposits	(19)	52	(17)	16
Total net change in income on
interest-earning assets	1,340	5,841	138	7,319

Interest-bearing liabilities:
Deposits	2,137	1,553	402	4,092
Securities sold under
agreements to repurchase	(15)	(15)	14	(16)
FHLB advances	(20)	(422)	6	(436)
Note Payable	(2)	(11)	1	(12)
Subordinated debt	(14)	3	-	(11)
Total net change in expense on
interest-bearing liabilities	2,086	1,108	423	3,617
Net change in net interest income	$(746)	$4,733	$(285)	$3,702

(1)Does not include interest on loans placed on nonaccrual status.

(2)Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended December 31, 2019 and 2018

General. Net income for the three-month period ended December 31, 2019, was $7.7 million, an increase of $263,000, or 3.5%, as compared to the same period of the prior fiscal year.  The increase was attributable to increased net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses.

For the three-month period ended December 31, 2019, basic and fully-diluted net income per share available to common shareholders was $0.84 under both measures, as compared to $0.82 basic and $0.81 diluted net income per share available common shareholders for the same period of the prior fiscal year, which represented increases of $0.02, or 2.4%, and $0.03, or 3.7%, respectively. Our annualized return on average assets for the three-month period ended December 31, 2019, was 1.36%, as compared to 1.41% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended December 31, 2019, was 12.6%, as compared to 13.9% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended December 31, 2019, was $19.4 million, an increase of $1.3 million, or 7.2%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to a 7.5% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.70% in the current three-month period, from 3.71% in the three-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition, the Capaha Acquisition, the SMB-Marshfield Acquisition, and the Gideon Acquisition resulted in an additional $525,000 in net interest income for the three-month period ended December 31, 2019, as compared to $467,000 in net interest income for the same period a year ago. In the year ago period, there was limited accretion from the Gideon Acquisition, which did not close until mid-period in the second quarter of fiscal 2019, while the amount of accretion recognized from other acquisitions has declined, as expected, over time. Combined, these components of net interest income contributed ten basis points to net interest margin in the three-month period ended December 31, 2019, unchanged from the contribution in the same period of the prior fiscal year, and unchanged as compared to the linked quarter, ended September 30, 2019, when net interest margin was 3.81%. Over the longer term, the Company expects this component of net interest income to decline, although volatility may occur to the extent that we have periodic resolutions of specific credit impaired loans. Also, the Company recognized an additional $194,000 in interest income as a result of the resolution of nonperforming loans during the current period. This recognition of interest income contributed four basis points to the net interest margin in the current period, without material comparable items in the year ago period. In the linked quarter, ended September 30, 2019, the Company recognized $414,000 in interest income as a result of the resolution of similar nonperforming loans, and the resulting contribution to the net interest margin was eight basis points.

For the three-month period ended December 31, 2019, our net interest rate spread was 3.47%, as compared to 3.49% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 14 basis point increase in the average cost of interest-earning liabilities, partially offset by a 12 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the three-month period ended December 31, 2019, was $26.6 million, an increase of $2.4 million, or 10.1%, as compared to the same period of the prior fiscal year. The increase was attributed to a 7.5% increase in the average balance of interest-earning assets, combined with a 12 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable to growth in the loan portfolio, while investment balances decreased. The increase in the average yield on interest-earning assets was primarily attributable to origination and renewals of loans at higher market rates over recent periods, as well as to the recognition of interest on some loans previously treated as nonaccrual, discussed above.

Interest Expense. Total interest expense for the three-month period ended December 31, 2019, was $7.3 million, an increase of $1.1 million, or 18.4%, as compared to the same period of the prior fiscal year. The increase was attributable to a 14 basis point increase in the average cost of interest-bearing liabilities, combined with a 7.8% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to origination and renewals of certificates of deposit at higher market rates over recent periods, as well as to market rates for money market deposit accounts that have remained above the rates paid during the same period of the prior fiscal year, partially offset by a shift in the composition of interest-bearing liabilities away from FHLB borrowings, which are carried at a higher cost than interest-bearing deposits. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, money market deposit accounts, and certificates of deposit, partially offset by lower FHLB and repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended December 31, 2019, was $388,000, as compared to $314,000 in the same period of the prior fiscal year. Increased provisioning was attributed primarily to higher net charge offs and increased loan growth, partially offset by a decrease in the required allowance attributable to nonperforming, classified, and delinquent loans. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.08% (annualized), while the Company recorded net charge offs during the period of 0.06% (annualized). During the same period of the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.07% (annualized), while the Company recorded net charge offs of 0.02% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended December 31, 2019, was $4.3 million, an increase of $280,000, or 6.9%, as compared to the same period of the prior fiscal year. Increases in deposit account service charges, wealth management and insurance brokerage commissions, bank card interchange income, and gains realized on sales of residential loans originated for sale into the secondary market were partially offset by a decrease in mortgage servicing income. Further, the prior period’s results included non-recurring items totaling $406,000, consisting of a benefit related to bank-owned life insurance, and a gain on the sale of stock in a banker’s bank acquired in a previous acquisition. Deposit account service charges increased primarily as a result of an increase in the number of NSF items presented, due in part to the Gideon Acquisition, as well as a 12% increase in per-item NSF charges effective October 1, 2019. Wealth management and insurance brokerage commissions increased as a result of the establishment or acquisition of these new business lines for the Company. Bank card interchange income increased as a result of an increase in bank card transactions, attributable in part to the Gideon Acquisition. Gains realized on sales of residential loans originated for sale into the secondary market increased as a result of an increase in the volume of originations, as well as a shift in the loan mix to more profitable products. Mortgage servicing income was decreased due primarily to faster prepayments of serviced loans.

Noninterest Expense. Noninterest expense for the three-month period ended December 31, 2019, was $13.7 million, an increase of $1.1 million, or 9.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, losses on disposition of fixed assets, and provisioning for off-balance sheet credit exposures, partially offset by a decrease in deposit insurance premiums. Noninterest expenses generally continued to see year-over-year increases as a result of additional staff, facilities, data processing and other expenses following the Gideon Acquisition. A non-recurring loss on the disposition of fixed assets of $327,000 was attributable to the sale of two bank facilities acquired in the Gideon Acquisition which were no longer in service. The Company typically books seasonal increases in available lines of credit around calendar year end, and at December 31, 2019, we also saw an increase due to available lines on construction lines of credit. As a result, the Company saw a significant increase in its off-balance sheet credit exposure, resulting in a charge of $362,000 in the current period, as compared to a charge of $162,000 in the year ago period. Partially offsetting these increases, the FDIC continued applying credits to the deposit insurance assessments due from smaller banks, such as the Company’s subsidiary, resulting in no deposit insurance premium expense for the Company in the current quarter, as compared to an expense of $145,000 in the year ago period. Provided the deposit insurance fund ratio remains above 1.35%, the Company would expect to continue to recognize a relatively small expense for deposit insurance premiums in the quarter which will end March 31, 2020, before the expense returns to a normalized level for the quarter ended June 30, 2020. After recording $422,000 in charges related to merger and acquisition activity in the same quarter a year ago, the Company recorded only $25,000 in comparable expenses in the current period. The efficiency ratio for the three-month period ended December 31, 2019, was 57.7%, as compared to 56.7% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the three-month period ended December 31, 2019, was $1.9 million, an increase of $119,000, or 6.6%, as compared to the same period of the prior fiscal year, attributable primarily to higher pre-tax income and an increase in the effective tax rate, to 19.9%, as compared to 19.5% in the year-ago period.

Results of Operations – Comparison of the six-month periods ended December 31, 2019 and 2018

General. Net income for the six-month period ended December 31, 2019, was $15.5 million, an increase of $1.3 million, or 9.1%, as compared to the same period of the prior fiscal year. The increase was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for income taxes, and provision for loan losses.

For the six-month period ended December 31, 2019, basic and fully-diluted net income per share were $1.69 and $1.68, respectively, as compared to $1.57 under both measures for the same period of the prior fiscal year, which represented increases of $0.12, or 7.6%, and $0.11, or 7.0%, respectively. Our annualized return on average assets for the six-month period ended December 31, 2019, was 1.38%, as compared to 1.42% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the six-month period ended December 31, 2019, was 12.8%, as compared to 13.6% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the six-month period ended December 31, 2019, was $38.9 million, an increase of $3.7 million, or 10.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 12.1% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.76% in the current six-month period, from 3.81% in the six-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition, the Capaha Acquisition, the SMB-Marshfield Acquisition, and the Gideon Acquisition resulted an additional $1.0 million in net interest income for the six-month period ended December 31, 2019, as compared to $1.7 million in net interest income for the same period a year ago. In the current six-month period, this component of net interest income contributed 10 basis points to the net interest margin, a decrease from a contribution of 18 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, particularly those acquired from the Peoples Acquisition and the Capaha Acquisition, though the Gideon Acquisition partially offsets that decline, as there was no comparable item for much of the same period a year ago. In the same period a year ago, resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in that period. The Company generally expects this component of net interest income to decline. Also, the Company recognized an additional $608,000 in interest income as a result of the resolution of nonperforming loans during the current six-month period. This recognition of interest income contributed six basis points to the net interest margin in the current six-month period, without material comparable items in the year ago period.

For the six-month period ended December 31, 2019, our net interest spread was 3.52%, as compared to 3.60% in the six-month period a year ago. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 25 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 17 basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the six-month period ended December 31, 2019, was $53.6 million, an increase of $7.3 million, or 15.8%, as compared to the same period of the prior fiscal year. The increase was attributed to a 12.1% increase in the average balance of interest-earning assets, combined with a 17 basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, including organic growth and growth through acquisitions, while investment balances were little changed. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates over recent periods, as well as the impact of interest income recognized as a result of the resolution of nonperforming loans during the current six-month period, discussed above.

Interest Expense. Total interest expense for the six-month period ended December 31, 2019, was $14.6 million, an increase of $3.6 million, or 32.8%, as compared to the same period of the prior fiscal year. The increase was attributable to a 25 basis point increase in the average cost of interest-bearing liabilities, combined with a 12.7% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to origination and renewals of certificates of deposit at higher market rates over recent periods, as well as to market rates for money market deposit accounts and savings accounts that have remained above the rates paid during the same period of the prior fiscal year, partially offset by a shift in the composition of interest-bearing liabilities away from FHLB borrowings, which are carried at a higher cost than interest-bearing deposits. Increased average interest-bearing balances were attributable primarily to increases in certificates of deposit, interest-bearing transaction accounts, and money market deposit accounts, partially offset by lower FHLB and repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the six-month period ended December 31, 2019, was $1.3 million, as compared to $1.0 million in the same period of the prior fiscal year. Increased provisioning was attributed primarily to higher, though still relatively low levels of net charge offs, partially offset by reduced loan growth. As a percentage of average loans outstanding, the provision for loan losses in the current six-month period represented a charge of 0.14% (annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.12% (annualized), while the Company recorded net charge offs of 0.02% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the six-month period ended December 31, 2019, was $8.4 million, an increase of $950,000, or 12.7%, as compared to the same period of the prior fiscal year. Increases in deposit account service charges, bank card interchange income, wealth management and insurance brokerage commissions, and gains realized on sales of residential loans originated for sale into the secondary market were partially offset by a decrease in other loan fees and mortgage servicing income. Further, the prior period’s results included non-recurring items totaling $406,000, consisting of a benefit related to bank-owned life insurance, and a gain on the sale of stock in a banker’s bank acquired in a previous acquisition. Deposit account service charges increased primarily as a result of an increase in the number of NSF items presented, due in part to the Gideon Acquisition, as well as a 12% increase in per-item NSF charges effective October 1, 2019. Bank card interchange income increased as a result of an increase in bank card transactions, attributable in part to the Gideon Acquisition. Wealth management and insurance brokerage commissions increased as a result of the establishment or acquisition of these new business lines for the Company. Gains realized on sales of residential loans originated for sale into the secondary market increased as a result of an increase in the volume of originations, as well as a shift in the loan mix to more profitable products. Other loan fees declined on lower prepayment penalties and loan application fees. Mortgage servicing income was decreased due primarily to faster prepayments of serviced loans.

Noninterest Expense. Noninterest expense for the six-month period ended December 31, 2019, was $26.6 million, an increase of $2.6 million, or 11.0%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy expenses, bank card network expense, and other expenses, including losses on the disposition of fixed assets. Noninterest expenses generally continued to see year-over-year increases as a result of additional staff, facilities, data processing and other expenses following the Gideon Acquisition. A non-recurring loss on the disposition of fixed assets of $327,000 was attributable to the sale of two bank facilities acquired in the Gideon Acquisition which were no longer in service. Partially offsetting these increases, the FDIC continued applying credits to the deposit insurance assessments due from smaller banks, such as the Company’s subsidiary, resulting in no deposit insurance premium expense for the Company in the current quarter, as compared to an expense of $283,000 in the year ago period. After recording $595,000 in charges related to merger and acquisition activity in the same quarter a year ago, the Company recorded only $25,000 in comparable expenses in the current period. The efficiency ratio for the six-month period ended December 31, 2019, was 56.3%, as compared to 56.2% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the six-month period ended December 31, 2019, was $3.9 million, an increase of $427,000, or 12.3%, as compared to the same period of the prior fiscal year, attributable primarily to an increase in the effective tax rate, to 20.0%, as compared to 19.6% in the year-ago period. The higher effective tax rate was attributed to increases in pre-tax income without corresponding increases in tax-advantaged investments.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and six- month periods ended December 31, 2019 and 2018:

	For the three months ended		For the six months ended
	December 31,		December 31,
(dollars in thousands)	2019	2018	2019	2018

Balance, beginning of period	$20,710	$18,790	$19,903	$18,214
Loans charged off:
Residential real estate	(172)	(9)	(172)	(9)
Construction	-	-	-	-
Commercial business	(112)	(47)	(147)	(47)
Commercial real estate	-	(25)	-	(120)
Consumer	(26)	(3)	(97)	(20)
Gross charged off loans	(310)	(84)	(416)	(196)
Recoveries of loans previously charged off:
Residential real estate	18	-	18	1
Construction	-	-	-	-
Commercial business	1	-	1	1
Commercial real estate	1	3	15	3
Consumer	6	-	9	5
Gross recoveries of charged off loans	26	3	43	10
Net (charge offs) recoveries	(284)	(81)	(373)	(186)
Provision charged to expense	388	314	1,284	995
Balance, end of period	$20,814	$19,023	$20,814	$19,023

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $911,000 to $20.8 million at December 31, 2019, from $19.9 million at June 30, 2019. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at December 31, 2019.

At December 31, 2019, the Company had loans of $25.2 million, or 1.29% of total loans, adversely classified ($25.2 million classified “substandard”; none classified “doubtful”), as compared to loans of $28.3 million, or 1.51% of total loans, adversely classified ($28.2 million classified “substandard”; $35,000 classified “doubtful”) at June 30, 2019, and $29.1 million, or 1.60% of total loans, adversely classified ($28.4 million classified “substandard”; $648,000 classified “doubtful”) at December 31, 2018. Classified loans were generally comprised of loans secured by commercial and residential real estate, and other commercial purpose collateral. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $9.7 million at December 31, 2019. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans decreased from $11.6 million at June 30, 2019, to $9.6 million at December 31, 2019.

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

The following table sets forth the Company’s historical net charge offs as of December 31 and June 30, 2019:

Portfolio segment	December 31, 2019	June 30, 2019
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.03%	0.01%
Construction	0.00%	0.00%
Commercial	0.00%	0.02%
Consumer loans	0.15%	0.14%
Commercial loans	0.05%	0.02%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At December 31, 2019, these qualitative factors included:

•Changes in lending policies

•National, regional, and local economic conditions

•Changes in mix and volume of portfolio

•Experience, ability, and depth of lending management and staff

•Entry to new markets

•Levels and trends of delinquent, nonaccrual, special mention and

•Classified loans

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended December 31, 2019	Qualitative factor applied at fiscal year ended June 30, 2019
Real estate loans:
Residential	0.60%	0.66%
Construction	1.70%	1.69%
Commercial	1.14%	1.14%
Consumer loans	1.36%	1.40%
Commercial loans	1.28%	1.28%

At December 31, 2019, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $18.0 million, as compared to $17.1 million at June 30, 2019, primarily due to loan growth. The relatively small change in qualitative factors applied was attributable to normal portfolio fluctuations with management’s assessment that risks represented by the qualitative factors are relatively unchanged since the prior quarter end.  Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	December 31, 2019	June 30, 2019	December 31, 2018
Nonaccruing loans:
Residential real estate	$4,397	$6,404	$5,836
Construction	-	-	24
Commercial real estate	5,212	10,876	10,560
Consumer	179	309	353
Commercial business	631	3,424	3,680
Total	10,419	21,013	20,453

Loans 90 days past due accruing interest:
Residential real estate	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	1	-	-
Commercial business	-	-	-
Total	1	-	-

Total nonperforming loans	10,420	21,013	20,453

Foreclosed assets held for sale:
Real estate owned	3,668	3,723	3,894
Other nonperforming assets	26	29	54
Total nonperforming assets	$14,114	$24,765	$24,401

At December 31, 2019, troubled debt restructurings (TDRs) totaled $17.8 million, of which $3.0 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $14.8 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at December 31, 2019, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2019, TDRs totaled $19.0 million, of which $5.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $13.3 million in TDRs at June 30, 2019, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans.

At December 31, 2019, nonperforming assets totaled $14.1 million, as compared to $24.8 million at June 30, 2019, and $24.4 million at December 31, 2018. The decrease in nonperforming assets from fiscal year end was attributable to a decrease in nonaccrual loans, as the Company resolved some of the nonaccrual loans which had been acquired in the Gideon Acquisition. At December 31, 2018, the quarter end immediately following the Gideon Acquisition, nonaccrual loans attributable to the Gideon Acquisition totaled $12.9 million. At December 31, 2019, nonaccrual loans attributable to the Gideon Acquisition totaled $2.4 million, as compared to $10.2 million at June 30, 2019.

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

At December 31, 2019, the Company had outstanding commitments and approvals to extend credit of approximately $372.9 million (including $246.7 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At December 31, 2019, the Bank had pledged $815.2 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $392.1 million, of which $115.1 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.0 billion, subject to available collateral. Also, at December 31, 2019, the Bank had pledged a total of $256.5 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $189.9 million in primary credit borrowings from the Federal Reserve’s discount window. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of December 31 and June 30, 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2019, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$267,825	13.30%	$161,115	8.00%	n/a	n/a
Southern Bank	260,367	13.01%	160,056	8.00%	$200,070	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	245,484	12.19%	120,837	6.00%	n/a	n/a
Southern Bank	238,026	11.90%	120,042	6.00%	160,056	8.00%
Tier I Capital (to Average Assets)
Consolidated	245,484	10.87%	90,333	4.00%	n/a	n/a
Southern Bank	238,026	10.56%	90,180	4.00%	112,725	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	230,391	11.44%	90,627	4.50%	n/a	n/a
Southern Bank	238,026	11.90%	90,032	4.50%	130,046	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$256,982	13.22%	$155,536	8.00%	n/a	n/a
Southern Bank	247,199	12.81%	154,364	8.00%	192,954	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	235,768	12.13%	116,652	6.00%	n/a	n/a
Southern Bank	225,985	11.71%	115,773	6.00%	154,364	8.00%
Tier I Capital (to Average Assets)
Consolidated	235,768	10.81%	87,231	4.00%	n/a	n/a
Southern Bank	225,985	10.38%	87,077	4.00%	108,846	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	220,725	11.35%	87,489	4.50%	n/a	n/a
Southern Bank	225,985	11.71%	86,829	4.50%	125,420	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first six months of fiscal year 2020, fixed rate 1- to 4-family residential loan production totaled $66.5 million, as compared to $35.0 million during the same period of the prior fiscal year. At December 31, 2019, the fixed rate residential loan portfolio was $199.3 million with a weighted average maturity of 121 months, as compared to $171.5 million at December 31, 2018, with a weighted average maturity of 99 months. The Company originated $14.5 million in adjustable-rate 1- to 4-family residential loans during the six-month period ended December 31, 2019, as compared to $18.2 million during the same period of the prior fiscal year. At December 31, 2019, fixed rate loans with remaining maturities in excess of 10 years totaled $70.8 million, or 3.7% of net loans receivable, as compared to $37.3 million, or 2.1% of net loans receivable at December 31, 2018. The Company originated $153.4 million in fixed rate commercial and commercial real estate loans during the six-month period ended December 31, 2019, as compared to $179.2 million during the same period of the prior fiscal year.  The Company also originated $21.8 million in adjustable rate commercial and commercial real estate loans during the six-month period ended December 31, 2019, as compared to $38.5 million during the same period of the prior fiscal year. At December 31, 2019, adjustable-rate home equity lines of credit increased to $44.9 million, as compared to $41.0 million at December 31, 2018. At December 31, 2019, the Company’s investment portfolio had an expected weighted-average life of 3.6 years, compared to 3.8 years at December 31, 2018. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of December 31, 2019, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

December 31, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 195,703	$ (60,522)	-24%	8.98%	-2.13%
+200 bp	215,737	(40,488)	-16%	9.71%	-1.40%
+100 bp	236,230	(19,995)	-8%	10.44%	-0.67%
0 bp	256,225	-	-	11.11%	0.00%
-100 bp	274,248	18,023	7%	11.70%	0.59%
-200 bp	298,461	42,237	16%	12.57%	1.45%
-300 bp	307,190	50,965	20%	12.90%	1.79%

June 30, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 173,144	$ (44,041)	-20%	8.35%	-1.59%
+200 bp	187,179	(30,006)	-14%	8.88%	-1.07%
+100 bp	203,703	(13,483)	-6%	9.49%	-0.46%
0 bp	217,185	-	-	9.94%	0.00%
-100 bp	229,783	12,598	6%	10.37%	0.43%
-200 bp	251,078	33,893	16%	11.19%	1.25%
-300 bp	261,720	44,535	21%	11.63%	1.69%

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of December 31, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
10/1/2019 thru 10/31/2019	-	-	-	328,599
11/1/2019 thru 11/30/2019	-	-	-	328,599
12/1/2019 thru 12/31/2019	-	-	-	328,599
Total	-	-	-	328,599

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

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	Registrant’s 2017 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)
	2.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	3.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	4.	Employment and Change-in-control Agreements
		(i)	Employment Agreement with Greg A. Steffens (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in-control Agreement with Kimberly A. Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in-control Agreement with Matthew T. Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in-control Agreement with Lora L. Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30 2019 and incorporated herein by reference)
		(v)	Change-in-control Agreement with Justin G. Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(vi)	Change-in-control Agreement with Mark E. Hecker (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(vii)	Change-in-control Agreement with Rick A. Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
	5.	Director’s Retirement Agreements
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

		(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015 and incorporated herein by reference)
	6.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
10.1	Named Executive Officer Salary and Bonus Arrangements for 2019 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
10.2	Director Fee Arrangements for 2019 (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
11	Statement Regarding Computation of Per Share Earnings (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)

14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019)
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications
101

Attached as Exhibit 101 are the following financial statements from the Southern Missouri Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: February 10, 2020	/s/ Greg A. .Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2020	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)