Form 10-Q
period 2020-03-31
SOUTHERN MISSOURI BANCORP, INC.
filed 2020-05-11
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer / /	Accelerated filer /X/	Emerging growth company ☐
Non-accelerated filer / /	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)

Yes	☐	No	[X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2020
Common Stock, Par Value $0.01	9,128,290 Shares

SOUTHERN MISSOURI BANCORP, INC.

FORM 10-Q

INDEX

PART I: Item 1:  Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND JUNE 30, 2019

(dollars in thousands)	March 31, 2020	June 30, 2019
	(unaudited)

Assets
Cash and cash equivalents	$ 56,105	$ 35,400
Interest-bearing time deposits	973	969
Available for sale securities	180,592	165,535
Stock in FHLB of Des Moines	8,701	5,233
Stock in Federal Reserve Bank of St. Louis	4,353	4,350
Loans receivable, net of allowance for loan losses of $23,508 and $19,903 at March 31, 2020 and June 30, 2019, respectively	1,967,820	1,846,405
Accrued interest receivable	9,754	10,189
Premises and equipment, net	64,705	62,727
Bank owned life insurance – cash surrender value	39,095	38,337
Goodwill	14,089	14,089
Other intangible assets, net	7,484	9,239
Prepaid expenses and other assets	20,777	21,929
Total assets	$ 2,374,448	$ 2,214,402

Liabilities and Stockholders' Equity
Deposits	$ 1,971,647	$ 1,893,695
Securities sold under agreements to repurchase	-	4,376
Advances from FHLB of Des Moines	123,361	44,908
Note payable	3,000	3,000
Accounts payable and other liabilities	9,716	12,889
Accrued interest payable	1,753	2,099
Subordinated debt	15,118	15,043
Total liabilities	2,124,595	1,976,010

Common stock, $0.01 par value; 25,000,000 shares authorized; 9,346,239 and 9,324,659 shares issued, respectively, at March 31, 2020 and June 30, 2019	93	93
Additional paid-in capital	95,012	94,541
Retained earnings	160,177	143,677
Treasury stock of 217,949 and 35,351 shares at March 31, 2020 and June 30, 2019, respectively, at cost	(6,937)	(1,166)
Accumulated other comprehensive income	1,508	1,247
Total stockholders' equity	249,853	238,392
Total liabilities and stockholders' equity	$ 2,374,448	$ 2,214,402

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands except per share data)	2020	2019	2020	2019

INTEREST INCOME:
Loans	$ 24,969	$ 23,838	$ 76,030	$ 67,539
Investment securities	485	584	1,507	1,839
Mortgage-backed securities	733	736	2,141	1,968
Other interest-earning assets	33	28	110	89
Total interest income	26,220	25,186	79,788	71,435
INTEREST EXPENSE:
Deposits	6,135	5,851	19,161	14,786
Securities sold under agreements to repurchase	-	10	-	25
Advances from FHLB of Des Moines	439	495	1,534	2,025
Note payable	31	37	102	121
Subordinated debt	197	239	636	689
Total interest expense	6,802	6,632	21,433	17,646
NET INTEREST INCOME	19,418	18,554	58,355	53,789
PROVISION FOR LOAN LOSSES	2,850	491	4,134	1,486
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,568	18,063	54,221	52,303
NONINTEREST INCOME:
Deposit account charges and related fees	1,538	1,191	4,593	3,701
Bank card interchange income	1,346	1,113	4,018	3,358
Loan late charges	149	137	416	351
Loan servicing fees	(285)	152	(52)	465
Other loan fees	370	289	968	1,003
Net realized gains on sale of loans	178	175	653	495
Net realized gains on sale of AFS securities	-	244	-	244
Earnings on bank owned life insurance	247	240	755	1,080
Other income	313	405	940	733
Total noninterest income	3,856	3,946	12,291	11,430
NONINTEREST EXPENSE:
Compensation and benefits	7,521	7,221	21,638	19,712
Occupancy and equipment, net	3,063	2,731	8,919	7,872
Deposit insurance premiums	-	157	-	440
Legal and professional fees	229	224	651	734
Advertising	244	261	837	854
Postage and office supplies	224	218	585	564
Intangible amortization	441	462	1,322	1,232
Bank card network expense	638	534	1,936	1,525
Other operating expense	1,836	1,382	4,954	4,258
Total noninterest expense	14,196	13,190	40,842	37,191
INCOME BEFORE INCOME TAXES	6,228	8,819	25,670	26,542
INCOME TAXES	1,129	1,725	5,026	5,194
NET INCOME	$ 5,099	$ 7,094	$ 20,644	$ 21,348

Basic earnings per common share	$ 0.55	$ 0.76	$ 2.24	$ 2.33
Diluted earnings per common share	$ 0.55	$ 0.76	$ 2.24	$ 2.33
Dividends per common share	$ 0.15	$ 0.13	$ 0.45	$ 0.39

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(dollars in thousands)	2020	2019	2020	2019

Net income	$ 5,099	$ 7,094	$ 20,644	$ 21,348
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(178)	1,829	335	2,595
Less: reclassification adjustment for realized gains included in net income	-	244	-	244
Tax benefit (expense)	39	(349)	(74)	(578)
Total other comprehensive income (loss)	(139)	1,236	261	1,773
Comprehensive income	$ 4,960	$ 8,330	$ 20,905	$ 23,121

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE- MONTH PERIODS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	For the three- and nine- month periods ended March 31, 2020
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income	Equity

BALANCE AS OF DECEMBER 31, 2019	$93	$94,650	$156,459	$(3,980)	$1,647	$248,869

Net Income	-	-	5,099	-	-	5,099
Change in unrealized gain on available for sale securities	-	-	-	-	(139)	(139)
Dividends paid on common stock	-	-	(1,381)	-	-	(1,381)
($.15 per share)
Stock option expense	-	20	-	-	-	20
Stock grant expense	-	310	-	-	-	310
Exercise of stock options	-	32	-	-	-	32
Treasury stock purchased	-	-	-	(2,957)	-	(2,957)
BALANCE AS OF MARCH 31, 2020	$93	$95,012	$160,177	$(6,937)	$1,508	$249,853

BALANCE AS OF JUNE 30 , 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income	-	-	20,644	-	-	20,644
Change in unrealized gain on available for sale securities	-	-	-	-	261	261
Dividends paid on common stock	-	-	(4,144)	-	-	(4,144)
($.45 per share)
Stock option expense	-	51	-	-	-	51
Stock grant expense	-	356	-	-	-	356
Exercise of stock options	-	64	-	-	-	64
Treasury stock purchased	-	-	-	(5,771)	-	(5,771)
BALANCE AS OF MARCH 31, 2020	$93	$95,012	$160,177	$(6,937)	$1,508	$249,853

	For the three- and nine- month periods ended March 31, 2019
		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

BALANCE AS OF DECEMBER 31, 2018	$93	$94,293	$131,451	$ -	$(1,808)	$224,029

Net Income	-	-	7,094	-	-	7,094
Change in unrealized loss on available for sale securities	-	-	-	-	1,236	1,236
Dividends paid on common stock	-	-	(1,212)	-	-	(1,212)
($.13 per share)
Stock option expense	-	17	-	-	-	17
Stock grant expense	-	215	-	-	-	215
BALANCE AS OF MARCH 31, 2019	$93	$94,525	$137,333	$ -	$(572)	$231,379

BALANCE AS OF JUNE 30, 2018	$90	$83,413	$119,536	$ -	$(2,345)	$200,694

Net Income	-	-	21,348	-	-	21,348
Change in unrealized loss on available for sale securities	-	-	-	-	1,773	1,773
Dividends paid on common stock	-	-	(3,551)	-	-	(3,551)
($.39 per share)
Stock option expense	-	35	-	-	-	35
Stock grant expense	-	323	-	-	-	323
Common stock issued	3	10,754	-	-	-	10,757
BALANCE AS OF MARCH 31, 2019	$93	$94,525	$137,333	$ -	$(572)	$231,379

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2020	2019

Cash Flows From Operating Activities:
Net Income	$ 20,644	$ 21,348
Items not requiring (providing) cash:
Depreciation	2,841	2,505
Loss on disposal of fixed assets	295	3
Stock option and stock grant expense	471	357
Loss on sale/write-down of REO	223	187
Amortization of intangible assets	1,322	1,232
Accretion of purchase accounting adjustments	(1,144)	(2,275)
Increase in cash surrender value of bank owned life insurance (BOLI)	(755)	(1,080)
Provision for loan losses	4,134	1,486
Gains realized on sale of AFS securities	-	(244)
Net amortization of premiums and discounts on securities	896	624
Originations of loans held for sale	(25,705)	(21,304)
Proceeds from sales of loans held for sale	24,826	21,519
Gain on sales of loans held for sale	(653)	(495)
Changes in:
Accrued interest receivable	435	620
Prepaid expenses and other assets	310	4,213
Accounts payable and other liabilities	557	877
Deferred income taxes	19	(181)
Accrued interest payable	(346)	759
Net cash provided by operating activities	28,370	30,151

Cash flows from investing activities:
Net increase in loans	(123,999)	(116,244)
Net change in interest-bearing deposits	(3)	986
Proceeds from maturities of available for sale securities	34,587	25,211
Proceeds from sales of available for sale securities	-	40,985
Net (purchases) redemptions of Federal Home Loan Bank stock	(3,469)	1,849
Net purchases of Federal Reserve Bank of St. Louis stock	(3)	(778)
Purchases of available-for-sale securities	(50,207)	(24,544)
Purchases of premises and equipment	(3,409)	(6,550)
Net cash paid for acquisition	-	(8,377)
Investments in state & federal tax credits	(4,840)	(231)
Proceeds from sale of fixed assets	276	29
Proceeds from sale of foreclosed assets	1,317	1,961
Proceeds from BOLI claim	-	544
Net cash used in investing activities	(149,750)	(85,159)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	103,450	17,574
Net (decrease) increase in certificates of deposits	(25,439)	106,027
Net (decrease) increase in securities sold under agreements to repurchase	(4,376)	1,436
Proceeds from Federal Home Loan Bank advances	521,200	466,800
Repayments of Federal Home Loan Bank advances	(442,835)	(523,818)
Proceeds from issuance of long term debt	-	(4,400)
Purchase of treasury stock	(5,771)	-
Dividends paid on common stock	(4,144)	(3,551)
Net cash provided by financing activities	142,085	60,068

Increase in cash and cash equivalents	20,705	5,060
Cash and cash equivalents at beginning of period	35,400	26,326
Cash and cash equivalents at end of period	$ 56,105	$ 31,386

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Nine months ended
	March 31,
(dollars in thousands)	2020	2019

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$ 1,035	$ 1,603
Conversion of foreclosed real estate to loans	-	51
Conversion of loans to repossessed assets	191	26
Right of use assets obtained in exchange for lease obligations: Operating Leases	1,996	-

The Company purchased all of the capital stock of Gideon for $22,028 on November 21, 2018.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	-	216,772
Less: common stock issued	-	10,757
Cash paid for the capital stock	-	11,271
Liabilities assumed	-	194,744

Cash paid during the period for:
Interest (net of interest credited)	$ 3,084	$ 3,457
Income taxes	1,541	1,455

See Notes to Condensed Consolidated Financial Statements

SOUTHERN MISSOURI BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company as of June 30, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three- and nine- month periods ended March 31, 2020, are not necessarily indicative of the results that may be expected for the entire fiscal year. For additional information, refer to the audited consolidated financial statements included in the Company’s June 30, 2019, Form 10-K, which was filed with the SEC.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:  Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly-owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT. At March 31, 2020, assets of the REIT were approximately $758 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $2.0 million and $6.9 million at March 31, 2020 and June 30, 2019, respectively. The deposits are held in various commercial banks in amounts not exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

Purchase premiums and discounts are amortized to interest income using a level yield method over the estimated lives of the securities. For callable debt securities purchased at a premium, the amortization is instead recorded to the earliest call date. Realized gains or losses on the sale of securities is based on the specific identification method. The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

The Company does not invest in collateralized mortgage obligations that are considered high risk.

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss). As a result of this guidance, the Company’s consolidated balance sheet as of the dates presented reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2019, there was no impairment indicated, and the Company believes there continues to be no impairment of goodwill at March 31, 2020, based on a qualitative assessment of goodwill as of that date, which considered: the decline in the market value of the Company’s common stock, relative to peers; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.

Other Intangible Assets The Company’s other intangible assets at March 31, 2020 included gross core deposit intangibles of $14.7 million with $8.2 million accumulated amortization and mortgage servicing rights of $987,000. At June 30, 2019, the Company’s other intangible assets included gross core deposit intangibles of $14.7 million with $6.9 million accumulated amortization and mortgage servicing rights of $1.5 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $441,000 in the remainder of fiscal 2020, $1.3 million in fiscal 2021 through fiscal 2024, and $1.0 million in total thereafter. As of June 30, 2019, there was no impairment indicated, and the Company believes there continues to be no impairment of other intangible assets at March 31, 2020.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains or losses on available-for-sale securities, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, and changes in the funded status of defined benefit pension plans.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is available beginning after December 15, 2018, including interim periods within those fiscal years. Adoption will be applied on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings. The Company formed a working group of key personnel responsible for the allowance for loan losses estimate and initiated its evaluation of the data and systems requirements of adoption of the Update. The group determined that purchasing third party software would be the most effective method to comply with the requirements, evaluated several outside vendors, and made a vendor recommendation that was approved by the Board. Model validation and data testing using existing ALLL methodology have been completed. Parallel testing of the new methodology compared to the current methodology will be performed throughout fiscal year 2020 and the Company continues to evaluate the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, which for the Company will be the three-month period ending September 30, 2020, but cannot yet determine the overall impact of the new guidance on the Company’s consolidated financial statements, or the exact amount of any such one-time adjustment. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law, providing banking organizations required to adopt ASU 2016-13 during calendar year 2020 temporary relief from compliance with the standard until the earlier of the termination date of the national emergency declared by the President on March 13, 2020, concerning the COVID-19 pandemic (the National Emergency), or December 31, 2020.

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting. Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Update was effective for the Company July 1, 2019. Adoption of the standard allows the use of a modified retrospective transition approach for all periods presented at the time of adoption. Based on the Company’s leases outstanding at March 31, 2020, which included five leased properties and numerous office equipment leases, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption. In the first quarter of 2020, the Company recognized a ROU asset and corresponding lease liability for all leases of approximately $2.0 million based on the lease portfolio at that time. The Company’s new leases, lease terminations, and lease modifications and renewals will impact the amount of ROU asset and corresponding lease liability recognized. The Company’s leases are all currently “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense is anticipated.

In March 2020, the CARES Act was signed into law, creating a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The Company has elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of

December 31, 2019, and (3) executed between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or December 31, 2020.

Note 3:  Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of securities available for sale consisted of the following:

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$2,294	$9	$-	$2,303
State and political subdivisions	39,518	275	(1,210)	38,583
Other securities	5,168	38	(242)	4,964
Mortgage-backed GSE residential	131,624	3,351	(233)	134,742
Total investments and mortgage-backed securities	$178,604	$3,673	$(1,685)	$180,592

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Investment and mortgage backed securities:
U.S. government-sponsored enterprises (GSEs)	$7,284	$1	$(15)	$7,270
State and political subdivisions	42,123	728	(68)	42,783
Other securities	5,176	75	(198)	5,053
Mortgage-backed GSE residential	109,297	1,449	(317)	110,429
Total investments and mortgage-backed securities	$163,880	$2,253	$(598)	$165,535

The amortized cost and estimated fair value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2020
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$ 3,024	$ 3,020
After one year but less than five years	10,613	10,428
After five years but less than ten years	13,327	12,884
After ten years	20,106	19,518
Total investment securities	46,980	45,850
Mortgage-backed securities	131,624	134,742
Total investments and mortgage-backed securities	$ 178,604	$ 180,592

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $130.1 million at March 31, 2020 and $143.7 million at June 30, 2019. The securities pledged consist of marketable securities, including $1.3 million and $5.6 million of U.S. Government and Federal Agency Obligations, $50.8 million and $47.3 million of Mortgage-Backed Securities, $44.7 million and $55.7 million of Collateralized Mortgage Obligations, $33.0 million and $34.9 million of State and Political Subdivisions Obligations, and $200,000 and $300,000 of Other Securities at March 31, 2020 and June 30, 2019, respectively.

The following tables reflect the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and June 30, 2019:

	March 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Obligations of state and political subdivisions	26,497	1,210	-	-	26,497	1,210
Other securities	-	-	931	242	931	242
Mortgage-backed securities	15,513	227	1,375	6	16,888	233
Total investments and mortgage- backed securities	$42,010	$1,437	$2,306	$248	$44,316	$1,685

	June 30, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$-	$-	$$6,969	$15	$6,969	$15
Obligations of state and political subdivisions	-	-	8,531	68	8,531	68
Other securities	-	-	985	198	985	198
Mortgage-backed securities	1,175	1	34,148	316	35,323	317
Total investments and mortgage- backed securities	$1,175	$1	$50,633	$597	$51,808	$598

Other securities. At March 31, 2020, the Company held two pooled trust preferred securities with an estimated fair value of $737,000 and unrealized losses of $237,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The March 31, 2020, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.6 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. The Company’s cash flow analysis indicates that cash interest payments are expected to continue for both securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

The Company does not believe any other individual unrealized loss as of March 31, 2020, represents other-than-temporary impairment (OTTI). However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the OTTI is identified.

Credit losses recognized on investments. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  There were no credit losses recognized in income and other losses or recorded in other comprehensive income for the three- and nine- month periods ended March 31, 2020 and 2019.

Note 4:  Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	March 31, 2020	June 30, 2019
Real Estate Loans:
Residential	$583,776	$491,992
Construction	163,205	123,287
Commercial	893,269	840,777
Consumer loans	94,645	97,534
Commercial loans	327,587	355,874
	2,062,482	1,909,464
Loans in process	(71,152)	(43,153)
Deferred loan fees, net	(2)	(3)
Allowance for loan losses	(23,508)	(19,903)
Total loans	$1,967,820	$1,846,405

The Company’s lending activities consist of originating loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Company has also occasionally purchased loan participation interests originated by other lenders and secured by properties generally located in the states of Missouri and Arkansas.

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

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed to maturities of up to seven years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial fixed-rate period up to seven years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

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

While the Company typically utilizes maturity periods ranging from 6 to 12 months to closely monitor the inherent risks associated with construction loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At March 31, 2020, construction loans outstanding included 73 loans, with drawn balances totaling $33.4 million, for which a modification had been agreed to. At June 30, 2019, construction loans outstanding included 59 loans, with drawn balances totaling $27.2 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above. Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at March 31, 2020, included drawn balances of $4.7 million in construction loans which were modified at the borrower’s request due to the current situation of heightened economic uncertainty triggered by the pandemic. None of these modifications were executed due to financial difficulty on the part of the borrower and, therefore, were not accounted for as TDRs.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of March 31, 2020 and June 30, 2019, and activity in the allowance for loan losses for the three- and nine- month periods ended March 31, 2020 and 2019:

	At period end and for the nine months ended March 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	1,195	246	2,140	156	397	4,134
Losses charged off	(305)	-	(12)	(117)	(173)	(607)
Recoveries	18	-	15	17	28	78
Balance, end of period	$4,614	$1,611	$11,542	$1,102	$4,639	$23,508
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$4,614	$1,611	$11,542	$1,102	$4,639	$23,508
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$582,496	$90,764	$877,969	$94,645	$321,858	$1,967,732
Ending Balance: loans acquired with deteriorated credit quality	$1,280	$1,289	$15,300	$-	$5,729	$23,598

	For the three months ended March 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,712	$1,657	$9,827	$1,050	$4,568	$20,814
Provision charged to expense	1,035	(46)	1,727	64	70	2,850
Losses charged off	(133)	-	(12)	(19)	(26)	(190)
Recoveries	-	-	-	7	27	34
Balance, end of period	$4,614	$1,611	$11,542	$1,102	$4,639	$23,508

	At period end and for the nine months ended March 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	612	153	710	110	(99)	1,486
Losses charged off	(27)	-	(141)	(47)	(78)	(293)
Recoveries	12	-	5	8	2	27

Balance, end of period	$3,823	$1,250	$9,367	$973	$4,021	$19,434
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,823	$1,250	$9,367	$973	$4,021	$19,434
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

	For the three months ended March 31, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,633	$1,191	$8,995	$967	$4,237	$19,023
Provision charged to expense	196	59	392	30	(186)	491
Losses charged off	(18)	-	(21)	(27)	(31)	(97)
Recoveries	12	-	1	3	1	17
Balance, end of period	$3,823	$1,250	$9,367	$973	$4,021	$19,434

	At June 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, end of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$490,307	$78,826	$821,415	$97,534	$349,681	$1,837,763
Ending Balance: loans acquired with deteriorated credit quality	$1,685	$1,308	$19,362	$-	$6,193	$28,548

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of March 31, 2020 and June 30, 2019. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

	March 31, 2020
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial

Pass	$576,953	$92,053	$855,056	$94,331	$315,631
Watch	1,036	-	22,229	66	4,811
Special Mention	-	-	753	25	-
Substandard	5,787	-	14,343	223	7,145
Doubtful	-	-	888	-	-
Total	$583,776	$92,053	$893,269	$94,645	$327,587

	June 30, 2019
	Residential	Construction	Commercial
(dollars in thousands)	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$482,869	$80,134	$802,479	$97,012	$341,069
Watch	1,236	-	21,693	170	7,802
Special Mention	103	-	3,463	26	-
Substandard	7,784	-	13,142	291	7,003
Doubtful	-	-	-	35	-
Total	$491,992	$80,134	$840,777	$97,534	$355,874

The above amounts include purchased credit impaired loans. At March 31, 2020, purchased credited impaired loans comprised $6.0 million of credits rated “Pass”; $10.5 million of credits rated “Watch”; none rated “Special Mention”; $7.1 million of credits rated “Substandard”; and none rated “Doubtful”. At June 30, 2019,  purchased credit impaired loans accounted for $6.9 million of credits rated “Pass”; $10.4 million of credits  rated “Watch”; none rated “Special Mention”; $11.2 million of credits rated “Substandard”; and none rated “Doubtful”.

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of March 31, 2020 and June 30, 2019. These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

	March 31, 2020
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$2,391	$498	$1,268	$4,157	$579,619	$583,776	$-
Construction	222	3	-	225	91,828	92,053	-
Commercial	3,256	138	4,571	7,965	885,304	893,269	-
Consumer loans	783	79	262	1,124	93,521	94,645	-
Commercial loans	2,033	164	264	2,461	325,126	327,587	-
Total loans	$8,685	$882	$6,365	$15,932	$1,975,398	$1,991,330	$-

	June 30, 2019
			Greater Than				Greater Than 90
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$227	$1,054	$1,714	$2,995	$488,997	$491,992	$-
Construction	-	-	-	-	80,134	80,134	-
Commercial	296	1	5,617	5,914	834,863	840,777	-
Consumer loans	128	46	176	350	97,184	97,534	-
Commercial loans	424	25	1,902	2,351	353,523	355,874	-
Total loans	$1,075	$1,126	$9,409	$11,610	$1,854,701	$1,866,311	$-

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at March 31, 2020, included $89.6 million in loans reported as current in the above table. An additional $240,000 of residential loans, $200,000 of commercial loans, and $9,000 of consumer loans with such modifications were reported as 30-59 days past due as of March 31, 2020.

At March 31, 2020 there were no purchased credit impaired loans that were greater than 90 days past due. At June 30, 2019 there was one purchased credit impaired loan with net fair value of $3.1 million that was greater than 90 days past due.

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

The tables below present impaired loans (excluding loans in process and deferred loan fees) as of March 31, 2020 and June 30, 2019. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

	March 31, 2020
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$4,026	$4,263	$-
Construction real estate	1,288	1,323	-
Commercial real estate	21,572	25,828	-
Consumer loans	-	-	-
Commercial loans	6,442	7,689	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$4,026	$4,263	$-
Construction real estate	$1,288	$1,323	$-
Commercial real estate	$21,572	$25,828	$-
Consumer loans	$-	$-	$-
Commercial loans	$6,442	$7,689	$-

	June 30, 2019
	Recorded	Unpaid Principal	Specific
(dollars in thousands)	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$5,104	$5,341	$-
Construction real estate	1,330	1,419	-
Commercial real estate	26,410	31,717	-
Consumer loans	8	8	-
Commercial loans	6,999	9,187	-
Loans with a specific valuation allowance:
Residential real estate	$-	$-	$-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Consumer loans	-	-	-
Commercial loans	-	-	-
Total:
Residential real estate	$5,104	$5,341	$-
Construction real estate	$1,330	$1,419	$-
Commercial real estate	$26,410	$31,717	$-
Consumer loans	$8	$8	$-
Commercial loans	$6,999	$9,187	$-

The above amounts include purchased credit impaired loans. At March 31, 2020, purchased credit impaired loans comprised $23.6 million of impaired loans without a specific valuation allowance. At June 30, 2019, purchased credit impaired loans comprised $28.5 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	For the three-month period ended
	March 31, 2020
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,288	$22
Construction Real Estate	1,292	30
Commercial Real Estate	15,366	309
Consumer Loans	-	-
Commercial Loans	5,909	115
Total Loans	$23,855	$476

	For the three-month period ended
	March 31, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,830	$28
Construction Real Estate	1,292	48
Commercial Real Estate	19,456	391
Consumer Loans	-	-
Commercial Loans	5,805	100
Total Loans	$28,383	$567

	For the nine-month period ended
	March 31, 2020
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$1,482	$67
Construction Real Estate	1,299	114
Commercial Real Estate	16,544	984
Consumer Loans	-	-
Commercial Loans	5,860	329
Total Loans	$25,185	$1,494

	For the nine-month period ended
	March 31, 2019
	Average
(dollars in thousands)	Investment in	Interest Income
	Impaired Loans	Recognized
Residential Real Estate	$2,181	$89
Construction Real Estate	1,294	190
Commercial Real Estate	13,343	1,190
Consumer Loans	-	-
Commercial Loans	3,716	818
Total Loans	$20,534	$2,287

Interest income on impaired loans recognized on a cash basis in the three- and nine- month periods ended March 31, 2020 and 2019, was immaterial.

For the three- and nine- month periods ended March 31, 2020, the amount of interest income recorded for impaired loans that represented a change in the present value of cash flows attributable to the passage of time was approximately $47,000 and $210,000, as compared to $115,000 and $1.2 million, for the three- and nine- month periods ended March 31, 2019.

The following table presents the Company’s nonaccrual loans at March 31, 2020 and June 30, 2019. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected. The table excludes performing troubled debt restructurings.

(dollars in thousands)	March 31, 2020	June 30, 2019
Residential real estate	$4,524	$6,404
Construction real estate	-	-
Commercial real estate	5,938	10,876
Consumer loans	269	309
Commercial loans	697	3,424
Total loans	$11,428	$21,013

The above amounts include purchased credit impaired loans. At March 31, 2020 there were no purchased credit impaired loans on nonaccrual. At June 30, 2019, purchased credit impaired loans comprised $4.1 million of nonaccrual loans.

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

During the three- and nine- month periods ended March 31, 2020 and 2019, certain loans modified were classified as TDRs. They are shown, segregated by class, in the table below:

	For the three-month periods ended
	March 31, 2020		March 31, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	-	$-	-	$-
Construction real estate	-	-	-	-
Commercial real estate	-	-	5	5,784
Consumer loans	-	-	-	-
Commercial loans	-	-	3	3,881
Total	-	$-	8	$9,665

	For the nine-month periods ended
	March 31, 2020		March 31, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	-	$-	1	$702
Construction real estate	-	-	-	-
Commercial real estate	-	-	12	7,853
Consumer loans	-	-	-	-
Commercial loans	-	-	5	3,899
Total	-	$-	18	$12,454

Performing loans classified as TDRs and outstanding at March 31, 2020 and June 30, 2019, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonaccrual loans.

	March 31, 2020		June 30, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	10	$1,002	10	$1,130
Construction real estate	-	-	-	-
Commercial real estate	16	7,651	20	6,529
Consumer loans	-	-	-	-
Commercial loans	9	5,543	10	5,630
Total	35	$14,196	40	$13,289

The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of March 31, 2020 and June 30, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $679,000 and $752,000, respectively. In addition, as of March 31, 2020 and June 30, 2019, the Company had residential mortgage loans and home equity loans with a carrying value of $592,000 and $493,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2020 and June 30, 2019. The amount of these loans is shown below:

(dollars in thousands)	March 31, 2020	June 30, 2019
Residential real estate	$1,516	$1,921
Construction real estate	1,323	1,397
Commercial real estate	19,557	24,669
Consumer loans	-	-
Commercial loans	6,976	8,381
Outstanding balance	$29,372	$36,368
Carrying amount, net of fair value adjustment of $5,774 and $7,821 at March 31, 2020 and June 30, 2019, respectively	$23,598	$28,547

Accretable yield, or income expected to be collected, is as follows:

	For the three-month period ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Balance at beginning of period	$187	$371
Additions	-	-
Accretion	(47)	(114)
Reclassification from nonaccretable difference	72	55
Disposals	-	-
Balance at end of period	$212	$312

	For the nine-month period ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Balance at beginning of period	$220	$589
Additions	-	102
Accretion	(210)	(1,203)
Reclassification from nonaccretable difference	202	1,028
Disposals	-	(204)
Balance at end of period	$212	$312

During the three- and nine- month periods ended March 31, 2020 and March 31, 2019, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

Note 6:  Premises and Equipment

Following is a summary of premises and equipment:

(dollars in thousands)	March 31, 2020	June 30, 2019
Land	$12,383	$12,414
Buildings and improvements	54,571	54,304
Construction in progress	1,110	466
Furniture, fixtures, equipment and software	18,126	16,514
Automobiles	120	107
Operating leases RIO assets	1,980	-
	88,290	83,805
Less accumulated depreciation	23,585	21,078
	$64,705	$62,727

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

At or For the
Nine Months Ended
(dollars in thousands)	March 31, 2020
Consolidated Balance Sheet
Operating leases right of use asset	$1,980
Operating leases liability	$1,980

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$153
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116
ROU assets obtained in exchange for operating lease obligations:	$2,004

For the three- and nine- month periods ended March 31, 2020, lease expense was $44,000 and $153,000, respectively, and was $50,000 and $179,000 for the three- and nine- month periods ended March 31, 2019, respectively. At March 31, 2020, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2020	$39
2021	269
2022	243
2023	243
2024	243
2025	243
Thereafter	1,627
Future lease payments expected	$$2,907

The Company leases facilities it owns or portions of facilities it owns to other third parties. The Company has determined that all of these lease agreements, in terms of being the lessor, are classified as operating leases. For the three- and nine- month periods ended March 31, 2020, income recognized from these lessor agreements was $80,000 and $242,000, respectively, and was included in net occupancy and equipment expense.

Note 7:  Deposits

Deposits are summarized as follows:

(dollars in thousands)	March 31, 2020	June 30, 2019
Non-interest bearing accounts	$233,268	$218,889
NOW accounts	703,733	639,219
Money market deposit accounts	215,557	188,355
Savings accounts	165,268	167,973
Certificates	653,821	679,259
Total Deposit Accounts	$1,971,647	$1,893,695

Note 8:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

(dollars in thousands except per share data)
Net income available to common shareholders	$5,099	$7,094	$20,644	$21,348

Average Common shares – outstanding basic	9,197,370	9,323,348	9,210,559	9,152,181
Stock options under treasury stock method	7,422	7,539	10,848	11,076
Average Common shares – outstanding diluted	9,204,792	9,330,887	9,221,407	9,163,257

Basic earnings per common share	$0.55	$0.76	$2.24	$2.33
Diluted earnings per common share	$0.55	$0.76	$2.24	$2.33

Options outstanding at March 31, 2020 and 2019, to purchase 50,500 and 31,000 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2020 and 2019, respectively.  Options outstanding at March 31, 2020 and 2019, to purchase 33,000 and 13,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended March 31, 2020 and 2019, respectively.

Note 9: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to federal and state examinations by tax authorities for tax years ending June 30, 2015 and before. The Company recognized no interest or penalties related to income taxes.

The Company’s income tax provision is comprised of the following components:

	For the three-month period ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Income taxes
Current	$1,116	$1,719	$5,007	$5,375
Deferred	13	6	19	(181)
Total income tax provision	$1,129	$1,725	$5,026	$5,194

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	March 31, 2020	June 30, 2019
Deferred tax assets:
Provision for losses on loans	$5,392	$4,601
Accrued compensation and benefits	667	692
NOL carry forwards acquired	162	199
Minimum Tax Credit	130	130
Unrealized loss on other real estate	114	134
Purchase accounting adjustments	-	255
Losses and credits from LLC's	189	1,206
Other	185	-
Total deferred tax assets	6,839	7,217

Deferred tax liabilities:
Purchase accounting adjustments	137	-
Depreciation	1,348	1,749
FHLB stock dividends	120	120
Prepaid expenses	279	313
Unrealized gain on available for sale securities	437	364
Other	-	61
Total deferred tax liabilities	2,321	2,607

Net deferred tax asset	$4,518	$$4,610

As of March 31, 2020 the Company had approximately $735,000 and $873,000 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., and the August 2014 acquisition of Peoples Service Company. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

As a result of the Gideon Bancshares Company acquisition in November of 2018, the Company inherited a net operating loss of approximately $516,000.  This net operating loss will be carried back pursuant to the CARES Act.  As outlined in Notice 2020-26, the loss will be carried back to the fifth and fourth preceding tax years and the Company will recognize the tax benefit on the net operating loss at a 34% federal tax rate.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax is shown below:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Tax at statutory rate	$1,308	$1,852	$5,391	$5,574
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(109)	(103)	(335)	(295)
State tax, net of Federal benefit	27	128	223	352
Cash surrender value of Bank-owned life insurance	(52)	(50)	(159)	(227)
Tax credit benefits	(21)	(68)	(27)	(203)
Other, net	(24)	(34)	(67)	(7)
Actual provision	$1,129	$1,725	$5,026	$5,194

For the three- and nine- month periods ended March 31, 2020 and March 31, 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR).

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

Note 10:  401(k) Retirement Plan

The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank made a safe harbor matching contribution to the Plan of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee, and also made additional, discretionary profit-sharing contributions for fiscal 2019; for fiscal 2020, the Company has maintained the safe harbor matching contribution of up to 4%, and expects to continue to make additional, discretionary profit-sharing contributions. During the three- and nine- month periods ended March 31, 2020, retirement plan expenses recognized for the Plan totaled approximately $391,000 and $1.1 million respectively, as compared to $347,000 and $981,000, respectively, for the same period of the prior fiscal year. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

Note 11:  Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At March 31, 2020, the current rate was 3.59%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2020, the current rate was 3.19%. The carrying value of the debt securities was approximately $2.7 million at March 31, 2020 and $2.6 million at June 30, 2019.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At March 31, 2020, the current rate was 2.54%. The carrying value of the debt securities was approximately $5.2 million at March 31, 2020 and June 30, 2019.

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

Recurring Measurements. The following table presents the fair value measurements of assets  recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and June 30, 2019:

	Fair Value Measurements at March 31, 2020, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$2,303	$-	$2,303	$-
State and political subdivisions	38,583	-	38,583	-
Other securities	4,964	-	4,964	-
Mortgage-backed GSE residential	134,742	-	134,742	-

	Fair Value Measurements at June 30, 2019, Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$7,270	$-	$7,270	$-
State and political subdivisions	42,783	-	42,783	-
Other securities	5,053	-	5,053	-
Mortgage-backed GSE residential	110,429	-	110,429	-

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at March 31, 2020 and June 30, 2019:

Fair Value Measurements at March 31, 2020, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$1,253	$-	$-	$1,253

Fair Value Measurements at March 31, 2020, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$2,430	$-	$-	$2,430

The following table presents gains and (losses) recognized on assets measured on a non-recurring basis for the nine-month periods ended March 31, 2020 and 2019:

	For the nine months ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Foreclosed and repossessed assets held for sale	$(96)	$(229)
Total losses on assets measured on a non-recurring basis	$(96)	$(229)

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

(dollars in thousands)	Fair value at March 31, 2020	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted- average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$553	Third party appraisal	Marketability discount	0.0% - 46.1%	20.6%

(dollars in thousands)	Fair value at June 30, 2019	Valuation technique	Unobservable inputs	Range of inputs applied	Weighted average inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,430	Third party appraisal	Marketability discount	5.1% - 77.0%	35.2%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments not reported at fair value and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2020 and June 30, 2019.

	March 31, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$56,105	$56,105	$-	$-
Interest-bearing time deposits	973	-	973	-
Stock in FHLB	8,701	-	8,701	-
Stock in Federal Reserve Bank of St. Louis	4,353	-	4,353	-
Loans receivable, net	1,967,820	-	-	1,958,438
Accrued interest receivable	9,754	-	9,754	-
Financial liabilities
Deposits	1,971,647	1,316,854	-	655,493
Securities sold under agreements to repurchase	-	-	-	-
Advances from FHLB	123,361	-	125,330	-
Note payable	3,000	-	-	3,000
Accrued interest payable	1,753	-	1,753	-
Subordinated debt	15,118	-	-	9,855
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

	June 30, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,400	$35,400	$-	$-
Interest-bearing time deposits	969	-	969	-
Stock in FHLB	5,233	-	5,233	-
Stock in Federal Reserve Bank of St. Louis	4,350	-	4,350	-
Loans receivable, net	1,846,405	-	-	1,823,040
Accrued interest receivable	10,189	-	10,189	-
Financial liabilities
Deposits	1,893,695	1,214,606	-	678,301
Securities sold under agreements to repurchase	4,376	-	4,376	-
Advances from FHLB	44,908	-	45,547	-
Note payable	3,000	-	-	3,000
Accrued interest payable	2,099	-	2,099	-
Subordinated debt	15,043	-	-	15,267
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

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

Note 13:  Business Combinations

On January 17, 2020 the Company announced the signing of an agreement and plan of merger whereby Central Federal Bancshares, Inc. (“Central”), and its wholly owned subsidiary, Central Federal Savings and Loan Association (“Central Federal”), will be acquired by the Company in an all-cash transaction valued at approximately $24.0 million. At April 30, 2020 Central held consolidated assets of $70 million, loans, net of allowance, of $52 million, and deposits of $47 million. The transaction is expected to close late in the month of May, 2020, subject to satisfaction of customary closing conditions, including regulatory and Central shareholder approvals. The acquired financial institution is expected to be merged with and into Southern Bank shortly after or simultaneously with the acquisition of Central. For the three- and nine- month periods ended March 31, 2020, the Company incurred $76,000 and $101,000, respectively, of third-party acquisition-related costs, included in noninterest expense in the Company’s consolidated statements of income.

PART I:  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SOUTHERN MISSOURI BANCORP, INC.

General

Southern Missouri Bancorp, Inc. (Southern Missouri or Company) is a Missouri corporation and owns all of the outstanding stock of Southern Bank (the Bank). The Company’s earnings are primarily dependent on the operations of the Bank. As a result, the following discussion relates primarily to the operations of the Bank. The Bank’s deposit accounts are generally insured up to a maximum of $250,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2020, the Bank operated from its headquarters, 44 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 42 of its other branch offices. The remaining four branches are either leased or partially owned.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes. The following discussion reviews the Company’s condensed consolidated financial condition at March 31, 2020, and results of operations for the three- and nine-month periods ended March 31, 2020 and 2019.

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in this filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•potential adverse impacts to the economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto;

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

COVID-19 Pandemic Response

Southern Missouri is committed to serving our communities in this difficult time, and to the safety of our team members and customers. We have taken a number of actions which merit mention in this quarterly update.

General operating conditions. Beginning Monday, March 23, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. We’ve seen notable increases in usage for these delivery channels. As an example, video teller activity through our ITMs in the first twelve weekdays and Saturdays in the month of April increased by 34% over the comparable period in March. The Company began re-opening lobbies on Monday, May 4, subject to guidance by state and local authorities. In a short amount of time we significantly increased our telework capabilities, and have had as many as 30% of our team members working remotely for the last month either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. Non-essential business travel has been suspended. A limited number of team members are on full or partial paid leave in accordance with provisions of the Families First Coronavirus Response Act (the FFCRA) or the CARES Act. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated 1,476 loans totaling $127.8 million through May 7, 2020.

Deferrals and modifications. Through May 6, 2020, following regulatory guidance, the Company has deferred or modified loan payments for 762 loans totaling $323.6 million. These are loans that were otherwise current and performing, but anticipated difficulties in the coming months due to the pandemic response. Generally, the deferrals are for three-month periods, while interest-only modifications are for six months.

Loan Deferrals and Modifications Related to COVID-19	Through May 6, 2020
	Payment	Interest-only
(dollars in thousands)	Deferrals	Modifications

1- to 4-family residential	$ 11,806	$ 19,832
Multifamily residential	5,164	21,294
Total residential	16,970	41,126
1- to 4-family owner-occupied construction	-	-
1- to 4-family speculative construction	-	-
Multifamily construction	-	-
Other construction	4,367	321
Total construction balances drawn	4,367	321
Agricultural real estate	1,639	5,515
Vacant land - developed, undeveloped, and other purposes	106	3,611
Owner-occupied commercial real estate	29,483	47,545
Non-owner-occupied commercial real estate	67,656	86,107
Total commercial real estate	98,884	142,778
Home equity lines of credit	91	-
Deposit-secured loans	40	-
All other consumer loans	1,181	144
Total consumer loans	1,312	144
Agricultural production and equipment loans	450	451
Loans to municipalities or other public units	-	-
Commercial and industrial loans	1,647	15,165
Total commercial loans	2,097	15,616
Total loans outstanding	$ 123,630	$ 199,985

Of note, 94% of the dollar amount of deferrals and modifications approved for other construction loans are loans for the construction of a hotel.

For owner-occupied commercial real estate, 38% of the dollar amount of deferrals and modifications approved are loans secured by restaurants, 19% are loans secured by convenience stores, 9% are loans secured by manufacturing properties, 8% are loans secured by retail properties, and 5% are loans secured by auto dealers.

For non-owner-occupied commercial real estate, 35% of the dollar amount of deferrals and modifications approved are loans secured by multi-tenant retail, 22% are loans secured by hotels, 15% are loans secured by restaurants, and 8% are loans secured by care facilities.

Stock repurchases and dividends. As the Company noted in a current report on Form 8-K filed March 23, 2020, to preserve capital and provide liquidity to meet the credit needs of its customers, activity under the Company’s stock repurchase program was temporarily suspended effective after the close of the market on Thursday, March 26, 2020. The Company continued its quarterly dividend at the previous level of $0.15 per share for the May quarterly dividend and, while that will remain a quarter-to-quarter evaluation, anticipates that it will maintain the payment.

Lending concentrations. To provide useful disclosure regarding lending concentrations in this environment of economic uncertainty, we have prepared additional information regarding lending concentrations for inclusion in this filing, which are available at page 56 (see “Allowance for Loan Loss Activity”).

See also, “Item 1a: Risk Factors.”

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

During the first nine months of fiscal 2020, we grew our balance sheet by $160.0 million. Balance sheet growth was primarily attributable to loan growth, as loans, net of the allowance for loan losses, increased $121.4 million. Available-for-sale (AFS) securities increased $15.1 million, and cash equivalents and time deposits increased a combined $20.7 million. Deposits increased $78.0 million. During the fiscal year to date, the Company has experienced an increase of $25.3 million in public unit deposits, and a decrease of $21.6 million in brokered certificates of deposit, partially offset by an increase of $6.1 million in brokered nonmaturity deposits. Securities sold under agreements to repurchase decreased by $4.4 million. Advances from the Federal Home Loan Bank (FHLB) increased $78.5 million, attributable to the Company’s use of this funding source to fund loan growth in excess of deposit growth and to replace brokered funding. Equity increased $11.5 million, attributable to retention of net income and an increase in other comprehensive income, partially offset by cash dividends and share repurchases.

Net income for the first nine months of fiscal 2020 was $20.6 million, a decrease of $704,000, or 3.3% as compared to the same period of the prior fiscal year. Compared to the year-ago period, the Company’s decrease in net income was the result of increases in noninterest expense and provision for loan losses, partially offset by increases in net interest income, noninterest income, and a reduction in provision for income taxes. Diluted net income available to common shareholders was $2.24 per share for the first nine months of fiscal 2020, as compared to $2.33 per share for the same period of the prior fiscal year. For the first nine months of fiscal 2020, noninterest expense increased $3.7 million, or 9.8%; provision for loan losses increased $2.6 million, or 178.2%; net interest income increased $4.6 million, or 8.5%; noninterest income increased $861,000, or 7.5%; and provision for income taxes decreased $168,000, or 3.2%, as compared to the same period of the prior fiscal year. For more information see “Results of Operations.”

Interest rates during the first nine months of fiscal 2020 moved significantly lower. The yield curve was inverted for much of the first six months of the fiscal year, became more positively-sloped following the third quarter-point Federal Funds rate reduction by the Federal Reserve’s Open Market Committee (FOMC) in October 2019, and then moved notably lower again beginning in late January, reaching new all-time lows for longer maturities. As the FOMC cut rates by 150 basis points over a two-week period in March in response to the economic impact of the COVID-19 pandemic, the curve became positively-sloped, but at much lower levels. At March 31, 2020, as compared to June 30, 2019, the yield on two-year treasuries dropped to 0.23% from 1.75%; the yield on five-year treasuries dropped to 0.37% from 1.76%; the yield on ten-year treasuries dropped to 0.70% from 2.00%; and the yield on 30-year treasuries dropped to 1.35% from 2.39%. Following a period of extreme volatility in mid-March, the spread between yields on 91-day or two-year treasuries as compared to ten year treasuries by late March settled in at the widest levels since late 2018. The Federal Reserve became active to provide liquidity to markets and calm volatility, and expressed plans to greatly expand its balance sheet. As compared to the first nine months of the prior fiscal year, our average yield on earning assets increased by six basis points, primarily reflecting loans originated and renewed at higher market rates reflecting increases through December 2018 by the FOMC, and partially offset by inclusion in the prior period’s results of larger benefits from discount accretion on acquired loan portfolios (see “Results of Operations: Comparison of the nine-month periods ended March 31, 2020 and 2019 – Net Interest Income”). Our asset yields began to decline sequentially in the second quarter of fiscal 2020, however, and continued into the third quarter, as the FOMC lowered rates by 25 basis points in each of July, September, and October of 2019, before reducing rates by 150 basis points in March 2020. The Company’s cost of funds began to decline in the second quarter of fiscal 2020, followed by further reductions in the third quarter, but the current nine-month period, as compared to the prior fiscal year shows an increase of 19 basis points in our average cost of interest-bearing deposits, and an increase of 14 basis points our average cost of interest-bearing liabilities.

Net interest income increased $4.6 million, or 8.5%, as the Company saw an increase of 10.5% in average interest earning assets, partially offset by a decline of seven basis points in the net interest margin, comparing the first nine months of fiscal 2020 to the same period of the prior fiscal year. The decrease was attributable primarily to an increased cost of funds and smaller benefits from the accretion of the discounts on acquired loans carried at fair value, partially offset by increased asset yields generally. Benefits attributable to accretion of discounts on acquired loans (partially offset by the accretion of discounts on assumed time deposits) resulting from the 2014 acquisition of Peoples Bank of the Ozarks (the Peoples Acquisition), the 2017 acquisition of Capaha Bank (the Capaha Acquisition), the February 2018 acquisition of Southern Missouri Bank of Marshfield (the SMB-Marshfield Acquisition), and the November 2018 acquisition of Gideon Bancshares Company and its subsidiary, First Commercial Bank (the Gideon Acquisition) totaled $1.4 million in the first nine months of fiscal 2020, as compared to $2.3 million in the same period a year ago. In the current period, this component of net interest income contributed nine basis points to the net interest margin, a decrease from a contribution of 16 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, particularly those acquired from the Peoples Acquisition and the Capaha Acquisition, though the Gideon Acquisition partially offsets that decline, as there was no comparable item for approximately half of the same period a year ago. In the nine-month period a year ago, resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha Acquisition resulted in notably higher levels of discount accretion. The Company generally expects this component of net interest income to decline over time. Also, the Company recognized an additional $608,000 in interest income as a result of the resolution of a limited number of nonperforming loans during the first nine months of fiscal 2020. The recognition of interest income on these loans contributed four basis points to the net interest margin, without material comparable items in the year ago period.

The Company’s net income is also affected by the level of its noninterest income and noninterest expenses. Non-interest income generally consists primarily of deposit account service charges, bank card interchange income, loan-related fees, earnings on bank-owned life insurance, gains on sales of loans, and other general operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy-related expenses, deposit insurance assessments, professional fees, advertising, postage and office expenses, insurance, bank card network expenses, the amortization of intangible assets, and other general operating expenses. During the nine-month period ended March 31, 2020, noninterest income increased $861,000, or 7.5%, as compared to the same period of the prior fiscal year, attributable primarily to deposit account service charges, bank card interchange income, wealth management and insurance brokerage commissions, and gains realized on sales of residential loans originated for sale into the secondary market, partially offset by decreases in loan servicing income (due in part to recognition of impairment on our mortgage servicing rights) earnings on bank-owned life insurance, and inclusion in the prior period’s results of gains on the sale of AFS securities. Earnings on bank-owned life insurance decreased due to the inclusion in the prior period’s results of a nonrecurring benefit realized. Noninterest expense for the nine-month period ended March 31, 2020, increased $3.7 million, or 9.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy-related expenses, bank card network expense, and losses realized on disposition of fixed assets, partially offset by decreases in deposit insurance premiums. The Company recognized $103,000 in charges related to merger and acquisition activity in the current nine-month period, as compared to charges of $839,000 in the same period of the prior fiscal year.

Increases in net interest income, noninterest income, and noninterest expense were attributable in part to the Gideon Acquisition, which was completed in November 2018, and for which results of operations would be included in the full nine-month period in the current fiscal year-to-date, while its results of operations were only included for approximately half of the prior fiscal year-to-date.

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

Comparison of Financial Condition at March 31, 2020, and June 30, 2019

The Company experienced balance sheet growth in the first nine months of fiscal 2020, with total assets of $2.4 billion at March 31, 2020, reflecting an increase of $160.0 million, or 7.2%, as compared to June 30, 2019. Asset growth was comprised mainly of increases in loans, cash and cash equivalents, and available-for-sale (“AFS”) securities.

Available-for-sale (AFS) securities were $180.6 million at March 31, 2020, an increase of $15.1 million, or 9.1%, as compared to June 30, 2019. Cash equivalents and time deposits were a combined $57.1 million, an increase of $20.7 million, or 56.9%, as compared to June 30, 2019.

Loans, net of the allowance for loan losses, were $2.0 billion at March 31, 2020, an increase of $121.4 million, or 6.6%, as compared to June 30, 2019. The portfolio primarily saw growth in residential real estate loans, commercial real estate loans, and funded balances in construction loans, partially offset by declines in commercial loans, and consumer loans. Residential real estate loan balances were higher as the Company saw increases both in loans secured by multifamily and 1-to-4 family real estate. Commercial real estate loans were increased primarily due to loans secured by nonresidential properties, combined with a small increase in loans secured by agricultural real estate. Construction loan balances were increased as a result of both draws on existing construction loans and new loan originations. The decrease in commercial loan balances primarily reflected reductions in commercial and industrial loans and seasonal declines in agricultural operating and equipment loans. Reductions in consumer loans consisted primarily of loans secured by deposits, partially offset by a modest increase in home equity line of credit balances.

Goodwill was $14.1 million at March 31, 2020, unchanged as compared to June 30, 2019. Goodwill resulted from various bank acquisitions from 2009 through 2018; goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually. At March 31, 2020, the Company conducted a qualitative assessment of goodwill at that date, which considered: the decline in the market value of the Company’s common stock, relative to peers; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations. As a result of the assessment, the Company concluded that there was not a triggering event requiring further need to assess the impairment of goodwill as of March 31, 2020. See, however, “Item 1a: Risk Factors.”

Deposits were $2.0 billion at March 31, 2020, an increase of $78.0 million, or 4.1%, as compared to June 30, 2019. Deposit growth was partially offset by a reduction in brokered deposits, which declined on net by $15.5 million, reflecting a decrease in brokered time deposits of $21.6 million, and an increase in brokered money market deposits of $6.1 million. Brokered time deposits were $23.3 million, and brokered money market deposits were $14.4 million, at March 31, 2020. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. The Company has utilized FHLB funding in lieu of brokered funding primarily due to rate and term availability. Public unit balances were $292.1 million at March 31, 2020, reflecting an increase of $25.3 million as compared to June 30, 2019, which is due in part to seasonal public unit flows of funds. In total, deposit balances saw increases in interest-bearing transaction accounts, money market deposit accounts, and noninterest-bearing transaction accounts, partially offset by declines in certificates of deposit and savings accounts. The average loan-to-deposit ratio for the third quarter of fiscal 2020 was 99.9%, as compared to 97.2% for the same period of the prior fiscal year.

FHLB advances were $123.4 million at March 31, 2020, an increase of $78.5 million, or 174.7%, as compared to June 30, 2019, with the increase attributable to the Company’s use of this source to fund increases in loan and securities balances in excess of our increases in deposits and retained earnings. The increase consisted of $53.1 million in overnight funding and $25.4 million in term advances. Over the past several years, the Company has worked to move public unit and business customers from a swept repurchase agreement product, which required the use of the Company’s AFS securities portfolio to collateralize those borrowings, to a reciprocal deposit product. During the first quarter of fiscal 2020, the final customers utilizing the sweep product were migrated, and the Company saw a reduction of $4.4 million in this funding source as compared to June 30, 2019.

The Company’s stockholders’ equity was $249.9 million at March 31, 2020, an increase of $11.5 million, or 4.8%, as compared to June 30, 2019. The increase was attributable primarily to retained earnings, partially offset by cash dividends paid and by repurchases of 182,598 Company shares, acquired for $5.8 million, for an average price of $31.61 per share. As the Company noted in a current report on Form 8-K filed March 23, 2020, activity under the repurchase program was temporarily suspended effective after the close of the market on Thursday, March 26, 2020.

Average Balance Sheet, Interest, and Average Yields and Rates for the Three- and Nine-Month Periods Ended

March 31, 2020 and 2019

The tables below present certain information regarding our financial condition and net interest income for the three- and nine-month periods ended March 31, 2020 and 2019. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. Yields on tax-exempt obligations were not computed on a tax equivalent basis.

	Three-month period ended			Three-month period ended
	March 31, 2020			March 31, 2019
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 1,530,387	$ 19,317	5.05	$ 1,394,251	$ 18,059	5.18
Other loans (1)	420,500	5,652	5.38	408,819	5,779	5.65
Total net loans	1,950,887	24,969	5.12	1,803,070	23,838	5.29
Mortgage-backed securities	123,131	733	2.38	107,217	736	2.74
Investment securities (2)	61,258	485	3.16	76,500	584	3.06
Other interest earning assets	7,363	33	1.79	3,544	28	3.20
Total interest earning assets (1)	2,142,639	26,220	4.89	1,990,331	25,186	5.06
Other noninterest earning assets (3)	180,981	-		189,504	-
Total assets	$ 2,323,620	$ 26,220		$ 2,179,835	$ 25,186

Interest bearing liabilities:
Savings accounts	$ 164,521	277	0.67	$ 166,427	317	0.76
NOW accounts	689,571	1,803	1.05	606,863	1,573	1.04
Money market deposit accounts	216,805	700	1.29	167,586	603	1.44
Certificates of deposit	658,430	3,355	2.04	680,704	3,358	1.97
Total interest bearing deposits	1,729,327	6,135	1.42	1,621,580	5,851	1.44
Borrowings:
Securities sold under agreements to repurchase	-	-	-	4,267	10	0.90
FHLB advances	83,916	439	2.09	67,091	495	2.95
Note Payable	3,000	31	4.13	3,000	37	4.99
Subordinated debt	15,105	197	5.22	15,006	239	6.36
Total interest bearing liabilities	1,831,348	6,802	1.49	1,710,944	6,632	1.55
Noninterest bearing demand deposits	223,865	-		233,296	-
Other noninterest bearing liabilities	17,634	-		7,995	-
Total liabilities	2,072,847	6,802		1,952,235	6,632
Stockholders’ equity	250,773	-		227,600	-
Total liabilities and stockholders' equity	$ 2,323,620	$ 6,802		$ 2,179,835	$ 6,632

Net interest income		$ 19,418			$ 18,554

Interest rate spread (4)			3.40%			3.51%
Net interest margin (5)			3.63%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.00%			116.33%

(1)Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.

(2)Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)Includes average balances for fixed assets and BOLI of $65.0 million and $38.9 million, respectively, for the three-month period ended March 31, 2020, as compared to $62.4 million and $37.9 million, respectively, for the same period of the prior fiscal year.

(4)Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(5)Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine-month period ended			Nine-month period ended
	March 31, 2020			March 31, 2019
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost (%)	Average Balance	Interest and Dividends	Yield/ Cost (%)

Interest earning assets:
Mortgage loans (1)	$ 1,469,320	$ 57,402	5.21	$ 1,325,414	$ 51,148	5.15
Other loans (1)	437,167	18,628	5.68	385,574	16,391	5.67
Total net loans	1,906,487	76,030	5.32	1,710,988	67,539	5.26
Mortgage-backed securities	118,577	2,141	2.41	100,205	1,968	2.62
Investment securities (2)	64,010	1,507	3.14	81,513	1,839	3.01
Other interest earning assets	6,895	110	2.13	3,587	89	3.32
Total interest earning assets (1)	2,095,969	79,788	5.08	1,896,293	71,435	5.02
Other noninterest earning assets (3)	183,142	-		168,119	-
Total assets	$ 2,279,111	$ 79,788		$ 2,064,412	$ 71,435

Interest bearing liabilities:
Savings accounts	$ 164,834	947	0.77	$ 159,571	842	0.70
NOW accounts	651,295	5,161	1.06	574,072	4,218	0.98
Money market deposit accounts	205,495	2,313	1.50	145,991	1,423	1.30
Certificates of deposit	666,549	10,740	2.15	613,193	8,303	1.81
Total interest bearing deposits	1,688,173	19,161	1.51	1,492,827	14,786	1.32
Borrowings:
Securities sold under agreements to repurchase	110	-	0.03	3,829	25	0.88
FHLB advances	88,612	1,534	2.31	106,061	2,025	2.55
Note Payable	3,000	102	4.50	3,319	121	-
Subordinated debt	15,080	636	5.63	14,982	689	6.13
Total interest bearing liabilities	1,794,975	21,433	1.59	1,621,018	17,646	1.45
Noninterest bearing demand deposits	221,603	-		218,846	-
Other noninterest bearing liabilities	17,060	-		9,322	-
Total liabilities	2,033,638	21,433		1,849,186	17,646
Stockholders’ equity	245,473	-		215,226	-
Total liabilities and stockholders' equity	$ 2,279,111	$ 21,433		$ 2,064,412	$ 17,646

Net interest income		$ 58,355			$ 53,789

Interest rate spread (4)			3.49%			3.57%
Net interest margin (5)			3.71%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.77%			116.98%

(1)Calculated net of deferred loan fees, loan discounts and loans-in-process. Non-accrual loans are not included in average loans.

(2)Includes FHLB and Federal Reserve Bank of St. Louis membership stock and related cash dividends.

(3)Includes average balances for fixed assets and BOLI of $64.5 million and $38.7 million, respectively, for the nine-month period ended March 31, 2020, as compared to $59.3 million and $37.8 million, respectively, for the same period of the prior fiscal year.

(4)Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(5)Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on the Company’s net interest income for the three- and nine-month periods ended March 31, 2020, compared to the three- and nine-month periods ended March 31, 2019. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) effects on interest income and expense attributable to change in rate (changes in rate multiplied by prior volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-month period ended March 31, 2020
	Compared to three-month period ended March 31, 2019
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$ (760)	$ 1,954	$ (63)	$ 1,131
Mortgage-backed securities	(97)	109	(15)	(3)
Investment securities (2)	21	(116)	(4)	(99)
Other interest-earning deposits	(12)	31	(14)	5
Total net change in income on
interest-earning assets	(848)	1,978	(96)	1,034

Interest-bearing liabilities:
Deposits	26	277	(19)	284
Securities sold under
agreements to repurchase	-	(10)	-	(10)
Subordinated debt	(43)	2	(1)	(42)
Note Payable	(6)	-	-	(6)
FHLB advances	(143)	124	(37)	(56)
Total net change in expense on
interest-bearing liabilities	(166)	393	(57)	170
Net change in net interest income	$ (682)	$ 1,585	$ (39)	$ 864

	Nine-month period ended March 31, 2020
	Compared to nine-month period ended March 31, 2019
	Increase (Decrease) Due to
			Rate/
(dollars in thousands)	Rate	Volume	Volume	Net
Interest-earnings assets:
Loans receivable (1)	$ 671	$ 7,746	$ 74	$ 8,491
Mortgage-backed securities	(159)	361	(29)	173
Investment securities (2)	81	(395)	(18)	(332)
Other interest-earning deposits	(32)	82	(29)	21
Total net change in income on
interest-earning assets	561	7,794	(2)	8,353

Interest-bearing liabilities:
Deposits	2,204	1,897	274	4,375
Securities sold under
agreements to repurchase	(25)	(25)	25	(25)
FHLB advances	(189)	(333)	31	(491)
Note payable	(8)	(12)	1	(19)
Subordinated debt	(56)	5	(2)	(53)
Total net change in expense on
interest-bearing liabilities	1,926	1,532	329	3,787
Net change in net interest income	$ (1,365)	$ 6,262	$ (331)	$ 4,566

(1)Does not include interest on loans placed on nonaccrual status.

(2)Does not include dividends earned on equity securities.

Results of Operations – Comparison of the three-month periods ended March 31, 2020 and 2019

General. Net income for the three-month period ended March 31, 2020, was $5.1 million, a decrease of $2.0 million, or 28.1%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in the provision for loan losses and noninterest expense, and decreased noninterest income, partially offset by an increase in net interest income and a decrease in the provision for income taxes.

For the three-month period ended March 31, 2020, basic and fully-diluted net income per share available to common shareholders was $0.55 under both measures, as compared to $0.76 per share available common shareholders under both measures for the same period of the prior fiscal year, which represented decreases of $0.21, or 27.6%. Our annualized return on average assets for the three-month period ended March 31, 2020, was 0.88%, as compared to 1.30% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the three-month period ended March 31, 2020, was 8.1%, as compared to 12.5% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the three-month period ended March 31, 2020, was $19.4 million, an increase of $864,000, or 4.7%, as compared to the same period of the prior fiscal year. The increase was attributable to a 7.7% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.63% in the current three-month period, from 3.73% in the three-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Company’s August 2014 acquisition of Peoples Bank of the Ozarks (Peoples), the June 2017 acquisition of Capaha Bank (Capaha), the February 2018 acquisition of Southern Missouri Bank of Marshfield (SMB-Marshfield), and the Gideon Acquisition resulted in an additional $410,000 in net interest income for the three-month period ended March 31, 2020, as compared to $631,000 in net interest income for the same period a year ago. The decline is attributable to reductions, as expected, in discount accretion as additional time has elapsed since the loan portfolios were acquired and balances have declined. The Company generally expects this component of net interest income will continue to decline over time, absent additional acquisitions, although volatility may occur to the extent we have periodic resolutions of specific credit impaired loans. Combined, these components of net interest income contributed eight basis points to net interest margin in the three-month period ended March 31, 2020, as compared to a contribution of 13 basis points in the same period of the prior fiscal year, and as compared to the 10 basis point contribution in the linked quarter, ended December 31, 2019, when net interest margin was 3.70%. Additionally, in the linked period, the Company recognized an additional $194,000 in interest income as a result of the resolution of nonperforming loans. This recognition of interest income contributed four basis points to the net interest margin in the linked period, without material comparable items in the current period.

For the three-month period ended March 31, 2020, our net interest rate spread was 3.40%, as compared to 3.51% in the year-ago period. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 17 basis point decline in the average yield on interest-earning assets, partially offset by a six basis point decline in the average cost of interest-bearing liabilities.

Interest Income. Total interest income for the three-month period ended March 31, 2020, was $26.2 million, an increase of $1.0 million, or 4.1%, as compared to the same period of the prior fiscal year. The increase was attributed to a 7.7% increase in the average balance of interest-earning assets, partially offset by a 17 basis point decline in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable to growth in the loan portfolio, while investment balances were relatively stable, on average, and other interest-earning assets increased. The decrease in the average yield on interest-earning assets was primarily attributable to reductions in market interest rates over recent periods and the effect on variable rate loans and loans renewed or originated since the year-ago period, as well as to the decline in interest income resulting from accretion of discounts on acquired loan portfolios.

Interest Expense. Total interest expense for the three-month period ended March 31, 2020, was $6.8 million, an increase of $170,000, or 2.6%, as compared to the same period of the prior fiscal year. The increase was attributable to a 7.0% increase in the average balance of interest-bearing liabilities, partially offset by a six basis point decline in the average cost of interest-bearing liabilities. The decrease in the average cost of interest-bearing liabilities was attributable primarily to reductions in market interest rates over recent periods and the effect on certificates of deposit renewed or originated since the year-ago period, modest reductions in average rates paid on nonmaturity deposit accounts, as well as a shift in the composition of interest-bearing liabilities away from certificates of deposit, which are carried at a higher cost than nonmaturity deposits. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts and money market deposit accounts, partially offset by lower certificate of deposit and repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the three-month period ended March 31, 2020, was $2.9 million, as compared to $491,000 in the same period of the prior fiscal year. Increased provisioning was attributable primarily to increased uncertainty regarding the economic environment and its potential impact on the Company’s borrowers. In particular, the Company noted within its portfolio loans to certain industries which appear to be more likely to be adversely impacted by the non-essential business closures, or changes in consumer preference and behavior, in response to the COVID-19 pandemic. For discussion, see “Allowance for Loan Loss Activity.” Stronger loan growth and increases in classified and delinquent credits also contributed. As a percentage of average loans outstanding, the provision for loan losses in the current three-month period represented a charge of 0.58% (annualized), while the Company recorded net charge offs during the period of 0.03% (annualized). During the same period of the prior fiscal year, the provision for loan losses as a percentage of average loans outstanding represented a charge of 0.11% (annualized), while the Company recorded net charge offs of 0.02% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the three-month period ended March 31, 2020, was $3.9 million, a decrease of $90,000, or 2.3%, as compared to the same period of the prior fiscal year. The year ago period included $244,000 in gains on sales of AFS securities, and $214,000 in other identified nonrecurring benefits. In the current period, increases in deposit account service charges and bank card interchange income were mostly offset by a decline in mortgage servicing income, as the Company recognized a $395,000 impairment of its mortgage servicing rights due to the decline in market interest rates and a coincident increase in expected prepayments. Deposit account service charges increased primarily as a result of a 12.7% increase in the number of NSF items presented, as well as a 12.0% increase in fees charged for NSF items effective October 1, 2019. These service charges typically see a seasonal reduction late in the March quarter when consumers receive income tax refunds, and the Company would expect that impact, coupled with COVID-19 Economic Impact Payments, reduced gasoline prices, and other spending reductions to result in an even more pronounced reduction in these charges in coming quarters. Bank card interchange income increased as a result of a 9.6% increase in bank card dollar volume and incentive benefits under a new affiliation contract. We anticipate interchange income may decline as well due to reductions in depositor purchasing activity given non-essential business closures ordered to combat the COVID-19 pandemic.

Noninterest Expense. Noninterest expense for the three-month period ended March 31, 2020, was $14.2 million, an increase of $1.0 million, or 7.6%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy-related expenses, bank card network expense, and other expenses, including provisioning for off-balance sheet credit exposures and losses and expenses on foreclosed real estate, partially offset by a decrease in deposit insurance premiums. Based on the same qualitative evaluation of loss exposure utilized in the allowance for loan losses, the Company saw an increase in its off-balance sheet credit exposure, resulting in a charge of $300,000 in the current period, as compared to a charge of $9,000 in the year ago period. Partially offsetting these increases, the FDIC continued applying credits to the deposit insurance assessments due from smaller banks, such as the Company’s subsidiary, resulting in no deposit insurance premium expense for the Company in the current quarter, as compared to an expense of $157,000 in the year ago period. As the credits are exhausted in all material respects, the expense will return to a normalized level for the quarter ended June 30, 2020. After recording $243,000 in charges related to merger and acquisition activity in the same quarter a year ago, the Company recorded only $76,000 in comparable expenses in the current period. Additionally, the year ago period included $185,000 in other nonrecurring charges. The efficiency ratio for the three-month period ended March 31, 2020, was 61.0%, as compared to 59.3% in the same period of the prior fiscal year, as noninterest expenses, including provision for off-balance sheet credit exposure, grew at a faster rate over the prior year as compared to net interest income, due to margin compression, and as compared to noninterest income, due primarily to the impairment charge recorded on the Company’s mortgage servicing rights.

Income Taxes. The income tax provision for the three-month period ended March 31, 2020, was $1.1 million, a decrease of $596,000, or 34.6%, as compared to the same period of the prior fiscal year, attributable primarily to lower pre-tax income, combined with a decrease in the effective tax rate, to 18.1%, as compared to 19.6% in the year-ago period.

Results of Operations – Comparison of the nine-month periods ended March 31, 2020 and 2019

General. Net income for the nine-month period ended March 31, 2020, was $20.6 million, a decrease of $704,000, or 3.3%, as compared to the same period of the prior fiscal year. The decrease was attributable to increases in net interest expense and provision for loan losses, partially offset by increases in net interest income and noninterest income, and by a reduction in provision for income taxes.

For the nine-month period ended March 31, 2020, basic and fully-diluted net income per share was $2.24 under both measures, as compared to $2.33 under both measures for the same period of the prior fiscal year, which represented decreases of $0.09, or 3.9%. Our annualized return on average assets for the nine-month period ended March 31, 2020, was 1.21%, as compared to 1.38% for the same period of the prior fiscal year. Our return on average common stockholders’ equity for the nine-month period ended March 31, 2020, was 11.2%, as compared to 13.2% in the same period of the prior fiscal year.

Net Interest Income. Net interest income for the nine-month period ended March 31, 2020, was $58.4 million, an increase of $4.6 million, or 8.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 10.5% increase in the average balance of interest-earning assets, partially offset by a decrease in net interest margin to 3.71% in the current nine-month period, from 3.78% in the nine-month period a year ago. Our net interest margin is determined by dividing annualized net interest income by total average interest-earning assets.

Loan discount accretion and deposit premium amortization related to the Peoples Acquisition, the Capaha Acquisition, the SMB-Marshfield Acquisition, and the Gideon Acquisition resulted an additional $1.4 million in net interest income for the nine-month period ended March 31, 2020, as compared to $2.3 million in net interest income for the same period a year ago. In the current nine-month period, this component of net interest income contributed nine basis points to the net interest margin, a decrease from a contribution of 16 basis points in the year-ago period. The dollar impact of this component of net interest income has generally been declining each sequential quarter as assets mature or prepay, particularly those acquired from the Peoples Acquisition and the Capaha Acquisition, though the Gideon Acquisition partially offsets that decline, as there was no comparable item for approximately half of the same period a year ago. In the same period a year ago, resolution of particular acquired impaired credits from the Peoples Acquisition and the Capaha acquisition resulted in notably higher levels of discount accretion in that period. The Company generally expects this component of net interest income to decline. Also, the Company recognized an additional $608,000 in interest income as a result of the resolution of nonperforming loans during the current nine-month period. This recognition of interest income contributed four basis points to the net interest margin in the current nine-month period, without material comparable items in the year ago period.

For the nine-month period ended March 31, 2020, our net interest spread was 3.49%, as compared to 3.57% in the nine-month period a year ago. The decrease in net interest rate spread, compared to the same period a year ago, resulted from a 14 basis point increase in the average cost of interest-bearing liabilities, partially offset by a six basis point increase in the average yield on interest-earning assets.

Interest Income. Total interest income for the nine-month period ended March 31, 2020, was $79.8 million, an increase of $8.4 million, or 11.7%, as compared to the same period of the prior fiscal year. The increase was attributed to a 10.5% increase in the average balance of interest-earning assets, combined with a six basis point increase in the average yield earned on interest-earning assets, as compared to the same period of the prior fiscal year. Increased average interest-earning balances were attributable primarily to growth in the loan portfolio, including organic growth and growth through acquisitions, while investment balances were relatively stable, on average, and other interest-earning assets increased. The increase in the average yield on interest-earning assets was attributable primarily to originations and renewals of loans at higher market rates as the FOMC increased rates through December 2018, and the Company’s loan portfolio yield peaked in the quarter ended September 30, 2019, and has declined since then; but on average, the portfolio’s yield in the current nine-month period remains above the loan yield for the comparable period one year ago. A decline in interest income resulting from accretion of discounts on acquired loan portfolios was partially offset by the recognition of interest income as a result of the resolution of nonperforming loans during the current nine-month period, discussed above.

Interest Expense. Total interest expense for the nine-month period ended March 31, 2020, was $21.4 million, an increase of $3.8 million, or 21.5%, as compared to the same period of the prior fiscal year. The increase was attributable to a 14 basis point increase in the average cost of interest-bearing liabilities, combined with a 10.7% increase in the average balance of interest-bearing liabilities, as compared to the same period of the prior fiscal year. The increase in the average cost of interest-bearing liabilities was attributable primarily to origination and renewals of certificates of deposit at higher market rates over recent periods, as well as to rates paid, on average, in the current period for money market deposit accounts and savings accounts that were above the rates paid, on average, for those funds during the same period of the prior fiscal year. These increases were partially offset by declines in the rates paid for FHLB and other borrowings, on average, during the same period of the prior year. Increased average interest-bearing balances were attributable primarily to increases in interest-bearing transaction accounts, money market deposit accounts, and certificates of deposit, partially offset by lower FHLB and repurchase agreement balances.

Provision for Loan Losses. The provision for loan losses for the nine-month period ended March 31, 2020, was $4.1 million, as compared to $1.5 million in the same period of the prior fiscal year. Increased provisioning was attributable primarily to increased uncertainty regarding the economic environment and its potential impact on the Company’s borrowers. In particular, the Company noted within its portfolio loans to certain industries which appear to be more likely to be adversely impacted by the non-essential business closures, or changes in consumer preference and behavior, in response to the COVID-19 pandemic. For discussion, see “Allowance for Loan Loss Activity.” As a percentage of average loans outstanding, the provision for loan losses in the current nine-month period represented a charge of 0.29% (annualized), while the Company recorded net charge offs during the period of 0.04% (annualized). During the same period of the prior fiscal year, provision for loan losses as a percentage of average loans outstanding represented a charge of 0.12% (annualized), while the Company recorded net charge offs of 0.02% (annualized). (See “Critical Accounting Policies”, “Allowance for Loan Loss Activity” and “Nonperforming Assets”).

Noninterest Income. The Company’s noninterest income for the nine-month period ended March 31, 2020, was $12.3 million, an increase of $861,000, or 7.5%, as compared to the same period of the prior fiscal year. Increases in deposit account service charges, bank card interchange income, wealth management and insurance brokerage commissions, and gains realized on sales of residential loans originated for sale into the secondary market were partially offset by a decrease in loan servicing income (due in part to recognition of impairment on our mortgage servicing rights), earnings on bank-owned life insurance, and inclusion in the prior period’s result of gains on the sale of AFS securities. Earnings on bank-owned life insurance decreased due to the inclusion in the prior period’s results of a nonrecurring benefit realized. Deposit account service charges increased primarily as a result of an increase in the number of NSF items presented, due in part to the Gideon Acquisition in mid-fiscal 2019, as well as a 12% increase in per-item NSF charges during the current fiscal year, effective October 1, 2019. As noted in “Results of Operations – Comparison of the three-month periods ended March 31, 2020 and 2019”, these service charges typically see a seasonal reduction late in the March quarter when consumers receive income tax refunds, and the Company would expect that impact, coupled with COVID-19 Economic Impact Payments, reduced gasoline prices, and other spending reductions to result in an even more pronounced reduction in these charges in coming quarters. Bank card interchange income increased as a result of an increase in bank card transactions, attributable in part to the Gideon Acquisition in mid-fiscal 2019, as well as incentive benefits under a new affiliation contract. As noted in “Results of Operations – Comparison of the three-month periods ended March 31, 2020 and 2019”, we anticipate interchange income may decline due to reductions in depositor purchasing activity given non-essential business closures ordered to combat the COVID-19 pandemic. Wealth management and insurance brokerage commissions increased as a result of the establishment or acquisition of these new business lines for the Company. Gains realized on sales of residential loans originated for sale into the secondary market increased as a result of an increase in the volume of originations, as well as a shift in the loan mix to more profitable products.

Noninterest Expense. Noninterest expense for the nine-month period ended March 31, 2020, was $40.8 million, an increase of $3.7 million, or 9.8%, as compared to the same period of the prior fiscal year. The increase was attributable primarily to increases in compensation and benefits, occupancy-related expenses, bank card network expense, and other expenses, including losses and expenses related to foreclosed properties and losses on the disposition of fixed assets, partially offset by a decrease in deposit insurance premiums. Generally, increases in noninterest expenses in the current nine-month period as compared to the year ago period were, in part, attributable to the additional staff, facilities, data processing and other expenses following the mid-fiscal 2019 Gideon Acquisition. A non-recurring loss on the disposition of fixed assets of $327,000 was reported in the December 2019 quarter, attributable to the sale of two bank facilities acquired in the Gideon Acquisition which were no longer in service. The Company recognized $103,000 in charges related to merger and acquisition activity in the current nine-month period, as compared to charges of $839,000 in the same period of the prior fiscal year. The efficiency ratio for the nine-month period ended March 31, 2020, was 57.8%, as compared to 57.2% in the same period of the prior fiscal year.

Income Taxes. The income tax provision for the nine-month period ended March 31, 2020, was $5.0 million, a decrease of $168,000, or 3.2%, as compared to the same period of the prior fiscal year, attributable primarily to a decrease in the pre-tax income, while the effective tax rate was unchanged, at 19.6%.

Allowance for Loan Loss Activity

The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management’s analysis of the loan portfolio, the amount of non-performing and classified loans, as well as general economic conditions. Although the Company maintains its allowance for loan losses at a level that it considers sufficient to provide for losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies, which can order the establishment of additional loss provision. The following table summarizes changes in the allowance for loan losses over the three- and nine-month periods ended March 31, 2020 and 2019:

	For the three months ended		For the nine months ended
	March 31,		March 31,
(dollars in thousands)	2020	2019	2020	2019

Balance, beginning of period	$ 20,814	$ 19,023	$ 19,903	$ 18,214
Loans charged off:
Residential real estate	(133)	(18)	(305)	(27)
Construction	-	-	-	-
Commercial business	(26)	(31)	(173)	(78)
Commercial real estate	(12)	(21)	(12)	(141)
Consumer	(19)	(27)	(117)	(47)
Gross charged off loans	(190)	(97)	(607)	(293)
Recoveries of loans previously charged off:
Residential real estate	-	12	18	12
Construction	-	-	-	-
Commercial business	27	1	28	2
Commercial real estate	-	1	15	5
Consumer	7	3	17	8
Gross recoveries of charged off loans	34	17	78	27
Net (charge offs) recoveries	(156)	(80)	(529)	(266)
Provision charged to expense	2,850	491	4,134	1,486
Balance, end of period	$ 23,508	$ 19,434	$ 23,508	$ 19,434

The allowance for loan losses has been calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower’s intent and ability to repay the loan, local economic conditions, and the Company’s historical loss ratios. We maintain the allowance for loan losses through the provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. The allowance for loan losses increased $3.6 million, to $23.5 million at March 31, 2020, from $19.9 million at June 30, 2019. The increase was deemed appropriate in order to bring the allowance for loan losses to a level that reflects management’s estimate of the incurred loss in the Company’s loan portfolio at March 31, 2020, and reflected increased economic uncertainty resulting from the unprecedented impact of the COVID-19 pandemic.

At March 31, 2020, the Company had loans of $28.4 million, or 1.43% of total loans, adversely classified ($27.5 million classified “substandard”; $888,000 classified “doubtful”), as compared to loans of $28.3 million, or 1.51% of total loans, adversely classified ($28.2 million classified “substandard”; $35,000 classified “doubtful”) at June 30, 2019, and $27.9 million, or 1.52% of total loans, adversely classified ($27.9 million classified “substandard”; $41,000 classified “doubtful”) at March 31, 2019. Classified loans were generally comprised of loans secured by owner-occupied commercial real estate, agricultural real estate, commercial purpose collateral, and single-family residential real estate. All loans were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt. Of our classified loans, the Company had ceased recognition of interest on loans with a carrying value of $9.5 million at March 31, 2020. As noted in Note 4 to the condensed consolidated financial statements, the Company’s total past due loans increased from $11.6 million at June 30, 2019, to $15.9 million at March 31, 2020.

In its quarterly evaluation of the adequacy of its allowance for loan losses, the Company employs historical data including past due percentages, charge offs, and recoveries for the previous five years for each loan category. The Company’s allowance methodology considers the most recent twelve-month period’s average net charge offs and uses this information as one of the primary factors for evaluation of allowance adequacy. Average net charge offs are calculated as net charge offs by portfolio type for the period as a percentage of the average balance of respective portfolio type over the same period. While net charge offs remain quite low at this time, notable uncertainty about the economic outlook has resulted from the unprecedented impact of the COVID-19 pandemic.

The following table sets forth the Company’s historical net charge offs as of March 31, 2020, and June 30, 2019:

Portfolio segment	March 31, 2020	June 30, 2019
	Net charge offs –	Net charge offs –
	12-month historical	12-month historical
Real estate loans:
Residential	0.05%	0.01%
Construction	0.00%	0.00%
Commercial	0.00%	0.02%
Consumer loans	0.15%	0.14%
Commercial loans	0.05%	0.02%

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At March 31, 2020, these qualitative factors included:

•Changes in lending policies

•National, regional, and local economic conditions, including the impact of COVID-19

•Changes in mix and volume of portfolio

•Experience, ability, and depth of lending management and staff

•Entry to new markets

•Levels and trends of delinquent, nonaccrual, special mention and

•Classified loans

•Concentrations of credit

•Changes in collateral values

•Agricultural economic conditions

•Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

Portfolio segment	Qualitative factor applied at interim period ended March 31, 2020	Qualitative factor applied at fiscal year ended June 30, 2019
Real estate loans:
Residential	0.69%	0.66%
Construction	1.73%	1.69%
Commercial	1.22%	1.14%
Consumer loans	1.39%	1.40%
Commercial loans	1.39%	1.28%

At March 31, 2020, the amount of our allowance for loan losses attributable to these qualitative factors was approximately $20.0 million, as compared to $17.1 million at June 30, 2019, as a result of increased qualitative factors and loan growth. The change in qualitative factors applied was attributable to increased uncertainty regarding the economic environment and its potential impact on the Company’s borrowers. In particular, Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels, reflected in the table below.

Loan Portfolio Balances as of:		March 31
(dollars in thousands)		2020

1- to 4-family residential		$ 392,532
Multifamily residential		191,244
Total residential		583,776
1- to 4-family owner-occupied construction		22,728
1- to 4-family speculative construction		12,837
Multifamily construction		37,819
Other construction		18,669
Total construction balances drawn		92,053
Agricultural real estate		186,855
Vacant land - developed, undeveloped, and other purposes		58,312
Owner-occupied commercial real estate loans to:	Churches and nonprofits	16,105
	Non-professional services	11,883
	Retail	23,932
	Automobile dealerships	19,191
	Healthcare providers	3,685
	Restaurants	43,958
	Convenience stores	24,209
	Automotive services	7,609
	Manufacturing	17,725
	Professional services	18,703
	Warehouse/distribution	3,543
	Grocery	4,999
	Other	32,190
	Total owner-occupied commercial real estate loans	227,732
Non-owner-occupied commercial real estate loans to:	Care facilities	29,153
	Non-professional services	15,385
	Retail	40,059
	Healthcare providers	22,268
	Restaurants	51,173
	Convenience stores	8,412
	Automotive services	6,471
	Hotels	77,562
	Manufacturing	5,068
	Storage units	11,601
	Professional services	9,196
	Multi-tenant retail	81,184
	Warehouse/distribution	26,289
	Other	36,549
	Total non-owner-occupied commercial real estate	420,370
Total commercial real estate		893,269
Home equity lines of credit		44,924
Deposit-secured loans		18,875
All other consumer loans		30,846
Total consumer loans		94,645
Agricultural production and equipment loans		87,409
Loans to municipalities or other public units		11,904
Commercial and industrial loans to:	Forestry, fishing, and hunting	5,893
	Construction	19,972
	Finance and insurance	48,857
	Real estate rental and leasing	16,090
	Healthcare and social assistance	8,078
	Accomodations and food services	11,735
	Manufacturing	7,273
	Retail trade	44,974
	Transportation and warehousing	27,027
	Administrative support and waste management	4,984
	Arts, entertainment, and recreation	5,059
	Other commercial loans	28,332
	Total commercial and industrial loans	228,274
Total commercial loans		327,587
Total gross loans receivable, excluding deferred loan fees		$ 1,991,330

There remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and Federal Reserve to respond to the pandemic and its economic impact. Higher levels of net charge offs requiring additional provision for loan losses could result. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

(dollars in thousands)	March 31, 2020	June 30, 2019	March 31, 2019
Nonaccruing loans:
Residential real estate	$ 4,524	$ 6,404	$ 7,222
Construction	-	-	23
Commercial real estate	5,938	10,876	11,678
Consumer	269	309	345
Commercial business	697	3,424	3,422
Total	11,428	21,013	22,690

Loans 90 days past due accruing interest:
Residential real estate	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Consumer	-	-	-
Commercial business	-	-	-
Total	-	-	-

Total nonperforming loans	11,428	21,013	22,690

Foreclosed assets held for sale:
Real estate owned	3,401	3,723	3,617
Other nonperforming assets	38	29	2
Total nonperforming assets	$ 14,867	$ 24,765	$ 26,309

At March 31, 2020, troubled debt restructurings (TDRs) totaled $16.8 million, of which $2.6 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $14.2 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. In general, these loans were subject to classification as TDRs at March 31, 2020, on the basis of guidance under ASU No. 2011-02, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted. At June 30, 2019, TDRs totaled $19.0 million, of which $5.8 million was considered nonperforming and is included in the nonaccrual loan total above. The remaining $13.3 million in TDRs at June 30, 2019, had complied with the modified terms for a reasonable period of time and were therefore considered by the Company to be accrual status loans. Under the March 2020 CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Qualifying loans which have been modified as a result of the effects of COVID-19 were $89.6 million at March 31, 2020, and through May 6, 2020, totaled $323.6 million. These are loans that were otherwise current and performing, but for which borrowers anticipated difficulties in the coming months due to the pandemic response.

At March 31, 2020, nonperforming assets totaled $14.9 million, as compared to $24.8 million at June 30, 2019, and $26.3 million at March 31, 2019. The decrease in nonperforming assets from fiscal year end was attributable to a decrease in nonaccrual loans, as the Company resolved some of the nonaccrual loans which had been acquired in the Gideon Acquisition. At December 31, 2018, the quarter end immediately following the Gideon Acquisition, nonaccrual loans attributable to the Gideon Acquisition totaled $12.9 million. At March 31, 2020, nonaccrual loans attributable to the Gideon Acquisition totaled $2.4 million, as compared to $10.2 million at June 30, 2019.

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

At March 31, 2020, the Company had outstanding commitments and approvals to extend credit of approximately $403.1 million (including $271.3 million in unused lines of credit) in mortgage and non-mortgage loans. These commitments and approvals are expected to be funded through existing cash balances, cash flow from normal operations and, if needed, advances from the FHLB or the Federal Reserve’s discount window. At March 31, 2020, the Bank had pledged $852.0 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $407.6 million, of which $123.5 million had been advanced. The Bank has the ability to pledge several other loan portfolios, including, for example, its commercial and home equity loans, which could provide additional collateral for additional borrowings; in total, FHLB borrowings are generally limited to 45% of bank assets, or approximately $1.0 billion, subject to available collateral. Also, at March 31, 2020, the Bank had pledged a total of $241.7 million in loans secured by farmland and agricultural production loans to the Federal Reserve, providing access to $175.2 million in primary credit borrowings from the Federal Reserve’s discount window, with no balance drawn. Management believes its liquid resources will be sufficient to meet the Company’s liquidity needs. Following quarter end, and as of this filing, the Company has not seen significant impacts to its liquidity as a result of the COVID-19 pandemic. While the Company funded approximately $127.8 million in PPP loans through May 7, 2020, deposit balances have increased as well, due in part to PPP borrowers continuing to hold these funds on deposit, as well as due to Economic Impact Payments made to depositors under the CARES Act. As PPP borrowers utilize the PPP funding, the Company expects that deposit balances may decline, and it would anticipate utilizing the Federal Reserve’s Paycheck Protection Program Lending Facility, which provides funding at 100% of the pledged loan balances, at a fixed 0.35% borrowing rate, and with maturities matching the maturities of the pool of loans pledged.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of March 31, 2020, and June 30, 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a tier 1 leverage ratio of greater than 9 percent, are considered qualifying community banking organizations and are eligible to opt into an alternative, simplified regulatory capital framework, which utilizes a newly-defined “Community Bank Leverage Ratio” (CBLR). The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. In April 2020, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

As of March 31, 2020, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company’s and Bank’s actual and required regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$ 272,435	13.13%	$ 166,031	8.00%	n/a	n/a
Southern Bank	267,104	12.94%	165,113	8.00%	206,391	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	247,100	11.91%	124,523	6.00%	n/a	n/a
Southern Bank	241,769	11.71%	123,835	6.00%	165,113	8.00%
Tier I Capital (to Average Assets)
Consolidated	247,100	10.68%	92,586	4.00%	n/a	n/a
Southern Bank	241,769	10.51%	92,028	4.00%	115,036	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	231,983	11.18%	93,393	4.50%	n/a	n/a
Southern Bank	241,769	11.71%	92,876	4.50%	134,154	6.50%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$ 256,982	13.22%	$ 155,536	8.00%	n/a	n/a
Southern Bank	247,199	12.81%	154,364	8.00%	192,954	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	235,768	12.13%	116,652	6.00%	n/a	n/a
Southern Bank	225,985	11.71%	115,773	6.00%	154,364	8.00%
Tier I Capital (to Average Assets)
Consolidated	235,768	10.81%	87,231	4.00%	n/a	n/a
Southern Bank	225,985	10.38%	87,077	4.00%	108,846	5.00%
Common Equity Tier I Capital (to Risk- Weighted Assets)
Consolidated	220,725	11.35%	87,489	4.50%	n/a	n/a
Southern Bank	225,985	11.71%	86,829	4.50%	125,420	6.50%

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

The Company continues to originate long-term, fixed-rate residential loans. During the first nine months of fiscal year 2020, fixed rate 1- to 4-family residential loan production totaled $100.3 million, as compared to $51.5 million during the same period of the prior fiscal year. At March 31, 2020, the fixed rate residential loan portfolio was $218.1 million with a weighted average maturity of 134 months, as compared to $172.2 million at March 31, 2019, with a weighted average maturity of 96 months. The Company originated $24.4 million in adjustable-rate 1- to 4-family residential loans during the nine-month period ended March 31, 2020, as compared to $26.3 million during the same period of the prior fiscal year. At March 31, 2020, fixed rate loans with remaining maturities in excess of 10 years totaled $86.3 million, or 4.4% of net loans receivable, as compared to $34.1 million, or 1.9% of net loans receivable at March 31, 2019. The Company originated $292.4 million in fixed rate commercial and commercial real estate loans during the nine-month period ended March 31, 2020, as compared to $253.8 million during the same period of the prior fiscal year. The Company also originated $30.1 million in adjustable rate commercial and commercial real estate loans during the nine-month period ended March 31, 2020, as compared to $61.1 million during the same period of the prior fiscal year. At March 31, 2020, adjustable-rate home equity lines of credit increased to $45.0 million, as compared to $42.8 million at March 31, 2019. At March 31, 2020, the Company’s investment portfolio had an expected weighted-average life of 4.2 years, compared to 4.5 years at March 31, 2019. Management continues to focus on customer retention, customer satisfaction, and offering new products to customers in order to increase the Company’s amount of less rate-sensitive deposit accounts.

Interest Rate Sensitivity Analysis

The following table sets forth as of March 31, 2020, management’s estimates of the projected changes in net portfolio value (“NPV”) in the event of 100, 200, and 300 basis point (“bp”) instantaneous and permanent increases, and 100, 200, and 300 basis point instantaneous and permanent decreases in market interest rates. Dollar amounts are expressed in thousands.

March 31, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 225,109	$ (43,535)	-16%	10.14%	-1.23%
+200 bp	241,622	(27,022)	-10%	10.66%	-0.71%
+100 bp	260,883	(7,761)	-3%	11.26%	-0.11%
0 bp	268,644	-	-	11.37%	0.00%
-100 bp	271,019	2,375	1%	11.33%	-0.04%
-200 bp	281,571	12,928	5%	11.73%	0.36%
-300 bp	289,398	20,754	8%	12.03%	0.65%

June 30, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change
+300 bp	$ 173,144	$ (44,041)	-20%	8.35%	-1.59%
+200 bp	187,179	(30,006)	-14%	8.88%	-1.07%
+100 bp	203,703	(13,483)	-6%	9.49%	-0.46%
0 bp	217,185	-	-	9.94%	0.00%
-100 bp	229,783	12,598	6%	10.37%	0.43%
-200 bp	251,078	33,893	16%	11.19%	1.25%
-300 bp	261,720	44,535	21%	11.63%	1.69%

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

PART I: Item 4:  Controls and Procedures

SOUTHERN MISSOURI BANCORP, INC.

An evaluation of Southern Missouri Bancorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the “Act”)) as of March 31, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive and Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a:  Risk Factors

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 13, 2019. The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K:

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently or have recently been under government issued stay-at-home orders. As an essential business, we have continued to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continued to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, many of our employees currently are or have been working remotely to enable the Company to continue to provide banking services to our customers. Heightened cybersecurity, information security, and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is a pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations (other than through government sponsored programs, such as the Payroll Protection Program), deposit availability, and market interest rates, and it has negatively impacted many of our business and consumer borrowers’ ability or willingness to make their loan payments timely. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin may be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make timely loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will result in the future due to the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income, and most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the COVID-19 pandemic adversely impacts our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Program
1/1/2020 thru 1/31/2020	615	$ 36.03	615	327,984
2/1/2020 thru 2/29/2020	11,618	35.90	11,618	316,366
3/1/2020 thru 3/31/2020	84,315	29.87	84,315	232,051
Total	96,548	$ 30.63	96,548	232,051

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

SOUTHERN MISSOURI BANCORP, INC.
Registrant

Date: May 11, 2020	/s/ Greg A. Steffens
Greg A. Steffens
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Matthew T. Funke
Matthew T. Funke
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)