Form 10-K
period 2020-06-30
SOUTHERN MISSOURI BANCORP, INC.
filed 2020-09-14
CIK 916907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23406

SOUTHERN MISSOURI BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1665523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2991 Oak Grove Road, Poplar Bluff, Missouri	63901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (573) 778-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SMBC	The NASDAQ Stock Market, LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ◻ NO  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ◻ NO  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ⌧ NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).   YES ⌧ NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐  NO  ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low traded price of such stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $298.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 11, 2020, there were issued and outstanding 9,126,625 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART I

Item 1.    Description of Business

General

Southern Missouri Bancorp, Inc. ("Company") is a bank holding company and the parent company of Southern Bank (“Bank”). The Company changed its state of incorporation to Missouri on April 1, 1999, and was originally incorporated in Delaware on December 30, 1993 for the purpose of becoming the holding company for the Bank, which was known as Southern Missouri Savings Bank upon completion of its conversion from a state chartered mutual savings and loan association to a state chartered stock savings bank. As part of the conversion in April 1994, the Company sold 1.8 million shares of its common stock to the public. The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol "SMBC".

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

The primary regulator of the Bank is the Missouri Division of Finance. The Bank is a member of the Federal Reserve, and the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") is the Bank’s primary federal regulator. The Bank’s deposits continue to be insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"). With the Bank’s conversion to a trust company with banking powers, the Company became a bank holding company regulated by the FRB.

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

At June 30, 2020, the Company had total assets of $2.5 billion, total deposits of $2.2 billion and stockholders’ equity of $258.3 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. The Company’s revenues are derived principally from interest earned on loans, debt securities, MBS, CMOs and, to a lesser extent, banking service charges, bank card interchange fees, gains on sales of loans, loan late charges, increases in the cash surrender value of bank owned life insurance, and other fee income.

COVID-19 Pandemic Response

Southern Missouri is committed to serving our communities in this difficult time, and to the safety of our team members and customers.

General operating conditions. Beginning Monday, March 23, 2020, the Company closed its lobbies to access except by appointment, and encouraged customers to utilize our online, mobile, drive-thru, or integrated teller machines (ITMs) for service when possible. The Company began re-opening lobbies on Monday, May 4, 2020, subject to guidance by state and local authorities. In a limited number of instances, some facilities have again closed to the public for a short period of time due to unavailability of team members complying with quarantine orders from local health authorities. With the initial onset of the pandemic in March, and again in more recent months as the number of cases and hospitalizations in our region again increased over the summer months, the Company has worked to increase our telework capabilities, and we have had as many as 25% of our team members working remotely during the month of August either on a regular or rotating basis. No team members have been furloughed, and no furloughs are anticipated. Business travel has been limited where not considered urgent. A limited number of team members are on full or partial paid leave in accordance with provisions of the Families First Coronavirus Response Act (the FFCRA) or the CARES Act. The operations of the Company’s internal controls have not been significantly impacted by changes in our work environment.

SBA Paycheck Protection Program Lending. In the first and second rounds of funding made available through the Small Business Administration’s Paycheck Protection Program (PPP), the Company originated almost 1,700 loans totaling $133.7 million through August 31, 2020. The Company has not processed applications by borrowers for forgiveness, anticipating that simplified procedures may be adopted under various legislative improvements proposed in the U.S. Congress.

Deferrals and modifications. As of August 31, 2020, following regulatory guidance, the Company has agreements in place with borrowers to defer or modify payment arrangements for approximately 600 loans totaling $305.6 million. These are loans that were otherwise current and performing, but anticipated difficulties in the coming months due to the pandemic response. Generally, the deferrals are for three-month periods, while interest-only modifications are for six months. For more information regarding these deferrals and modifications, see discussion included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Loan Losses).

Acquisitions

On May 22, 2020, the Company completed its acquisition of Central Federal Bancshares, Inc. (“Central”) and its wholly owned subsidiary, Central Federal Savings & Loan Association of Rolla (“Central Federal”), in an all-cash transaction. At closing, Central held total assets of $70.6 million, loans, net, of $51.4 million, and deposits of $46.7 million. The Company acquired Central primarily for the purpose of conducting commercial banking activities in a market where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. The acquisition resulted in a bargain purchase gain of $123,000, while none of the purchase price was allocated to goodwill.

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

On February 23, 2018, the Company completed its acquisition of Southern Missouri Bancshares, Inc. (“Bancshares”), and its wholly owned subsidiary, Southern Missouri Bank of Marshfield (“SMB-Marshfield”), in a stock and cash transaction. SMB-Marshfield was merged into the Bank at acquisition. At closing, Bancshares held total assets of $86.2 million, loans, net, of $68.3 million, and deposits of $68.2 million. The Company acquired SMB-Marshfield primarily for the purpose of conducting commercial banking activities in a market where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. The goodwill of $4.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of the Bank and SMB-Marshfield. Goodwill from this transaction was assigned to the acquisition of the bank holding company, and is not expected to be deductible for tax purposes.

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

Forward Looking Statements

This document contains statements about the Company and its subsidiaries which we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The important factors we discuss below, as well as other factors discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and identified in the filing and in our other filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•

potential adverse impacts to the economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto;

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

•

the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

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

Market Area

The Bank provides its customers with a full array of community banking services and conducts its business from its headquarters in Poplar Bluff, as well as 45 full service branch offices and two limited service branch offices, as of June 30, 2020. The branch offices are located in Poplar Bluff (4), Van Buren, Dexter (2), Kennett, Doniphan, Sikeston, Qulin, Matthews, Springfield (3), Thayer (2), West Plains, Alton, Clever, Forsyth, Fremont Hills, Kimberling City, Ozark, Nixa, Rogersville, Marshfield, Cape Girardeau (2), Jackson, Gideon, Chaffee, Benton, Advance, Bloomfield, Essex, and Rolla Missouri; Jonesboro (2), Paragould, Batesville, Searcy, Bald Knob and Bradford, Arkansas; and Anna, Cairo, and Tamms, Illinois. In July 2020, a new branch was opened in Cabot, Arkansas.

For purposes of management and oversight of its operations, the Bank has organized its facilities into three regional markets. The Bank’s east region includes 24 of its facilities, one of which is limited service, which are situated in Butler, Cape Girardeau, Carter, New Madrid, Ripley, Scott, and Stoddard counties in Missouri, and Alexander and Union counties in Illinois. These counties have a total population of approximately 250,000, and included within this market area is the Cape Girardeau, Missouri, Metropolitan Statistical Area (MSA), which has a population of approximately 97,000. At June 30, 2020 the Bank’s south region includes 12 of its facilities, one of which is limited service, which are situated in Dunklin, Howell, and Oregon counties in Missouri, and Craighead, Greene, Independence, and White counties in Arkansas. These counties have a total population of approximately 350,000, and included within this market area is the Jonesboro, Arkansas, MSA, which has a population of approximately 134,000. The Cabot, Arkansas, branch in Lonoke County, will add to the Company’s footprint for fiscal 2021 a community located in the northeast corner of the Little Rock, Arkansas, MSA. The city of Cabot has a population of 26,000, and is the largest city in Lonoke County, which has a population of approximately 73,000. The Bank’s west region includes 12 of its facilities, which are situated in Christian, Greene, Phelps, Stone, Taney, and Webster counties in Missouri. These counties have a total population of approximately 550,000, and included within this market area is the Springfield, Missouri, MSA, which has a population of approximately 470,000. Each of these markets also serves a few communities just outside these county borders which do not have a notable impact on the demographics of the market area.

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

Competition

The Bank faces strong competition in attracting deposits (its primary source of lendable funds) and originating loans. At June 30, 2020, the Bank was one of 26 bank or saving association groups located in its east region competing for approximately $5.7 billion in deposits at FDIC-insured institutions, one of 35 bank or saving association groups located in its south region (eight of these institutions overlap with the Bank’s east region) competing for $8.0 billion in deposits, and one of 46 bank or savings association groups located in its west region (13 of these overlap with the Bank’s east or south regions) competing for $12.4 billion in deposits.

Competitors for deposits include commercial banks, credit unions, digital payment applications, money market funds, and other investment alternatives, such as mutual funds, full service and discount broker-dealers, equity markets, brokerage accounts and government securities. The Bank’s competition for loans comes principally from other financial institutions, mortgage banking companies, mortgage brokers and life insurance companies. The Bank expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes within the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

Lending Activities

General. The Bank’s lending activities consist of originating loans secured by mortgages on one- to four-family and multi-family residential real estate, commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. The Bank has also occasionally purchased loan participation interests originated by other lenders. At June 30, 2020, the Bank had purchased participations in 23 loans totaling $58.2 million.

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

Lending relationships above $3.0 million require approval of our Bank Senior Loan Committee, comprised of our Senior Lending and Credit Officers, and two senior lenders from each region, or the approval of our Executive Loan Committee, comprised of our Chief Executive Officer, and our Senior Lending and Credit Officers. In addition to the approval of the Bank Senior Loan Committee or the Executive Loan Committee, lending relationships in excess of $4.0 million require the approval of the Discount Committee, which is comprised of all Bank directors. All loans are subject to ratification by the full Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is based on the Bank’s capital levels. At June 30, 2020, the maximum amount which the Bank could lend to any one borrower and the borrower’s related entities was approximately $69.6 million. At June 30, 2020, the Bank’s ten largest credit relationships, as defined by loan to one borrower limitations, ranged from $29.9 million to $13.7 million, net of participation interests sold. As of June 30, 2020, the majority of these credits were commercial real estate, multi-family real estate, or commercial business loans, and all of these relationships were performing in accordance with their terms.

Loan Portfolio Analysis. The following table sets forth the composition of the Bank’s loan portfolio by type of loan and type of security as of the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Mortgage Loans:
Residential real estate	$627,357	29.29%	$491,992	26.65%	$450,919	28.84%	$442,463	31.66%	$392,974	34.61%
Commercial real estate (1)	887,419	41.43	840,777	45.53	704,647	45.07	603,922	43.21	452,052	39.81
Construction	185,924	8.68	123,287	6.68	112,718	7.21	106,782	7.63	77,369	6.82
Total mortgage loans	1,700,700	79.40	1,456,056	78.86	1,268,284	81.12	1,153,167	82.50	922,395	81.24
Other Loans:
Automobile loans	12,084	0.56	11,379	0.62	9,056	0.58	6,378	0.46	6,221	0.55
Commercial business (2)	468,448	21.87	355,874	19.27	281,272	17.99	247,184	17.68	202,045	17.79
Home equity	43,149	2.01	43,369	2.35	39,218	2.51	35,222	2.52	25,146	2.21
Other	25,534	1.20	42,786	2.32	30,297	1.94	22,051	1.58	15,174	1.34
Total other loans	549,215	25.64	453,408	24.56	359,843	23.02	310,835	22.24	248,586	21.89
Total loans	2,249,915	105.04	1,909,464	103.42	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13
Less:
Undisbursed loans in process	78,452	3.66	43,153	2.34	46,533	2.98	50,740	3.63	21,779	1.92
Deferred fees and discounts	4,395	0.21	3	0.00	—	—	(6)	(0.00)	(42)	(0.00)
Allowance for loan losses	25,139	1.17	19,903	1.08	18,214	1.16	15,538	1.11	13,791	1.21
Net loans receivable	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%

Type of Security:
Residential real estate
One- to four-family	$482,009	22.50%	$395,317	21.41%	$414,258	26.50%	$352,723	25.24%	$326,186	28.73%
Multi-family	286,654	13.38	172,303	9.33	137,238	8.78	151,585	10.85	128,980	11.36
Commercial real estate	688,145	32.13	647,078	35.05	502,073	32.11	463,890	33.19	329,781	29.04
Land	243,892	11.39	241,360	13.07	214,715	13.73	184,967	13.23	137,448	12.11
Commercial	468,448	21.88	355,874	19.28	281,272	17.99	247,184	17.68	202,045	17.79
Consumer and other	80,767	3.77	97,532	5.28	78,571	5.03	63,653	4.55	46,541	4.10
Total loans	2,249,915	105.04	1,909,464	103.42	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13

Less:
Undisbursed loans in process	78,452	3.66	43,153	2.34	46,533	2.98	50,740	3.63	21,779	1.92
Deferred fees and discounts	4,395	0.21	3	0.00	—	—	(6)	(0.00)	(42)	(0.00)
Allowance for loan losses	25,139	1.17	19,903	1.08	18,214	1.16	15,538	1.11	13,791	1.21
Net loans receivable	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%
(1)	Commercial real estate loan balances included farmland and other agricultural-related real estate loans of $185.3 million, $182.7 million, $160.3 million, $140.0 million, and $102.2 million as of June 30, 2020, 2019, 2018, 2017, and 2016, respectively.
(2)	Commercial business loan balances included agricultural equipment and production loans of $100.3 million, $95.5 million, $81.5 million, $85.7 million, and $73.3 million as of June 30, 2020, 2019, 2018, 2017, and 2016, respectively.

The following table shows the fixed and adjustable rate composition of the Bank’s loan portfolio at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Type of Loan:
Fixed-Rate Loans:
Residential real estate	$407,437	19.02%	$254,234	13.77%	$207,405	13.27%	$189,054	13.53%	$172,901	15.23%
Commercial real estate	725,830	33.89	658,874	35.68	557,556	35.66	476,132	34.06	356,613	31.41
Construction	183,214	8.55	116,304	6.30	104,995	6.72	89,542	6.40	58,330	5.14
Consumer	35,139	1.64	51,905	2.81	36,784	2.35	26,305	1.88	21,338	1.88
Commercial business	365,219	17.05	222,290	12.04	151,766	9.71	137,613	9.85	137,426	12.10
Total fixed-rate loans	1,716,839	80.15	1,303,607	70.60	1,058,506	67.71	918,646	65.72	746,608	65.76
Adjustable-Rate Loans:
Residential real estate	219,920	10.27	237,758	12.88	243,514	15.58	253,409	18.13	220,073	19.38
Commercial real estate	161,589	7.54	181,903	9.85	147,091	9.41	127,790	9.14	95,439	8.41
Construction	2,710	0.13	6,983	0.38	7,723	0.49	17,240	1.23	19,039	1.68
Consumer	45,628	2.13	45,629	2.47	41,787	2.67	37,346	2.67	25,203	2.22
Commercial business	103,229	4.82	133,584	7.23	129,506	8.28	109,571	7.85	64,619	5.68
Total adjustable-rate loans	533,076	24.89	605,857	32.81	569,621	36.43	545,356	39.02	424,373	37.37
Total loans	2,249,915	105.04	1,909,464	103.41	1,628,127	104.14	1,464,002	104.74	1,170,981	103.13
Less:
Undisbursed loans in process	78,452	3.66	43,153	2.34	46,533	2.98	50,740	3.63	21,779	1.92
Net deferred loan fees	4,395	0.21	3	0.00	—	—	(6)	(0.00)	(42)	(0.00)
Allowance for loan loss	25,139	1.17	19,903	1.07	18,214	1.16	15,538	1.11	13,794	1.21
Net loans receivable	$2,141,929	100.00%	$1,846,405	100.00%	$1,563,380	100.00%	$1,397,730	100.00%	$1,135,453	100.00%

Residential Mortgage Lending. The Bank actively originates loans for the acquisition or refinance of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers and from responses to the Bank’s marketing campaigns. At June 30, 2020, residential loans secured by one- to four-family residences totaled $429.9 million, or 22.0% of net loans receivable.

The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended June 30, 2020, the Bank originated $28.0 million of ARM loans and $114.7 million of fixed-rate loans that were secured by one- to four-family residences, for retention in the Bank’s portfolio. An additional $72.2 million in fixed-rate one- to four-family residential loans were originated for sale on the secondary market. Substantially all of the one- to four-family residential mortgage originations in the Bank’s portfolio are secured by property located within the Bank’s market area.

The Bank generally originates one- to four-family residential mortgage loans for retention in its portfolio in amounts up to 90% of the lower of the purchase price or appraised value of residential property. For loans originated in excess of 80% loan-to-value, the Bank generally charges an additional 25-100 basis points, but does not require private mortgage insurance. At June 30, 2020, the outstanding balance of loans originated with a loan-to-value ratio in excess of 80% was $95.8 million. For fiscal years ended June 30, 2020, 2019, 2018, 2017, and 2016, originations of one- to four-family loans in excess of 80% loan-to-value have totaled $45.9 million, $23.3 million, $26.3 million, $25.0 million, and $16.5 million, respectively, totaling $137.0 million. The outstanding balance of those loans at June 30, 2020, was $81.4 million. Originating loans with higher loan-to-value ratios presents additional credit risk to the Bank. Consequently, the Bank limits this product to borrowers with a favorable credit history and a demonstrable ability to service the debt. The majority of new residential mortgage loans originated by the Bank for retention in its portfolio conform to secondary market underwriting standards, however, documentation of loan files may not be adequate to allow for immediate sale. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins. Fixed and ARM loans originated by the Bank are amortized over periods as long as 30 years, but typically are repaid over shorter periods.

Fixed-rate loans secured by one- to four-family residences have contractual maturities up to 30 years, and are generally fully amortizing with payments due monthly. These loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the interest rate environment can alter the average life of a residential loan portfolio. The one- to four-family fixed-rate loans do not contain prepayment penalties. At June 30, 2020, one- to four-family loans with a fixed rate totaled $257.7 million and had a weighted-average maturity of 156 months.

The Bank currently originates one- to four-family ARM loans, which adjust annually, after an initial period of one to seven years. Typically, originated ARM loans secured by owner occupied properties reprice at a margin of 2.75% to 3.00% over the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year (“CMT”). Generally, ARM loans secured by non-owner occupied residential properties reprice at a margin of 3.75% over the CMT index. Residential ARM loan originations are subject to annual and lifetime interest rate caps and floors. As a consequence of using interest rate caps, initial rates which may be at a premium or discount, and a "CMT" loan index, the interest earned on the Bank’s ARMs will react differently to changing interest rates than the Bank’s cost of funds. At June 30, 2020, one- to four-family loans tied to the CMT index totaled $134.5 million. One- to four-family loans tied to other indices totaled $39.2 million.

In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower’s ability to meet debt service requirements at current as well as fully indexed rates for ARM loans, and the value of the property securing the loan. Most properties securing real estate loans made by the Bank during fiscal 2020 had appraisals performed on them by independent fee appraisers approved and qualified by the Board of Directors. The Bank generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Bank also originates loans secured by multi-family residential properties that are often located outside the Company’s primary market area, but made to borrowers who operate within the primary market area. At June 30, 2020, the Bank had $197.5 million, or 9.2% of net loans receivable, in multi-family residential real estate. The majority of the multi-family residential loans that are originated by the Bank are amortized over periods generally up to 25 years, with balloon maturities up to ten years. Both fixed and adjustable interest rates are offered and it is typical for the Bank to include an interest rate “floor” and “ceiling” in variable-rate loan agreements. Variable rate loans typically adjust daily, monthly, quarterly or annually based on the Wall Street prime interest rate. Generally, multi-family residential loans do not exceed 85% of the lower of the appraised value or purchase price of the secured property. The Bank generally requires a Board-approved independent certified fee appraiser to be engaged in determining the collateral value. As a general rule, the Bank requires the unlimited guaranty of all individuals (or entities) owning (directly or indirectly) 20% or more of the stock of the borrowing entity.

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

Commercial Real Estate Lending. The Bank actively originates loans secured by commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare related facilities, warehouses and distribution centers, convenience stores, automobile dealerships, and other automotive-related services, and other businesses generally located in the Bank’s market area. At June 30, 2020, the Bank had $887.4 million in commercial real estate loans, which represented 41.4% of net loans receivable. Of this amount, $185.3 million were loans secured by agricultural properties. The increase over the last several fiscal years in agricultural lending is the result of an intentional focus by the Bank on that segment of our market, including the hiring of personnel with knowledge of agricultural lending and experience in that type of business development. The Bank expects to continue to grow its agricultural lending portfolio at levels similar to recent fiscal years. The Bank expects to continue to maintain or increase the percentage of commercial real estate loans, inclusive of agricultural properties, in its total portfolio.

Commercial real estate loans originated by the Bank are generally based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, these loans have fixed interest rates and maturities ranging up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial fixed-rate period up to seven years, based upon the Wall Street prime rate. The Bank typically includes an interest rate "floor" in the loan agreement. The Bank’s fixed-rate commercial real estate portfolio has a weighted average maturity of 57 months. Variable rate commercial real estate originations typically adjust daily, monthly, quarterly or annually based on the Wall Street prime rate. Generally, loans for improved commercial properties do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio. Agricultural real estate loans generally require annual, instead of monthly, payments. Before credit is extended, the Bank analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property and the value of the property itself. Generally, personal guarantees are obtained from the borrower in addition to obtaining the secured property as collateral for such loans. The Bank also generally requires appraisals on properties securing commercial real estate to be performed by a Board-approved independent certified fee appraiser.

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

Construction Lending. The Bank originates real estate loans secured by property or land that is under construction or development. At June 30, 2020, the Bank had $185.9 million, or 8.7% of net loans receivable in construction loans outstanding.

Construction loans originated by the Bank are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. At June 30, 2020, $52.1 million of the Bank’s construction loans were secured by one- to four-family residential real estate, $89.2 million were secured by multi-family residential real estate, and $44.6 million were secured by commercial real estate. Included in the one- to four-family residential real estate construction loans were $17.1 million in loans for speculative construction, while the multifamily construction loans included $88.5 million participation loans purchased for developments awarded low income housing tax credits, and for which a firm takeout commitment exists (see “Loan Originations, Sales, and Purchases”). During construction, these loans typically require monthly interest-only payments with single-family residential construction loans maturing in six to twelve months, while multifamily or commercial construction loans typically mature in 12 to 24 months. Once construction is completed, construction loans may be converted to permanent financing, generally with monthly payments using amortization schedules of up to 30 years on residential and up to 25 years on commercial real estate.

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

Consumer Lending. The Bank offers a variety of secured consumer loans, including: home equity, automobile, second mortgage, mobile home and deposit-secured loans. The Bank originates substantially all of its consumer loans in its primary market area. Generally, consumer loans are originated with fixed rates for terms of up to approximately five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest, and are for a period of ten years. At June 30, 2020, the Bank’s consumer loan portfolio totaled $80.8 million, or 3.8% of net loans receivable.

Home equity loans represented 53.4% of the Bank’s consumer loan portfolio at June 30, 2020, and totaled $43.1 million, or 2.0% of net loans receivable.

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

Automobile loans represented 15.0% of the Bank’s consumer loan portfolio at June 30, 2020, and totaled $12.1 million, or 0.56% of net loans receivable. Of that total, an immaterial amount was originated by auto dealers. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

Consumer loan rates and terms vary according to the type of collateral, length of contract and creditworthiness of the borrower, which is evaluated using credit scoring. Consumers with additional qualifying Bank products are eligible for additional pricing discounts. The underwriting standards employed for consumer loans include employment stability, an application, a determination of the applicant’s payment history on other debts, and an assessment of ability to meet existing and proposed obligations. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, because they are generally unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank’s delinquency levels for these types of loans are reflective of these risks. See "Asset Classification."

Commercial Business Lending. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and operating lines of credit. At June 30, 2020, the Bank had $468.4 million in commercial business loans outstanding, or 21.9% of net loans receivable. Of this amount, $100.3 million were loans related to agriculture, including amortizing equipment loans and annual production lines. At June 30, 2020, commercial loan balances included $132.3 million in PPP loans outstanding. The Bank expects the percentage of commercial business loans in its total loan portfolio to decline somewhat in the near term as these borrowers’ loans are forgiven by the SBA, but expects the percentage of the loan portfolio attributable to commercial business loans to remain relatively stable over the long term.

The Bank currently offers both fixed and adjustable rate commercial business loans. At year end, the Bank had $365.2 million in fixed rate and $103.2 million of adjustable rate commercial business loans. The adjustable rate business loans typically reprice daily, monthly, quarterly, or annually, in accordance with the Wall Street prime rate of interest. The Bank typically includes an interest rate "floor" in the loan agreement.

Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Generally, commercial loans secured by fixed assets are amortized over periods up to five years, while commercial operating lines of credit or agricultural production lines are generally for a one year period. The Bank’s commercial business loans are evaluated based on the loan application, a determination of the applicant’s payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Contractual Obligations and Commitments, Including Off-Balance Sheet Arrangements. The following table discloses our fixed and determinable contractual obligations and commercial commitments by payment date as of June 30, 2020. Commitments to extend credit totaled $416.2 million at June 30, 2020.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Federal Home Loan Bank advances	$12,467	$30,223	$27,000	$334	$70,024
Certificates of deposit	499,419	125,606	49,446	—	674,471
Total	$511,886	$155,829	$76,446	$334	$744,495

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(Dollars in thousands)
Construction loans in process	$78,452	$—	$—	$—	$78,452
Other loan commitments	276,680	11,885	11,485	37,652	337,702
	$355,132	$11,885	$11,485	$37,652	$416,154

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2020, regarding the dollar amount of loans maturing or repricing in the Bank’s portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Listed loan balances are shown before deductions for undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	10 Years	10 Years	Total

	(Dollars in thousands)
Residential real estate	$172,454	$194,580	$143,188	$117,135	$627,357
Commercial real estate	232,304	425,973	221,628	7,514	887,419
Construction	157,755	21,608	5,265	1,296	185,924
Consumer	51,313	26,618	2,767	69	80,767
Commercial business	168,284	268,703	29,322	2,139	468,448
Total loans	$782,110	$937,482	$402,170	$128,153	$2,249,915

As of June 30, 2020, loans with a maturity date after June 30, 2021, with fixed interest rates totaled $1.3 billion, and loans with a maturity date after June 30, 2021, with adjustable rates totaled $148.1 million.

Loan Originations, Sales and Purchases

Generally, loans are originated by the Bank’s staff, who are salaried loan officers. All loan officers are eligible for bonuses based on production, market performance, and credit quality. Certain lenders, in particular those originating higher volume of residential loans for sale on the secondary market, may earn a relatively higher percentage of their total compensation through bonuses. Loans are originated both to be held for investment and to be sold into the secondary market. Loan applications are generally taken and processed at each of the Bank’s full-service locations, and the Bank in recent years began processing online applications for single-family residential loans.

While the Bank originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2020, the Bank originated $848.1 million of loans, compared to $606.3 million and $550.5 million, respectively, in fiscal 2019 and 2018. A substantial portion of the increase in fiscal 2020 is attributable to origination of PPP loans. Of these loans, mortgage loan originations were $570.1 million, $437.6 million, and $397.9 million in fiscal 2020, 2019, and 2018, respectively. Increases in originations over recent periods is attributed primarily to an expanded market area and customer base following recent acquisitions.

From time to time, the Bank has purchased loan participations consistent with its loan underwriting standards. During fiscal 2020, the Bank committed to purchase $57.8 million of new loan participations. At June 30, 2020, outstanding balances on loan participations purchased totaled $58.2 million, or 2.72% of net loans receivable. An additional $52.1 million is available to be drawn on these purchased participation loans. Approximately 77% of the Bank’s outstanding balance in loan participations purchased are construction loans for multifamily developments awarded low income housing tax credits, and for which a firm takeout commitment exists. Of the available credit on loan participations purchased, approximately 85% are attributable to these construction loans for multifamily development. At June 30, 2020, all of these participations were performing in accordance with their respective terms, although one of these borrowers requested and was granted a short-term payment deferral which is not classified as a TDR as allowed under the CARES Act. This relationship, encompassing two construction loans with a total outstanding balance of $4.4 million and no available credit, was secured by a hotel property and was classified as watch status at June 30, 2020. The Bank evaluates additional loan participations on an ongoing basis, based in part on local loan demand, liquidity, portfolio and capital levels.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2020	2019	2018

	(Dollars in thousands)
Total loans at beginning of period	$1,909,464	$1,628,127	$1,464,002

Loans originated:
One- to four-family residential	214,852	106,113	96,061
Multi-family residential and commercial real estate	252,684	234,075	185,914
Construction loans	102,560	97,442	115,919
Commercial business	253,355	143,776	134,318
Consumer and others	24,643	24,921	18,316
Total loans originated	848,094	606,327	550,528

Loans purchased:
Total loans purchased (1)	77,959	166,112	72,846

Loans sold:
Total loans sold	(95,826)	(50,488)	(64,073)

Principal repayments	(474,057)	(431,898)	(386,912)
Participation principal repayments	(14,407)	(6,438)	(6,098)

Foreclosures	(1,312)	(2,278)	(2,166)
Net loan activity	340,451	281,337	164,125
Total loans at end of period	$2,249,915	$1,909,464	$1,628,127
(1)	Amount reported in fiscal 2020 includes the Company’s acquisition of loans from the Central Federal acquisition recorded at a $51.4 million fair value.
(2)	Amount reported in fiscal 2019 includes the Company’s acquisition of loans from the Gideon acquisition recorded at a $144.3 million fair value.
(3)	Amount reported in fiscal 2018 includes the Company’s acquisition of loans from the Marshfield acquisition recorded at a $68.3 million fair value.

Loan Commitments

The Bank issues commitments for single- and multi-family residential mortgage loans, commercial real estate loans, operating or working capital lines of credit, and standby letters-of-credit. Such commitments may be oral or in writing with specified terms, conditions and at a specified rate of interest. The Bank had outstanding net loan commitments of approximately $416.2 million at June 30, 2020. See Note 15 of Notes to the Consolidated Financial Statements contained in Item 8.

Loan Fees

In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

Asset Quality

Delinquent Loans. Generally, when a borrower fails to make a required payment, the Bank begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Bank will typically send a demand notice to the customer which, if not cured within the time provided or unless satisfactory arrangements have been made, will lead to foreclosure. Foreclosure may not begin until the loan reaches 120 days delinquency in the case of consumer residential loans. For consumer loans, the Missouri Right-To-Cure Statute is followed, which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

The following table sets forth the Bank’s loan delinquencies by type and by amount at June 30, 2020.

	Loans Delinquent For:				Total Loans
					Delinquent 60 Days
	60-89 Days		90 Days and Over		or More
	Numbers	Amounts	Numbers	Amounts	Numbers	Amounts

	(Dollars in thousands)
Residential real estate	8	$378	14	$654	22	$1,032
Commercial real estate	2	327	2	1,073	4	1,400
Construction	—	—	—	—	—	—
Consumer	8	53	10	193	18	246
Commercial Business	9	1,219	11	810	20	2,029
Totals	27	$1,977	37	$2,730	64	$4,707

CARES Act Relief from TDR Classification Requirements for Borrowers Impacted by COVID-19 Pandemic. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law, providing banking organizations with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. The Company has elected to not apply ASC Subtopic 310-40 for loans eligible under the CARES Act, based on the modification’s (1) relation to COVID-19, (2) execution for a loan that was not more than 30-days past due as of December 31, 2019, and (3) executed between March 1, 2020, and the earlier of the date that falls 60 days following the termination of the declared National Emergency, or December 31, 2020. As of June 30, 2020, those loans for which the Company had elected to modify but not consider as TDRs, non-accrual, or adversely classified totaled $380.2 million, and were concentrated primarily in owner-occupied and non-owner-occupied commercial real estate. For further information about these modifications, see discussion included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (specifically: Financial Condition, Allowance for Loan Losses).

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, and as a result, previously accrued interest income on the loan is removed from current income. The Bank has no reserves for uncollected interest and does not accrue interest on non-accrual loans. A loan may be transferred back to accrual status once a satisfactory repayment history has been restored. Foreclosed assets held for sale include assets acquired in settlement of loans and are shown net of reserves.

The decrease in nonperforming assets in fiscal 2020 was attributed primarily to the decrease in nonaccrual loans, which, in turn, was attributed primarily to the resolution of certain nonperforming loans acquired in the Gideon Acquisition. In connection with the Gideon Acquisition we acquired nonperforming loans which totaled $10.2 million (at fair value) as of June 30, 2019, and this group of nonperforming loans has declined further to $1.8 million as of June 30, 2020.

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

The following table sets forth information with respect to the Bank’s non-performing assets as of the dates indicated.

	At June 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$4,010	$6,404	$5,913	$1,263	$2,676
Construction	—	—	25	35	388
Commercial real estate	3,106	10,876	1,962	960	1,797
Consumer	196	309	209	158	160
Commercial business	1,345	3,424	1,063	409	603
Total	8,657	21,013	9,172	2,825	5,624

Loans 90 days past due accruing interest:
Residential real estate	—	—	—	59	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	13	7
Commercial business	—	—	—	329	31
Total	—	—	—	401	38

Total nonperforming loans	8,657	21,013	9,172	3,226	5,662
Nonperforming investments	—	—	—	—	—
Foreclosed assets held for sale:
Real estate owned	2,561	3,723	3,874	3,014	3,305
Other nonperforming assets	9	29	50	86	61
Total nonperforming assets	$11,227	$24,765	$13,096	$6,326	$9,028

Total nonperforming loans to net loans	0.40%	1.14%	0.59%	0.23%	0.50%
Total nonperforming loans to total assets	0.34%	0.95%	0.49%	0.19%	0.40%
Total nonperforming assets to total assets	0.44%	1.12%	0.69%	0.37%	0.64%

At June 30, 2020, troubled debt restructurings (TDRs) totaled $11.2 million, of which $2.6 million was considered nonperforming and was included in the nonaccrual loan total above. The remaining $8.6 million in TDRs have complied with the modified terms for a reasonable period of time and are therefore considered by the Company to be accrual status loans. At June 30, 2019, TDRs totaled $19.0 million, of which $5.8 million was considered nonperforming and was included in the nonaccrual loan total above. In general, these loans were subject to classification as TDRs at June 30, 2020 and 2019, on the basis of guidance under ASU 2011-02 “Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which indicates that the Company may not consider the borrower’s effective borrowing rate on the old debt immediately before the restructuring in determining whether a concession has been granted.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed in lieu of foreclosure are recorded at the lower of cost or fair value, less estimated disposition costs, which establishes a new cost basis. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates real estate valuations and if the value declines, a specific provision for losses on such property is established by a charge to noninterest expense. At June 30, 2020, the Company’s balance of real estate owned totaled $2.6 million and included $563,000 in residential properties and $2.0 million in non-residential properties.

Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as loss, it charges off the balance of the assets. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, may be designated as special mention. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FRB and the Missouri Division of Finance, which can order the establishment of additional loss allowances.

On the basis of management’s review of the assets of the Company, at June 30, 2020, adversely classified assets totaled $27.0 million, or 1.06% of total assets as compared to $32.0 million, or 1.45% of total assets at June 30, 2019. Of the amount adversely classified as of June 30, 2020, $26.1 million was considered substandard, and $888,000 was considered doubtful. Included in adversely classified assets at June 30, 2020, were various loans totaling $24.5 million (see Note 3 of Notes to the Consolidated Financial Statements contained in Item 8 for more information on adversely classified loans) and foreclosed real estate and repossessed assets totaling $2.6 million. Adversely classified loans are so designated due to concerns regarding the borrower’s ability to generate sufficient cash flows to service the debt. Adversely classified loans totaling $6.8 million had been placed on nonaccrual status at June 30, 2020, of which $5.2 million were more than 30 days delinquent. Of the remaining $17.6 million of adversely classified loans, $366,000 were more than 30 days delinquent.

Other Loans of Concern. In addition to the adversely classified assets above, there were also other loans with respect to which management has concerns as to the ability of the borrowers to continue to comply with present loan terms, which may ultimately result in the adverse classification of such assets. These loans continued to perform according to contractual terms as of June 30, 2020, but were identified as having elevated risk due to concerns regarding the borrower’s ability to continue to generate sufficient cash flows to service the debt. At June 30, 2020, these other loans of concern totaled $56.7 million, as compared to $34.5 million at June 30, 2019. The increase was attributable primarily to a limited number of loans secured by hotel properties with combined balances of $27.3 million, including $22.9 million in commercial real estate, and $4.4 million in construction loans. These borrowers requested and received an initial three-month payment deferral due to the impact of the COVID-19 pandemic on their operations, and, at the conclusion of that initial three-month deferral period, requested and received an additional three-month deferral. Other loans of concern attributable to the Gideon Acquisition declined from $13.7 million, at fair value, as of the November 2018 acquisition, to $8.2 million, at fair value, as of June 30, 2020.

Allowance for Loan Losses. The Bank’s allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in provisioning for loan losses. These provisions for loan losses are charged against earnings in the year they are established. The Bank had an allowance for loan losses at June 30, 2020, of $25.1 million, which represented 224% of nonperforming assets as compared to an allowance of $19.9 million, which represented 80% of nonperforming assets at June 30, 2019.

At June 30, 2020, the Bank also had an allowance for credit losses on off-balance sheet credit exposures of $2.0 million, as compared to $1.3 million at June 30, 2019. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Allowance at beginning of period	$19,903	$18,214	$15,538	$13,791	$12,298
Recoveries
Residential real estate	19	23	2	10	5
Construction real estate	—	—	—	1	—
Commercial real estate	15	5	2	20	46
Commercial business	28	2	8	31	15
Consumer	25	16	23	8	8
Total recoveries	87	46	35	70	74

Charge offs:
Residential real estate	379	30	190	211	167
Construction real estate	—	—	9	31	—
Commercial real estate	12	164	56	19	97
Commercial business	273	92	22	337	725
Consumer	189	103	129	65	86
Total charge offs	853	389	406	663	1,075

Net charge offs	(766)	(343)	(371)	(593)	(1,001)
Provision for loan losses	6,002	2,032	3,047	2,340	2,494
Balance at end of period	$25,139	$19,903	$18,214	$15,538	$13,791

Ratio of allowance to total loans outstanding at the end of the period	1.16%	1.07%	1.15%	1.10%	1.20%
Ratio of net charge offs to average loans outstanding during the period	0.04%	0.02%	0.02%	0.05%	0.09%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At June 30,
	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Residential real estate	$4,875	27.89%	$3,706	25.76%	$3,226	27.70%	$3,230	30.22%	$3,247	33.56%

Construction	2,010	8.26	1,365	6.46	1,097	6.92	964	7.30	1,091	6.61

Commercial real estate	12,132	39.44	9,399	44.03	8,793	43.28	7,068	41.25	5,711	38.60

Consumer	1,182	3.59	1,046	5.11	902	4.82	757	4.35	738	3.98

Commercial business	4,940	20.82	4,387	18.64	4,196	17.28	3,519	16.88	3,004	17.25

Total allowance for loan losses	$25,139	100.00%	$19,903	100.00%	$18,214	100.00%	$15,538	100.00%	$13,791	100.00%

Investment Activities

General. Under Missouri law, the Bank is permitted to invest in various types of liquid assets, including U.S. Government and State of Missouri obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities and obligations of States and their political sub-divisions. Generally, the investment policy of the Company is to invest funds among various categories of investments and repricing characteristics based upon the Bank’s need for liquidity, to provide collateral for borrowings and public unit deposits, to help reach financial performance targets and to help maintain asset/liability management objectives.

The Company’s investment portfolio is managed in accordance with the Bank’s investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which consists of the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operations Officer, and five outside directors.

Investment purchases and/or sales must be authorized by the appropriate party, depending on the aggregate size of the investment transaction, prior to any investment transaction. The Board of Directors reviews all investment transactions. All investment purchases are identified as available-for-sale ("AFS") at the time of purchase. The Company has not classified any investment securities as held-to-maturity over the last five years. Securities classified as "AFS" must be reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity. At June 30, 2020, AFS securities totaled $176.5 million (excluding FHLB and Federal Reserve Bank membership stock). For information regarding the amortized cost and market values of the Company’s investments, see Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

As of June 30, 2020, the Company had no derivative instruments and no outstanding hedging activities. Management has reviewed potential uses for derivative instruments and hedging activities, but has no immediate plans to employ these tools.

Debt and Other Securities. At June 30, 2020, the Company’s debt and other securities portfolio totaled $49.6 million, or 1.95% of total assets as compared to $55.1 million, or 2.49% of total assets at June 30, 2019. During fiscal 2020, the Bank had $17.2 million in maturities and $10.3 million in purchases of these securities. Of the securities that matured, $11.7 million was called for early redemption. At June 30, 2020, the investment securities portfolio included $42.0 million in municipal bonds, of which $36.5 million is subject to early redemption at the option of the issuer. The remaining portfolio consists of $7.6 million in other securities, primarily corporate debt, including pooled trust preferred securities with an estimated fair value of $643,000. Based on projected maturities, the weighted average life of the debt and other securities portfolio at June 30, 2020, was 36 months. Membership stock held in the FHLB of Des Moines, totaling $6.4 million, FHLB of Chicago totaling $215,000, and the Federal Reserve Bank of St. Louis, totaling $4.4 million, along with equity stock of $764,000 in two correspondent (bankers’) banks, was not included in the above totals.

At June 30, 2020, the Company owned two pooled trust preferred securities with an estimated fair value of $643,000 and a book value of $975,000. The June 30, 2020, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield anticipated at the time the securities were purchased. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8.

Mortgage-Backed Securities. At June 30, 2020, mortgage-backed securities (“MBS”) totaled $126.9 million, or 5.0%, of total assets, as compared to $110.4 million, or 5.0%, of total assets at June 30, 2019. During fiscal 2020, the Bank had maturities and prepayments of $34.4 million and $45.2 million in purchases of MBS. At June 30, 2020, the MBS portfolio included $83.0 million in fixed-rate MBS, and $43.9 million in fixed rate collateralized mortgage obligations (“CMOs”), all of which passed the Federal Financial Institutions Examination Council’s sensitivity test. MBS securities included $64.0 million in pools backed by residential properties, and $19.0 million in pools backed by commercial properties. Based on projected prepayment rates, the weighted average life of the MBS and CMOs at June 30, 2020, was 41 months. Actual prepayment rates experienced, which often vary due to changes in market interest rates, may cause the anticipated average life of MBS portfolio to extend or shorten as compared to prepayment rates anticipated.

Investment Securities Analysis

The following table sets forth the Company’s debt and other securities portfolio, at carrying value, and membership stock, at cost, at the dates indicated.

	At June 30,
	2020		2019		2018
	Fair	Percent of	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio	Value	Portfolio

	(Dollars in thousands)
U.S. government and government agencies	$—	—%	$7,270	11.07%	$9,385	14.13%
State and political subdivisions	41,988	68.45	42,783	65.15	41,612	62.65
Other securities	7,624	12.43	5,053	7.69	5,152	7.76
FHLB membership stock	6,604	10.76	5,447	8.29	5,875	8.85
Federal Reserve Bank membership stock.	4,363	7.10	4,350	6.62	3,566	5.37
Correspondent (banker’s) bank stock.	775	1.26	775	1.18	826	1.24
Total	$61,354	100.00%	$65,678	100.00%	$66,416	100.00%

The following table sets forth the maturities and weighted average yields of AFS debt securities in the Company’s investment securities portfolio and membership stock at June 30, 2020.

	Available for Sale Securities
	June 30, 2020
	Amortized	Fair	Tax-Equiv.
	Cost	Value	Wtd.-Avg. Yield

	(Dollars in thousands)
State and political subdivisions:
Due within 1 year	$862	$868	2.41%
Due after 1 year but within 5 years	9,875	10,089	2.69
Due after 5 years but within 10 years	9,791	10,132	3.67
Due over 10 years	19,958	20,899	3.06
Total	40,486	41,988	3.10

Other securities:
Due within 1 year	—	—	—%
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	6,021	6,042	4.77
Due over 10 years	1,898	1,582	1.25
Total	7,919	7,624	3.92

No stated maturity:
FHLB/FNBB/MIB membership stock	7,379	7,379	4.05%
Federal Reserve Bank membership stock	4,363	4,363	6.00
Total	11,742	11,742	4.77
Total debt and other securities	$60,147	$61,354	3.54%

The following table sets forth certain information at June 30, 2020 regarding the dollar amount of MBS and CMOs at amortized cost due, based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. MBS and CMOs that have adjustable rates are shown at amortized cost as maturing at their next repricing date.

At June 30, 2020
(Dollars in thousands)
Amounts due:
Within 1 year	$—
After 1 year through 3 years	3,627
After 3 years through 5 years	29,062
After 5 years	89,686
Total	$122,375

The following table sets forth the dollar amount of all MBS and CMOs at amortized cost due, based on their contractual terms to maturity, one year after June 30, 2020, which have fixed, floating, or adjustable interest rates.

At June 30, 2020
(Dollars in thousands)
Interest rate terms on amounts due after 1 year:
Fixed	$122,375
Adjustable	—
Total	$122,375

The following table sets forth certain information with respect to each MBS and CMO security at the dates indicated.

	At June 30,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
FHLMC certificates	$29,970	$30,724	$16,373	$16,372	$16,598	$16,113
GNMA certificates	7,546	7,618	35	35	38	38
FNMA certificates	42,265	44,662	34,943	35,458	25,800	25,062
Collateralized mortgage obligations issued by government agencies	42,594	43,908	57,946	58,564	50,272	48,963
Total	$122,375	$126,912	$109,297	$110,429	$92,708	$90,176

Deposit Activities and Other Sources of Funds

General. The Company’s primary sources of funds are deposits, borrowings, payments of principal and interest on loans, MBS and CMOs, interest and principal received on investment securities and other short-term investments, and funds provided from operating results. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and overall economic conditions.

Borrowings, including FHLB advances, have been used at times to provide additional liquidity. Borrowings are used on an overnight or short-term basis to compensate for periodic fluctuations in cash flows, and are used on a longer term basis to fund loan growth and to help manage the Company’s sensitivity to fluctuating interest rates.

Deposits. The Bank’s depositors are generally residents and entities located in the States of Missouri, Arkansas, or Illinois. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including interest-bearing and noninterest-bearing transaction accounts, money market deposit accounts, saving accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds may remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, managing interest rate sensitivity and its customer preferences and concerns. The Bank’s Asset/Liability Committee regularly reviews its deposit mix and pricing.

The Bank will periodically promote a particular deposit product as part of the Bank’s overall marketing plan. Deposit products have been promoted through various mediums, which include digital and social media, radio and newspaper advertisements, as well as “grassroots” marketing techniques, such as sponsorship of – or activity at – community events. The emphasis of these campaigns is to increase consumer awareness and market share of the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Based on its experience, the Bank believes that its deposits are relatively stable sources of funds. However, the ability of the Bank to attract and maintain money market deposit accounts, passbook savings accounts, and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table depicts the composition of the Bank’s deposits as of June 30, 2020:

As of June 30, 2020
Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in
				thousands)
0.00%	None	Non-interest Bearing	$100	$316,048	14.47%
0.96	None	NOW Accounts	100	781,937	35.79
0.66	None	Savings Accounts	100	181,229	8.29
1.26	None	Money Market Deposit Accounts	1,000	231,162	10.58

		Certificates of Deposit
0.97	6 months or less	Fixed Rate/Term	1,000	57,380	2.63
0.75	6 months or less	IRA Fixed Rate/Term	1,000	3,237	0.15
1.48	7-12 months	Fixed Rate/Term	1,000	225,184	10.31
1.37	7-12 months	IRA Fixed Rate/Term	1,000	25,344	1.16
2.00	13-24 months	Fixed Rate/Term	1,000	160,622	7.35
1.67	13-24 months	IRA Fixed Rate/Term	1,000	17,958	0.82
2.51	25-36 months	Fixed Rate/Term	1,000	56,483	2.59
2.54	25-36 months	IRA Fixed Rate/Term	1,000	12,244	0.56
1.95	48 months and more	Fixed Rate/Term	1,000	92,984	4.26
1.97	48 months and more	IRA Fixed Rate/Term	1,000	23,035	1.04
				$2,184,847	100.00%

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of June 30, 2020. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$88,122
Over three through six months	82,145
Over six through twelve months	135,578
Over 12 months	115,870
Total	$421,715

Time Deposits by Rates

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At June 30,
	2020	2019	2018

	(Dollars in thousands)
0.00 - 0.99%	$72,236	$2,447	$77,958
1.00 - 1.99%	393,625	221,409	356,172
2.00 - 2.99%	168,985	398,931	98,842
3.00 - 3.99%	39,191	56,310	479
4.00 - 4.99%	160	162	—
5.00 - 5.99%	—	—	—
6.00 - 6.99%	274	—	—

Total	$674,471	$679,259	$533,451

The following table sets forth the amount and maturities of all time deposits at June 30, 2020.

	Amount Due
							Percent
	Less						of Total
	Than One	1-2	2-3	3-4	After		Certificate
	Year	Years	Years	Years	4 Years	Total	Accounts

	(Dollars in thousands)
0.00 – 0.99%	$66,991	$4,982	$213	$50	$—	$72,236	10.72%
1.00 – 1.99%	291,808	64,423	12,044	2,420	22,930	393,625	58.36
2.00 - 2.99%	110,724	24,901	10,515	3,921	18,924	168,985	25.05
3.00 - 3.99%	29,620	5,285	3,244	1,042	—	39,191	5.81
4.00 - 4.99%	—	—	—	160	—	160	0.02
5.00 - 5.99%	—	—	—	—	—	—	—
6.00 - 6.99%	274	—	—	—	—	274	0.04

Total	$499,417	$99,591	$26,016	$7,593	$41,854	$674,471	100.00%

Deposit Flow

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At June 30,
	2020			2019			2018
		Percent of	Increase		Percent of	Increase		Percent of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)

Noninterest bearing	$316,048	14.47%	$97,159	$218,889	11.56%	$15,372	$203,517	12.88%	$17,314
NOW checking	781,937	35.79	142,718	639,219	33.75	70,214	569,005	36.02	89,517
Savings accounts	181,229	8.29	13,256	167,973	8.87	10,433	157,540	9.97	10,293
Money market deposit	231,162	10.58	42,807	188,355	9.95	71,966	116,389	7.37	10,790
Fixed-rate certificates which mature(1):
Within one year	499,419	22.86	31,743	467,676	24.70	156,236	311,440	19.71	(15,198)
Within three years	125,606	5.75	(65,419)	191,025	10.09	14,231	176,794	11.19	13,984
After three years	49,446	2.26	28,888	20,558	1.08	(24,659)	45,217	2.86	(2,395)
Variable-rate certificates which mature:
Within one year	—	—	—	—	—	—	—	—	—
Within three years	—	—	—	—	—	—	—	—	—
Total	$2,184,847	100.00%	$291,152	$1,893,695	100.00%	$313,793	$1,579,902	100.00%	$124,305
(1)	At June 30, 2020, 2019, and 2018, certificates in excess of $100,000 totaled $421.7 million, $427.1 million, and $330.3 million, respectively.

The following table sets forth the deposit activities of the Bank for the periods indicated.

	At June 30,
	2020	2019	2018

	(Dollars in thousands)
Beginning Balance	$1,893,695	$1,579,902	$1,455,597

Net increase before interest credited	267,068	292,585	111,480
Interest credited	24,084	21,208	12,825
Net increase in deposits	291,152	313,793	124,305

Ending balance	$2,184,847	$1,893,695	$1,579,902

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

Although deposits are the Bank’s primary and preferred source of funds, the Bank has actively used FHLB advances. The Bank’s general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding loan growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of June 30, 2020, the Bank had $70.0 million in FHLB advances, including $69.7 million in fixed-rate long term advances, $338,000 of fixed rate amortizing advances, and no overnight borrowings. In order for the Bank to borrow from the FHLB, it has pledged $768.7 million of its residential and commercial real estate loans to the FHLB (although the actual collateral required for advances taken and letters of credit issued amounts to $147.9 million) and has purchased $6.4 million in membership stock in the FHLB of Des Moines. At June 30, 2020, the Bank had additional borrowing capacity on its pledged residential and commercial real estate loans from the FHLB of $296.6 million, as compared to $320.1 million at June 30, 2019.

Additionally, the Bank is approved to borrow from the Federal Reserve Bank’s discount window on a primary credit basis. Primary credit is available to approved institutions on a generally short-term basis at the “discount rate” set by the FOMC. The Bank has pledged agricultural real estate and other loans to farmers as collateral for any amounts borrowed through the discount window. As of June 30, 2020, the Bank was approved to borrow up to $179.7 million through the discount window, but no balance was outstanding.

Also classified as borrowings are the Bank’s securities sold under agreements to repurchase (“repurchase agreements”). These agreements are typically entered into with local public units or corporations. Generally, the Bank pays interest on these agreements at a rate similar to those available on repurchase agreements with wholesale funding sources. The Bank views repurchase agreements with local entities as a stable funding source. At June 30, 2020, the Bank had no outstanding repurchase agreements, as compared to $4.4 million at June 30, 2019.

Southern Missouri Statutory Trust I, a Delaware business trust subsidiary of the Company, issued $7.0 million in Floating Rate Capital Securities (the "Trust Preferred Securities") with a liquidation value of $1,000 per share in March, 2004. The securities are due in 30 years, were redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2020, the current rate was 3.05%. The securities represent undivided beneficial interests in the trust, which was established by Southern Missouri Bancorp for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, and mature in 2035. At June 30, 2020, the carrying value was $2.7 million, and bore interest at a current coupon rate of 2.76% and an effective rate of 4.21%.

In the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PBC in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2019, the carrying value was $5.3 million and bore interest at a current coupon rate of 2.11% and an effective rate of 4.01%.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	Year Ended June 30,
	2020	2019	2018

	(Dollars in thousands)
Year end balances
Short-term FHLB advances	$—	$—	$66,550
Securities sold under agreements to repurchase	—	4,376	3,267
	$—	$4,376	$69,817

Weighted average rate at year end	—%	0.93%	1.98%

The following table sets forth certain information as to the Bank’s borrowings for the periods indicated:

	Year Ended June 30,
	2020	2019	2018

	(Dollars in thousands)
FHLB advances
Daily average balance	$87,241	$92,371	$56,593
Weighted average interest rate	2.21%	2.57%	1.84%
Maximum outstanding at any month end	$123,452	$154,100	$88,538

Securities sold under agreements to repurchase
Daily average balance	$82	$3,988	$5,373
Weighted average interest rate	0.03%	0.90%	0.70%
Maximum outstanding at any month end	$—	$4,703	$9,902

Subordinated Debt
Daily average balance	$15,093	$14,994	$14,897
Weighted average interest rate	5.22%	6.14%	5.15%
Maximum outstanding at month end	$15,142	$15,043	$14,945

Subsidiary Activities

The Bank has four subsidiaries, SMS Financial Services, Inc., which had no assets or liabilities at June 30, 2020, and is currently inactive, and SB Corning, LLC, SB Real Estate Investments, LLC, and Southern Insurance Services, LLC, all active subsidiaries. SB Corning, LLC represents investment in a limited partnership formed for the purpose of generating low income housing tax credits. The initial investment in this subsidiary was $1.5 million, and at June 30, 2020, the carrying value of the investment was $1.0 million. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a REIT which is majority-owned by the investment subsidiary, but has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2020, SB Real Estate Investments, LLC held assets of $763.7 million, while Southern Bank Real Estate Investments, LLC held assets of $751.2 million. Southern Insurance Services, LLC, is an entity acquired in the Gideon Acquisition, and is engaged in the brokerage of commercial and consumer insurance products. Assets held by this subsidiary are immaterial.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies.

Financial Regulatory Reform.

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

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and offers optional, simplified regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8 and 10 percent. Effective January 1, 2020, the CBLR was 9.0%. However, the CBLR has been temporarily reduced to 8.0% for 2020 and 8.5% for 2021, in response to the COVID-19 pandemic. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

The Coronavirus Aid, Relief, and Economic Security Act of 2020. In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9.0% to 8.0% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal banking agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. As noted above, the second interim final rule provides a transition from the temporary 8.0% CBLR requirement to a 9.0% CBLR requirement. It establishes a minimum CBLR of 8.0% for the second through fourth quarters of 2020, 8.5% for 2021, and 9.0% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The Company and the Bank have not made an election to utilize the CBLR framework, but will continue to monitor the available option, and could do so in the future.

The CARES Act also allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a restructured loan, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Under the CARES Act and related banking agency guidance, banks are not required to designate as a troubled debt restructuring loans that were modified as a result of the COVID-19 pandemic and made on a good faith basis to borrowers who were current. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related banking agency guidance if they were not more than 30 days past due on their contractual payments as of December 31, 2019, or prior to any relief, respectively, and have experienced financial difficulty as a result of COVID-19. For additional information related to loan modifications as a result of the COVID-19 pandemic, see “Item 1- Description of Business” and “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The CARES Act also authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP. The goal of the PPP was to prevent job losses and to encourage small businesses to maintain payrolls. The Company originated almost 1,700 loans totaling $133.7 million through August 31, 2020. The Company has not processed applications by borrowers for forgiveness, anticipating that simplified procedures may be adopted under various legislative improvements proposed in the U.S. Congress.

The Bank

General. As a state-chartered, federally insured trust company with banking powers, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FRB and the Missouri Division of Finance and files periodic reports concerning the Bank’s activities and financial condition with its regulators. The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents.

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

State Regulation and Supervision. As a state-chartered trust company with banking powers, the Bank is subject to applicable provisions of Missouri law and the regulations of the Missouri Division of Finance. Missouri law and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). These reserves may be in the form of cash or deposits with the institution’s regional Federal Reserve Bank. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% for all account types, eliminating reserve requirements for all depository institutions.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2020, the Bank had $6.4 million in FHLB stock, which was in compliance with this requirement. The Bank received $337,000 and $345,000 in dividends from the FHLB of Des Moines for the years ended June 30, 2020 and 2019, respectively.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

Federal Deposit Insurance Corporation. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The general insurance limit is $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against a member bank of the FRB after giving the FRB an opportunity to take such action.

In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments based on an institution’s total assets minus its Tier 1 capital instead of its deposits. The Bank’s FDIC premiums are based on its supervisory ratings and certain financial ratios. Federal law required that the reserve ratio of the FDIC deposit insurance fund reach at least 1.35% by September 2020, and that depository institutions with consolidated assets of $10 billion or less receive assessment credits for the portion of their assessments that contributed to the growth of the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Subsequent rule-making provided that the assessment credits were to be applied so long as the ratio remained above 1.35%. In September 2019, the Deposit Insurance Fund Reserve Ratio reached 1.40%, exceeding the required minimum reserve ratio to provide for receipt of assessment credits. As a result, the FDIC applied credits to the Bank’s assessments due in fiscal 2020, resulting in a reduced expense recognition for the fiscal year. The Bank’s credits have been fully utilized as of June 30, 2020.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

In addition to the assessment for deposit insurance, institutions were required for many years to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. The final bonds matured in calendar year 2019, and the Bank did not recognize expense related to the Financing Corporation in fiscal 2020.

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

Guidance on Subprime Mortgage Lending. The federal banking agencies have issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve "payment shock" and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower’s ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems.

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

Under applicable capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) except in the case of banking organizations that have elected to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by 0.625% each year until the buffer requirement was fully implemented on January 1, 2019. At June 30, 2020, the Bank and the Company reported risk-based capital ratios meeting the capital conservation buffer.

Under the prompt corrective action standards of the FRB, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%; and in order to be considered adequately capitalized, it must have the minimum capital ratios described above. To be considered well-capitalized a bank holding company must have, on a consolidated basis, at least a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and not be subject to a higher enforceable individualized capital requirement. At June 30, 2020, the Bank and the Company were categorized as “well capitalized” under these prompt corrective action standards.

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

Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending to or otherwise engaging in transactions with the Company (or any other affiliate), generally limiting such transactions with an affiliate to 10% of the Bank’s capital and surplus and limiting all such transactions with all affiliates to 20% of the Bank’s capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a financial institution. The Bank received a "satisfactory" rating during its most recent CRA examination.

Dividends. Dividends from the Bank constitute the major source of funds for dividends that may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.

The amount of dividends actually paid by the Bank during any one period will be strongly affected by the Bank’s management policy of maintaining a strong capital position. Dividends can be restricted if the capital conservation buffer is not maintained as described under “Capital Rules” above.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.

The Company

Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The Company’s stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

The Company is subject to the activity limitations imposed on bank holding companies that are not financial holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which are permitted, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

TAXATION

Federal Taxation

General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

Bad Debt Reserve. Historically, savings institutions, such as the Bank used to be, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank’s deductions with respect to their loans, which are generally loans secured by certain interests in real property, historically has been computed using an amount based on the Bank’s actual loss experience, in accordance with IRC Section 585(B)(2). Due to the Bank’s loss experience, the Bank generally recognized a bad debt deduction equal to their net charge-offs.

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

Bank Franchise Tax. The Missouri bank franchise tax is imposed on (i) the bank’s taxable income at the rate of 7%, less credits for certain Missouri taxes, including income taxes. However, the credits exclude taxes paid for real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rentals to others - income-based calculation; and (ii) the bank’s net assets at a rate of .007%. Net assets are defined as total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation.

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

Audits

The state of Missouri is currently auditing the Company’s Missouri income tax returns. There have been no IRS or other state audits of the Company’s Federal or state income tax returns during the past five years.

For additional information regarding taxation, see Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

PERSONNEL

As of June 30, 2020, the Company had 456 full-time employees and 36 part-time employees. The Company believes that employees play a vital role in the success of a service company and that the Company’s relationship with its employees is good. The employees are not represented by a collective bargaining unit.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Greg A. Steffens, age 53, the Company’s President and Chief Executive Officer, joined our Company in 1998 as Chief Financial Officer, and was appointed President and CEO in 1999. He has over 30 years of experience in the banking industry, including service from 1993 to 1998 as chief financial officer of Sho-Me Financial Corp (Mount Vernon, Missouri), prior to the sale of that company to Union Planters Corporation. Mr. Steffens also served from 1989 to 1993 as an examiner with the Office of Thrift Supervision. Mr. Steffens holds a Bachelor of Science Degree in Business Administration-Accounting and Finance from the University of Central Missouri, Warrensburg, Missouri.

Matthew T. Funke, age 43,the Company’s Chief Financial Officer, joined our Company in 2003. He has more than 21 years of banking and finance experience. Mr. Funke was initially hired to establish an internal audit function for the Company, and served as internal auditor and compliance officer until 2006, when he was named Chief Financial Officer. Previously, Mr. Funke was employed with Central Bancompany, Inc. (Jefferson City, Missouri), where he advanced to the role of internal audit manager, and as a fiscal analyst with the Missouri General Assembly. Mr. Funke holds a Bachelor of Science Degree in Accounting from Missouri State University, Springfield, Missouri, and is a graduate of the Southwest Graduate School of Banking at SMU, Dallas, Texas.

Kimberly A. Capps, age 52, the Company’s Chief Operations Officer, joined our Company in 1994. She has over 27 years of banking experience. Ms. Capps is responsible for the Company’s retail deposit operations, product development and marketing, enterprise data and delivery, and banking applications. Ms. Capps was initially hired by our bank subsidiary as controller, and was named Chief Financial Officer in 2001. In 2006, Ms. Capps was named Chief Operations Officer. Prior to joining the Company, Ms. Capps was employed for more than three years with the accounting firm of Kraft, Miles & Tatum (Poplar Bluff, Missouri), where she specialized in financial institution audits and taxation. She holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Lora L. Daves, age 53, the Company’s Chief Risk Officer, joined our Company in 2006. Ms. Daves is responsible for the oversight of the Company’s internal audit, loan review, BSA, CRA, and compliance functions. Ms. Daves served as our Chief Credit Officer from 2006 through 2016. Ms. Daves has over 31 years of banking and finance experience, including 11 years beginning with Mercantile Bank of Poplar Bluff, which merged with and into US Bank, a subsidiary of U.S. Bancorp (Minneapolis, Minnesota) during her tenure there. Ms. Daves’ responsibilities with US Bank included credit analysis, underwriting, credit presentation, credit approval, monitoring credit quality, and analysis of the allowance for loan losses. She advanced to hold responsibility for regional credit administration, loan review, compliance, and problem credit management. Ms. Daves’ experience also includes four years as Chief Financial Officer of a southeast Missouri healthcare provider which operated a critical access hospital, eight rural health clinics, two retail pharmacies, an ambulatory surgery center, and provided outpatient radiology and physical therapy services; and four years with a national real estate development and management firm, working in their St. Louis-based Midwest regional office as a general accounting manager. Ms. Daves holds a Bachelor of Science Degree in Business Administration-Accounting from Southeast Missouri State University, Cape Girardeau, Missouri.

Justin G. Cox, age 40, is our Regional President for the Bank’s west region, in which role he is responsible for loan production activity in the region, and also provides joint oversight of the deposit-taking operation in the region. Mr. Cox joined our Company in 2010 as a lending officer, as an integral part of the team which established our presence in Springfield, Missouri, through the opening of a loan production office in that market. Mr. Cox has more than 17 years banking experience. He previously worked for Metropolitan National Bank (Springfield, Missouri), and advanced to the role of Vice President of Lending for that institution. Mr. Cox holds a Bachelor of Science Degree in Business Administration-Marketing & Management from Southwest Baptist University, Bolivar, Missouri.

Mark E. Hecker, age 54, the Company’s Chief Credit Officer, joined our Company in January 2017. Mr. Hecker is responsible for administration of the Company’s credit portfolio, including the approval process for proposed new credits and monitoring of the portfolio’s credit quality. Mr. Hecker has over 30 years of banking experience, having most recently served twelve years with BankLiberty (Liberty, Missouri) as its Chief Lending Officer. Prior to that, Mr. Hecker served as a commercial banker for Midland Bank (Lee’s Summit, Missouri) and its successor organization, Commercial Federal Bank (Omaha, Nebraska) for eight years. Mr. Hecker was employed as an examiner with the FDIC for more than six years and is a Commissioned Bank Examiner. Mr. Hecker holds a Bachelor of Science Degree in Business Administration-Accounting from the University of Central Missouri, Warrensburg, Missouri.

Rick A. Windes, age 56, the Company’s Chief Lending Officer, joined our Company in May 2018. Mr. Windes is responsible for the Company’s loan production. Mr. Windes has 27 years’ experience in commercial lending and lending management. Most recently, he served as a regional president in Springfield, Missouri, for Bear State Bank (Little Rock, Arkansas), prior to its merger with Arvest Bank. Previously, he was the senior lender for Metropolitan National Bank (Springfield, Missouri) prior to its acquisition by Bear State Bank. Mr. Windes holds a Bachelor of Science Degree in Business Administration from Truman State University, Kirksville, Missouri, and is a graduate of the Graduate School of Banking at Colorado, Boulder, Colorado.

Brett A. Dorton, age 48, the Company’s Chief Strategies Officer, joined our Company in November 2018, through the Gideon Acquisition. Mr. Dorton had served as President and Director at First Commercial Bank, Gideon’s bank subsidiary. Mr. Dorton was employed by First Commercial Bank for 18 years, including five years as President. Mr. Dorton is responsible for oversight of the Company’s entry into wealth management and commercial and consumer insurance brokerage, will serve a key role in future merger and acquisition activity, and is assisting in continued management of the acquired First Commercial Bank lending portfolio and its transition to appropriate lending officers in various Southern Bank markets. Mr. Dorton has 25 years’ experience in bank management, lending, fixed income portfolio management, and wealth management advisory services. Prior to his employment by First Commercial Bank, he was a loan officer with First Midwest Bank of Dexter. Mr. Dorton holds a Bachelor of Science Degree in Economics and Finance from Union University, Jackson, Tennessee, and is a graduate of the Graduate School of Banking at Louisiana State University, Baton Rouge, Louisiana. He holds Series 7 and 63 securities licenses.

Martin J. Weishaar, age 56, the Company’s Chief Legal Officer, joined our Company in October 2019. Mr. Weishaar is responsible for supervision of the Company’s legal needs and is also charged with oversight of the information technology department. Mr. Weishaar has more than 20 years of experience in the banking industry, having served as General Counsel/Chief Operating Officer for BankLiberty (Liberty, Missouri) from 1999-2019. For 10 years prior to that, he served as a private practice attorney in Kansas and Missouri, advising various clients including financial institutions. Mr. Weishaar holds a Bachelor of Arts Degree in Political Science and a Juris Doctor Degree from the University of Kansas, Lawrence, Kansas.

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

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, some of whom are currently, and many of whom have recently been under government issued stay-at-home orders. As an essential business, we have continued to provide banking and financial services to our customers, at times with only drive-thru service available our facilities. After re-opening our lobbies, we have again moved to only drive-thru service in some communities due to unavailability of team members complying with quarantine orders from local health authorities. In addition, we have continued to provide access to banking and financial services through online and mobile banking, ATMs and by telephone. If the COVID-19 pandemic worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, many of our employees currently are or have been working remotely to enable the Company to continue to provide banking services to our customers. Heightened cybersecurity, information security, and operational risks may result from these remote work-from-home arrangements. Despite the fact that we continue to train employees, examine opportunities to strengthen the security of our IT network, and utilize third party auditors, there can be no guarantee that we will fully eliminate these risks. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is a pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations (other than through government sponsored programs, such as the Payroll Protection Program) and market interest rates, and it has negatively impacted many of our business and consumer borrowers’ ability or willingness to make their loan payments timely. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin may be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Some businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during the 2021 fiscal year and possibly longer as the ability of many of our customers to make timely loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will result in the future due to the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans as the COVID-19 pandemic subsides. Any increases in the allowance for credit losses will result in a decrease in net income, and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

In accordance with U.S. GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition. Goodwill has been evaluated during fiscal year 2020, as well as for triggering events at June 30, 2020, and it was determined that goodwill was not impaired.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the COVID-19 pandemic adversely impacts our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this section.

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

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to ensure repayment. This risk is affected by, among other things:

●	cash flow of the borrower and/or the project being financed;
●	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
●	the credit history of a particular borrower;
●	changes in economic and industry conditions; and
●	the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

●	the quality, size and diversity of the loan portfolio;
●	evaluation of non-performing loans;
●	historical default and loss experience;
●	historical recovery experience;
●	economic conditions;

●	risk characteristics of the various classifications of loans; and
●	the amount and quality of collateral, including guarantees, securing the loans.

If loan losses exceed the allowance for loan losses, our business, financial condition and profitability may suffer.

The Financial Accounting Standards Board (FASB), adopted Accounting Standards Update (ASU), 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on June 16, 2016, which changed required allowance for loan losses methodology to consider current expected credit losses (CECL). This accounting pronouncement is applicable to us effective for our fiscal year beginning July 1, 2020. The federal banking regulators, including the Federal Reserve have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

CECL substantially changes how we calculate our allowance for loan and lease losses. We have adopted CECL and have estimated the impact of adoption on our allowance and capital within our audited financial statements, however we cannot predict how it will affect our results of operations and financial condition over time, including our regulatory capital.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2020 and June 30, 2019, our nonperforming assets were $11.2 million and $24.8 million, respectively, or 0.44% and 1.12% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

●	We do not accrue interest income on nonaccrual loans, nonperforming investment securities, or other real estate owned.
●	We must provide for probable loan losses through a current period charge to the provision for loan losses.
●	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values or recognize other-than-temporary impairment on nonperforming investment securities.
●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.
●	The resolution of nonperforming assets requires the active involvement of management, which can divert management’s attention from more profitable activities.

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Future deterioration in economic conditions, particularly within our primary market area in southern Missouri and northern Arkansas, could result in the following consequences, among others, any of which could hurt our business materially:

●	loan delinquencies may increase;
●	problem assets and foreclosures may increase;
●	demand for our products and services may decline;
●	loan collateral may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans; and

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

Our construction loan portfolio, which totaled $185.9 million, or 8.68% of loans, net, at June 30, 2020, includes residential and non-residential construction and development loans. Construction and development lending, especially non-residential construction and development lending, is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale, leasing, or operation of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Deterioration in our construction portfolio could result in increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At June 30, 2020, 63.3% of our loans, net, consisted of commercial real estate and commercial business loans to small and mid-sized businesses, generally located in our primary market area, which are the types of businesses that have a heightened vulnerability to local economic conditions. Over the last ten years, we have increased this type of lending from 52.3% of our portfolio at June 30, 2010, to 63.3% of our portfolio at June 30, 2020, in order to improve the yield on our assets. At June 30, 2020, our loan portfolio included $887.4 million of commercial real estate loans and $468.4 million of commercial business loans compared to $840.8 million and $355.9 million, respectively, at June 30, 2019. The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrower’s business or the real estate securing the loans as collateral, which can be significantly affected by economic conditions. Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Commercial loans not collateralized by real estate are often secured by collateral that may depreciate over time, be difficult to appraise and fluctuate in value (such as accounts receivable, inventory and equipment). If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

Included in the commercial real estate loans described above are agricultural real estate loans totaling $185.3 million, or 8.7% of our loan portfolio, net, at June 30, 2020. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary agricultural activity in our market areas is livestock, dairy, poultry, rice, timber, soybeans, wheat, melons, corn, and cotton. Accordingly, adverse circumstances affecting these activities could have an adverse effect on our agricultural real estate loan portfolio. Our agricultural real estate lending has grown significantly since June 30, 2010 when these loans totaled $28.3 million, or 6.6% of our loan portfolio, and we intend to continue to grow this portion of our loan portfolio.

Included in the commercial business loans described above are agricultural production and equipment loans. At June 30, 2020, these loans totaled $100.3 million, or 4.7%, of our loan portfolio, net. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. The same risk applies to agricultural operating loans which are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. Any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation to the collateral. Our agricultural operating loans have also grown significantly since June 30, 2010, when such loans totaled $35.9 million, or 8.3% of our loan portfolio.

Presently, various agricultural commodity prices have been negatively impacted by recent actions taken, or which are feared could be taken, by governments in markets where U.S. agricultural products are exported. Declines in the pricing available to U.S. farmers negatively impacts cash flows for these borrowers to service their debts, and negatively affects the value of real estate and equipment which may be pledged as collateral to secure borrowings. In addition to the various risks to farm operations and management noted above, agricultural loans often are structured for annual payments, to coincide with borrower cash flows. As compared to other loan types which generally require monthly payments, an annual payment schedule may increase risk that the Company would not timely identify a borrower experiencing financial difficulties, hindering its ability to work to mitigate losses.

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

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “REGULATION – Guidance on Commercial Real Estate Concentrations”). For the purposes of this guidance, “commercial real estate” includes, among other types, multi-family residential loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months.

During fiscal 2017, the Bank exceeded the 300% threshold for non-owner occupied commercial real estate loans (as defined in the guidance) for the first time as a percentage of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital, peaking at 305% at December 31, 2016. Since June 30, 2017, the Bank has been below the 300% threshold, and increased from 264% of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital at June 30, 2019, to 288% at June 30, 2020.

In recent years, the Company’s non-owner occupied commercial real estate loans (as defined in the guidance) as a percent of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital has also approached the 300% threshold, but peaked at 293% at December 31, 2016. The Company reported 280% of tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital concentrated in non-owner occupied commercial real estate loans at June 30, 2020, as compared to 255% at June 30, 2019.

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

We have pursued a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be adversely affected;
●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into us to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, or at all, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
●	To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. We are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders; and
●	We have completed four acquisitions since June 2017 which enhanced our rate of growth. We do not necessarily expect to be able to maintain our past rate of growth, and may not be able to grow at all in the future.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of June 30, 2020, we determined that none of our goodwill or other intangible assets was impaired.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At June 30, 2020, our net deferred tax asset was $3.7 million, none of which was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years and our expectation of profitability in the current year and future years, management has determined that no valuation allowance was required at June 30, 2020. If we are required in the future to take a valuation allowance with respect to our deferred tax asset, our financial condition, results of operations and regulatory capital levels would be negatively affected.

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

We are currently subject to extensive examination, supervision and comprehensive regulation by the FDIC, the Missouri Division of Finance, and the Federal Reserve. The FDIC, the Missouri Division of Finance, and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion, including the ability to restrict an institution’s operations, require the institution to reclassify assets, determine the adequacy of the institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. See “Regulation.”

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

Security breaches in our mobile and internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could damage our reputation and business.

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

The financial services industry has noted recent increases in electronic fraudulent activity, attempted security breaches, and cyber-attacks, including attempts to initiate fraudulent activity through consumer, commercial, and public unit accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cybersecurity breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

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

Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies (including mobile devices) to conduct financial and other business transactions, and the increasing sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. The Company makes significant investments in various technology to identify and prevent intrusions into its information system. The Company also has policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of its information systems and performs regular audits using both internal and outside resources. However, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. In addition to unauthorized access, denial-of-service attacks, or other operational disruptions could overwhelm Company websites and prevent the Company from adequately serving customers. Should any of the Company’s systems become compromised or customer information be obtained by unauthorized parties, the reputation of the Company could be damaged, relationships with existing customers may be impaired, and the Company could be subject to lawsuits, all of which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

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

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

●	actual or anticipated quarterly fluctuations in our operating and financial results;
●	developments related to investigations, proceedings or litigation;
●	changes in financial estimates and recommendations by financial analysts;

●	dispositions, acquisitions and financings;
●	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;
●	fluctuations in the stock prices and operating results of our competitors;
●	regulatory developments; and
●	other developments in the financial services industry.

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock. Currently, market prices of stocks issued by financial institutions have been negatively impacted by interest rates which are at historic lows and anticipated to remain there, and market expectations regarding elevated future credit losses resulting from the economic effects of the pandemic.

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

Southern Missouri Bancorp, Inc., is an entity separate and distinct from its subsidiary bank, and derives substantially all of its revenue in the form of dividends from the Bank. Accordingly, the Company is and will be dependent upon dividends from its subsidiary bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the subsidiary bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company’s right to participate in a distribution of assets upon the subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In addition, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer interest payments on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of June 30, 2020, we had outstanding $16.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by subsidiaries of ours that are statutory business trusts. As of that date, those debt securities were carried at a book value of $15.1 million.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Description of Properties

At June 30, 2020, the Bank operated from its headquarters, 45 full-service branch offices, and two limited-service branch offices. The Bank owns the office building and related land in which its headquarters are located, and 43 of its branch offices. The remaining four branch offices are either leased or partially owned.

For additional information regarding our properties, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Premises and Equipment".

Management believes that our current facilities are adequate to meet our present and immediately foreseeable needs. However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers’ needs.

Item 3.    Legal Proceedings

In the opinion of management, the Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Bank’s financial condition or operations. Periodically, there have been various claims and lawsuits involving the Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Bank’s ordinary business, the Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Bank.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Southern Missouri Bancorp, Inc., is traded under the symbol “SMBC” on the Nasdaq Global Market. At June 30, 2020, there were 9,127,390 shares of common stock outstanding and approximately 251 common stockholders of record.

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

The following table summarizes the Company’s stock repurchase activity for each month during the three months ended June 30, 2020.

			Total # of Shares
		Average	Purchased as Part of a	Maximum Number
	Total #	Price	Publicly	of Shares That
	of Shares	Paid Per	Announced	May Yet Be
	Purchased	Share	Program	Purchased(1)
06/01/20 - 06/30/20 period	—	$—	—	232,051
05/01/20 - 05/31/20 period	—	—	—	232,051
04/01/20 - 04/30/20 period	—	—	—	232,051

(1) Represents the remaining shares available for purchase as of the last calendar day of the month shown.

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

Southern Missouri Bancorp, Inc.
Total Return Performance
Southern Missouri Bancorp, Inc.
SNL All Financial Institutions Index
SNL Bank NASDAQ Index
SNL Bank $1B-$5B Index
SNL Midwest Bank Index
Index Value
300
250
200
150
100
50
0
06/30/15
06/30/16
06/30/17
06/30/18
06/30/19
06/30/20

	Period Ending
Index	06/30/15	06/30/16	06/30/17	06/30/18	06/30/19	06/30/20
Southern Missouri Bancorp, Inc.	100.00	126.85	176.34	216.02	195.69	139.32
SNL All Financial Institutions Index	100.00	90.53	124.65	136.77	140.47	121.83
SNL Bank NASDAQ Index	100.00	94.99	135.81	151.22	138.04	99.18
SNL Bank $1B-$5B Index	100.00	104.42	152.50	176.24	155.97	120.85
SNL Midwest Bank Index	100.00	94.05	132.78	141.77	138.17	103.48

Item 6.    Selected Financial Data

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for the years ended June 30, 2020, 2019 and 2018 are derived in part from the audited consolidated financial statements that appear in this annual report. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” under Item 7 of this report and “Financial Statements and Supplementary Data” under Item 8 of this report below.

(Dollars in thousands)	At June 30,
Financial Condition Data:	2020	2019	2018	2017	2016
Total assets	$2,542,157	$2,214,402	$1,886,115	$1,707,712	$1,403,910
Loans receivable, net	2,141,929	1,846,405	1,563,380	1,397,730	1,135,453
Mortgage-backed securities	126,912	110,429	90,176	78,275	71,231
Cash, interest-bearing deposits and investment securities	104,831	91,475	84,428	97,674	81,270
Deposits	2,184,847	1,893,695	1,579,902	1,455,597	1,120,693
Borrowings	70,024	52,284	82,919	56,849	137,301
Subordinated debt	15,142	15,043	14,945	14,848	14,753
Stockholder's equity	258,347	238,392	200,694	173,083	125,966

(Dollars in thousands, except per share data)	For the Year Ended June 30,
Operating Data:	2020	2019	2018	2017	2016
Interest income	$107,052	$97,482	$77,174	$61,488	$56,317
Interest expense	26,916	24,700	14,791	10,366	9,365

Net interest income	80,136	72,782	62,383	51,122	46,952
Provision for loan losses	6,002	2,032	3,047	2,340	2,494

Net interest income after provision for loan losses	74,134	70,750	59,336	48,782	44,458

Noninterest income	14,750	13,093	12,369	10,011	8,898
Noninterest expense	54,452	47,892	42,973	37,179	31,826

Income before income taxes	34,432	35,951	28,732	21,614	21,530
Income taxes	6,887	7,047	7,803	6,062	6,682
Net Income	27,545	28,904	20,929	15,552	14,848

Less: effective dividend on preferred stock	—	—	—	—	85
Net income available to common stockholders	$27,545	$28,904	$20,929	$15,552	$14,763
Basic earnings per share available to common stockholders(2)	$3.00	$3.14	$2.40	$2.08	$1.99
Diluted earnings per share available to common stockholders(2)	$2.99	$3.14	$2.39	$2.07	$1.98
Dividends per share(2)	$0.60	$0.52	$0.44	$0.40	$0.36

	At June 30,
Other Data:	2020	2019	2018	2017	2016
Number of:
Real Estate Loans	8,127	7,695	7,241	6,800	5,554
Deposit Accounts	96,813	91,086	79,762	72,186	60,839
Full service offices	46	45	38	39	33
Limited service offices	2	2	3	3	3

	At or for the year ended June 30,
Key Operating Ratios:	2020	2019	2018	2017	2016
Return on assets (net income divided by average assets)	1.18%	1.38%	1.17%	1.05%	1.11%

Return on average common equity (net income available to common stockholders divided by average common equity)	11.11	13.13	11.30	11.70	12.34

Average equity to average assets	10.60	10.49	10.31	8.96	9.40

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.50	3.56	3.62	3.64	3.69

Net interest margin (net interest income as a percentage of average interest-earning assets	3.72	3.78	3.78	3.74	3.80

Noninterest expense to average assets	2.33	2.28	2.39	2.51	2.38

Average interest-earning assets to average interest-bearing liabilities	117.63	116.89	117.15	113.13	114.38

Allowance for loan losses to gross loans(1)	1.16	1.07	1.15	1.10	1.20

Allowance for loan losses to nonperforming loans(1)	290.38	94.72	198.58	481.65	243.66

Net charge-offs (recoveries) to average outstanding loans during the period	0.04	0.02	0.02	0.05	0.09

Ratio of nonperforming assets to total assets(1)	0.44	1.12	0.69	0.37	0.64

Common shareholder dividend payout ratio (common dividends as a percentage of earnings available to common shareholders	20.02	16.48	18.29	19.14	18.12
(1)	At end of period.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and notes thereto, which are included in Item 8 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K.

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

Southern Bank’s noninterest income consists primarily of fees charged on transaction and loan accounts, interchange income from customer debit and ATM card use, gains on sales of loans originated for sale on the secondary market, and increased cash surrender value of bank owned life insurance (“BOLI”). Southern Bank’s operating expenses include: employee compensation and benefits, occupancy and data processing expenses, legal and professional fees, federal deposit insurance premiums, amortization of intangible assets, and other general and administrative expenses.

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

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades. The primary responsibility for this review rests with risk management personnel. This review is supplemented with periodic examinations of both selected credits and the credit review process by applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

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

FINANCIAL CONDITION

General. The Company experienced balance sheet growth in fiscal 2020, with total assets of $2.5 billion at June 30, 2020, reflecting an increase of $327.8 million, or 14.8%, as compared to June 30, 2019. Asset growth was comprised mainly of increases in loans, cash and cash equivalents, and available-for-sale (“AFS”) securities, and was attributable in part to loans made by the Company under the Small Business Administration’s Paycheck Protection Program (PPP), to other internally-generated growth in loans, and to the Central Federal Acquisition.

Cash and equivalents. Cash and cash equivalents were $54.2 million at June 30, 2020, an increase of $18.8 million, or 53.2%, as compared to June 30, 2019. Interest-bearing time deposits were $974,000 at June 30, 2020, an increase of $5,000, or 0.5%, as compared to June 30, 2019.

Investments. Available-for-sale (AFS) securities were $176.5 million at June 30, 2020, an increase of $11.0 million, or 6.6%, as compared to June 30, 2019. The Company increased holdings of residential and commercial mortgage backed securities (MBS) and other securities, while holdings of collateralized mortgage obligations (CMOs) issued by government-sponsored entities, government-sponsored agency bonds declined, and municipal securities declined.

Loans. Loans, net of the allowance for loan losses, were $2.1 billion at June 30, 2020, an increase of $295.5 million, or 16.0%, as compared to June 30, 2019. This growth was inclusive of the Central Federal acquisition, which added loans totaling $51.4 million at fair value, as of the acquisition date. The portfolio primarily saw growth in residential real estate loans, commercial loans, commercial real estate loans, and funded balances in construction loans, partially offset by declines in consumer loans. Commercial loans were higher as a result of the PPP loans, which totaled $132.3 million at June 30, 2020. Residential real estate loan balances were higher as the Company saw increases in loans secured by both 1-to-4 family and multifamily real estate. Commercial real estate loans increased primarily due to loans secured by nonresidential properties, combined with a small increase in loans secured by agricultural real estate. Construction loan balances were increased as a result of both draws on existing construction loans and new loan originations, primarily secured by multifamily, 1-4 family, and non-owner occupied commercial properties. Reductions in consumer loans consisted primarily of loans secured by deposits, partially offset by a modest increase in other consumer loans.

Nonperforming loans were $8.7 million, or 0.40% of gross loans, at June 30, 2020, as compared to $21.0 million, or 1.13% of gross loans at June 30, 2019. The decrease in nonperforming loans over the fiscal year was attributed primarily to the resolution of certain nonperforming loans acquired in the Gideon Acquisition. In connection with the Gideon Acquisition, we acquired nonperforming loans which totaled $10.2 million (at fair value) as of June 30, 2019, and this group of nonperforming loans has declined to $1.8 million as of June 30, 2020.

Allowance for Loan Losses. The allowance for loan losses was $25.1 million at June 30, 2020, an increase of $5.2 million, or 26.3%, as compared to June 30, 2019. The allowance represented 1.16% of gross loans receivable at June 30, 2020, as compared to 1.07% of gross loans receivable at June 30, 2019. The increase in the allowance as a percentage of gross loans receivable was due in part to the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and Federal Reserve to respond to the pandemic and its economic impact. Management considered the potential impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels. Further, the increase was due to a decline in the proportion of the Company’s loan portfolio resulting from acquired loans which are subject to purchase accounting, which the Company carries at fair value instead of establishing an allowance for loan losses. While acquired loans were added to the portfolio during the fiscal year in the Central Federal acquisition, more acquired loans from previous acquisitions repaid or refinanced and were no longer treated as acquired loans. These factors were partially offset by the $132.3 million in 100% SBA-guaranteed PPP loans outstanding at June 30, 2020. See also, Provision for Loan Losses, under Comparison of Operating Results for the Years Ended June 30, 2020 and 2019.

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

The following table sets forth the Company’s historical net charge offs as of June 30, 2020:

	Net charge offs -	Net charge offs -
Portfolio segment	1-year historical	5-year historical
Real estate loans:
Residential	0.06%	0.04%
Construction	—	0.01
Commercial	—	0.01
Consumer loans	0.18	0.18
Commercial loans	0.04	0.09

Additionally, in its quarterly evaluation of the adequacy of the allowance for loan losses, the Company evaluates changes in the financial condition of individual borrowers; changes in local, regional, and national economic conditions; the Company’s historical loss experience; and changes in market conditions for property pledged to the Company as collateral. The Company has identified specific qualitative factors that address these issues and subjectively assigns a percentage to each factor. Qualitative factors are reviewed quarterly and may be adjusted as necessary to reflect improving or declining trends. At June 30, 2020, these qualitative factors included:

●	Changes in lending policies
●	National, regional, and local economic conditions
●	Changes in mix and volume of portfolio

●	Experience, ability, and depth of lending management and staff
●	Entry to new markets
●	Levels and trends of delinquent, nonaccrual, special mention and classified loans
●	Concentrations of credit
●	Changes in collateral values
●	Agricultural economic conditions
●	Regulatory risk

The qualitative factors are applied to the allowance for loan losses based upon the following percentages by loan type:

	Qualitative factor	Qualitative factor
	applied at	applied at
Portfolio segment	June 30, 2020	June 30, 2019
Real estate loans:
Residential	0.67%	0.66%
Construction	1.76	1.69
Commercial	1.22	1.14
Consumer loans	1.41	1.40
Commercial loans	1.38	1.28

At June 30, 2020, the amount of our allowance for loan losses attributable to these qualitative factors increased to approximately $19.7 million, as compared to $17.1 million at June 30, 2019, due in part to the increase in loan balances, as well as the increased economic uncertainty triggered by the COVID-19 pandemic.

At June 30, 2020, following regulatory guidance encouraging financial institutions to work with borrowers affected by the COVID-19 pandemic, the Company had granted payment deferrals or interest-only modifications for approximately 900 loans totaling $380.2 million. These are loans that were otherwise current and performing prior to the COVID-19 pandemic, but for which borrowers anticipated difficulties in the coming months due to impact of the pandemic. Generally, deferrals were granted for three-month periods, while interest-only modifications were for six-month periods. These deferrals and modifications were made in compliance with provisions of the CARES Act that allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (TDRs), and the Company has not accounted for these loans as TDRs. At August 31, 220, the balance of loans for which payment deferrals or interest-only modifications were in place had declined to approximately 600 loans with balances of $305.6 million.

The table below provides detailed information about the outstanding balance of loans with payment deferrals or interest-only modifications in place at August 31, 2020, and at June 30, 2020, which are not considered TDRs as provided for under the CARES Act.

	As of August 31, 2020			As of June 30, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications

1- to 4-family residential loans	$436,172	$2,147	$21,041	$13,385	$21,194
Multifamily residential loans	197,182	—	28,041	1,912	28,101
Total residential loans	633,354	2,147	49,082	15,297	49,295
1- to 4-family owner-occupied construction loans	25,306	—	—	—	—
1- to 4-family speculative construction loans	12,325	—	—	—	—
Multifamily construction loans	35,504	—	—	—	31
Other construction loans	26,823	4,367	292	4,367	290
Total construction loan balances drawn	99,958	4,367	292	4,367	321
Agricultural real estate loans	183,223	2,165	5,092	2,803	5,537
Loans for vacant land - developed, undeveloped, and other purposes	57,353	—	4,183	106	4,196
Owner-occupied commercial real estate loans to:
Churches and nonprofits	18,996	—	4,210	—	4,213
Non-professional services	16,486	—	2,988	333	3,160
Retail	25,495	—	5,711	3,285	3,960
Automobile dealerships	21,602	—	3,972	—	3,977
Healthcare providers	7,920	—	333	—	334
Restaurants	45,965	—	21,598	22,988	10,745
Convenience stores	22,588	—	14,817	—	14,817
Automotive services	7,531	—	1,509	—	1,509
Manufacturing	18,624	—	7,262	4,938	3,140
Professional services	14,706	248	714	248	719
Warehouse/distribution	4,548	—	—	485	—
Grocery	5,570	—	26	—	26
Other	15,516	—	2,368	—	2,417
Total owner-occupied commercial real estate loans	225,547	248	65,508	32,277	49,017

	As of August 31, 2020			As of June 30, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(continued, dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications

Non-owner-occupied commercial real estate loans to:
Care facilities	32,756	—	15,943	—	15,943
Non-professional services	14,804	—	3,864	—	3,864
Retail	33,182	545	1,535	3,125	1,537
Healthcare providers	22,412	—	1,489	—	1,489
Restaurants	47,991	1,262	9,084	17,418	5,839
Convenience stores	9,015	—	—	—	1,285
Automotive services	7,018	—	—	—	—
Hotels	80,726	21,027	40,316	39,622	26,092
Manufacturing	5,229	—	2,011	—	2,011
Storage units	14,444	—	3,711	—	3,711
Professional services	11,699	—	722	—	723
Multi-tenant retail	77,635	—	38,658	21,817	35,791
Warehouse/distribution	26,198	—	3,809	141	3,809
Other	31,500	—	7,563	—	8,055
Total non-owner-occupied commercial real estate loans	414,609	22,834	128,705	82,123	110,149
Total commercial real estate	880,732	25,247	203,488	117,309	168,899

	As of August 31, 2020			As of June 30, 2020
Loan portfolio balances and CARES Act modifications	Balance	Payment	Interest-only	Payment	Interest-only
(continued, dollars in thousands)	Outstanding	Deferrals	Modifications	Deferrals	Modifications

Home equity lines of credit	42,980	—	—	91	—
Deposit-secured loans	4,825	—	1	45	1
All other consumer loans	33,227	178	195	1,319	199
Total consumer loans	81,032	178	196	1,455	200
Agricultural production and equipment loans	113,980	351	566	400	586
Loans to municipalities or other public units	10,326	—	—	—	—
Commercial and industrial loans to:	—	—	—
Forestry, fishing, and hunting	14,546	—	490	50	612
Construction	28,876	23	113	125	148
Finance and insurance	50,001	—	20	—	20
Real estate rental and leasing	25,581	—	1,267	—	1,299
Healthcare and social assistance	38,425	—	1,576	—	1,576
Accomodations and food services	32,635	175	2,580	175	2,595
Manufacturing	15,973	—	3,191	—	3,271
Retail trade	48,675	—	1,511	1,189	1,512
Transportation and warehousing	37,406	—	5,618	194	5,636
Professional services	8,440	—	12	—	12
Administrative support and waste management	10,270	—	1,962	—	1,962
Arts, entertainment, and recreation	4,014	474	27	732	27
Other commercial loans	37,811	—	635	179	741
Total commercial and industrial loans	352,653	672	19,002	2,644	19,411
Total commercial loans	476,959	1,023	19,568	3,044	19,997
Total gross loans receivable, excluding deferred loan fees	$2,172,035	$32,962	$272,626	$141,472	$238,712

Premises and Equipment. Premises and equipment increased to $65.1 million, up $2.4 million, or 3.8%, as compared to June 30, 2019. The increase was due to construction of a new facility for a re-located bank branch, leasehold improvements for a de novo bank branch, a branch added through the Central Federal Acquisition, and other acquisitions of equipment, partially offset by depreciation.

BOLI. The Bank has purchased “key person” life insurance policies (BOLI) on employees at various times since fiscal 2003, and has acquired additional BOLI in connection with certain acquisitions. At June 30, 2020, the cash surrender value of all such policies was $43.4 million, up $5.0 million, or 13.1%, as compared to June 30, 2019, due primarily to additional BOLI purchases during the fiscal year.

Intangible Assets. The July 2009 acquisition of the Southern Bank of Commerce resulted in goodwill of $126,000. The October 2013 acquisition of Ozarks Legacy Community Financial, Inc., resulted in goodwill of $1.5 million and a $1.4 million core deposit intangible, which was amortized over a five-year period using the straight-line method and was fully amortized as of June 30, 2020. The February 2014 acquisition of Citizens State Bankshares, Inc., resulted in a $624,000 core deposit intangible, which was amortized over a five-year period using the straight-line method and was fully amortized as of June 30, 2020. The August 2014 acquisition of Peoples Service Company, Inc., and its subsidiary, Peoples Bank of the Ozarks (the “Peoples Acquisition”) resulted in goodwill of $3.0 million and a $3.0 million core deposit intangible, which is being amortized over a six-year period using the straight-line method. The June 2017 acquisition of Tammcorp, Inc., and its subsidiary, Capaha Bank (the “Capaha Acquisition”) resulted in goodwill of $4.1 million and a $3.4 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The SMB-Marshfield Acquisition resulted in goodwill of $4.4 million and a $1.3 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The Gideon Acquisition resulted in goodwill of $1.0 million and a $4.1 million core deposit intangible, which is being amortized over a seven-year period using the straight-line method. The May 2020 Central Federal Acquisition resulted in a bargain purchase gain of $123,000 and a $540,000 core deposit intangible, which is being amortized over a six-year period using the straight-line method. Goodwill from these acquisitions is not being amortized, but is tested for impairment at least annually.

Deposits. Deposits were $2.2 billion at June 30, 2020, an increase of $291.2 million, or 15.4%, as compared to June 30, 2019. The increase was attributable in part to the Central Federal Acquisition, which included deposits assumed at a fair value of $46.7 million. Since June 30, 2019, the Company’s public unit deposits increased by $38.4 million, to total $305.3 million at June 30, 2020, with the increase primarily resulting from higher nonmaturity balances held by our existing customer base; public unit deposits assumed in the Central Federal Acquisition were minimal. Since June 30, 2019, brokered certificates of deposit decreased by $21.6 million, to total $23.3 million at June 30, 2020, while brokered nonmaturity deposits increased by $11.7 million, to total $20.0 million at June 30, 2020. No brokered funding was assumed in the Central Federal Acquisition. The Company decreased brokered funding during the fiscal year as better core liquidity in the second half of the fiscal year reduced the Company’s need for wholesale funding. Our discussion of brokered deposits excludes those deposits originated through reciprocal arrangements, as our reciprocal deposits are primarily originated by our public unit depositors and utilized as an alternative to pledging securities against those deposits. Recently updated regulatory guidance, adopted following the May 2018 enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Senate Bill 2155), has generally exempted deposits originated through such reciprocal arrangements from classification as brokered deposits for regulatory purposes, subject to some limitations. We continued to utilize reciprocal deposit programs, and at fiscal year end, we had placed deposits of $231.9 million through reciprocal programs, up from $186.1 million a year earlier. At June 30, 2020, $138.1 million reflected deposits we had placed on behalf of our public unit depositors, up from $119.9 million a year ago. Inclusive of the Central Federal Acquisition, deposit balances saw growth primarily in interest-bearing transaction accounts, noninterest-bearing transaction accounts, money market deposit accounts, and savings accounts, partially offset by declines in certificates of deposit. The average loan-to-deposit ratio for the fourth quarter of fiscal 2020 was 98.9%, as compared to 97.6% for the same period of the prior fiscal year.

Borrowings. FHLB advances were $70.0 million at June 30, 2020, an increase of $25.1 million, or 55.9%, as compared to June 30, 2019, with the increase primarily attributable to the Company’s use of this funding source to fund increases in loans, cash balances, and securities in excess of our increases in deposits and retained earnings. The Company held no overnight advances at June 30, 2019, or June 30, 2020, but did utilize overnight borrowings during the fiscal year; average overnight borrowings were at their highest level in the first and second quarters of the fiscal year, before declining seasonally in the third quarter, and further declining in the fourth quarter with increased liquidity in the industry as the COVID-19 pandemic developed. In June 2017, the Company entered into a revolving, reducing line of credit with a three-year term, providing available credit of $15.0 million. At June 30, 2020, the Company had repaid the balance outstanding, and the line of credit had matured; at June 30, 2019, the Company had a drawn balance of $3.0 million. Over the past several years, the Company has worked to move public unit and business customers from a swept repurchase agreement product, which required the use of the Company’s AFS securities portfolio to collateralize those borrowings, to a reciprocal deposit product. During the first quarter of fiscal 2020, the final customers utilizing the sweep product were migrated, and the Company saw a reduction of $4.4 million in this funding source as compared to June 30, 2019.

Subordinated Debt. In March 2004, $7.0 million of Floating Rate Capital Securities of Southern Missouri Statutory Trust I, with a liquidation value of $1,000 per share were issued. The securities bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2034. In connection with its October 2013 acquisition of Ozarks Legacy, the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by Ozarks Legacy in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $2.7 million at June 30, 2020, as compared to $2.6 million at June 30, 2019. In connection with the Peoples Acquisition, the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by Peoples, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. The carrying value of these debt securities was approximately $5.3 million at June 30, 2020, as compared to $5.2 million at June 30, 2019.

Stockholders’ Equity. The Company’s stockholders’ equity was $258.3 million at June 30, 2020, an increase of $20.0 million, or 8.4%, as compared to June 30, 2019. The increase was attributable to the retention of net income and an increase in accumulated other comprehensive income, which was due to a decrease in market interest rates, partially offset by cash dividends paid and stock repurchase activity totaling 182,598 shares acquired for $5.8 million, at an average price of $31.61 per share. As the Company noted in its current report on Form 8-K filed March 23, 2020, activity under the repurchase program was temporarily suspended effective after the close of the market on Thursday, March 26, 2020.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

Net Income. The Company’s net income available for the fiscal year ended June 30, 2020, was $27.5 million, a decrease of $1.4 million, or 4.7%, as compared to the prior fiscal year.

Net Interest Income. Net interest income for fiscal 2020 was $80.1 million, an increase of $7.4 million, or 10.1%, when compared to the prior fiscal year. The increase, as compared to the prior fiscal year, was attributable to an 11.8% increase in the average balance of interest-earning assets, partially offset by a decline in the net interest margin, from 3.78% to 3.72%. Average earning asset balance growth was due in part to the full-year effect of the mid-fiscal 2019 Gideon Acquisition and organic growth, a portion of which was attributable to the PPP loans originated in the fourth quarter of the fiscal year. The late fiscal 2020 Central Federal Acquisition contributed a relatively small amount to average earning asset growth for the fiscal year. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Peoples Acquisition was $300,000 in fiscal

2020, as compared to $765,000 in fiscal 2019. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Capaha Acquisition was $238,000 in fiscal 2020, as compared to $1.1 million in fiscal 2019. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the SMB-Marshfield Acquisition was $192,000 in fiscal 2020, as compared to $274,000 in fiscal 2019. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Gideon Acquisition was $1.1 million in fiscal 2020, as compared to $808,000 in fiscal 2019 , due to the mid-fiscal 2019 timing of the acquisition, as compared to the full-year effect in fiscal 2020. Accretion of fair value discount on loans and amortization of fair value premiums on time deposits related to the Central Federal Acquisition was $23,000 in fiscal 2020, with no comparable contribution in fiscal 2019. In total, these components of net interest income contributed an additional eight basis points to the net interest margin in fiscal 2020, as compared to a contribution of 15 basis points in fiscal 2019. The Company expects the impact of fair value discount accretion related to most acquisitions to decline in fiscal 2021, while discount accretion recognized over the course of a full fiscal year related to the Central Acquisition will partially offset that decrease, but due to the relative size of the acquisition, the impact will be limited. Partially offsetting the decline in the accretion of fair value discount on acquired loans, the Company saw material benefits from the resolution of a limited number of nonperforming loans, at $767,000, while there was no comparable material item in the prior fiscal year, contributing an additional four basis points to the net interest margin in fiscal 2020.

Interest Income. Interest income for fiscal 2020 was $107.1 million, an increase of $9.6 million, or 9.8%, when compared to the prior fiscal year. The increase was due to an increase of $227.9 million, or 11.8%, in the average balance of interest-earning assets, partially offset by a nine basis point decrease in the average yield earned on interest-earning assets, from 5.06% in fiscal 2019, to 4.97% in fiscal 2020.

Interest income on loans receivable for fiscal 2020 was $102.1 million, an increase of $9.8 million, or 10.6%, when compared to the prior fiscal year. The increase was due to a $220.1 million increase in the average balance of loans receivable, partially offset by a nine basis point decrease in the average yield earned on loans receivable. The decrease in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing as market interest rates declined somewhat early in the fiscal year, followed by more significant declines later in the fiscal year as the economy was impacted by the COVID-19 pandemic. Additionally, a reduction in discount accretion on acquired loan portfolios, from $3.0 million in fiscal 2019 to $1.9 million in fiscal 2020, reduced the average yield on loans by eight basis points, while interest income of $767,000 attributable to resolution of a limited number of nonperforming loans in fiscal 2020, with no comparable material items in fiscal 2019, increased the average yield on loans by four basis points.

Interest income on the investment portfolio and other interest-earning assets was $4.9 million for fiscal 2020, a decrease of $232,000, or 4.5%, when compared to the prior fiscal year. The decrease was due to a 23 basis point decrease in the average yield earned on these assets, partially offset by a $7.8 million increase in the average balance of these assets.

Interest Expense. Interest expense was $26.9 million for fiscal 2020, an increase of $2.2 million, or 9.0%, when compared to the prior fiscal year. The increase was due to an increase of $183.3 million, or 11.1%, in the average balance of interest-bearing liabilities, partially offset by a three basis point decrease in the average rate paid on interest-bearing liabilities, from 1.50% in fiscal 2019, to 1.47% in fiscal 2020.

Interest expense on deposits was $24.1 million for fiscal 2020, an increase of $2.9 million, or 13.6%, when compared to the prior fiscal year. The increase was due primarily to the $193.0 million increase in the average balance of those deposits, combined with a two basis point increase in the average rate paid on interest-bearing deposits. The increase in the average rate paid on deposits was attributable primarily to market increases in rates paid to depositors over prior periods, especially through the third quarter of fiscal 2019. The pace of increases in average deposit rates began to slow in the first quarter of fiscal 2020, followed by a modest decline in the second quarter, and more substantial declines in the third and fourth quarters of fiscal 2020.

Interest expense on FHLB advances was $1.9 million for fiscal 2020, a decrease of $445,000, or 18.7%, when compared to the prior fiscal year. The decrease was due to a 36 basis point decrease in the average rate paid on FHLB advances, combined with a $5.1 million decrease in the average balance of these advances. The decrease in the average rate paid was attributable primarily to market declines in borrowing rates available on average during the fiscal year, as compared to the prior year.

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

The provision for loan losses was $6.0 million for fiscal 2020, an increase of $4.0 million, or 195.4%, as compared to the prior fiscal year. The increase in provision was attributed primarily to uncertainty regarding the economic environment resulting from the COVID-19 pandemic and the potential impact on the Company’s borrowers, a related increase in the level of watch status loans, and a modest increase in net charge offs. These factors were partially offset by a reduction in adversely classified, nonperforming (See: Financial Condition – Loans), and delinquent loans, and by slower loan growth as compared to the prior fiscal year, exclusive of the 100% SBA-guaranteed PPP loans and acquired loans subject to purchase accounting. In fiscal 2020, net charge offs were $766,000, or 0.04% as a percentage of average loans outstanding, as compared to $343,000, or 0.02% as a percentage of average loans outstanding, for the prior fiscal year. At June 30, 2020, classified loans totaled $24.5 million, or 1.13% of gross loans, as compared to $28.3 million, or 1.51% of gross loans, at June 30, 2019, with the decrease primarily the result of the resolution of classified loans acquired in the Gideon Acquisition, which included classified loans carried at a fair value of $9.1 million at June 30, 2020, as compared to $13.5 million at June 30, 2019. Classified loans were comprised primarily of commercial real estate, residential real estate, and commercial operating loans. All loans so designated were classified due to concerns as to the borrowers’ ability to continue to generate sufficient cash flows to service the debt.

The above provision was made based on management’s analysis of the various factors which affect the loan portfolio and management’s desire to maintain the allowance at a level considered adequate. Management performed a detailed analysis of the loan portfolio, including types of loans, the charge-off history, and an analysis of the allowance for loan losses. Management also considered the continued origination of loans secured by commercial and agricultural real estate, and commercial and agricultural operating loans, which bear an inherently higher level of credit risk. Management believes the allowance for loan losses at June 30, 2020, is adequate to cover all losses inherent in the portfolio; however, there remains significant uncertainty regarding the possible length of the COVID-19 pandemic and the aggregate impact that it will have on global and regional economies, including uncertainty regarding the effectiveness of recent efforts by the U.S. government and Federal Reserve to respond to the pandemic and its economic impact. Management considered the impact of the pandemic on its consumer and business borrowers, particularly those business borrowers most affected by efforts to contain the pandemic, including our borrowers in the retail and multi-tenant retail industry, restaurants, and hotels.

Noninterest Income. Noninterest income was $14.8 million for fiscal 2020, an increase of $1.7 million, or 12.7%, when compared to the prior fiscal year. The increase was attributable in part to the full year impact of the mid-fiscal 2019 Gideon Acquisition, and consisted primarily of higher bank card interchange income, gains realized on the sale of residential real estate loans originated for that purpose, and deposit account service charges. These increases were partially offset by lower earnings on bank owned life insurance (BOLI), which decreased in part due to the inclusion in the prior period’s results of a $346,000 nonrecurring benefit, gains on the sale of available-for-sale securities, loan servicing fees, and other loan fees. Bank card interchange income increased on higher activity levels and benefits under a new affiliation contract. Gains realized on the sale of residential real estate loans originated for that purpose increased primarily due to refinancing activity, and the Company saw increases in the dollar amount of loans serviced. However, the fair value of mortgage servicing rights was impaired due to the lower rate environment, and charges to recognize that impairment resulted in lower noninterest income. Deposit account service charges increased for the full fiscal year as compared to the prior fiscal year, but were notably weak in the fourth quarter of the current fiscal year, reflecting reduced consumer behavior and reduced NSF charges as account balances were higher.

Noninterest Expense. Noninterest expense was $54.5 million for fiscal 2020, an increase of $6.6 million, or 13.7%, when compared to the prior fiscal year. The increase in noninterest expense was attributable in part to the full year impact of the mid-fiscal 2019 Gideon Acquisition, and resulted primarily from higher compensation expense, occupancy and data processing expenses, amortization of core deposit intangibles, advertising, and other operating expenses, including expenses related to and losses on the disposition of foreclosed real estate and provision for off-balance sheet credit exposure. These increases were partially offset by decreases in FDIC deposit insurance assessments, as the Company benefitted from the FDIC’s application of credits against the deposit insurance assessments due from smaller banks, such as the Company’s subsidiary, resulting in no deposit insurance premium expense for the Company for much of the current fiscal year. The credits were exhausted, and the expense will return to a normalized level for the fiscal year that will end June 30, 2021. In total, fiscal 2020 results included $1.2 million in merger-related charges, as compared to $829,000 in comparable expenses for the prior fiscal year.

Provision for Income Taxes. The Company recorded an income tax provision of $6.9 million for fiscal 2020, a decrease of $160,000, or 2.3%, as compared to the prior fiscal year, attributable to lower pre-tax income, partially offset by an increase in the Company’s effective tax rate, to 20.0% for fiscal 2020, as compared to 19.6% for fiscal 2019. The higher effective tax rate was attributable primarily to reduced tax-advantaged investments.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

Net Income. The Company’s net income for the fiscal year ended June 30, 2019, was $28.9 million, an increase of $8.0 million, or 38.1%, as compared to the prior fiscal year.

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

Interest income on loans receivable for fiscal 2019 was $92.3 million, an increase of $19.2 million, or 26.3%, when compared to the prior fiscal year. The increase was due to a $251.4 million increase in the average balance of loans receivable, combined with a 39 basis point increase in the average yield earned on loans receivable. The increase in the average yield was attributed primarily to origination and repricing of loans and borrower refinancing as market interest rates increased during the largest part of fiscal 2019 as compared to recent fiscal years, as well as an increase in the accretion of fair value discount on loans attributable to the Peoples, Capaha, SMB-Marshfield, and Gideon acquisitions, which increased to $3.0 million in fiscal 2019, as compared to $2.2 million in fiscal 2018.

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

Noninterest Income. Noninterest income was $13.1 million for fiscal 2019, an increase of $724,000, or 5.9%, when compared to the prior fiscal year. The increase was attributable in part to the mid-fiscal 2019 Gideon Acquisition and the mid-fiscal 2018 SMB-Marshfield Acquisition, and consisted of higher bank card interchange income, deposit account service charges, and earnings on bank owned life insurance (BOLI), which increased in part due to a $346,000 nonrecurring benefit. These increases were partially offset by lower loan servicing fees, loan origination and other loan fees, and gains on the sale of available-for-sale securities.

Noninterest Expense. Noninterest expense was $47.9 million for fiscal 2019, an increase of $4.9 million, or 11.4%, when compared to the prior fiscal year. The increase in noninterest expense was attributable in part to the mid-fiscal 2019 Gideon Acquisition and the mid-fiscal 2018 SMB-Marshfield Acquisition, and resulted primarily from higher compensation expense, occupancy expense, amortization of core deposit intangibles, deposit insurance premiums, and other operating expenses, including expenses related to and losses on the disposition of foreclosed real estate, provision for off-balance sheet credit exposure, and expenses to provide rewards checking products and electronic banking services. These increases were partially offset by decreases in legal and professional fees, as the Company incurred less legal expense related to acquisition activity during the period. In total, fiscal 2019 results included $829,000 in merger-related charges, as compared to $925,000 in comparable expenses for the prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Southern Missouri’s primary potential sources of funds include deposit growth, FHLB advances, amortization and prepayment of loan principal, investment maturities and sales, and capital generated from ongoing operations. While scheduled repayments on loans and securities as well as the maturity of short-term investments are a relatively predictable source of funding, deposit flows, FHLB advance redemptions and loan and security prepayment rates are significantly influenced by factors outside of the Bank’s control, including general economic conditions and market competition. The Bank has relied on FHLB advances as a source for funding cash or liquidity needs.

Southern Missouri uses its liquid assets as well as other funding sources to meet ongoing commitments, to fund loan demand, to repay maturing certificates of deposit and FHLB advances, to make investments, to fund other deposit withdrawals and to meet operating expenses. At June 30, 2020, the Bank had outstanding commitments to extend credit of $416.2 million (including $285.3 million in unused lines of credit). Total commitments to originate fixed-rate loans with terms in excess of one year were $94.3 million at rates ranging from 2.38% to 5.75%, with a weighted-average rate of 4.62%. Management anticipates that current funding sources will be adequate to meet foreseeable liquidity needs.

For the fiscal year ended June 30, 2020, Southern Missouri increased deposits by $291.2 million, while securities sold under agreements to repurchase declined by $4.4 million. No securities sold under agreements to repurchase were outstanding at June 30, 2020, and the product is no longer offered. The Company increased FHLB advances by $25.1 million. During the prior fiscal year, Southern Missouri increased deposits and securities sold under agreement to repurchase by $313.8 million and $1.1 million, respectively, and reduced FHLB advances by $31.7 million. At June 30, 2020, the Bank had pledged $768.7 million of its single-family residential and commercial real estate loan portfolios to the FHLB for available credit of approximately $367.0 million, of which $70.4 million was advanced, while none was utilized for the issuance of letters of credit to secure public unit deposits. The Bank had also pledged $258.2 million of its agricultural real estate and agricultural operating and equipment loans to the Federal Reserve’s discount window for available credit of approximately $179.7 million, as of June 30, 2020, none of which was advanced. In addition, the Bank has the ability to pledge several of its other loan portfolios, including, for example, its multi-family residential real estate, home equity, or commercial business loans. In total, FHLB borrowings are limited to 45% of Bank assets, or approximately $1.1 billion as most recently reported by the FHLB on June 30, 2020, which means that an amount up to $992 million may still be eligible to be borrowed from the FHLB, subject to available collateral. Along with the ability to borrow from the FHLB and Federal Reserve, management believes its liquid resources will be sufficient to meet the Company’s liquidity needs.

Liquidity management is an ongoing responsibility of the Bank’s management. The Bank adjusts its investment in liquid assets based upon a variety of factors including (i) expected loan demand and deposit flows, (ii) anticipated investment and FHLB advance maturities, (iii) the impact on profitability, and (iv) asset/liability management objectives.

At June 30, 2020, the Bank had $499.4 million in CDs maturing within one year and $1.5 billion in other deposits without a specified maturity, as compared to comparable figures for June 30, 2019, of $467.7 million in CDs maturing within one year and $1.2 billion in other deposits and securities sold under agreements to repurchase without a specified maturity. Management believes that most maturing interest-bearing liabilities will be retained or replaced by new interest-bearing liabilities. Also, at June 30, 2020, the Bank had no overnight advances from the FHLB, $12.5 million in term FHLB advances maturing within one year, and $57.5 million in FHLB advances with a maturity date in excess of one year. Of the advances with maturity dates in excess of one year, $5.0 million was eligible for early redemption by the lender within one year.

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

At June 30, 2020, the Bank exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $244.8 million, $271.1 million and $244.8 million, respectively. The Bank’s tier 1 capital represented 9.66% of total adjusted assets and 11.63% of total risk-weighted assets, while total risk-based capital was 12.88% of total risk-weighted assets, and tangible common equity capital was 11.63% of total risk-weighted assets. To be considered adequately capitalized, the Bank must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%. To be considered well capitalized, the Bank must maintain tier 1 leverage capital levels of at least 5.0% of adjusted total assets and 8.0% of risk-weighted assets, total risk-based capital of 10.0% of risk-weighted assets, and tangible common equity capital of 6.5%.

At June 30, 2020, the Company exceeded regulatory capital requirements with tier 1 leverage, total risk-based capital, and tangible common equity capital of $252.6 million, $278.9 million and $237.5 million, respectively. The Company’s tier 1 capital represented 9.95% of total adjusted assets and 11.92% of total risk-weighted assets, while total risk-based capital was 13.17% of total risk-weighted assets, and tangible common equity capital was 11.21% of total risk-weighted assets. To be considered adequately capitalized, the Company must maintain tier 1 leverage capital levels of at least 4.0% of adjusted total assets and 6.0% of risk-weighted assets, total risk-based capital of 8.0% of risk-weighted assets, and tangible common equity capital of 4.5%.

See Item 1 – Business – Regulation, and Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional detail on the Company’s capital requirements.

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

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the periods indicated. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years indicated. Nonaccrual loans are included with other noninterest-earning assets.

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

	Years Ended June 30,
	2020			2019			2018
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Mortgage loans (1)	$1,506,098	$77,906	5.17%	$1,346,952	$69,911	5.19%	$1,183,961	$57,294	4.84%
Other loans (1)	455,562	24,223	5.32	394,625	22,417	5.68	306,169	15,828	5.17
Total net loans	1,961,660	102,129	5.21	1,741,577	92,328	5.30	1,490,130	73,122	4.91
Mortgage-backed securities	121,079	2,802	2.31	102,500	2,704	2.64	81,326	1,817	2.23
Investment securities (2)	62,985	1,992	3.16	77,305	2,323	3.01	76,077	2,166	2.85
Other interest-earning assets	7,767	129	1.66	4,209	127	3.02	3,378	69	2.02
TOTAL INTEREST- EARNING ASSETS (1)	2,153,491	107,052	4.97	1,925,591	97,482	5.06	1,650,911	77,174	4.67
Other noninterest-earning assets (3)	186,019	—	—	172,440	—	—	144,838	—	—
TOTAL ASSETS	$2,339,510	107,052	—	$2,098,031	97,482	—	$1,795,749	77,174	—

Interest-bearing liabilities:
Savings accounts	$167,458	1,099	0.66	$161,379	1,179	0.73	$149,252	756	0.51
NOW accounts	679,277	6,529	0.96	585,077	5,920	1.01	536,510	4,421	0.82
Money market accounts	211,059	2,654	1.26	155,263	2,146	1.38	114,393	804	0.70
Certificates of deposit	667,987	13,802	2.07	631,110	11,963	1.90	529,238	6,844	1.29
TOTAL INTEREST- BEARING DEPOSITS	1,725,781	24,084	1.40	1,532,829	21,208	1.38	1,329,393	12,825	0.96
Borrowings:
Securities sold under agreements to repurchase	82	—	0.03	3,988	36	0.90	5,373	37	0.70
FHLB advances	87,241	1,932	2.21	92,371	2,377	2.57	56,593	1,041	1.84
Note payable	2,547	112	4.39	3,239	158	4.88	3,000	121	4.02
Junior subordinated debt	15,093	788	5.22	14,994	921	6.14	14,897	767	5.15
TOTAL INTEREST- BEARING LIABILITIES	1,830,744	26,916	1.47	1,647,421	24,700	1.50	1,409,256	14,791	1.05
Noninterest-bearing demand deposits	244,090	—	—	220,368	—	—	193,178	—	—
Other liabilities	16,780	—	—	10,128	—	—	8,152	—	—
TOTAL LIABILITIES	2,091,614	26,916	—	1,877,917	24,700	—	1,610,586	14,491	—
Stockholders’ equity	247,896	—	—	220,114	—	—	185,163	—	—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,339,510	26,916	—	$2,098,031	24,700	—	$1,795,749	14,791	—
Net interest income		$80,136			$72,782			$62,383
Interest rate spread (4)			3.50%			3.56%			3.62%
Net interest margin (5)			3.72%			3.78%			3.78%
Ratio of average interest-earning assets to average interest- bearing liabilities	117.63%			116.89%			117.15%
(1)	Calculated net of deferred loan fees, loan discounts and loans-in-process. Nonaccrual loans are not included in average loans.
(2)	Includes FHLB membership stock, Federal Reserve membership stock, and related cash dividends.
(3)	Includes equity securities and related cash dividends.
(4)	Represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Represents net interest income divided by average interest-earning assets.

YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated, the weighted average yields earned on the Company’s assets, the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At June 30,	For The Year Ended June 30,
	2020	2020	2019	2018
Weighted-average yield on loan portfolio	4.62%	5.21%	5.30%	4.91%
Weighted-average yield on mortgage-backed securities	1.95	2.31	2.64	2.23
Weighted-average yield on investment securities (1)	3.18	3.16	3.01	2.85
Weighted-average yield on other interest-earning assets	0.71	1.66	3.02	2.02
Weighted-average yield on all interest-earning assets	4.42	4.97	5.06	4.67
Weighted-average rate paid on interest-bearing deposits	1.02	1.40	1.38	0.96
Weighted-average rate paid on securities sold under agreements to repurchase	—	0.03	0.90	0.70
Weighted-average rate paid on FHLB advances	2.01	2.21	2.57	1.84
Weighted-average rate paid on note payable	—	4.39	4.88	4.02
Weighted-average rate paid on subordinated debt	3.59	5.22	6.14	5.15
Weighted-average rate paid on all interest-bearing liabilities	1.08	1.47	1.50	1.05
Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest- bearing liabilities)	3.34	3.50	3.56	3.62
Net interest margin (net interest income as a percentage of average interest-earning assets)	3.54	3.72	3.78	3.78
(1)	Includes Federal Home Loan Bank, Federal Reserve Bank stock.

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

	Years Ended June 30,				Years Ended June 30,
	2020 Compared to 2019				2019 Compared to 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,671)	$11,722	$(250)	$9,801	$5,721	$12,460	$1,025	$19,206
Mortgage-backed securities	(332)	490	(60)	98	328	473	86	887
Investment securities (2)	120	(431)	(21)	(332)	121	35	1	157
Other interest-earning deposits	(58)	108	(48)	2	34	17	7	58
Total net change in income on interest-earning assets	(1,941)	11,889	(379)	9,569	6,204	12,985	1,119	20,308
Interest-bearing liabilities:
Deposits	509	2,466	(101)	2,874	5,307	2,065	1,011	8,383
Securities sold under agreements to repurchase	(35)	(35)	34	(36)	11	(10)	(2)	(1)
FHLB advances	(332)	(132)	19	(445)	416	658	262	1,336
Note payable	(16)	(34)	4	(46)	26	10	1	37
Subordinated debt	(139)	6	—	(133)	148	5	1	154
Total net change in expense on interest-bearing liabilities	(13)	2,271	(44)	2,214	5,908	2,728	1,273	9,909
Net change in net interest income	$(1,928)	$9,618	$(355)	$7,355	$296	$10,257	$(154)	$10,399
(1)	Does not include interest on loans placed on nonaccrual status.
(2)	Does not include dividends earned on equity securities.

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

The Company continues to generate long-term, fixed-rate residential loans. During the fiscal year ended June 30, 2020, fixed rate residential loan originations totaled 186.9 million (of which $72.2 million was originated for sale into the secondary market), compared to $70.2 million during the prior year (of which $30.8 million was originated for sale into the secondary market). At June 30, 2020, the fixed-rate residential loan portfolio totaled $257.7 million, with a weighted average maturity of 156 months, compared to $169.8 million with a weighted average maturity of 95 months at June 30, 2019. The Company originated $28.0 million in adjustable rate residential loans during the fiscal year ended June 30, 2020, compared to $35.9 million during the prior fiscal year. At June 30, 2020, fixed rate loans with remaining maturities in excess of 10 years totaled $128.4 million, or 6.0%, of loans receivable, compared to $35.0 million, or 1.9%, of loans receivable, at June 30, 2019. The Company originated $472.2 million in fixed rate commercial and commercial real estate loans during the year ended June 30, 2020, compared to $304.2 million during the prior fiscal year. The Company also originated $33.9 million in adjustable rate commercial and commercial real estate loans during the fiscal year ended June 30, 2020, compared to $73.6 million during the prior fiscal year. At June 30, 2020, adjustable-rate home equity lines of credit totaled $43.2 million, compared to $43.4 million as of June 30, 2019. At June 30, 2020, the Company’s weighted average life of its investment portfolio was 3.3 years, compared to 3.8 years at June 30, 2019. At June 30, 2020, CDs with original terms of two years or more totaled $252.3 million, compared to $234.6 million at June 30, 2019.

INTEREST RATE SENSITIVITY ANALYSIS

The following table sets forth as of June 30, 2020 and 2019, management’s estimates of the projected changes in net portfolio value in the event of 100, 200, and 300 basis point, instantaneous and permanent increases or decreases in market interest rates.

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

	June 30, 2020
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$238,832	$(16,824)	(7)	9.99	(7)
+200 bp	251,461	(4,196)	(2)	10.31	25
+100 bp	262,302	6,645	3	10.53	47
0 bp	255,657	—	—	10.06	—
-100 bp	268,902	13,245	5	10.49	43
-200 bp	277,452	21,795	9	10.79	73
-300 bp	283,773	28,116	11	11.01	95

	June 30, 2019
				NPV as Percentage of
	Net Portfolio			PV of Assets
Change in Rates	Value	Change	% Change	NPV Ratio	Change

	(Dollars in thousands)			(%)	(basis points)
+300 bp	$173,144	$(44,041)	(20)	8.35	(159)
+200 bp	187,179	(30,006)	(14)	8.88	(107)
+100 bp	203,703	(13,483)	(6)	9.49	(46)
0 bp	217,185	—	—	9.94	—
-100 bp	229,783	12,589	6	10.37	43
-200 bp	251,078	33,893	16	11.19	125
-300 bp	261,720	44,535	21	11.63	169

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

Item 8.    Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors

and Audit Committee

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Missouri Bancorp, Inc. (“Company”) as of June 30, 2020 and 2019 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 14, 2020, expressed an unqualified opinion.

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

/s/ BKD, LLP

We have served as the Company’s auditor since 2002.

Decatur, Illinois

September 14, 2020

> CONSOLIDATED BALANCE SHEETS <

JUNE 30, 2020 AND 2019

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$54,245	$35,400
Interest-bearing time deposits	974	969
Available for sale securities (Note 2)	176,524	165,535
Stock in FHLB of Des Moines	6,390	5,233
Stock in Federal Reserve Bank of St. Louis	4,363	4,350
Loans receivable, net of allowance for loan losses of $25,139 and $19,903 at June 30, 2020 and June 30, 2019, respectively (Notes 3 and 4)	2,141,929	1,846,405
Accrued interest receivable	12,116	10,189
Premises and equipment, net (Note 5)	65,106	62,727
Bank owned life insurance – cash surrender value	43,363	38,337
Goodwill	14,089	14,089
Other intangible assets, net	7,700	9,239
Prepaid expenses and other assets	15,358	21,929
TOTAL ASSETS	$2,542,157	$2,214,402

Liabilities and Stockholders' Equity
Deposits (Note 6)	$2,184,847	$1,893,695
Securities sold under agreements to repurchase (Note 7)	—	4,376
Advances from FHLB (Note 8)	70,024	44,908
Note payable (Note 9)	—	3,000
Accounts payable and other liabilities	12,151	12,889
Accrued interest payable	1,646	2,099
Subordinated debt (Note 10)	15,142	15,043
TOTAL LIABILITIES	2,283,810	1,976,010

Commitments and contingencies (Note 15)

Common stock, $.01 par value; 25,000,000 shares authorized; 9,345,339 and 9,324,659 shares issued, respectively, at June 30, 2020 and June 30, 2019	93	93
Additional paid-in capital	95,035	94,541
Retained earnings	165,709	143,677
Treasury stock of 217,949 and 35,351 shares at June 30, 2020 and June 30, 2019, respectively, at cost	(6,937)	(1,166)
Accumulated other comprehensive income	4,447	1,247
TOTAL STOCKHOLDERS' EQUITY	258,347	238,392
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,542,157	$2,214,402

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF INCOME <

YEARS ENDED JUNE 30, 2020, 2019 AND 2018

Southern Missouri Bancorp, Inc.

(dollars in thousands except per share data)	2020	2019	2018
Interest Income:
Loans	$102,129	$92,328	$73,122
Investment securities	1,992	2,323	2,166
Mortgage-backed securities	2,802	2,704	1,817
Other interest-earning assets	129	127	69
TOTAL INTEREST INCOME	107,052	97,482	77,174
Interest Expense:
Deposits	24,084	21,208	12,825
Securities sold under agreements to repurchase	—	36	37
Advances from FHLB	1,932	2,377	1,041
Note payable	112	158	121
Subordinated debt	788	921	767
TOTAL INTEREST EXPENSE	26,916	24,700	14,791
NET INTEREST INCOME	80,136	72,782	62,383
Provision for loan losses (Note 3)	6,002	2,032	3,047
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,134	70,750	59,336
Noninterest income:
Deposit account charges and related fees	5,680	5,005	4,584
Bank card interchange income	3,073	2,581	2,273
Loan late charges	573	463	432
Loan servicing fees	196	376	801
Other loan fees	1,258	1,360	1,467
Net realized gains on sale of loans	1,630	771	804
Net realized gains on sale of AFS securities	—	244	334
Earnings on bank owned life insurance	1,021	1,329	947
Other income	1,319	964	727
TOTAL NONINTEREST INCOME	14,750	13,093	12,369
Noninterest expense:
Compensation and benefits	29,336	26,379	23,302
Occupancy and equipment, net	7,288	6,586	6,356
Data processing expense	5,173	3,545	2,963
Telecommunications expense	1,263	1,137	950
Deposit insurance premiums	155	661	517
Legal and professional fees	969	965	1,178
Advertising	1,227	1,161	1,197
Postage and office supplies	804	772	729
Intangible amortization	1,771	1,672	1,457
Foreclosed property expenses/losses	992	442	186
Provision for off balance sheet credit exposure	648	149	58
Other operating expense	4,826	4,423	4,080
TOTAL NONINTEREST EXPENSE	54,452	47,892	42,973
INCOME BEFORE INCOME TAXES	34,432	35,951	28,732
Income Taxes (Note 12)
Current	6,890	6,972	8,333
Deferred	(3)	75	(530)
	6,887	7,047	7,803
NET INCOME	$27,545	$28,904	$20,929

Basic earnings per share	$3.00	$3.14	$2.40
Diluted earnings per share	$2.99	$3.14	$2.39
Dividends paid	$0.60	$0.52	$0.44

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME <

YEARS ENDED JUNE 30, 2020, 2019 AND 2018

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2020	2019	2018

NET INCOME	$27,545	$28,904	$20,929
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	4,095	4,940	(3,314)
Less: reclassification adjustment for realized gains included in net income	—	244	334
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	—	—	(213)
Defined benefit pension plan net gain (loss)	6	(10)	(44)
Tax benefit (expense)	(901)	(1,094)	1,033
Total other comprehensive income (loss)	3,200	3,592	(2,872)
COMPREHENSIVE INCOME	$30,745	$32,496	$18,057

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY <

YEARS ENDED JUNE 30, 2020, 2019 AND 2018

Southern Missouri Bancorp, Inc.

		Additional			Accumulated Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
(dollars in thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
BALANCE AS OF JUNE 30, 2017	$86	$70,101	$102,369	$—	$527	$173,083

Net Income			20,929			20,929
Change in unrealized gain on available for sale securities, net			65		(2,828)	(2,763)
Defined benefit pension plan net loss					(44)	(44)
Dividends paid on common stock ($.44 per share)			(3,827)			(3,827)
Stock option expense		22				22
Stock grant expense		171				171
Exercise of stock options		172				172
Common stock issued	4	12,947				12,951
BALANCE AS OF JUNE 30, 2018	$90	$83,413	$119,536	$—	$(2,345)	$200,694

Net Income			28,904			28,904
Change in unrealized gain on available for sale securities, net					3,602	3,602
Defined benefit pension plan net loss					(10)	(10)
Dividends paid on common stock ($.52 per share)			(4,763)			(4,763)
Stock option expense		51				51
Stock grant expense		323				323
Common stock issued	3	10,754				10,757
Treasury stock purchased				(1,166)		(1,166)
BALANCE AS OF JUNE 30, 2019	$93	$94,541	$143,677	$(1,166)	$1,247	$238,392

Net Income			27,545			27,545
Change in unrealized gain on available for sale securities, net					3,194	3,194
Defined benefit pension plan net gain					6	6
Dividends paid on common stock ($.60 per share)			(5,513)			(5,513)
Stock option expense		74				74
Stock grant expense		356				356
Exercise of stock options		64				64
Treasury stock purchased				(5,771)		(5,771)
BALANCE AS OF JUNE 30, 2020	$93	$95,035	$165,709	$(6,937)	$4,447	$258,347

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2020, 2019 AND 2018

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
NET INCOME	$27,545	$28,904	$20,929
Items not requiring (providing) cash:
Depreciation	3,783	3,402	3,119
Loss (gain) on disposal of fixed assets	482	29	(206)
Stock option and stock grant expense	430	374	230
Loss on sale/write-down of REO	802	267	(45)
Amortization of intangible assets	1,771	1,672	1,457
Accretion of purchase accounting adjustments	(1,403)	(2,886)	(1,694)
Increase in cash surrender value of bank owned life insurance (BOLI)	(1,022)	(1,329)	(947)
Provision for loan losses	6,002	2,032	3,047
Gains realized on sale of AFS securities	—	(244)	(334)
Net amortization of premiums and discounts on securities	1,295	846	994
Bargain purchase gain	(123)	—	—
Originations of loans held for sale	(72,165)	(30,768)	(29,749)
Proceeds from sales of loans held for sale	70,929	30,633	29,410
Gain on sales of loans held for sale	(1,630)	(771)	(804)
Changes in:
Accrued interest receivable	(1,758)	(459)	(797)
Prepaid expenses and other assets	4,566	56	7,852
Accounts payable and other liabilities	1,224	5,973	(309)
Deferred income taxes	26	75	(1,774)
Accrued interest payable	(453)	795	265
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,301	38,601	30,644

Cash flows from investing activities:
Net increase in loans	(246,930)	(139,056)	(99,510)
Net change in interest-bearing deposits	(2)	983	249
Proceeds from maturities of available for sale securities	51,649	29,971	24,981
Proceeds from sales of available for sale securities	—	40,985	18,198
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,072)	1,489	(1,756)
Net purchases of Federal Reserve Bank of St. Louis stock	(13)	(785)	(1,209)
Purchases of available-for-sale securities	(55,486)	(31,207)	(44,051)
Purchases of premises and equipment	(4,304)	(7,696)	(2,138)
Purchases of BOLI	(4,000)	—	—
Net cash paid for acquisition	(9,080)	(8,377)	(1,501)
Investments in state & federal tax credits	(5,103)	(2,192)	(5,086)
Proceeds from sale of fixed assets	349	32	1,970
Proceeds from sale of foreclosed assets	1,632	2,317	1,374
Proceeds from BOLI claim	—	544	—
NET CASH USED IN INVESTING ACTIVITIES	(272,360)	(112,992)	(108,479)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	249,285	40,664	82,567
Net (decrease) increase in certificates of deposits	(4,788)	102,551	(26,392)
Net (decrease) increase in securities sold under agreements to repurchase	(4,376)	1,109	(6,945)
Proceeds from Federal Home Loan Bank advances	640,900	591,500	1,518,930
Repayments of Federal Home Loan Bank advances	(615,897)	(642,030)	(1,491,130)
Repayments of long term debt	(3,000)	(4,400)	—
Exercise of stock options	64	—	172
Purchase of treasury stock	(5,771)	(1,166)	—
Dividends paid on common stock	(5,513)	(4,763)	(3,827)
NET CASH PROVIDED BY FINANCING ACTIVITIES	250,904	83,465	73,375

Increase (decrease) in cash and cash equivalents	18,845	9,074	(4,460)
Cash and cash equivalents at beginning of period	35,400	26,326	30,786
Cash and cash equivalents at end of period	$54,245	$35,400	$26,326

See accompanying notes to consolidated financial statements.

> CONSOLIDATED STATEMENTS OF CASH FLOWS <

YEARS ENDED JUNE 30, 2020, 2019 AND 2018

Southern Missouri Bancorp, Inc.

(dollars in thousands)	2020	2019	2018
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Conversion of loans to foreclosed real estate	$1,057	$2,134	$1,905
Conversion of foreclosed real estate to loans	—	51	112
Conversion of loans to repossessed assets	210	66	54
Right of use assets obtained in exchange for lease obligations: Operating Leases	1,965	—

The Company purchased all of the capital stock of Central Federal for $21,942 on May 22, 2020.
The Company purchased all of the capital stock of Gideon for $22,028 on November 21, 2018.
The Company purchased all of the capital stock of Bancshares for $16,815 on February 23, 2018.
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	70,570	216,772	90,992
Less: common stock issued	—	10,757	12,955
Cash paid for the capital stock	21,942	11,271	3,860
Liabilities assumed	48,504	194,744	74,177

Cash paid during the period for:
Interest (net of interest credited)	$3,813	$4,325	$3,021
Income taxes	2,437	2,856	1,589

See accompanying notes to consolidated financial statements.

NOTE 1: Organization and Summary of Significant Accounting Policies

Organization. Southern Missouri Bancorp, Inc., a Missouri corporation (the Company) was organized in 1994 and is the parent company of Southern Bank (the Bank). Substantially all of the Company’s consolidated revenues are derived from the operations of the Bank, and the Bank represents substantially all of the Company’s consolidated assets and liabilities. SB Real Estate Investments, LLC is a wholly owned subsidiary of the Bank formed to hold Southern Bank Real Estate Investments, LLC. Southern Bank Real Estate Investments, LLC is a real estate investment trust (REIT) which is controlled by the investment subsidiary, and has other preferred shareholders in order to meet the requirements to be a REIT. At June 30, 2020, assets of the REIT were approximately $751 million, and consisted primarily of loan participations acquired from the Bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents includes cash, due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $6.9 million and $6.9 million at June 30, 2020 and 2019, respectively. The deposits are held in various commercial banks with a total of $319,000 exceeding the FDIC’s deposit insurance limits, as well as at the Federal Reserve and the Federal Home Loan Bank of Des Moines and Chicago.

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

When the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income (loss). As a result of this guidance, the Company’s consolidated balance sheets for the dates presented reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income (loss). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in management’s judgment, the collectability of interest or principal in the normal course of business is doubtful. The Company complies with regulatory guidance which indicates that loans should be placed in nonaccrual status when 90 days past due, unless the loan is both well-secured and in the process of collection. A loan that is “in the process of collection” may be subject to legal action or, in appropriate circumstances, through other collection efforts reasonably expected to result in repayment or restoration to current status in the near future. A loan is considered delinquent when a payment has not been made by the contractual due date. At June 30, 2020, some loans were modified under the terms of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), which provides that loans modified after March 1, 2020, due to the COVID-19 pandemic, and which were otherwise current at December 31, 2019, need not be accounted for as troubled debt restructurings (TDRs). While these loans may not have met the contractual due dates of payments under their previous terms, so long as they were compliant with the terms of the modification made under the CARES Act, they would not have been reported as delinquent at June 30, 2020. See further disclosure in Note 3: Loans and Allowance for Loan Losses. Interest income previously accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured, and a consistent record of performance has been demonstrated.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Depending on a particular loan’s circumstances, the Company measures impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Valuation allowances are established for collateral-dependent impaired loans for the difference between the loan amount and fair value of collateral less estimated selling costs. For impaired loans that are not collateral dependent, a valuation allowance is established for the difference between the loan amount and the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. Impairment losses are recognized through an increase in the required allowance for loan losses. Cash receipts on loans deemed impaired are recorded based on the loan’s separate status as a nonaccrual loan or an accrual status loan.

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

Intangible Assets. The Company’s intangible assets at June 30, 2020 included gross core deposit intangibles of $15.3 million with $8.7 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.1 million. At June 30, 2019, the Company’s intangible assets included gross core deposit intangibles of $14.7 million with $6.9 million accumulated amortization, gross other identifiable intangibles of $3.8 million with accumulated amortization of $3.8 million, and mortgage servicing rights of $1.4 million. The Company’s core deposit intangible assets are being amortized using the straight line method, over periods ranging from five to seven years, with amortization expense expected to be approximately $1.4 million in fiscal 2021, $1.4 million in fiscal 2022, $1.4 million in fiscal 2023, $1.4 million in fiscal 2024, $807,000 in fiscal 2025, and $328,000 thereafter. As of June 30, 2020, and June 30, 2019, there was no impairment indicated.

Goodwill. The Company’s goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill. If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. As of June 30, 2020, and June 30, 2019, there was no impairment indicated, based on a qualitative assessment of goodwill, which considered: the decline in the market value of the Company’s common stock, relative to peers; concentrations of credit; profitability; nonperforming assets; capital levels; and results of recent regulatory examinations.

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

Incentive Plans. The Company accounts for its Management and Recognition Plan (MRP), Equity Incentive Plan (EIP), and Omnibus Incentive Plan (OIP) in accordance with ASC 718, “Share-Based Payment.” Compensation expense is based on the market price of the Company’s stock on the date the shares are granted and is recorded over the vesting period. The difference between the grant-date fair value and the fair value on the date the shares are considered earned represents a tax benefit to the Company that is recorded as an adjustment to income tax expense.

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

Revisions. Certain immaterial revisions have been made to the 2019 and 2018 consolidated financial statements for netting interchange expenses with interchange revenues to apply the recognition on an agency versus principal basis. These revisions did not have a significant impact on the financial statement line items impacted. have been reclassified to conform to the 2020 presentation. These reclassifications had no effect on net income or retained earnings.

The following paragraphs summarize the impact of new accounting pronouncements:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain removed and modified disclosures, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The Company formed a working group of key personnel responsible for the allowance for loan losses estimate and initiated its evaluation of the data and systems requirements of adoption of the Update. The group determined that purchasing third party software would be the most effective method to comply with the requirements, evaluated several outside vendors, and made a vendor recommendation that was approved by the Board. Model validation and data testing using existing ALLL methodology have been completed. Parallel testing of the new methodology compared to the current methodology has been ongoing in the second half of fiscal year 2020. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, which for the Company will be the three-month period ending September 30, 2020.

Based on its initial analysis, the Company estimates that the allowance for credit losses (ACL) will increase by 27 to 35 percent as compared to the June 30, 2020, allowance for loan losses. This would result in an ACL of approximately 1.48% to 1.57% of gross loans upon adoption in the first quarter of fiscal 2021. This estimate is based upon the Company’s current analysis of economic conditions and forecasts, and the estimate is subject to change based on continuing review and challenge of the model and our methodologies and judgments as we work to finalize implementation. The adoption of ASU 2016-13 in fiscal 2021 could also impact the Company’s future earnings, perhaps materially. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law, providing banking organizations required to adopt ASU 2016-13 during calendar year 2020 temporary relief from compliance with the standard until the earlier of the termination date of the national emergency declared by the President on March 13, 2020, concerning the COVID-19 pandemic (the National Emergency), or December 31, 2020.

In February 2016, the FASB issued ASU 2016-02, “Leases,” to revise the accounting related to lease accounting. Under the new guidance, a lessee is required to record a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Update was effective for the Company July 1, 2019. Adoption of the standard allows the use of a modified retrospective transition approach for all periods presented at the time of adoption. Based on the Company’s leases outstanding at June 30, 2020, which included five leased properties and numerous office equipment leases, the adoption of the new standard did not have a material impact on the Company’s consolidated statements of financial condition or consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption. In the first quarter of 2020, the Company recognized a ROU asset and corresponding lease liability for all leases of approximately $2.0 million based on the lease portfolio at that time. The Company’s new leases, lease terminations, and lease modifications and renewals will impact the amount of ROU asset and corresponding lease liability recognized. The Company’s leases are all currently “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense is anticipated.

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

NOTE 2: Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of securities available for sale consisted of the following:

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
Obligations of states and political subdivisions	$40,486	$1,502	$—	$41,988
Other securities	7,919	48	(343)	7,624
TOTAL DEBT AND EQUITY SECURITIES	48,405	1,550	(343)	49,612

Mortgage-backed securities:
FHLMC certificates	29,970	756	(2)	30,724
GNMA certificates	7,546	72	—	7,618
FNMA certificates	42,265	2,402	(5)	44,662
CMOs issues by government agencies	42,594	1,346	(32)	43,908
TOTAL MORTGAGE-BACKED SECURITIES	122,375	4,576	(39)	126,912
TOTAL	$170,780	$6,126	$(382)	$176,524

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Debt and equity securities:
U.S. government and Federal agency obligations	$7,284	$1	$(15)	$7,270
Obligations of states and political subdivisions	42,123	728	(68)	42,783
Other securities	5,176	75	(198)	5,053
TOTAL DEBT AND EQUITY SECURITIES	54,583	804	(281)	55,106

Mortgage-backed securities:
FHLMC certificates	16,373	64	(65)	16,372
GNMA certificates	35	—	—	35
FNMA certificates	34,943	610	(95)	35,458
CMOs issues by government agencies	57,946	775	(157)	58,564
TOTAL MORTGAGE-BACKED SECURITIES	109,297	1,449	(317)	110,429
TOTAL	$163,880	$2,253	$(598)	$165,535

The amortized cost and fair value of available-for-sale securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Within one year	$862	$868
After one year but less than five years	9,875	10,089
After five years but less than ten years	15,812	16,174
After ten years	21,856	22,481
Total investment securities	48,405	49,612
Mortgage-backed securities	122,375	126,912
Total investments and mortgage-backed securities	$170,780	$176,524

The carrying value of investment and mortgage-backed securities pledged as collateral to secure public deposits and securities sold under agreements to repurchase amounted to $156.1 million and $143.7 million at June 30, 2020 and 2019, respectively. The securities pledged consist of marketable securities, including $0 and $5.6 million of U.S. Government and Federal Agency Obligations, $82.0 million and $47.3 million of Mortgage-Backed Securities, $41.9 million and $55.7 million of Collateralized Mortgage Obligations, $32.0 million and $34.9 million of State and Political Subdivisions Obligations, and $200,000 and $300,000 of Other Securities at June 30, 2020 and 2019, respectively.

There were no gains or losses recognized from sales of available-for-sale securities in fiscal 2020. Gains of $265,450 and losses of $21,576 were recognized from sales of available-for-sale securities in fiscal 2019.

The Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at June 30, 2020.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2020, was $10.7 million, which is approximately 6.0% of the Company’s available for sale investment portfolio, as compared to $51.8 million or approximately 31.3% of the Company’s available for sale investment portfolio at June 30, 2019. Except as discussed below, management believes the declines in fair value for these securities to be temporary.

The tables below show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and 2019.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Other securities	$995	$5	$643	$338	$1,638	$343
Mortgage-backed securities	9,037	39	—	—	9,037	39
Total investments and mortgage-backed securities	$10,032	$44	$643	$338	$10,675	$382

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
For the year ended June 30, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
U.S. government-sponsored enterprises (GSEs)	$—	$—	$6,969	$15	$6,969	$15
Obligations of state and political subdivisions	—	—	8,531	68	8,531	68
Other securities	—	—	985	198	985	198
Mortgage-backed securities	1,175	1	34,148	316	35,323	317
Total investments and mortgage-backed securities	$1,175	$1	$50,633	$597	$51,808	$598

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by increases in market interest rates. The contractual terms of these instruments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

Other securities. At June 30, 2020, there were two pooled trust preferred securities with an estimated fair value of $643,000 and unrealized losses of $333,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the pooled trust preferred securities and a reduced demand for these securities, and concerns regarding the financial institutions that issued the underlying trust preferred securities.

The June 30, 2020, cash flow analysis for these two securities indicated it is probable the Company will receive all contracted principal and related interest projected. The cash flow analysis used in making this determination was based on anticipated default, recovery, and prepayment rates, and the resulting cash flows were discounted based on the yield spread anticipated at the time the securities were purchased. Other inputs include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions, including profitability, capital ratios, and asset quality. Assumptions for these two securities included prepayments averaging 1.6 percent, annually, annual defaults averaging 50 basis points, and a recovery rate averaging 10 percent of gross defaults, lagged two years.

One of these two securities has continued to receive cash interest payments in full since initial purchase; the other security received principal-in-kind (PIK), in lieu of cash interest, for a period of time following the recession and financial crisis which began in 2008, but resumed cash interest payments during fiscal 2014. Our cash flow analysis indicates that cash interest payments are expected to continue for the securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities prior to recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

The Company does not believe any other individual unrealized loss as of June 30, 2020, represents OTTI. However, the Company could be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any required OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the OTTI is identified.

Credit losses recognized on investments. During fiscal 2009, the Company adopted ASC 820, formerly FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” There were no trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended June 30, 2020 and 2019.

NOTE 3: Loans and Allowance for Loan Losses

Classes of loans are summarized as follows:

(dollars in thousands)	June 30, 2020	June 30, 2019
Real Estate Loans:
Residential	$627,357	$491,992
Construction	185,924	123,287
Commercial	887,419	840,777
Consumer loans	80,767	97,534
Commercial loans	468,448	355,874
	2,249,915	1,909,464
Loans in process	(78,452)	(43,153)
Deferred loan fees, net	(4,395)	(3)
Allowance for loan losses	(25,139)	(19,903)
Total loans	$2,141,929	$1,846,405

The Company’s lending activities consist of origination of loans secured by mortgages on one- to four-family residences and commercial and agricultural real estate, construction loans on residential and commercial properties, commercial and agricultural business loans and consumer loans. At June 30, 2020, the Bank had purchased participations in 23 loans totaling $58.2 million.

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

Commercial Real Estate Lending. The Company actively originates loans secured by commercial real estate including farmland, single- and multi-tenant retail properties, restaurants, hotels, land (improved and unimproved), nursing homes and other healthcare-related facilities, warehouses and distribution centers, convenience stores, automobile dealerships and other automotive-related services, and other businesses. These properties are typically owned and operated by borrowers headquartered within the Company’s primary lending area, however, the property may be located outside our primary lending area. Approximately $281.4 million of the Company’s $887.4 million in commercial real estate loans are secured by properties located outside our primary lending area.

Most commercial real estate loans originated by the Company generally are based on amortization schedules of up to 25 years with monthly principal and interest payments. Generally, the interest rate received on these loans is fixed for a maturity for up to ten years, with a balloon payment due at maturity. Alternatively, for some loans, the interest rate adjusts at least annually after an initial period up to seven years. The Company typically includes an interest rate “floor” in the loan agreement. Generally, improved commercial real estate loan amounts do not exceed 80% of the lower of the appraised value or the purchase price of the secured property. Agricultural real estate terms offered differ slightly, with amortization schedules of up to 25 years with an 80% loan-to-value ratio, or 30 years with a 75% loan-to-value ratio.

Construction Lending. The Company originates real estate loans secured by property or land that is under construction or development. Construction loans originated by the Company are generally secured by mortgage loans for the construction of owner occupied residential real estate or to finance speculative construction secured by residential real estate, land development, or owner-operated or non-owner occupied commercial real estate. During construction, these loans typically require monthly interest-only payments, with single-family residential construction loans having maturities ranging from six to twelve months, while multifamily or commercial construction loans typically mature in 12 to 24 months. Once construction is completed, permanent construction loans may be converted to monthly payments using amortization schedules of up to 30 years on residential and generally up to 25 years on commercial real estate.

While the Company typically utilizes relatively short maturity periods to closely monitor the inherent risks associated with construction loans for these loans, weather conditions, change orders, availability of materials and/or labor, and other factors may contribute to the lengthening of a project, thus necessitating the need to renew the construction loan at the balloon maturity. Such extensions are typically executed in incremental three month periods to facilitate project completion. The Company’s average term of construction loans is approximately eight months. During construction, loans typically require monthly interest only payments which may allow the Company an opportunity to monitor for early signs of financial difficulty should the borrower fail to make a required monthly payment. Additionally, during the construction phase, the Company typically performs interim inspections which further allow the Company opportunity to assess risk. At June 30, 2020, construction loans outstanding included 77 loans, totaling $48.8 million, for which a modification had been agreed to. At June 30, 2019, construction loans outstanding included 59 loans, totaling $27.2 million, for which a modification had been agreed to. In general, these modifications were solely for the purpose of extending the maturity date due to conditions described above. As these modifications were not executed due to financial difficulty on the part of the borrower, they were not accounted for as TDRs. Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at June 30, 2020, included drawn balances of $4.7 million in construction loans which were modified at the borrower’s request due to the current situation of heightened economic uncertainty triggered by the pandemic.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, direct and indirect automobile loans, second mortgages, mobile home loans and loans secured by deposits. The Company originates substantially all of its consumer loans in its primary lending area. Usually, consumer loans are originated with fixed rates for terms of up to approximately five years, with the exception of home equity lines of credit, which are variable, tied to the prime rate of interest and are for a period of ten years.

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

Automobile loans originated by the Company include both direct loans and a smaller amount of loans originated by auto dealers. The Company generally pays a negotiated fee back to the dealer for indirect loans. Typically, automobile loans are made for terms of up to 66 months for new and used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 100% of the purchase price of the vehicle.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (excluding loans in process and deferred loan fees) based on portfolio segment and impairment methods as of June 30, 2020 and 2019, and activity in the allowance for loan losses for the fiscal years ended June 30, 2020, 2019, and 2018.

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2020	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Provision charged to expense	1,529	645	2,730	300	798	6,002
Losses charged off	(379)	—	(12)	(189)	(273)	(853)
Recoveries	19	—	15	25	28	87
Balance, end of period	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$4,875	$2,010	$12,132	$1,182	$4,940	$25,139
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$626,085	$106,194	$872,716	$80,767	$463,902	$2,149,664
Ending Balance: loans acquired with deteriorated credit quality	$1,272	$1,278	$14,703	$—	$4,546	$21,799

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2019	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214
Provision charged to expense	487	268	765	231	281	2,032
Losses charged off	(30)	—	(164)	(103)	(92)	(389)
Recoveries	23	—	5	16	2	46
Balance, end of period	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$3,706	$1,365	$9,399	$1,046	$4,387	$19,903
Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending Balance: collectively evaluated for impairment	$490,307	$78,826	$821,415	$97,534	$349,681	$1,837,763
Ending Balance: loans acquired with deteriorated credit quality	$1,685	$1,308	$19,362	$—	$6,193	$28,548

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2018	Real Estate	Real Estate	Real Estate	Consumer	Commercial	Total
Allowance for loan losses:
Balance, beginning of period	$3,230	$964	$7,068	$757	$3,519	$15,538
Provision charged to expense	184	142	1,779	251	691	3,047
Losses charged off	(190)	(9)	(56)	(129)	(22)	(406)
Recoveries	2	—	2	23	8	35
Balance, end of period	$3,226	$1,097	$8,793	$902	$4,196	$18,214

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

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or probable losses and to assign risk grades. The primary responsibility for this review rests with risk management personnel. This review is supplemented with periodic examinations of both selected credits and the credit review process by the Company’s internal audit function and applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

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

The following tables present the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category and payment activity as of June 30, 2020 and 2019. These tables include purchased credit impaired loans, which are reported according to risk categorization after acquisition based on the Company’s standards for such classification:

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2020	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$620,004	$103,105	$829,276	$80,517	$457,385
Watch	1,900	4,367	45,262	45	4,708
Special Mention	—	—	403	25	—
Substandard	5,453	—	11,590	180	6,355
Doubtful	—	—	888	—	—
Total	$627,357	$107,472	$887,419	$80,767	$468,448

(dollars in thousands)	Residential	Construction	Commercial
June 30, 2019	Real Estate	Real Estate	Real Estate	Consumer	Commercial
Pass	$482,869	$80,134	$802,479	$97,012	$341,069
Watch	1,236	—	21,693	170	7,802
Special Mention	103	—	3,463	26	—
Substandard	7,784	—	13,142	291	7,003
Doubtful	—	—	—	35	—
Total	$491,992	$80,134	$840,777	$97,534	$355,874

The above amounts include purchased credit impaired loans. At June 30, 2020, purchased credit impaired loans comprised $5.9 million of credits rated “Pass”; $10.3 million of credits rated “Watch”, none rated “Special Mention”, $5.6 million of credits rated “Substandard” and none rated “Doubtful”. At June 30, 2019, purchased credit impaired loans comprised $6.9 million of credits rated “Pass”; $10.4 million of credits rated “Watch”, none rated “Special Mention”; $11.2 million of credits rated “Substandard”; and none rated “Doubtful”.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful. In addition, lending relationships of $3 million or more, exclusive of any consumer or owner-occupied residential loan, are subject to an annual credit analysis which is prepared by the loan administration department and presented to a loan committee with appropriate lending authority. A sample of lending relationships in excess of $1 million (exclusive of single-family residential real estate loans) are subject to an independent loan review annually, in order to verify risk ratings. The Company uses the following definitions for risk ratings:

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

The following tables present the Company’s loan portfolio aging analysis (excluding loans in process and deferred loan fees) as of June 30, 2020 and 2019. These tables include purchased credit impaired loans, which are reported according to aging analysis after acquisition based on the Company’s standards for such classification:

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2020	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$772	$378	$654	$1,804	$625,553	$627,357	$—
Construction	—	—	—	—	107,472	107,472	—
Commercial	641	327	1,073	2,041	885,378	887,419	—
Consumer loans	180	53	193	426	80,341	80,767	—
Commercial loans	93	1,219	810	2,122	466,326	468,448	—
Total loans	$1,686	$1,977	$2,730	$6,393	$2,165,070	$2,171,463	$—

			Greater Than				Greater Than 90
(dollars in thousands)	30-59 Days	60-89 Days	90 Days	Total		Total Loans	Days Past Due
June 30, 2019	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
Real Estate Loans:
Residential	$227	$1,054	$1,714	$2,995	$488,997	$491,992	$—
Construction	—	—	—	—	80,134	80,134	—
Commercial	296	1	5,617	5,914	834,863	840,777	—
Consumer loans	128	46	176	350	97,184	97,534	—
Commercial loans	424	25	1,902	2,351	353,523	355,874	—
Total loans	$1,075	$1,126	$9,409	$11,610	$1,854,701	$1,866,311	$—

Under the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Loans with such modifications in effect at June 30, 2020, included $380.1 million in loans reported as current in the above table. An additional $29,000 of consumer loans and $1,000 in residential real estate loans with such modifications were reported as 30-59 days past due, and $66,000 of commercial loans with such modifications were reported as 60-89 days past due as of June 30, 2020.

At June 30, 2020 there were no purchased credit impaired loans that were greater than 90 days past due. At June 30, 2019 there was one purchased credit impaired loan with net fair value of $3.1 million that was greater than 90 days past due.

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

The following tables present impaired loans (excluding loans in process and deferred loan fees) as of June 30, 2020 and 2019. These tables include purchased credit impaired loans. Purchased credit impaired loans are those for which it was deemed probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. In an instance where, subsequent to the acquisition, the Company determines it is probable, for a specific loan, that cash flows received will exceed the amount previously expected, the Company will recalculate the amount of accretable yield in order to recognize the improved cash flow expectation as additional interest income over the remaining life of the loan. These loans, however, will continue to be reported as impaired loans. In an instance where, subsequent to the acquisition, the Company determines it is probable that, for a specific loan, that cash flows received will be less than the amount previously expected, the Company will allocate a specific allowance under the terms of ASC 310-10-35.

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2020	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$3,811	$4,047	$—
Construction real estate	1,278	1,312	—
Commercial real estate	19,271	23,676	—
Consumer loans	—	—	—
Commercial loans	5,040	6,065	—
Loans with a specific valuation allowance:
Residential real estate	$—	$—	$—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Consumer loans	—	—	—
Commercial loans	—	—	—
Total:
Residential real estate	$3,811	$4,047	$—
Construction real estate	$1,278	$1,312	$—
Commercial real estate	$19,271	$23,676	$—
Consumer loans	$—	$—	$—
Commercial loans	$5,040	$6,065	$—

(dollars in thousands)	Recorded	Unpaid Principal	Specific
June 30, 2019	Balance	Balance	Allowance
Loans without a specific valuation allowance:
Residential real estate	$5,104	$5,341	$—
Construction real estate	1,330	1,419	—
Commercial real estate	26,410	31,717	—
Consumer loans	8	8	—
Commercial loans	6,999	9,187	—
Loans with a specific valuation allowance:
Residential real estate	$—	$—	$—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Consumer loans	—	—	—
Commercial loans	—	—	—
Total:
Residential real estate	$5,104	$5,341	$—
Construction real estate	$1,330	$1,419	$—
Commercial real estate	$26,410	$31,717	$—
Consumer loans	$8	$8	$—
Commercial loans	$6,999	$9,187	$—

The above amounts include purchased credit impaired loans. At June 30, 2020, purchased credit impaired loans comprised $21.8 million of impaired loans without a specific valuation allowance. At June 30, 2019, purchased credit impaired loans comprised $28.5 million of impaired loans without a specific valuation allowance.

The following tables present information regarding interest income recognized on impaired loans:

	Fiscal 2020
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$1,440	$89
Construction Real Estate	1,295	134
Commercial Real Estate	16,175	1,276
Consumer Loans	—	—
Commercial Loans	5,597	419
Total Loans	$24,507	$1,918

	Fiscal 2019
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$2,081	$112
Construction Real Estate	1,297	246
Commercial Real Estate	14,547	1,570
Consumer Loans	—	—
Commercial Loans	4,212	926
Total Loans	$22,137	$2,854

	Fiscal 2018
	Average
	Investment in	Interest Income
(dollars in thousands)	Impaired Loans	Recognized
Residential Real Estate	$3,358	$219
Construction Real Estate	1,317	165
Commercial Real Estate	9,446	1,163
Consumer Loans	—	—
Commercial Loans	3,152	199
Total Loans	$17,273	$1,746

Interest income on impaired loans recognized on a cash basis in the fiscal years ended June 30, 2020, 2019, and 2018 was immaterial.

For the fiscal years ended June 30, 2020, 2019, and 2018, the amount of interest income recorded for impaired loans that represents a change in the present value of future cash flows attributable to the passage of time was approximately $236,000, $1.3 million, and $683,000, respectively.

The following table presents the Company’s nonaccrual loans at June 30, 2020 and 2019. Purchased credit impaired loans are placed on nonaccrual status in the event the Company cannot reasonably estimate cash flows expected to be collected. The table excludes performing TDRs.

	June 30,
(dollars in thousands)	2020	2019
Residential real estate	$4,010	$6,404
Construction real estate	—	—
Commercial real estate	3,106	10,876
Consumer loans	196	309
Commercial loans	1,345	3,424
Total loans	$8,657	$21,013

The above amounts include purchased credit impaired loans. At June 30, 2020 there were no purchased impaired loans on nonaccrual. At June 30, 2019, purchased credit impaired loans comprised $4.1 million of nonaccrual loans.

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

At June 30, 2020, and June 30, 2019, the Company had $4.5 million and $6.5 million, respectively, of commercial real estate loans, $791,000 and $1.1 million, respectively, of residential real estate loans, and $3.2 million and $5.6 million, respectively, of commercial loans, respectively, that were modified in TDRs and impaired. All loans classified as TDRs at June 30, 2020 and June 30, 2019, were so classified due to interest rate concessions. During fiscal 2020, there were no loans modified as TDRs. When loans modified as TDRs have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.

Performing loans classified as TDRs at June 30, 2020 and June 30, 2019 segregated by class, are shown in the table below. Nonperforming TDRs are shown in nonaccrual loans.

	June 30, 2020		June 30, 2019
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	modifications	Investment	modifications	Investment
Residential real estate	3	$791	10	$1,130
Construction real estate	—	—	—	—
Commercial real estate	10	4,544	20	6,529
Consumer loans	—	—	—	—
Commercial loans	7	3,245	10	5,630
Total	20	$8,580	40	$13,289

The Company may obtain physical possession of real estate collateralizing a residential mortgage loan or home equity loan via foreclosure or in-substance repossession. As of June 30, 2020 and June 30, 2019, the carrying value of foreclosed residential real estate properties as a result of obtaining physical possession was $563,000 and $752,000, respectively. In addition, as of June 30, 2020 and June 30, 2019, the Company had residential mortgage loans and home equity loans with a carrying value of $435,000 and $493,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Following is a summary of loans to executive officers, directors, significant shareholders and their affiliates held by the Company at June 30, 2020 and 2019, respectively:

	June 30,
(dollars in thousands)	2020	2019
Beginning Balance	$9,132	$8,995
Additions	5,179	7,238
Repayments	(5,708)	(7,134)
Change in related party	—	33
Ending Balance	$8,603	$9,132

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2020 and June 30, 2019. The amount of these loans is shown below:

	June 30,
(dollars in thousands)	2020	2019
Residential real estate	$1,508	$1,921
Construction real estate	1,312	1,397
Commercial real estate	19,108	24,669
Consumer loans	—	—
Commercial loans	5,571	8,381
Outstanding balance	$27,499	$36,368
Carrying amount, net of fair value adjustment of $5,700 and $7,821 at June 30, 2020 and 2019, respectively	$21,799	$28,547

Accretable yield, or income expected to be collected, is as follows:

	June 30,
(dollars in thousands)	2020	2019	2018
Balance at beginning of period	$220	$589	$609
Additions	—	102	—
Accretion	(236)	(1,342)	(683)
Reclassification from nonaccretable difference	256	1,075	663
Disposals	—	(204)	—
Balance at end of period	$240	$220	$589

During the fiscal years ended June 30, 2020 and 2019, the Company did not increase or reverse the allowance for loan losses related to these purchased credit impaired loans.

NOTE 5: Premises and Equipment

Following is a summary of premises and equipment:

	June 30,
(dollars in thousands)	2020	2019
Land	$12,585	$12,414
Buildings and improvements	56,039	54,304
Construction in progress	435	466
Furniture, fixtures, equipment and software	18,109	16,514
Automobiles	120	107
Operating leases ROU asset	1,965	—
	89,253	83,805
Less accumulated depreciation	24,147	21,078
	$65,106	$62,727

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use (“ROU”) asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has five leased properties and numerous office equipment lease agreements in which it is the lessee, with lease terms exceeding twelve months. Adoption of this ASU resulted in the Company recognizing a ROU asset and corresponding lease liability of $437,000, while entry into a new operating lease agreement in September, 2019, resulted in the recognition of a ROU asset and corresponding lease liability of $1.6 million.

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

At or For the
Twelve Months Ended
June 30, 2020
Consolidated Balance Sheet
Operating leases right of use asset	$1,965
Operating leases liability	$1,965

Consolidated Statement of Income
Operating lease costs classified as occupancy and equipment expense	$214
(includes short-term lease costs)

Supplemental disclosures of cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174
ROU assets obtained in exchange for operating lease obligations:	$2,004

For the years ended June 30, 2020 and 2019, lease expense was $214,000 and $213,000, respectively. At June 30, 2020, future expected lease payments for leases with terms exceeding one year were as follows:

(dollars in thousands)
2021	$269
2022	243
2023	243
2024	243
2025	243
Thereafter	2,181
Future lease payments expected	$3,422

NOTE 6: Deposits

Deposits are summarized as follows:

	June 30,
(dollars in thousands)	2020	2019
Non-interest bearing accounts	$316,048	$218,889
NOW accounts	781,937	639,219
Money market deposit accounts	231,162	188,355
Savings accounts	181,229	167,973
TOTAL NON-MATURITY DEPOSITS	1,510,376	1,214,436
Certificates
0.00-.99%	72,236	2,447
1.00-1.99%	393,625	221,409
2.00-2.99%	168,985	398,931
3.00-3.99%	39,191	56,310
4.00-4.99%	160	162
5.00-5.99%	—	—
6.00-6.99%	274	—
TOTAL CERTIFICATES	674,471	679,259
TOTAL DEPOSITS	$2,184,847	$1,893,695

The aggregate amount of deposits with a minimum denomination of $250,000 was $611.4 million and $519.3 million at June 30, 2020 and 2019, respectively.

Certificate maturities are summarized as follows:

(dollars in thousands)
July 1, 2020 to June 30, 2021	$499,419
July 1, 2021 to June 30, 2022	99,591
July 1, 2022 to June 30, 2023	26,015
July 1, 2023 to June 30, 2024	7,593
July 1, 2024 to June 30, 2025	41,853
TOTAL	$674,471

Brokered certificates totaled $23.3 million and $44.9 million at June 30, 2020 and 2019, respectively. Deposits from executive officers, directors, significant shareholders and their affiliates (related parties) held by the Company at June 30, 2020 and 2019 totaled approximately $4.2 million and $3.8 million, respectively.

NOTE 7:  Securities Sold Under Agreements to Repurchase

The Company had no securities sold under agreements to repurchase as of June 30, 2020. The carrying value of securities sold under agreement to repurchase at June 30, 2019 amounted to $4.4 million. The securities underlying the agreements at June 30, 2019 consisted of marketable securities, including $5.8 million of Mortgage-Backed Securities. The right of offset for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default. The collateral is held by the Company in a segregated custodial account. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained.

The following table presents balance and interest rate information on the securities sold under agreements to repurchase.

	June 30,
(dollars in thousands)	2020	2019
Year-end balance	$—	$4,376
Average balance during the year	82	3,988
Maximum month-end balance during the year	—	4,703
Average interest during the year	0.03%	0.90%
Year-end interest rate	0.00%	0.93%

NOTE 8:  Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank are summarized as follows:

		June 30,
	Interest	2020	2019

Maturity	Rate	(dollars in thousands)
08/19/19	1.52%	$—	$200
11/22/19	1.91%	—	1,741
12/30/19	1.92%	—	249
01/14/20	1.76%	—	249
03/31/20	1.49%	—	248
06/10/20	1.26%	—	247
09/09/20	2.02%	4,982	4,929
11/23/20	2.13%	1,741	1,725
01/14/21	1.92%	249	247
03/31/21	1.68%	248	246
05/17/21	2.43%	5,000	5,000
06/10/21	1.42%	247	244
09/07/21	2.81%	9,000	9,000
09/09/21	2.28%	1,977	1,960
10/01/21	2.53%	5,000	5,000
11/16/21	2.43%	5,000	5,000
03/07/22	0.95%	3,000	—
03/31/22	1.91%	246	244
08/15/22	1.89%	3,000	—
03/06/23	0.99%	3,000	—
03/06/24	0.95%	3,000	—
03/28/24	2.56%	8,000	8,000
08/13/24	1.88%	3,000	—
02/21/25	1.28%	5,000	—
02/21/25	1.53%	5,000	—
03/06/25	1.01%	3,000	—
12/14/26	2.65%	334	379
	TOTAL	$70,024	$44,908
Weighted-average rate		2.01%	2.42%

Of the advances outstanding at June 30, 2020, two advances totaling $10.0 million are callable by the FHLB prior to maturity. In addition to the above advances, the Bank had additional available credit amounting to $296.6 million and $320.1 million with the FHLB at June 30, 2020 and 2019, respectively.

Advances from FHLB of Des Moines are secured by FHLB stock and commercial real estate and one- to four-family mortgage loans pledged. To secure outstanding advances and the Bank’s line of credit, loans totaling $768.7 million and $754.4 million were pledged to the FHLB at June 30, 2020 and 2019, respectively. The principal maturities of FHLB advances at June 30, 2020, are below:

June 30, 2020
FHLB Advance Maturities	(dollars in thousands)
July 1, 2020 to June 30, 2021	$12,467
July 1, 2021 to June 30, 2022	24,223
July 1, 2022 to June 30, 2023	6,000
July 1, 2023 to June 30, 2024	11,000
July 1, 2024 to June 30, 2025	16,000
July 1, 2025 to thereafter	334
TOTAL	$70,024

NOTE 9: Note Payable

In June 2017, the Company entered into a revolving, reducing line of credit with a five-year term, initially providing available credit of $15.0 million. Available credit under the line was reduced by $3.0 million on each anniversary date of the line of credit. At June 30, 2020, the balance of the line was fully repaid and the line was terminated. At June 30, 2019, the balance of the line was $3.0 million, with remaining available credit of $6.0 million. The line of credit bore interest at a floating rate based on LIBOR, which was due and payable monthly, and was secured by the stock of the Bank. The proceeds from this line of credit were used, in part, to fund the cash portion of the Tammcorp merger.

NOTE 10: Subordinated Debt

Southern Missouri Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the “Trust Preferred Securities”) with a liquidation value of $1,000 per share in March 2004. The securities are due in 30 years, redeemable after five years and bear interest at a floating rate based on LIBOR. At June 30, 2020, the current rate was 3.05%. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Southern Missouri Statutory Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase Junior Subordinated Debentures of the Company. The Company used its net proceeds for working capital and investment in its subsidiaries.

In connection with its October 2013 acquisition of Ozarks Legacy Community Financial, Inc. (OLCF), the Company assumed $3.1 million in floating rate junior subordinated debt securities. The debt securities had been issued in June 2005 by OLCF in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2020, the current rate was 2.76%. The carrying value of the debt securities was approximately $2.7 million and $2.6 million at June 30, 2020, and June 30, 2019, respectively.

In connection with its August 2014 acquisition of Peoples Service Company, Inc. (PSC), the Company assumed $6.5 million in floating rate junior subordinated debt securities. The debt securities had been issued in 2005 by PSC’s subsidiary bank holding company, Peoples Banking Company, in connection with the sale of trust preferred securities, bear interest at a floating rate based on LIBOR, are now redeemable at par, and mature in 2035. At June 30, 2020, the current rate was 2.11%. The carrying value of the debt securities was approximately $5.3 million at June 30, 2020, and $5.2 million at June 30, 2019.

NOTE 11: Employee Benefits

401(k) Retirement Plan. The Bank has a 401(k) retirement plan that covers substantially all eligible employees. The Bank makes “safe harbor” matching contributions of up to 4% of eligible compensation, depending upon the percentage of eligible pay deferred into the plan by the employee. Additional profit-sharing contributions of 5% of eligible salary have been accrued for the plan year ended June 30, 2020, which the board of directors authorizes based on management recommendations and financial performance for fiscal 2020. Total 401(k) expense for fiscal 2020, 2019, and 2018 was $1.5 million, $1.3 million, and $1.3 million, respectively. At June 30, 2020, 401(k) plan participants held approximately 389,000 shares of the Company’s stock in the plan. Employee deferrals and safe harbor contributions are fully vested. Profit-sharing or other contributions vest over a period of five years.

2008 Equity Incentive Plan. The Company adopted an Equity Incentive Plan (the EIP) in 2008, reserving for award 132,000 shares (split-adjusted). EIP shares were available for award to directors, officers, and employees of the Company and its affiliates by a committee of outside directors. The committee held the power to set vesting requirements for each award under the EIP. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the EIP. From fiscal 2012 through fiscal 2017, the Company awarded 122,803 shares, and no awards were made under the plan since fiscal 2017. All EIP awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to of 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2020, 2019, and 2018, there were 2,825, 7,100, and 5,400, EIP shares (split-adjusted) vested each year, respectively. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. The EIP expense for fiscal 2020, 2019, and 2018 was $88,000, $141,000, and $165,000, respectively. At June 30, 2020, unvested compensation expense related to the EIP was approximately $136,000.

2003 Stock Option Plan. The Company adopted a stock option plan in October 2003 (the 2003 Plan). Under the plan, the Company granted options to purchase 242,000 shares (split-adjusted) to employees and directors, of which, options to purchase 187,000 shares (split-adjusted) have been exercised, options to purchase 45,000 shares (split-adjusted) have been forfeited, and 10,000 remain outstanding. Under the 2003 Plan, exercised options may be issued from either authorized but unissued shares, or treasury shares. At the 2017 annual meeting, shareholders approved the 2017 Omnibus Incentive Plan, which provided that no further awards would be made under the 2003 Plan.

As of June 30, 2020, there was no remaining unrecognized compensation expense related to unvested stock options under the 2003 Plan. The aggregate intrinsic value of stock options outstanding, all of which were exercisable, at June 30, 2020, was $68,000. During fiscal 2020, options to purchase 10,000 shares were exercised. The intrinsic value of options vested in fiscal 2020, 2019, and 2018 was $14,000, $35,000, and $43,000, respectively.

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

Under the 2017 Plan, options to purchase 50,500 shares have been issued to employees, of which none have been exercised or forfeited, and 50,500 remain outstanding. As of June 30, 2020, there was $335,000 in remaining unrecognized compensation expense related to unvested stock options under the 2017 Plan, which will be recognized over the remaining weighted average vesting period. All stock options outstanding under the 2017 Plan at June 30, 2020, were at a strike price in excess of the market price. No in-the-money options were vested in fiscal 2020 or 2019, and no options vested during fiscal 2018.

Full value awards totaling 15,525, 15,000 and 22,000 shares, respectively, were issued to employees and directors in fiscal 2020, 2019, and 2018. All full value awards were in the form of either restricted stock vesting at the rate of 20% of such shares per year, or performance-based restricted stock vesting at up to 20% of such shares per year, contingent on the achievement of specified profitability targets over a three-year period. During fiscal 2020 and 2019, full value awards of 7,080 and 4,200 shares were vested, respectively, while no full value awards vested in fiscal 2018. Compensation expense, in the amount of the fair market value of the common stock at the date of grant, is recognized pro-rata over the five years during which the shares vest. Compensation expense for full value awards under the 2017 Plan for fiscal 2020, 2019, and 2018 was $293,000, $189,000, and $60,000, respectively. At June 30, 2020, unvested compensation expense related to full value awards under the 2017 Plan was approximately $1.3 million.

Changes in options outstanding under the 2003 Plan and the 2017 Plan were as follows:

	2020		2019		2018
	Weighted		Weighted		Weighted
	Average		Average		Average
	Price	Number	Price	Number	Price	Number
Outstanding at beginning of year	$26.35	51,000	$22.18	33,500	$9.35	44,000
Granted	37.40	19,500	34.35	17,500	37.31	13,500
Exercised	6.38	(10,000)	—	—	7.18	(24,000)
Forfeited	—	—	—	—	—	—
Outstanding at year-end	$33.22	60,500	$26.35	51,000	$22.18	33,500
Options exercisable at year-end	$26.31	18,900	$14.73	20,700	$10.57	16,000

The following is a summary of the assumptions used in the Black-Scholes pricing model in determining the fair values of options granted during fiscal years 2020, 2019, and 2018:

	2020	2019	2018
Assumptions:
Expected dividend yield	1.60%	1.51%	1.18%
Expected volatility	22.55%	20.39%	20.42%
Risk-free interest rate	1.55%	2.67%	2.54%
Weighted-average expected life (years)	10.00	10.00	10.00
Weighted-average fair value of options granted during the year	$8.81	$8.78	$10.14

The table below summarizes information about stock options outstanding under the 2003 Plan and 2017 Plan at June 30, 2020:

Weighted	Options Outstanding		Options Exercisable
Average		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
50.2 mo.	10,000	$17.55	10,000	$17.55
90.6 mo.	13,500	37.31	5,400	37.31
102.2 mo.	17,500	34.35	3,500	34.35
115.7 mo.	19,500	37.40	—	37.40

NOTE 12: Income Taxes

The Company and its subsidiary files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for tax years ending June 30, 2016 and before. The Company recognized no interest or penalties related to income taxes.

The components of net deferred tax assets are summarized as follows:

(dollars in thousands)	June 30, 2020	June 30, 2019
Deferred tax assets:
Provision for losses on loans	$5,802	$4,601
Accrued compensation and benefits	825	692
NOL carry forwards acquired	149	199
Minimum Tax Credit	130	130
Unrealized loss on other real estate	257	134
Purchase accounting adjustments	—	255
Losses and credits from LLC's	—	1,206
Other	26	—
Total deferred tax assets	7,189	7,218
Deferred tax liabilities:
Purchase accounting adjustments	64	—
Depreciation	1,665	1,749
FHLB stock dividends	120	120
Prepaid expenses	259	313
Unrealized gain on available for sale securities	1,265	364
Other	104	61
Total deferred tax liabilities	3,477	2,607
Net deferred tax asset	$3,712	$4,611

As of June 30, 2020, the Company had approximately $675,000 and $119,000 in federal and state net operating loss carryforwards, respectively, which were acquired in the July 2009 acquisition of Southern Bank of Commerce, the February 2014 acquisition of Citizens State Bankshares of Bald Knob, Inc., the August 2014 acquisition of Peoples Service Company, and the June 2017 acquisition of Tammcorp, Inc. The amount reported is net of the IRC Sec. 382 limitation, or state equivalent, related to utilization of net operating loss carryforwards of acquired corporations. Unless otherwise utilized, the net operating losses will begin to expire in 2027.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	For the year ended June 30
(dollars in thousands)	2020	2019	2018
Tax at statutory rate	$7,231	$7,550	$8,074
Increase (reduction) in taxes resulting from:
Nontaxable municipal income	(444)	(400)	(441)
State tax, net of Federal benefit	299	487	553
Cash surrender value of Bank-owned life insurance	(214)	(279)	(266)
Tax credit benefits	(48)	(270)	(871)
Adjustment of deferred tax asset for enacted changes in tax laws	—	—	1,124
Other, net	63	(41)	(370)
Actual provision	$6,887	$7,047	$7,803

For the years ended June 30, 2020 and 2019, income tax expense at the statutory rate was calculated using a 21% annual effective tax rate (AETR), compared to 28.1% for the year ended June 30, 2018, as a result of the Tax Cuts and Jobs Act ("Tax Act") signed into law December 22, 2017. The Tax Act ultimately reduced the corporate Federal income tax rate for the Company from 35% to 21%, and for the fiscal year ending June 30, 2018, the Company was administratively subject to a 28.1% AETR. U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the income tax effects of the Tax Act were recognized in the Company’s financial statements for the quarter ended December 31, 2017, and for the twelve months ended June 30, 2018. The Tax Act is complex and requires significant detailed analysis. During the preparation of the Company’s income tax returns for June 30, 2018 and 2019, no significant adjustments related to enactment of the Tax Act were identified.

Tax credit benefits are recognized under the deferral method of accounting for investments in tax credits.

NOTE 13: Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, included in stockholders’ equity, are as follows:

	June 30,
(dollars in thousands)	2020	2019
Net unrealized gain on securities available-for-sale	$5,744	$1,655
Net unrealized gain on securities available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	(1)	(1)
Unrealized gain from defined benefit pension plan	(32)	(39)
	5,711	1,615
Tax effect	(1,264)	(368)
Net of tax amount	$4,447	$1,247

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended June 30, 2020 and 2019, were as follows:

	Amounts Reclassified From AOCI
(dollars in thousands)			Affected Line Item in the Condensed
	2020	2019	Consolidated Statements of Income
Unrealized gain on securities available-for-sale	$—	$244	Net realized gains on sale of AFS securities
Amortization of defined benefit pension items:	6	(10)	Compensation and benefits (included in computation of net periodic pension costs)
Total reclassified amount before tax	6	234
Tax benefit	1	49	Provision for Income Tax
Total reclassification out of AOCI	$5	$185	Net Income

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital (as defined), and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average total assets (as defined). Management believes, as of June 30, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.

In July 2013, the Federal banking agencies announced their approval of the final rule to implement the Basel III regulatory reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The approved rule included a new minimum ratio of common equity Tier 1 (CET1) capital of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and included a minimum leverage ratio of 4.0% for all banking institutions. Additionally, the rule created a capital conservation buffer of 2.5% of risk-weighted assets, and prohibited banking organizations from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative, if the capital conservation buffer is not maintained. This new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until being fully implemented in January 2019. The enhanced capital requirements for banking organizations such as the Company and the Bank began January 1, 2015. Other changes included revised risk-weighting of some assets, stricter limitations on mortgage servicing assets and deferred tax assets, and replacement of the ratings-based approach to risk weight securities.

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

As of June 30, 2020, the most recent notification from the Federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The tables below summarize the Company and Bank’s actual and required regulatory capital:

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$278,924	13.17%	$169,473	8.00%	n/a	n/a
Southern Bank	271,137	12.88%	168,355	8.00%	210,444	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	252,609	11.92%	127,105	6.00%	n/a	n/a
Southern Bank	244,822	11.63%	126,266	6.00%	168,355	8.00%
Tier I Capital (to Average Assets)
Consolidated	252,609	9.95%	101,528	4.00%	n/a	n/a
Southern Bank	244,822	9.66%	101,370	4.00%	126,713	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	237,467	11.21%	95,328	4.50%	n/a	n/a
Southern Bank	244,822	11.63%	94,700	4.50%	136,789	6.50%

					To Be Well Capitalized Under
					Prompt Corrective Action
	Actual		For Capital Adequacy Purposes		Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$256,982	13.22%	$155,536	8.00%	n/a	n/a
Southern Bank	247,199	12.81%	154,364	8.00%	192,954	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	235,768	12.13%	116,652	6.00%	n/a	n/a
Southern Bank	225,985	11.71%	115,773	6.00%	154,364	8.00%
Tier I Capital (to Average Assets)
Consolidated	235,768	10.81%	87,231	4.00%	n/a	n/a
Southern Bank	225,985	10.38%	87,077	4.00%	108,846	5.00%
Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	220,725	11.35%	87,489	4.50%	n/a	n/a
Southern Bank	225,985	11.71%	86,829	4.50%	125,420	6.50%

The Bank’s ability to pay dividends on its common stock to the Company is restricted to maintain adequate capital as shown in the above tables. Additionally, prior regulatory approval is required for the declaration of any dividends generally in excess of the sum of net income for that calendar year and retained net income for the preceding two calendar years. At June 30, 2020, approximately $11.2 million of the equity of the Bank was available for distribution as dividends to the Company without prior regulatory approval.

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

The Company had total outstanding standby letters of credit amounting to $3.2 million at June 30, 2020, and $2.6 million at June 30, 2019, with terms ranging from 12 to 24 months. At June 30, 2020, the Company’s deferred revenue under standby letters of credit agreements was nominal.

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

The Company had $416.2 million in commitments to extend credit at June 30, 2020, and $317.4 million at June 30, 2019.

At June 30, 2020, total commitments to originate fixed-rate loans with terms in excess of one year were $94.3 million at rates ranging from 2.38% to 5.75%, with a weighted-average rate of 4.62%. Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s policies for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the balance sheet. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

The Company originates collateralized commercial, real estate, and consumer loans to customers in Missouri, Arkansas, and Illinois. Although the Company has a diversified portfolio, loans aggregating $663.0 million at June 30, 2020, are secured by single and multi-family residential real estate generally located in the Company’s primary lending area.

NOTE 16: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per common share:

	Year Ended June 30,
(dollars in thousands except per share data)	2020	2019	2018
Net income	$27,545	$28,904	$20,929

Denominator for basic earnings per share -
Weighted-average shares outstanding	9,189,876	9,193,235	8,734,334
Effect of dilutive securities stock options or awards	9,293	10,674	11,188
Denominator for diluted earnings per share	9,199,169	9,203,909	8,745,522

Basic earnings per share available to common stockholders	$3.00	$3.14	$2.40
Diluted earnings per share available to common stockholders	$2.99	$3.14	$2.39

Options outstanding at June 30, 2020, 2019, and 2018, to purchase 50,500, 31,000, and 13,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each year periods because the exercise prices of such options were greater than the average market prices of the common stock for the respective fiscal year.

NOTE 17: Acquisitions

On May 22, 2020 the Company completed its acquisition of Central Federal Bancshares, Inc. (“Central”), and its wholly owned subsidiary, Central Federal Savings and Loan Association (“Central Federal”), in an all-cash transaction valued at approximately $21.9 million. Net cash paid for the acquisition totaled approximately $9.1 million. The conversion of data systems took place on June 7, 2020. Through June 30, 2020, the Company incurred $1.2 million of third-party acquisition-related costs with $1.2 million being included in noninterest expense in the Company’s consolidated statement of income for the year ended June 30, 2020.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Central acquisition is detailed in the following table.

Central Federal Bancshares
Fair Value of Consideration Transferred
(dollars in thousands)
Cash	$21,942

Recognized amounts of identifiable assets acquired and liabilities assumed

Cash and cash equivalents	$12,862
Investment securities	4,355
Loans	51,449
Premises and equipment	723
Identifiable intangible assets	540
Miscellaneous other assets	639

Deposits	(46,720)
Miscellaneous other liabilities	(1,783)
Total identifiable net assets	22,065
Bargain Purchase Gain	$(123)

Of the total purchase price of $21.9 million, $540,000 has been allocated to core deposit intangible. None of the purchase price was allocated to goodwill, as the acquisition resulted in a bargain purchase gain of $123,000. The core deposit intangible will be amortized over six years on a straight line basis.

The Company acquired the $52.1 million loan portfolio at an estimated fair value discount of $662,000. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-30. Management identified no purchased credit-impaired loans associated with the Central acquisition (ASC 310-30).

On November 21, 2018, the Company completed its acquisition of Gideon Bancshares Company (“Gideon”), and its wholly owned subsidiary, First Commercial Bank (“First Commercial”), in a stock and cash transaction. Upon completion of the Merger, each share of Gideon common stock was converted into the right to receive $72.48 in cash, as well as 2.04 shares of Southern Missouri common stock, with cash payable in lieu of fractional Southern Missouri shares (the “Merger Consideration”). The Company issued an aggregate of 317,225 shares of common stock for the stock portion of the Merger Consideration and paid an aggregate of approximately $11.3 million for the cash portion of the Merger Consideration. The conversion of data systems took place on December 8, 2018. The Company acquired First Commercial primarily for the purpose of conducting commercial banking activities in markets where it believes the Company’s business model will perform well, and for the long-term value of its core deposit franchise. Through June 30, 2020, the Company incurred $871,000 of third-party acquisition-related costs with $14,000 being included in noninterest expense in the Company’s consolidated statement of income for the year ended June 30, 2020, $783,000 for the year ended June 30, 2019, and $75,000 for the year ended June 30, 2018.

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

Of the total purchase price of $22.0 million, $4.1 million has been allocated to core deposit intangible. Additionally, $1.0 million has been allocated to goodwill and none of the purchase price is deductible. Goodwill is attributable to synergies and economies of scale expected from combining the operations of the Bank and First Commercial. Total goodwill was assigned to the acquisition of First Commercial. The core deposit intangible will be amortized over seven years on a straight line basis.

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

Recurring Measurements. The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and 2019:

	Fair Value Measurements at June 30, 2020, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
State and political subdivisions	$41,988	$—	$41,988	$—
Other securities	7,624	—	7,624	—
Mortgage-backed GSE residential	126,912	—	126,912	—

	Fair Value Measurements at June 30, 2019, Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. government sponsored enterprises (GSEs)	$7,270	$—	$7,270	$—
State and political subdivisions	42,783	—	42,783	—
Other securities	5,053	—	5,053	—
Mortgage-backed GSE residential	110,429	—	110,429	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended June 30, 2020.

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

Nonrecurring Measurements. The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2020 and 2019:

Fair Value Measurements at June 30, 2020, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$2,211	$—	$—	$2,211

Fair Value Measurements at June 30, 2019, Using:
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Foreclosed and repossessed assets held for sale	$2,430	$—	$—	$2,430

The following table presents losses recognized on assets measured on a non-recurring basis for the years ended June 30, 2020 and 2019:

(dollars in thousands)	2020	2019
Foreclosed and repossessed assets held for sale	$(1,009)	$(353)
Total losses on assets measured on a non-recurring basis	$(1,009)	$(353)

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

	Fair value at	Valuation	Unobservable	Range of	Weighted-average
(dollars in thousands)	June 30, 2020	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,211	Third party appraisal	Marketability discount	8.0% - 56.9%	15.7%

	Fair value at	Valuation	Unobservable	Range of	Weighted-average
(dollars in thousands)	June 30, 2019	technique	inputs	inputs applied	inputs applied
Nonrecurring Measurements
Foreclosed and repossessed assets	$2,430	Third party appraisal	Marketability discount	5.1% - 77.0%	35.2%

Fair Value of Financial Instruments. The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2020 and 2019:

	June 30, 2020
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$54,245	$54,245	$—	$—
Interest-bearing time deposits	974	—	974	—
Stock in FHLB	6,390	—	6,390	—
Stock in Federal Reserve Bank of St. Louis	4,363	—	4,363	—
Loans receivable, net	2,141,929	—	—	2,143,823
Accrued interest receivable	12,116	—	12,116	—
Financial liabilities
Deposits	2,184,847	1,508,740	—	676,816
Advances from FHLB	70,024	—	72,136	—
Accrued interest payable	1,646	—	1,646	—
Subordinated debt	15,142	—	—	11,511
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

	June 30, 2019
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$35,400	$35,400	$—	$—
Interest-bearing time deposits	969	—	969	—
Stock in FHLB	5,233	—	5,233	—
Stock in Federal Reserve Bank of St. Louis	4,350	—	4,350	—
Loans receivable, net	1,846,405	—	—	1,823,040
Accrued interest receivable	10,189	—	10,189	—
Financial liabilities
Deposits	1,893,695	1,214,606	—	678,301
Securities sold under agreements to repurchase	4,376	—	4,376	—
Advances from FHLB	44,908	—	45,547	—
Note payable	3,000	—	—	3,000
Accrued interest payable	2,099	—	2,099	—
Subordinated debt	15,043	—	—	15,267
Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

NOTE 20: Condensed Parent Company Only Financial Statements

The following condensed balance sheets, statements of income and comprehensive income and cash flows for Southern Missouri Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto:

		June 30,
Condensed Balance Sheets	(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents		$4,576	$8,149
Other assets		13,823	13,438
Investment in common stock of Bank		255,601	234,716
	TOTAL ASSETS	$274,000	$256,303

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities		$511	$2,868
Subordinated debt		15,142	15,043
	TOTAL LIABILITIES	15,653	17,911
Stockholders' equity		258,347	238,392
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,000	$256,303

		Year ended June 30,
Condensed Statements of Income	(dollars in thousands)	2020	2019	2018
Interest income		$27	$25	$20
Interest expense		899	1,079	887
Net interest expense		(872)	(1,054)	(867)
Dividends from Bank		34,000	23,000	6,000
Bargain purchase gain		123	—	—
Operating expenses		1,529	827	940
Income before income taxes and equity in undistributed income of the Bank		31,722	21,119	4,193
Income tax benefit		292	358	437
Income before equity in undistributed income of the Bank		32,014	21,477	4,630
Equity in undistributed income of the Bank		(4,469)	7,427	16,299
	NET INCOME	$27,545	$28,904	$20,929
	COMPREHENSIVE INCOME	$30,745	$32,496	$18,057

		Year ended June 30,
Condensed Statements of Cash Flow	(dollars in thousands)	2020	2019	2018
Cash Flows from operating activities:
Net income		$27,545	$28,904	$20,929
Changes in:
Equity in undistributed income of the Bank		4,469	(7,427)	(16,299)
Other adjustments, net		(904)	(635)	40
	NET CASH PROVIDED BY OPERATING ACTIVITES	31,110	20,842	4,670

Investments in Bank subsidiaries		(20,463)	(10,747)	(3,488)
	NET CASH USED IN INVESTING ACTIVITIES	(20,463)	(10,747)	(3,488)

Cash flows from financing activities:
Dividends on common stock		(5,513)	(4,763)	(3,827)
Exercise of stock options		64	—	172
Payments to acquire treasury stock		(5,771)	(1,166)	—
Repayments of long term debt		(3,000)	(4,400)	—
	NET CASH USED IN FINANCING ACTIVITIES	(14,220)	(10,329)	(3,655)

Net decrease in cash and cash equivalents		(3,573)	(234)	(2,473)
Cash and cash equivalents at beginning of year		8,149	8,383	10,856
	CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,576	$8,149	$8,383

NOTE 21: Quarterly Financial Data (Unaudited)

Quarterly operating data is summarized as follows (in thousands):

	June 30, 2020
	First	Second	Third	Fourth
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,922	$26,646	$26,220	$27,264
Interest expense	7,362	7,269	6,802	5,483

Net interest income	19,560	19,377	19,418	21,781

Provision for loan losses	896	388	2,850	1,868
Noninterest income	3,489	3,674	3,229	4,358
Noninterest expense	12,349	13,025	13,569	15,509
Income before income taxes	9,804	9,638	6,228	8,762
Income tax expense	1,976	1,921	1,129	1,861
NET INCOME	$7,828	$7,717	$5,099	$6,901

	June 30, 2019
(dollars in thousands)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$22,042	$24,207	$25,186	$26,047
Interest expense	4,875	6,139	6,632	7,054

Net interest income	17,167	18,068	18,554	18,993

Provision for loan losses	682	314	491	545
Noninterest income	2,944	3,568	3,423	3,158
Noninterest expense	10,963	12,066	12,667	12,196
Income before income taxes	8,466	9,256	8,819	9,410
Income tax expense	1,666	1,802	1,725	1,854
NET INCOME	$6,800	$7,454	$7,094	$7,556

	June 30, 2018
(dollars in thousands)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Interest income	$18,411	$19,231	$19,385	$20,147
Interest expense	3,308	3,528	3,710	4,245

Net interest income	15,103	15,703	15,675	15,902

Provision for loan losses	868	642	550	987
Noninterest income	2,918	2,811	3,506	3,134
Noninterest expense	10,402	10,156	11,563	10,852
Income before income taxes	6,751	7,716	7,068	7,197
Income tax expense	1,889	2,546	1,810	1,558
NET INCOME	$4,862	$5,170	$5,258	$5,639

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of June 30, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Date: September 14, 2020	By:	/s/ Greg A. Steffens
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

Southern Missouri Bancorp, Inc.

Poplar Bluff, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Southern Missouri Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated September 14, 2020 expressed an unqualified opinion.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Decatur, Illinois

September 14, 2020

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in SEC Rule 13a-15(f) under the Exchange Act) that occurred during the June 30, 2020, fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

Information concerning the directors of the Company required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholder to be held in October 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company required by this item is contained in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” and is incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit/Compliance Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Love (Chairman), Bagby, Black, Schalk, Brooks, Hensley, Robison, and Tooley, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Love is an "audit committee financial expert" as defined in applicable SEC rules. Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in October 2020, except for information contained under the heading "Report of the Audit Committee of the Board of Directors", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Company has adopted a written Code of Conduct and Ethics (the "Code") based upon the standards set forth under Item 406 of the Securities Exchange Act. The Code applies to all of the Company’s directors, officers and employees. The Code may be reviewed at the Company’s website, www.bankwithsouthern.com , by following the "investor relations" and "corporate governance" links.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since last disclosed to shareholders.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The following table sets forth information as of June 30, 2020, with respect to compensation plans under which shares of common stock may be issued.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity Compensation Plans Approved By Security Holders	60,500	$33.22	324,437	(1)
(1)	Under the terms of the 2017 Omnibus Incentive Plan, the total number of shares available for awards under that plan is 500,000, against which limit, full value shares are to be counted on a 2.5-for-1 basis. The 324,437 shares remaining available for future awards under the plan, as of June 30, 2012, reflects the 500,000 shares originally available under the shares authorization, less awards of 50,500 option shares and 53,025 full value shares (counted on a 2.5-for-1 basis, or 132,563), plus forfeitures of 3,000 full value shares (counted on a 2.5-for-1 basis, or 7,500 shares).

Item 13.    Certain Relationships, Related Transactions, and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements:

The following are contained in Part II, Item 8 of this Form 10-K:

(a)(2)Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)Exhibits:

Regulation S-K
Exhibit Number	Document
3.1(i)	Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference)
3.1(i)A

Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri (filed as an exhibit to Southern Missouri’s Current Report on Form 8-K filed on November 21, 2016 and incorporated herein by reference)

3.1(i)B

Amendment to Articles of Incorporation of Southern Missouri increasing the authorized capital stock of Southern Missouri(filed as an exhibit to Southern Missouri’s Current Report on Form 8-K filed on November 8, 2018 and incorporated herein by reference)

3.1(ii)

Certificate of Designation for the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 26, 2011 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 and incorporated herein by reference)
10	Material Contracts:
	1.	Registrant’s 2017 Omnibus Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 26, 2017, and incorporated herein by reference)
	2.	2008 Equity Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 19, 2008 and incorporated herein by reference)
	3.	2003 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on September 17, 2003 and incorporated herein by reference)
	4.	1994 Stock Option and Incentive Plan (attached to the Registrant’s definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)
	5.	Management Recognition and Development Plan (attached to the Registrant’s definitive proxy statement filed on October 21, 1994 and incorporated herein by reference)
	6.	Employment Agreements
(i) Employment Agreement with Greg A. Steffens (filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999)
(ii)

Amended and Restated Employment Agreement with Greg A. Steffens (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference)

	7.	Director’s Retirement Agreements
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

		(ix)	Director’s Retirement Agreement with Todd E. Hensley (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014 and incorporated herein by reference)
	8.	Tax Sharing Agreement (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)
	9.	Change-in-Control Agreements
		(i)	Change-in -Control Agreement with Kimberly Capps (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(ii)	Change-in -Control Agreement with Matthew Funke (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iii)	Change-in -Control Agreement with Lora Daves (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(iv)	Change-in -Control Agreement with Justin Cox (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(v)	Change-in -Control Agreement with Mark Hecker (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
		(vi)	Change-in -Control Agreement with Rick Windes (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference)
10.2	Director Fee Arrangements for 2019
14	Code of Conduct and Ethics (filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016)
21	Subsidiaries of the Registrant
23	Consent of Auditors
31.1	Rule 13a-14(a)/15-d14(a) Certifications
31.2	Rule 13a-14(a)/15-d14(a) Certifications
32	Section 1350 Certifications

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN MISSOURI BANCORP, INC.

Date:	September 14, 2020	By:	/s/ Greg A. Steffens
Greg A. Steffens
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg A. Steffens	September 14, 2020
Greg A. Steffens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ L. Douglas Bagby	September 14, 2020
L. Douglas Bagby
Chairman and Director

By:	/s/ Ronnie D. Black	September 14, 2020
Ronnie D. Black
Secretary and Director

By:	/s/ Sammy A. Schalk	September 14, 2020
Sammy A. Schalk
Vice Chairman and Director

By:	/s/ Rebecca McLane Brooks	September 14, 2020
Rebecca McLane Brooks
Director

By:	/s/ Charles R. Love	September 14, 2020
Charles R. Love
Director

By:	/s/ Dennis C. Robison	September 14, 2020
Dennis C. Robison
Director

By:	/s/ David J. Tooley	September 14, 2020
David J. Tooley
Director

By:	/s/ Todd E. Hensley	September 14, 2020
Todd E. Hensley
Director

By:	/s/ Matthew T. Funke	September 14, 2020
Matthew T. Funke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Regulation S-K
Exhibit Number	Document

4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Named Executive Officer Salary and Bonus Agreement for fiscal 2020

10.2	Director Fee Arrangements

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certifications Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications